Form 10-Q
period 1996-04-28
PETSMART INC
filed 1996-06-11
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 APRIL 28, 1996

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________ TO ___________


Commission file number: 0-21888

                                 PETsMART, Inc.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                            94-3024325
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)

                        10000 N. 31ST AVENUE, SUITE C-100
                             PHOENIX, ARIZONA  85051
          (Address of principal executive offices, including Zip Code)

                                 (602) 944-7070
             (Registrant's telephone number, including area code)

                                      None
              (Former name, former address and former fiscal year,
                          if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                    (1) Yes (X)           No ( )
                    (2) Yes (X)           No ( )

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

COMMON STOCK, $.0001 PAR VALUE, 52,031,400 SHARES AT MAY 31, 1996

                               PETsMART, INC.

                                  INDEX

                                                                  Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    April 28, 1996 and January 28, 1996             3

                    Consolidated Statements of Operations
                    for the thirteen weeks ended
                    April 28, 1996 and April 30, 1995               4

                    Consolidated Statements of Cash Flows
                    for the thirteen weeks ended
                    April 28, 1996 and April 30, 1995               5

                    Notes to Consolidated Financial Statements      6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                      9


Part II.  Other Information

          Item 1.   Legal Proceedings                              15


          Item 6.   Exhibits and Reports on Form 8-K               16

Signatures                                                         17

Exhibit Index                                                      18

                      PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)


                                                                  April 28,      January 28,
                                                                    1996            1996
                                                                -----------     ------------
                                                                (unaudited)
ASSETS

Cash and cash equivalents                                         $ 51,752         $ 74,540
Receivables                                                         30,032           31,236
Merchandise inventories                                            209,238          201,574
Prepaid expenses and other current assets                           19,173           11,898
                                                               -----------       ----------
  Total current assets                                             310,195          319,248

Property held for sale and leaseback                                 8,465           10,126
Property and equipment, net                                        165,090          163,067
Other assets                                                        35,556           36,250
                                                               -----------       ----------
  Total assets                                                    $519,306         $528,691
                                                               -----------       ----------
                                                               -----------       ----------

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

Notes payable to bank                                             $ 35,125         $ 22,248
Accounts payable                                                    93,010          110,678
Accrued payroll and employee benefits                               10,242           15,321
Accrued occupancy expense                                            8,066            7,546
Other accrued expenses                                              21,603           25,046
Current maturities of capital leases                                 7,900            8,953
                                                               -----------       ----------
  Total current liabilities                                        175,946          189,792

Capital lease obligations                                           55,805           56,143
Deferred rents                                                      11,175           11,316
Other liabilities                                                      125            1,227
                                                               -----------       ----------
  Total liabilities                                                243,051          258,478
                                                               -----------       ----------
Preferred stock, common stock and other stockholders'
 equity:
  Preferred stock (Note 7)                                              --            6,510
  Common stock; $.0001 par value; 75,000 shares authorized,
   51,615 and 50,975 shares issued and outstanding                       5                5
  Additional paid-in capital                                       301,916          290,289
  Cumulative foreign currency translation adjustments                  (42)             (42)
  Accumulated deficit                                              (25,624)         (26,549)
                                                               -----------       ----------
  Total preferred stock, common stock and other
   stockholders' equity                                            276,255          270,213
                                                               -----------       ----------
  Total liabilities, preferred stock, common stock and
   other stockholders' equity                                     $519,306         $528,691
                                                               -----------       ----------
                                                               -----------       ----------

               The accompanying notes are an integral part of
                  these unaudited financial statements.

                     PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                  CONSOLIDATED STATEMENTS OF OPERATIONS
                  (In thousands, except per share data)
                                (Unaudited)

                                                           For the 13 weeks ended
                                                      April 28,               April 30,
                                                        1996                     1995
                                                      ---------               ---------
Net sales                                             $ 310,200               $ 251,589
Cost of sales                                           225,103                 189,219
                                                      ---------               ---------
 Gross profit                                            85,097                  62,370

Store operating expenses                                 62,457                  50,852
Store preopening expenses                                 2,037                     667
General and administrative expenses                       8,687                   8,904
Merger and nonrecurring costs                             8,064                      --
                                                      ---------               ---------
 Operating income                                         3,852                   1,947

Interest income                                             158                     382
Interest expense                                          1,839                   2,048
                                                      ---------               ---------
 Income before income taxes                               2,171                     281

Income tax expense                                        1,246                   2,252
                                                      ---------               ---------
 Net income (loss)                                          925                  (1,971)

Accretion of redeemable preferred stock                      --                    (498)
                                                      ---------               ---------
 Net income (loss) applicable to holders of
  common stock                                        $     925               $  (2,469)
                                                      ---------               ---------
                                                      ---------               ---------
Income (loss) per common share
 and common share equivalent                          $    0.02               $   (0.05)
                                                      ---------               ---------
                                                      ---------               ---------
Weighted average number of common and common
 equivalent shares outstanding                           53,857                  50,359
                                                      ---------               ---------
                                                      ---------               ---------

               The accompanying notes are an integral part of
                  these unaudited financial statements.

                     PETSMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                            For the 13 Weeks Ended
                                                         April 28,           April 30,
                                                           1996                 1995
                                                         ---------           ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                      $     925           $   (1,971)
  Adjustments to reconcile net income (loss) to
   net cash from (used in) operating activities:
     Depreciation and amortization                           6,203                5,600
     Loss on disposal of assets                                 87                   --
  Changes in assets and liabilities:
   Receivables                                               1,204                1,988
   Merchandise inventories                                  (7,664)               1,141
   Prepaid expenses and other current assets                (7,275)              (2,541)
   Other assets                                              2,035                1,033
   Accounts payable                                        (17,668)               3,649
   Accrued payroll and employee benefits                    (5,079)              (5,296)
   Accrued occupancy expense                                   520               (2,299)
   Other accrued expenses                                   (3,443)                (966)
   Deferred rents                                             (141)                 682
   Other liabilities                                        (1,102)                (971)
                                                       -----------           ----------
  Net income from (used in) operating activities           (31,398)                  49
                                                       -----------           ----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of leaseholds, fixtures and equipment           (6,584)              (6,672)
  Purchases of property held for sale and leaseback         (3,990)              (3,345)
  Purchases of investments                                      --                2,960
  Proceeds from sale of property                             5,651                   --
                                                       -----------           ----------
  Net cash from (used in) investing activities              (4,923)              (7,057)
                                                       -----------           ----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                 3,017                1,001
  Borrowings from bank credit facility                      71,000                6,383
  Payments on bank credit facility                         (58,123)              (4,510)
  Tax benefit of exercise of stock options                     759                  562
  Payment on capital lease obligations                      (3,120)              (1,308)
                                                       -----------           ----------
  Net cash from (used in) financing activities              13,533                2,128
                                                       -----------           ----------
FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                     --                  (45)
                                                       -----------           ----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS           (22,788)              (4,925)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            74,540               84,746
                                                       -----------           ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  51,752           $   79,821
                                                       -----------           ----------
                                                       -----------           ----------


               The accompanying notes are an integral part of
                  these unaudited financial statements.

                       PETSMART, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
_______________________________________________________________________________

NOTE 1 - GENERAL

The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries ("PETsMART" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended April 28, 1996 and April 30, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 12, 1996.

NOTE 2 - PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of PETsMART and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial data for all periods presented reflect the retroactive effects of the March 1994 merger with the Weisheimer Companies, Inc., d.b.a. PETZAZZ, the May 1995 merger with Sporting Dog Specialties Inc., ("Sporting Dog"), the June 1995 merger with Petstuff Inc., ("Petstuff"), the September 1995 merger with The Pet Food Giant, Inc. ("Pet Food Giant") and the January 1996 merger with State Line Tack, Inc. ("State Line Tack"), all of which have been accounted for as poolings of interest. The consolidated financial statements have been prepared by combining the historical financial statements of PETsMART, PETZAZZ,Sporting Dog, Petstuff, Pet Food Giant and State Line Tack.

NOTE 3 - ACCOUNTING CHANGE

During the quarter ended April 30, 1995, PETsMART adopted Accounting Standards Executive Committee Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7 the Company is required to expense advertising costs for other than direct-response advertising either as incurred or the first time the advertising takes place. As a result of the adoption of SOP 93-7, the Company charged to operations during the quarter ended April 30, 1995 previously deferred advertising costs of approximately $450,000.

NOTE 4 - STOCK SPLIT

On May 1, 1995, the Company effected a 3-for-2 split of its common stock in the form of a stock dividend to stockholders of record on April 17, 1995. All share and per share data has been restated to reflect the stock split effected in the form of a stock dividend.

                       PETSMART, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
_______________________________________________________________________________

NOTE 5 - 1995 ACQUISITIONS

SPORTING DOG SPECIALTIES, INC.

On May 16, 1995 the Company acquired all of the outstanding equity securities of Sporting Dog Specialties, Inc. and its affiliates ("Sporting Dog") for an aggregate consideration of 1,875,000 shares of PETsMART Common Stock. Sporting Dog, a Rochester, New York based company, is the leading world-wide catalog retailer of pet and animal supplies and accessories. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

As a result of the acquisition, the Company recorded merger and related non-recurring charges of $1.8 million in its fiscal quarter ended July 30, 1995. This one-time charge included legal and accounting fees, a provision for closure of inadequate facilities and other costs of consolidation.

PETSTUFF, INC.

On June 1, 1995, the Company acquired all of the outstanding equity securities of Petstuff, Inc. ("Petstuff") for an aggregate consideration of 4,016,089 shares of PETsMART Common Stock, plus an additional 158,769 shares of PETsMART Common Stock reserved for issuance upon exercise of Petstuff Stock options assumed in the merger. Petstuff was an Atlanta, Georgia based operator of pet food and supply superstores in the Eastern United States and Canada. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

As a result of the acquisition, the Company recorded merger and related non-recurring charges of $38.9 million in its fiscal quarter ended July 30, 1995. This one-time charge included legal and accounting fees, costs associated with reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore, a provision for the closure of redundant and non-productive superstores and other costs of integration.

THE PET FOOD GIANT, INC.

On September 18, 1995, the Company acquired all of the outstanding equity securities of Pet Food Giant for an aggregate consideration of 939,671 shares of PETsMART Common Stock, plus 47,016 shares of PETsMART Common Stock reserved for issuance upon exercise of Pet Food Giant stock options assumed in the merger. Pet Food Giant, based in New Jersey, is an operator of pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas.

As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its fiscal quarter ended October 29, 1995 of $6.4 million. This one-time charge included investment banking, legal and miscellaneous transaction costs, costs associated with the consolidation of the companies' operations, and termination benefits to be paid to key employees of Pet Food Giant.

                       PETSMART, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             THIRTEEN WEEKS ENDED APRIL 28, 1996 AND APRIL 30, 1995
_______________________________________________________________________________

NOTE 6 - 1996 ACQUISITIONS

STATE LINE TACK, INC.

On January 30, 1996, the Company acquired State Line Tack, a New Hampshire based catalog retailer specializing in discount brand name tack, riding apparel, and equine supplies, by issuing 600,000 shares, including approximately 38,000 shares reserved for State Line Tack stock options assumed in the merger, of the Company's Common Stock in exchange for all of the outstanding equity interests of State Line Tack.

As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its quarter ended April 28, 1996 of $8.1 million. This one-time charge included investment banking, legal and miscellaneous transaction costs ($1.2 million), costs associated with the consolidation of the companies' operations ($6.9 million), including provision for the closure of inadequate and duplicative facilities and systems, severance and employee relocation costs, cancellation of certain contractual obligations and other costs.

Net sales and net income (loss) applicable to holders of common stock for PETsMART and the 1996 acquisition for the thirteen week period ended April 30, 1995 were as follows (in thousands):

                                   PETsMART       State Line Tack     Combined
                                   --------       ---------------     --------
Net sales                          $241,884           $9,705          $251,589

Net income (loss) applicable
 to holders of common stock (1)    $ (1,964)          $ (505)         $ (2,469)

- --------------
(1) Includes accretion of redeemable convertible preferred stock of PETsMART of $281,000 and accretion of preferred stock to liquidation value of State Line Tack of $217,000, respectively.


NOTE 7 - PREFERRED STOCK

REDEEMABLE PREFERRED STOCK

At December 31, 1995, 3,099,172 shares of State Line Tack Series A Preferred Stock and 375,000 shares of State Line Tack Series B Preferred Stock were issued and outstanding. The Series A Preferred Stock was subject to a 15% cumulative dividend and had a liquidation preference of $0.91963 per share and the Series B Preferred Stock was subject to a 8.55% cumulative dividend and had a liquidation preference of $2 per share. All series of preferred stock were redeemable at the discretion of the State Line Tack Board of Directors.
The Series A and Series B Preferred Stock were being accreted to their liquidation value through charges to retained earnings. The carrying value of the Series A and Series B Preferred Stock at January 28, 1996 was $6.51 million.

In connection with the merger with the Company (see Note 6), all shares of State Line Tack Series A and Series B Preferred Stock were included in the conversion into PETsMART equivalent common shares.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PURCHASING AND DISTRIBUTION, COMPETITION, and RISK FACTORS, in the Company's Form 10-K for the year ended January 28, 1996, and the RISK FACTORS section contained in the Company's Registration Statement on Form S-3 (Commission
File No. 333-03251) filed with the Commission on May 7, 1996.

GENERAL

At April 28, 1996, PETsMART operated 283 superstores in 33 states. Net sales grew 23.3% for the thirteen weeks ended April 28, 1996, compared to the same period of 1995, due principally to the opening of new superstores and comparable store sales increases of 12.1%. The Company believes that comparable store sales increases have been largely due to increased customer traffic and to improvements in its merchandising and marketing activities. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. The Company also expects that future increases in net sales and net income, if any, will be somewhat dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with Petstuff, Sporting Dog Specialties, Pet Food Giant and State Line Tack will be successful or that there will be no material adverse effects from the integration efforts of Petstuff, Sporting Dog Specialties, Pet Food Giant and State Line Tack on the financial results of the Company.

As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company expects continued downward pressure on its gross profit as a percentage of sales due to higher occupancy costs in new superstores, including the increasing number of superstores located in geographic areas where occupancy costs are higher relative to sales, along with competitive pressures in certain market areas. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the anticipated level of new superstore openings will also contribute to lower store operating margins. The Company anticipates opening at least 34 stores over the remainder of fiscal 1996, including 17 stores in the second fiscal quarter and five stores in Canada in the third fiscal quarter. In addition, the Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter.

The Company's business also is subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales during the summer months. PETsMART's superstores typically draw from a large retail area and can therefore be impacted by adverse weather and travel conditions.

In March 1994, PETsMART acquired 30 superstores in five midwestern states from The Weisheimer Companies, Inc., operating under the trade name PETZAZZ. In August 1994, PETsMART substantially completed the process of integrating the PETZAZZ chain into the PETsMART format of superstores, including changing the merchandise mix and operating and marketing philosophies. Due to their smaller size, and lack of veterinary clinics or grooming facilities, the converted PETZAZZ superstores have a lower average weekly sales volume compared to other PETsMART superstores, and have not achieved their anticipated profitability.

In May 1995, PETsMART acquired Sporting Dog Specialties and affiliates (Sporting
Dog). Although the results of Sporting Dog were not dilutive on PETsMART's fiscal 1995 operating results, there can be no assurance that Sporting Dog can maintain its profitability.

In June 1995, PETsMART acquired 52 superstores in the Eastern United States and four superstores in Canada from Petstuff. During the second quarter 1995, 15 of the redundant and non-productive superstores, including all of the Canadian stores, were closed. As of April 28, 1996, a total of 17 redundant or nonproductive former Petstuff superstores have been closed. During the third quarter 1995, PETsMART completed the integration of the remaining Petstuff superstores, including changing the merchandise mix and operating and marketing philosophies. The Petstuff acquisition was dilutive to fiscal 1995 operating results, but PETsMART expects the acquisition to contribute to earnings in fiscal 1996; however, there can be no assurance these superstores can achieve their anticipated profitability.

In September 1995, PETsMART acquired The Pet Food Giant, Inc., an operator of 10 pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas. As of April 28, 1996, one redundant superstore has been closed. The Company has completed the process of integrating the Pet Food Giant stores into the PETsMART format, including changing the merchandise mix and operating and marketing philosophies. Although PETsMART does not expect the results of Pet Food Giant to be dilutive to 1996 operating results, there can be no assurance that Pet Food Giant can achieve its anticipated profitability.

On January 30, 1996, PETsMART completed the acquisition of State Line Tack, Inc., the leading worldwide catalog operator specializing in discount brand name tack, riding apparel and equine supplies. This acquisition was accounted for as a pooling of interests, and PETsMART does not believe the results of this acquisition will be dilutive to fiscal 1996 operating results.

The discussion below relates to the results of operations of PETsMART reflecting the mergers with PETZAZZ, Petstuff, Sporting Dog, Pet Food Giant, and State Line Tack as if they had taken place from the inception of PETsMART. All of these acquisitions have been accounted for as poolings of interests.

RESULTS OF OPERATIONS

FIRST QUARTER 1996 COMPARED TO FIRST QUARTER 1995

Net sales increased 23.3% to $310.2 million for the thirteen weeks ended April 28, 1996 ("first quarter 1996") from $251.6 million for the thirteen weeks ended April 30, 1995,("first quarter 1995"). However, sales increased 30.2%, after excluding the effect of the closure of certain former Petstuff stores. Comparable store sales increased 12.1% in first quarter 1996. During first quarter 1996 the Company opened 23 new superstores and closed two relocated stores. The Company had 283 superstores in operation at the end of first quarter 1996 compared to 249 superstores open at the end of first quarter 1995, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.4% for first quarter 1996 as compared to 24.8% for first quarter 1995, primarily as a result of a change in sales mix and improved store occupancy cost leverage for the quarter.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 20.1% for first quarter 1996 from 20.2% for first quarter 1995. This decrease as a percentage of net sales was due to improved payroll expense management as compared to the prior year.

Store preopening expenses as a percentage of net sales increased to 0.7% for first quarter 1996 compared to 0.3% for first quarter 1995, primarily as a result of the large number (23) of superstores opened in first quarter 1996.
The average preopening expenses for the 23 PETsMART format superstores opened in first quarter 1996 decreased to $89,000 from $95,000 for the seven PETsMART format superstores opened during first quarter 1995. This decrease is the result of management efforts to improve efficiency in shortening the time required to open new superstores.

General and administrative expenses decreased as a percentage of sales to 2.8% for first quarter 1996 from 3.5% for first quarter 1995. This decrease was due primarily to the Company's ability to increase net sales without a proportionate increase in overhead expense and the elimination of duplicate overhead costs related to the Petstuff and Pet Food Giant acquisitions.

Merger and non-recurring charges of $8.1 million related to the State Line Tack acquisition were recorded in first quarter 1996. The State Line Tack one-time charge included legal and accounting fees ($1.4 million), a provision for the closure of duplicate or inadequate facilities and systems ($5.5 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on bank debt ($1.2 million).

The Company generated operating income of $3.9 million for the first quarter 1996 compared to $1.9 million in the first quarter 1995. However, excluding the merger and related non-recurring charge, operating income increased
$10.0 million to $11.9 million for first quarter 1996 from $1.9 million for first quarter 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 3.8% for first quarter 1996 from 0.8% for first quarter 1995.

Interest income decreased to $158,000 for first quarter 1996 from $382,000 for first quarter 1995 principally due to the decrease in average cash balances in first quarter 1996 compared to first quarter 1995. Interest expense decreased to $1.8 million for first quarter 1996 from $2.0 million for first quarter 1995 principally due to a lower average interest rate during the first quarter 1996.

Income tax expense was $1.2 million for first quarter 1996 compared to $2.3 million for first quarter 1995. Included in the first quarter 1996 tax provision is a charge for the nondeductibility of certain items included in the State Line Tack merger and nonrecurring charge. Excluding the effect of permanent differences within the merger and non-recurring charge, the Company's effective income tax rate for first quarter 1996 was 38% compared to 35% for first quarter 1995. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits and increased state income taxes.

As a result of the foregoing, the Company reported net income of $0.9 million (or $0.02 per share) for first quarter 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $2.0 million (or $0.04 per share) for first quarter 1995. Excluding the first quarter 1996 merger and related non-recurring charge and the related tax benefits, net income for first quarter 1996, on a comparable basis, increased to $6.3 million (or $0.12 per share), an $8.3 million increase over first quarter 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through the sale of equity securities, raising an aggregate of approximately $275 million since the Company's inception, as well as from cash flow from operations. Additional sources of financing include real and personal property leases, bank lines of credit and vendor terms on inventory purchases.

At April 28, 1996, total assets were $519.3 million, of which $310.2 million were current assets. Cash and cash equivalents were $51.8 million. The principal use of operating cash is the purchase of merchandise inventories.
This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

Cash used in operations was $31.4 million for the thirteen weeks ended April 28, 1996, compared to cash provided of $0.05 million for the same period of the prior year. Approximately $25.3 million of the cash used in operations during the thirteen weeks ended April 28, 1996 related to the timing of inventory purchases and payments during the first quarter 1996 for inventory balances required for the stores opened in first quarter 1996. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 44.5% at April 28, 1996, compared to 54.9% at January 28, 1996. Inventory balances were approximately $209.2 million at April 28, 1996, and $201.6 million at January 29, 1995. Average store inventory decreased 3.9% to $739,000 at April 28, 1996, from $769,000 at January 28, 1996, due to management's efforts to improve inventory turns.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $4.9 million for the thirteen weeks ended April 28, 1996.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility, was $13.5 million for the thirteen weeks ended April 28, 1996.

The Company currently has a $65 million revolving bank credit arrangement that expires July 6, 1998. On May 17, 1996, the Company obtained a commitment for an increase to $90 million in the bank credit arrangement. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.875%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The

Company expects to meet all existing covenants in its credit agreement for the remainder of fiscal 1996. At April 28, 1996, $35.1 million was outstanding under the credit facility.

The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

The Company's primary long-term capital requirement is for opening new superstores. All of the Company's superstores are leased facilities. The Company currently expects to open at least 34 additional superstores in the remainder of fiscal 1996, including five stores in Canada. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least 34 additional superstores by the end of fiscal 1996, between $23.1 million and $42.2 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1996, of which approximately $9.0 million to $20.0 million will be financed through equipment leases. During the remainder of fiscal 1996, the Company plans to remodel/retrofit approximately 30 older PETsMART stores and several former Petstuff and Pet Food Giant stores to the current store prototype which will require approximately $15.0 million of expenditure. The Company also has a new distribution center under construction in Phoenix, Arizona which will require approximately $17.0 million of expenditures. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

The United States Congress is currently considering legislation which would increase the federal minimum wage. Currently, the Company does not believe the passage of such legislation would have a material adverse effect on its store operating expenses or results of operations for the next twelve months.

The Company does not intend to own the land and buildings for its superstores. However, to the extent the Company believes that it is advantageous to purchase land for new superstores and to construct new superstore buildings itself, it will use its existing financing sources or cash to finance construction and, after the superstores are open, complete sale/leaseback transactions or attempt to secure other permanent financing.

The Company believes that its current cash balances, together with funds available from bank facilities, equipment lease arrangements and from operations will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next 12 months. However, numerous factors, such as future acquisition opportunities or a change in expansion plans, may cause the Company to change its current plans and seek additional funds. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through a debt or equity financing if it believes it would be in the best interests of the Company and its stockholders to do so.

The Company has historically had higher short-term cash requirements during periods of high store opening activity and during the holiday inventory build-up in its third fiscal quarter.

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1995, Petstuff Canada, LTD., a wholly-owned subsidiary of Petstuff, Inc., was named as a defendant in a complaint filed by a competitor alleging breach of the Competition Act, injurious falsehood, and damages to the trademarks and reputation of the competitor, stemming from alleged advertising practices. The suit seeks $20 million (Canadian) in damages plus $500,000 (Canadian) for punitive damages plus costs and interest. Petstuff Canada, LTD. intends to vigorously defend itself against the allegations set forth in the complaint and has filed counterclaims in this action. The ultimate outcome of this matter cannot presently be determined. Accordingly, no provision for any liability that might result from this lawsuit has been made in the Company's consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 11.1   Computation of Per Share Earnings

(b) Reports on Form 8-K

          During the thirteen weeks ended April 28, 1996, the Company filed the following reports on Form 8-K or Form 8-K/A:

          i. Report on Form 8-K dated January 30, 1996, filed February 12, 1996, announcing the consummation of the acquisition of State Line Tack, Inc.

          ii. Report on Form 8-K dated January 30, 1996, filed February 12, 1996, announcing the consummation of the acquisition of State Line Tack, Inc., as amended by a Report on Form 8-K/A, filed April 15, 1996, containing certain accounting information related to the acquisition of State Line Tack, Inc.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       PETSMART, INC.
                                        (Registrant)


Date: June 11, 1996                             /s/ C. DONALD DORSEY
                                       ---------------------------------------
                                                  C. Donald Dorsey
                                        Executive Vice President and Chief
                                        Financial Officer (Duly Authorized
                                        Officer and Principal Financial and
                                        Accounting Officer)

                                PETSMART, INC.

                                EXHIBIT INDEX


 Exhibit
 Number          Description
 -------         -----------
  11.1           Computation of Per Share Earnings.