Form 10-Q
period 1996-07-28
PETSMART INC
filed 1996-09-09
CIK 863157

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                             JULY 28, 1996

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

                            (602) 944-7070
           (Registrants telephone number, including area code)

                            NOT APPLICABLE
           (Former name, former address and former fiscal year, if changed since last report)


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

COMMON STOCK, $.0001 PAR VALUE, 105,517,236 SHARES AT AUGUST 26, 1996

                                PETsMART, INC.

                                   INDEX

                                                                  Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    July 28, 1996 and January 28, 1996              3

                    Consolidated Statements of Operations
                    for the thirteen and twenty-six weeks ended
                    July 28, 1996 and July 30, 1995                 4

                    Consolidated Statements of Cash Flows
                    for the twenty-six weeks ended
                    July 28, 1996 and July 30, 1995                 5

                    Notes to Consolidated Financial Statements      6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                     10


Part II.  Other Information

          Item 1.   Legal Proceedings                              19

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                               20

          Item 6.   Exhibits and Reports on Form 8-K               21

Signatures                                                         22

Exhibit Index                                                      23

                       PETsMART, INC. AND SUBSIDIARIES
___________________________________________________________________________

                        CONSOLIDATED BALANCE SHEETS
                   (In thousands, except per share data)

                                             July 28,            January 28,
ASSETS                                         1996                 1996
                                            -----------         ------------
                                            (unaudited)

Cash and cash equivalents                     $  54,837           $  74,540
Receivables                                      37,954              31,236
Merchandise inventories                         221,849             201,574
Prepaid expenses and other current assets        21,446              11,898
                                              ---------           ---------
  Total current assets                          336,086             319,248

Property held for sale and leaseback
Property and equipment, net                       7,175              10,126
Other assets                                    179,750             163,067
                                                 36,953              36,250
                                               --------            --------
  Total assets                                 $559,964            $528,691
                                               --------            --------

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY

Notes payable to bank                          $ 39,525             $22,248
Accounts payable                                100,915             110,678
Accrued payroll and employee benefits            12,598              15,321
Accrued occupancy expense                         9,232               7,546
Accrued merger and nonrecurring charges          12,521               3,962
Other accrued expenses                           14,926              21,084
Current maturities of capital leases              7,836               8,953
                                               --------            --------
  Total current liabilities                     197,553             189,792

Capital lease obligations                        58,502              56,143
Deferred rents                                   11,852              11,316
Other liabilities                                   108               1,227
                                               --------            --------
  Total liabilities                             268,015             258,478
                                               --------            --------

Preferred stock, common stock and other
 stockholders' equity:
  Preferred stock (Note 7)                          -                 6,510
  Common stock; $.0001 par value; 250,000
   shares authorized, 104,841 and 101,950
   shares issued and outstanding                     10                  10
  Additional paid-in capital                    314,704             290,289
  Cumulative foreign currency translation
   adjustments                                      (42)                (42)
  Accumulated deficit                           (22,723)            (26,554)
                                               --------            --------
  Total preferred stock, common stock and
   other stockholders' equity                   291,949             270,213
                                               --------            --------
  Total liabilities, preferred stock, common
   stock and other stockholders' equity        $559,964            $528,691
                                               --------            --------

      The accompanying notes are an integral part of these unaudited financial statements.

                 PETsMART, INC. AND SUBSIDIARIES
_____________________________________________________________________________

              CONSOLIDATED STATEMENTS OF OPERATIONS
              (In thousands, except per share data)
                           (Unaudited)

                                        For the 13 weeks ended      For the 26 weeks ended
                                         July 28,     July 30,       July 28,     July 30,
                                          1996         1995           1996         1995
                                        ---------     --------      ---------     --------
Net sales                                $321,872     $259,002        $632,072    $510,591
Cost of sales                             230,326      194,492         455,429     383,710
                                          -------      -------         -------     -------
 Gross profit                              91,546       64,510         176,643     126,881
 .
Store operating expenses                   59,984       47,867         122,441      98,719
Store preopening expenses                   2,214        1,311           4,251       1,978
General and administrative
 expenses                                  10,067        7,510          18,754      16,414
Merger and non-recurring costs             12,300       40,729          20,364      40,729
                                          -------      -------         -------     -------
 Operating income                           6,981      (32,907)         10,833     (30,959)

Interest income                                29          451             187         833
Interest expense                           (2,332)      (1,742)         (4,171)     (3,790)
                                          -------      -------         -------     -------
 Income (loss) before income
  taxes                                     4,678      (34,198)          6,849     (33,916)

Income tax expense (benefit)                1,780      (16,971)          3,026     (14,719)
                                          -------      -------         -------     -------
 Net income (loss)                          2,898      (17,227)          3,823     (19,197)

Accretion of redeemable preferred
 stock                                       -            (498)            -          (996)
                                          -------      -------         -------     -------

 Net income (loss) applicable to
  holders of common stock                  $2,898     $(17,725)         $3,823    $(20,193)
                                          -------      -------         -------     -------
Income (loss) per common share
 and common share equivalent                $0.03       $(0.18)          $0.04      $(0.20)
                                          -------      -------         -------     -------

Weighted average number of
 common and common equivalent
  shares outstanding                      109,447      101,068         108,699     100,893
                                          -------      -------         -------     -------

 The accompanying notes are an integral part of these unaudited financial statements.

                  PETsMART, INC. AND SUBSIDIARIES
____________________________________________________________________________

              CONSOLIDATED STATEMENTS OF CASH FLOWS
                         (In thousands)
                           (Unaudited)
                                                      For the 26 weeks ended
                                                      July 28,      July 30,
                                                        1996          1995
                                                      ---------    ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                      $3,823     $(19,197)
  Adjustments to reconcile net income (loss)
   to net cash from (used in) operating
   activities:
   Depreciation and amortization                         12,550       11,053
   Loss on disposal of assets                               255        9,155
  Changes in assets and liabilities:
   Receivables                                           (6,717)      (2,346)
   Merchandise inventories                              (20,276)       5,465
   Prepaid expenses and other current assets             (9,548)      (3,813)
   Other assets                                            (703)     (18,310)
   Accounts payable                                      (9,763)      11,687
   Accrued payroll and employee benefits                 (2,723)         (99)
   Accrued occupancy expense                              1,686       (1,757)
   Accrued merger and nonrecurring charges                8,559       15,331
   Other accrued expenses                                (6,158)      (4,507)
   Deferred rents                                           536          952
   Other liabilities                                     (1,119)        (863)
                                                         ------       ------
  Net cash from (used in) operating activities          (29,598)       2,751
                                                         ------       ------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of leaseholds, fixtures and equipment       (23,083)      (8,348)
  Purchases of property held for sale and leaseback      (8,470)         451
  Purchases of investments                                 -           3,326
  Proceeds from sale of property held for sale and
    leaseback                                            11,421           -
                                                        -------        -----
  Net cash from (used in) investing activities          (20,132)      (4,571)
                                                        -------        -----

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock             11,739        3,553
  Borrowings from bank credit facility                   99,400       17,776
  Payments on bank credit facility                      (82,123)      (8,976)
  Tax benefit resulting from exercise of stock options    6,174          832
  Payment on capital lease obligations                   (5,163)     (10,292)
                                                        -------       ------
  Net cash from (used in) financing activities           30,027        2,893
                                                        -------       ------
FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                 -             61
                                                        -------       ------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        (19,703)       1,134

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         74,540       84,746
                                                        -------       ------
CASH AND CASH EQUIVALENTS AT END OF PERIOD              $54,837      $85,880
                                                        -------       ------

 The accompanying notes are an integral part of these unaudited financial statements.

                 PETsMART, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 28, 1996 AND
                        JULY 30, 1995
____________________________________________________________________________

NOTE 1 - GENERAL
- ----------------
 The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries ("PETsMART" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included.

 Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and twenty-six weeks ended July 28, 1996 and July 30, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 12, 1996.


NOTE 2 - PRINCIPLES OF CONSOLIDATION
- ------------------------------------
 The  accompanying consolidated financial statements include  the
 accounts  of  PETsMART and its wholly-owned  subsidiaries.   All
 significant intercompany accounts and transactions have been eliminated in consolidation.

 Financial   data   for   all  periods  presented   reflect   the
 retroactive effects of the May 1995 merger with Sporting Dog Specialties Inc., ("Sporting Dog"), the June 1995 merger with Petstuff Inc., ("Petstuff"), the September 1995 merger with The Pet Food Giant, Inc. ("Pet Food Giant") and the January 1996 merger with State Line Tack, Inc. ("State Line Tack"), all of which have been accounted for as poolings of interest. The consolidated financial statements have been prepared by combining the historical financial statements of PETsMART, Sporting Dog, Petstuff, Pet Food Giant and State Line Tack.

NOTE 3 - ACCOUNTING CHANGE
- --------------------------
 During the quarter ended April 30, 1995, PETsMART adopted Accounting Standards Executive Committee Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7"). Under SOP 93-7 the Company is required to expense advertising costs for other than direct-response advertising either as incurred or the first time the advertising takes place. As a result of the adoption of SOP 93-7, the Company charged to operations during the quarter ended April 30, 1995 previously deferred advertising costs of approximately $450,000.

NOTE 4 - STOCK SPLITS
- ---------------------
 On July 19, 1996, the Company effected a 2-for-1 split of its common stock in the form of a stock dividend to stockholders of record on July 8, 1996. On May 1, 1995, the Company effected a 3-for-2 split of its common stock in the form of a stock dividend to stockholders of record on April 17, 1995. All share and per share data has been restated to reflect the stock splits effected in the form of these stock dividends.

                 PETsMART, INC. AND SUBSIDIARIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 28, 1996 AND
                         JULY 30, 1995
____________________________________________________________________________

NOTE 5 - 1995 ACQUISITIONS
- --------------------------
 SPORTING DOG SPECIALTIES, INC.

 On May 16, 1995, the Company acquired all of the outstanding equity securities of Sporting Dog Specialties, Inc. and its affiliates ("Sporting Dog") for an aggregate consideration of 3,750,000 shares of PETsMART Common Stock. Sporting Dog, a Rochester, New York-based company, is the leading world-wide catalog retailer of pet and animal supplies and accessories. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

 As a result of the acquisition, the Company recorded a merger and related non-recurring charge of $1.8 million in its fiscal quarter ended July 30, 1995. This one-time charge included investment banking, legal and accounting fees, a provision for the closure of inadequate facilities and other costs of consolidation.

 PETSTUFF, INC.

 On June 1, 1995, the Company acquired all of the outstanding equity securities of Petstuff for an aggregate consideration of 8,032,178 shares of PETsMART Common Stock, plus an additional 317,538 shares of PETsMART Common Stock reserved for issuance upon exercise of Petstuff stock options assumed in the merger. Petstuff was an Atlanta, Georgia-based operator of pet food and supply superstores in the Eastern United States and Canada. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

 As a result of the acquisition, the Company recorded a merger and related non-recurring charge of $38.9 million in its fiscal quarter ended July 30, 1995. This one-time charge included investment banking, legal and accounting fees, costs associated with reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore, a provision for the closure of redundant and non-productive superstores and other costs of integration.

 During the second fiscal quarter ended July 28, 1996, the Company recorded an additional $12.3 million charge ($7.6 million after its related tax benefit or $0.07 per share) principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the merger with Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities, and therefore, were not opened. The Company now believes lease settlement costs associated with the closed stores, and the leases related to unopened locations, will require an additional $10.8 million of expenditures. The remaining $1.5 million of the additional charge is primarily related to Petstuff store conversion costs.

 THE PET FOOD GIANT, INC.

 On   September  18,  1995,  the  Company  acquired  all  of  the outstanding equity securities of Pet Food Giant for an aggregate consideration of 1,879,342 shares of PETsMART Common Stock, plus 94,032 shares of PETsMART Common Stock reserved for issuance upon exercise of Pet Food Giant stock options assumed in the merger. Pet Food Giant, based in New Jersey, was an operator of pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

                 PETsMART, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 28, 1996 AND
                         JULY 30, 1995
____________________________________________________________________________

 As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its fiscal quarter ended October 29, 1995 of $6.4 million. This one-time charge included investment banking, legal and miscellaneous transaction costs, costs associated with the integration of the companies' operations, and termination benefits to be paid to key employees of Pet Food Giant.


NOTE 6 - 1996 ACQUISITION
- -------------------------
 STATE LINE TACK, INC.

 On January 30, 1996, the Company acquired all of the equity interests of State Line Tack, a New Hampshire-based catalog retailer specializing in discount brand name tack, riding apparel, and equine supplies, by issuing 1,200,000 shares, including approximately 76,000 shares reserved for issuance of State Line Tack stock options assumed in the merger, of the Company's Common Stock in exchange for all of the outstanding equity interests of State Line Tack. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

 As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its quarter ended April 28, 1996 of $8.1 million. This one-time charge included investment banking, legal and miscellaneous transaction costs ($1.4 million), and costs associated with the consolidation of the companies' operations ($6.7 million), including provision for the closure of inadequate and duplicative facilities and systems, severance and employee relocation costs, cancellation of certain contractual obligations and other costs of consolidation.

 Net sales and net loss applicable to holders of common stock for PETsMART and the 1996 acquisition for the thirteen week and twenty-six week periods ended July 30, 1995 were as follows (in thousands):

 THIRTEEN WEEKS ENDED:              PETsMART   STATE LINE TACK    COMBINED
 --------------------               --------   ---------------    --------


  Net sales                          $244,912          $14,090    $259,002
  Net loss applicable
     to holders of common stock (1)  $(17,360)           $(365)   $(17,725)

 TWENTY-SIX WEEKS ENDED:

  Net sales                          $486,796          $23,795    $510,591
  Net loss applicable
    to  holders of common stock (2)  $(19,323)           $(870)   $(20,193)

 _________________________
   (1) Includes accretion of redeemable convertible preferred stock of PETsMART of $281,000 and accretion of preferred stock to liquidation value of State Line Tack of $217,000, respectively.
   (2) Includes accretion of redeemable convertible preferred stock of PETsMART of $562,000 and accretion of preferred stock to liquidation value of State Line Tack of $434,000, respectively.

                 PETsMART, INC. AND SUBSIDIARIES

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
    THIRTEEN WEEKS AND TWENTY-SIX WEEKS ENDED JULY 28, 1996 AND
                          JULY 30, 1995
____________________________________________________________________________

NOTE 7 - PREFERRED STOCK
- ------------------------
 REDEEMABLE PREFERRED STOCK

 At December 31, 1995, 3,099,172 shares of State Line Tack Series A Preferred Stock and 375,000 shares of State Line Tack Series B Preferred Stock were issued and outstanding. The
 Series A Preferred Stock was subject to a 15% cumulative dividend and had a liquidation preference of $0.91963 per share and the Series B Preferred Stock was subject to a 8.55% cumulative dividend and had a liquidation preference of $2 per share. All series of preferred stock were redeemable at the discretion of the State Line Tack Board of Directors. The Series A and Series B Preferred Stock were being accreted to their liquidation value through charges to retained earnings. The carrying value of the Series A and Series B Preferred Stock at January 28, 1996 was $6.5 million.

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

GENERAL

At July 28, 1996, PETsMART operated 299 superstores in 33 states. Net sales grew 24.3% for the thirteen weeks ended July 28, 1996, compared to the same period of 1995, due principally to the opening of new superstores and comparable store sales increases of 11.9%. The Company believes that comparable store sales increases have been largely due to increased customer traffic and to improvements in its merchandising and marketing activities. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. The Company also expects that future increases in net sales and net income, if any, will be somewhat dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with Petstuff, Sporting Dog Specialties, Pet Food Giant and State Line Tack will be successful or that there will be no material adverse effects from the efforts of to integrate Petstuff, Sporting Dog, Pet Food Giant and State Line Tack on the financial results of the Company.

As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the level of recent new superstore openings will also contribute to lower store operating margins. The Company anticipates opening at least 18 stores over the remainder of fiscal 1996, including ten stores in the third fiscal quarter, and eight stores in the fourth fiscal quarter, including five stores in Canada. In addition, the Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter.

The Company's business also is subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales during the summer months. PETsMART's superstores typically draw from a large retail area and can therefore be impacted by adverse weather and travel conditions.

In May 1995, PETsMART acquired Sporting Dog Specialties, Inc. and affiliates (Sporting Dog), a catalog retailer of pet and animal supplies and accessories. Although the results of Sporting Dog were not dilutive on PETsMART's fiscal 1995 operating results, there can be no assurance that Sporting Dog can maintain its profitability.

In June 1995, PETsMART acquired 52 superstores in the Eastern United States and four superstores in Canada from Petstuff, Inc. (Petstuff). During the second quarter 1995, 15 of the redundant and non-productive superstores, including all of the Canadian stores, were closed. As of July 28, 1996, a total of 17 redundant or nonproductive former Petstuff superstores had been closed. The Company has completed the integration of the remaining Petstuff superstores, including changing the merchandise mix and operating and marketing philosophies. The Petstuff acquisition was dilutive to fiscal 1995 operating results, but PETsMART expects the acquisition to contribute to earnings in fiscal 1996; however, there can be no assurance these superstores can achieve their anticipated profitability.

In September 1995, PETsMART acquired The Pet Food Giant, Inc. (Pet Food Giant), an operator of 10 pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas. As of July 28, 1996, one redundant superstore had been closed. The Company has completed the process of integrating the Pet Food Giant stores into the PETsMART format, including changing the merchandise mix and operating and marketing philosophies. Although PETsMART does not expect the results of Pet Food Giant to be dilutive to 1996 operating results, there can be no assurance that Pet Food Giant can achieve its anticipated profitability.

On January 30, 1996, PETsMART completed the acquisition of State Line Tack, Inc. (State Line Tack), the leading worldwide catalog operator specializing in discount brand name tack, riding apparel and equine supplies. PETsMART does not believe the results of this acquisition will be dilutive to fiscal 1996 operating results.

The discussion below relates to the results of operations of PETsMART reflecting the mergers with Petstuff, Sporting Dog, Pet Food Giant, and State Line Tack as if they had taken place from the inception of PETsMART. All of these acquisitions have been accounted for as poolings of interests. Additionally, all share and per share data have been restated to reflect the Company's 2-for-1 stock split effected in the form of a stock dividend paid on July 19, 1996 to stockholders of record on July 8, 1996, and a 3-for-2 stock split effected in the form of a stock dividend paid on May 1, 1995 to stockholders of record on April 17, 1995.

RESULTS OF OPERATIONS

SECOND QUARTER 1996 COMPARED TO SECOND QUARTER 1995

Net sales increased 24.3% to $321.9 million for the thirteen weeks ended July 28, 1996 ("second quarter 1996") from $259.0 million for the thirteen weeks ended July 30, 1995 ("second quarter 1995"). However, sales increased 30.2%, after excluding the effect of the closure of certain former Petstuff stores. Comparable store sales increased 11.9% in second quarter 1996. During second quarter 1996 the Company opened 16 new superstores and had 299 superstores in operation at the end of second quarter 1996 compared to 243 superstores open at the end of second quarter 1995, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 28.4% for second quarter 1996 as compared to 24.9% for second quarter 1995. The increase in margin is principally due to a change in sales mix in retail stores, including those stores along the Atlantic coast reflecting the impact of the assimilation of the former Petstuff stores acquired in the second quarter of last year, and improved margins in catalog operations.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, were 18.6% of net sales for second quarter 1996 versus 18.5% for second quarter 1995.

Store preopening expenses as a percentage of net sales increased to 0.7% for second quarter 1996 compared to 0.5% for second quarter 1995. The average preopening expenses for the 16 PETsMART superstores opened in second quarter 1996 increased to $138,000 from $95,000 for the twelve PETsMART-format superstores opened during second quarter 1995. The increase in preopening expenses on a per unit basis reflects the opening of five large-format superstores in Southern California which required increased planning, store setup, and training costs due to their larger size and several new merchandising concepts.

General and administrative expenses were 3.1% of net sales for second quarter 1996 versus 2.9% for second quarter 1995.

During the second quarter ended July 28, 1996, the Company recorded an additional $12.3 million merger and non-recurring charge ($7.6 million after its related tax benefit or $0.07 per share) principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the merger with Petstuff in June 1995, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities, and therefore, were not opened. The Company now believes lease settlement costs associated with the closed stores, and the leases related to unopened locations, will require an additional $10.8 million of expenditures. The remaining $1.5 million of the current charge is primarily related to Petstuff store conversion costs. No other acquired stores have been closed since July 1995.

The Company generated operating income of $7.0 million for second quarter 1996 compared to an operating loss of $32.9 million in second quarter 1995. However, excluding the merger and related non-recurring charge, operating income increased $11.5 million to $19.3 million for second quarter 1996 from $7.8 million for second quarter 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 6.0% for second quarter 1996 from 3.0% for second quarter 1995.

Interest income decreased to $29,000 for second quarter 1996 from $451,000 for second quarter 1995 principally due to the decrease in average cash balances in second quarter 1996 compared to second quarter 1995. Interest expense increased to $2.3 million for second quarter 1996 from $1.7 million for second quarter 1995 principally due to higher average borrowings outstanding during the period.

Income tax expense was $1.8 million for second quarter 1996 compared to a benefit of $17.0 million for second quarter 1995. Excluding the effect of permanent differences within the merger and non-recurring charges recorded in both years, the Company's effective income tax rate for second quarter 1996 was 38% compared to 35% for second quarter 1995. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits, lower nontaxable interest income, and increased state income taxes.

As a result of the foregoing, the Company reported net income of $2.9 million (or $0.03 per share) for second quarter 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $17.2 million (or $0.18 per share) for second quarter 1995. Excluding the merger and related non-recurring charge and the related tax benefits recorded in both periods, net income for second quarter 1996, on a comparable basis, increased to $10.5 million (or $0.10 per share), a $6.3 million increase over second quarter 1995.

TWENTY-SIX WEEKS ENDED JULY 28, 1996 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 30, 1995

Net sales increased 23.8% to $632.1 million for the twenty-six weeks ended July 28, 1996 from $510.6 million for the twenty-six weeks ended July 30, 1995. However, sales increased 30.0%, after excluding the effect of the closure of certain former Petstuff stores. Comparable store sales increased 12.0% for the twenty-six week period. During the period, the Company opened 39 new superstores and closed two relocated stores. The Company had 299 superstores in operation at the end of second quarter 1996 compared to 243 superstores open at the end of second quarter 1995, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.9% for 1996 year to date as compared to 24.8% for the same period of 1995. The increase in margin is principally due to a change in sales mix in retail stores, including those stores along the Atlantic coast reflecting the impact of the assimilation of the former Petstuff stores acquired in the second quarter of last year, and improved margins in catalog operations.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.4% for the period from 19.3% for the first half of last year.

Store preopening expenses as a percentage of net sales increased to 0.7% for 1996 compared to 0.4% for 1995, primarily as a result of the large number
(39) of superstores opened in 1996. The average preopening expenses for the 39 PETsMART format superstores opened in 1996 increased to $111,000 from $104,000 for the 19 PETsMART-format and Pet Food Giant-format superstores opened during 1995. The increase in preopening expenses on a per unit basis reflects the opening of five large-format superstores in Southern California which required increased planning, store setup, and training costs due to their larger size and several new merchandising concepts.

General and administrative expenses decreased as a percentage of sales to 3.0% for the year to date 1996 from 3.2% for the comparable period of 1995. These expenses reflected continued expense management along with the consolidation of the Petstuff and Pet Food Giant administrative activities incurred last year.

Merger and non-recurring charges of $20.4 million related to the State Line Tack acquisition and the Petstuff lease settlement costs were recorded during the twenty-six weeks ended July 28, 1996. The State Line Tack one-time charge included investment banking, legal and accounting fees ($1.4 million), a provision for the closure of duplicate or inadequate facilities and systems ($5.5 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on bank debt ($1.2
million).   The Company recorded an additional $12.3 million charge primarily related to lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the merger with Petstuff in June 1995, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities, and therefore, were not opened. The Company now believes lease settlement costs associated with the closed stores, and the leases related to unopened locations, will require an additional $10.8 million of expenditures. The remaining $1.5 million of the charge is primarily related to Petstuff store conversion costs. No other acquired stores have been closed since July 1995.

Merger and related non-recurring charges recorded in the twenty-six week period ended July 30, 1995 were $40.7 million. Approximately $38.9 million of this one-time charge was related to the June 1, 1995 acquisition of Petstuff, and included investment banking, legal and accounting fees, costs associated with reformatting, refixturing and remerchandising the acquired Petstuff superstores to the format consistent with that of a PETsMART superstore, a provision for closure of redundant and inadequate Petstuff superstores, and other costs of consolidation. In addition, $1.8 million of this one-time charge was related to the May 16, 1995 acquisition of Sporting Dog.

The Company generated operating income of $10.8 million for the twenty-six weeks ended July 28, 1996 compared to an operating loss of $31.0 million in the 1995 comparable period. However, excluding the merger and related non-recurring charges recorded in both years, operating income increased $21.4 million to $31.2 million for 1996 from $9.8 million for 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 4.9% for 1996 from 1.9% for 1995.

Interest income decreased to $187,000 for 1996 from $833,000 for 1995 principally due to the decrease in average cash balances in 1996 compared to 1995. Interest expense increased to $4.2 million for 1996 from $3.8 million for 1995 principally due to higher average borrowings during the twenty-six weeks ended July 28, 1996.

Income tax expense was $3.0 million for 1996 compared to an income tax benefit of $14.7 million for 1995. Included in the 1996 year to date tax provision is the effect of the nondeductibility of certain items included in the State Line Tack merger and non-recurring charge. Excluding the effect of permanent differences within the merger and non-recurring charge, the Company's effective income tax rate for 1996 was 38% compared to 35% for 1995. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits and increased state income taxes.

As a result of the foregoing, the Company reported net income of $3.8 million (or $0.04 per share) for the twenty-six weeks ended July 28, 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $19.2 million (or $0.20 per share) for the 1995 comparable period. Excluding the 1996 merger and related non-recurring charges and the related tax benefits, net income for the 1996 period, on a comparable basis, increased to $16.9 million (or $0.16 per share), a $12.5 million increase over the first half of fiscal 1995.

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

At July 28, 1996, total assets were $560.0 million, of which $336.1 million were current assets. Cash and cash equivalents were $54.8 million. The principal use of operating cash is the purchase of merchandise inventories. This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

Net cash used in operations was $29.6 million for the twenty-six weeks ended July 28, 1996, compared to cash provided of $2.8 million for the same period of last year. Approximately $30.0 million of the cash used in operations during the twenty-six weeks ended July 28, 1996 related to the timing of inventory purchases and payments during the first half of fiscal 1996 for inventory balances required for the stores opened in the same period. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 45.5% at July 28, 1996, compared to 54.9% at January 28, 1996. Inventory balances were approximately $221.8 million at July 28, 1996, and $201.6 million at January 29, 1995. Average inventory per open store decreased 2.7% to $742,000 at July 28, 1996, from $769,000 at January 28, 1996, due to management's efforts to improve inventory turns.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $20.1 million for the twenty-six weeks ended July 28, 1996.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility, was $30.0 million for the twenty-six weeks ended July 28, 1996.

The Company currently has a $100 million revolving bank credit arrangement that expires July 6, 1999. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.875%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The Company expects to meet all existing covenants in its credit agreement for the remainder of fiscal 1996. At July 28, 1996, $39.5 million was outstanding under the credit facility.

The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

The Company's primary long-term capital requirement is for opening new superstores. All of the Company's superstores are leased facilities. The Company currently expects to open at least 18 additional superstores in the remainder of fiscal 1996, including five stores in Canada. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least 18 additional superstores by the end of fiscal 1996, between $12.2 million and $22.3 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1996, of which approximately $6.0 million to $14.0 million will be financed through equipment leases. During the remainder of fiscal 1996, the Company plans to remodel/retrofit approximately 15 older PETsMART stores and several former Petstuff and Pet Food Giant stores to the current store prototype which will require approximately $7.5 million of expenditure. The Company also has a new 430,000 square foot distribution center under construction in Phoenix, Arizona which will have required total expenditures of approximately $17.0 million when complete in the third fiscal quarter of 1996. The Company has obtained a commitment for the sale and leaseback of this distribution facility. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

The United States Congress has passed legislation which increases the federal minimum wage. The Company does not believe this legislation will have a material adverse effect on its store operating expenses or results of operations for the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 1995, Petstuff Canada, LTD., a wholly-owned subsidiary of Petstuff, Inc., was named as a defendant in a complaint filed by a Canadian company alleging breach of the Competition Act, injurious falsehood, and damages to the trademarks and reputation of the Canadian company, stemming from alleged advertising practices. The suit seeks $20 million (Canadian) in damages plus $500,000 (Canadian) for punitive damages plus costs and interest. Petstuff Canada, LTD. has filed counterclaims in this action. The case has not been actively pursued, and the Canadian company has made an offer to settle all claims pursuant to the Rules of Civil Procedure for $75,000 (Canadian).

In March 1996, and after an exchange of correspondence, the Company filed a Statement of Claim in the Federal Court of Canada against Perry's Pet Mart (Canada) Inc. ("Perry's") seeking a declaration of the Company's right to use the PETsMART name and mark in Canada. Perry's responded with a Statement of Defense and Counterclaim contesting the Company's right to use the name and mark in Canada and seeking permanent and interlocutory injunctive relief and damages, costs and interest. In August 1996, the parties entered into a letter of intent with respect to settlement of the dispute and are currently in the process of attempting to finalize a settlement agreement. Proceedings on Perry's request for an interlocutory injunction have been suspended pending the finalization of the settlement agreement. There can be no assurance that a settlement of this matter can be expeditiously reached, and the ultimate outcome of this matter cannot presently be determined.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders (Annual Meeting) was held on June 21, 1996. At the Annual Meeting, the stockholders of the registrant (i) elected each of the persons listed below to serve as a director of the Registrant until the 1999 Annual Meeting of Stockholders or until his successor is elected; (ii) approved an amendment to the Company's Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 75,000,000 to 250,000,000; (iii) approved the amendment and restatement of the Company's 1992 Non-Employee Directors' Stock Option Plan in the form of the 1996 Non-Employee Directors' Stock Option Plan; and (iv) ratified the selection of Price Waterhouse LLP as the Registrant's Independent Accountants for the fiscal year ending February 2, 1997.

The registrant had 51,707,060 shares of Common Stock outstanding as of May 1, 1996, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 44,416,599 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS


Director
- --------

Denis L. Defforey
Lawrence S. Phillips
Mark S. Hansen

Votes in Favor      44,167,729
Votes Against          248,870
Abstentions                  0

PROPOSAL 2 - APPROVAL OF AMENDMENT TO THE
COMPANY'S RESTATED CERTIFICATE OF INCORPORATION
TO INCREASE THE AUTHORIZED NUMBER OF SHARES OF
COMMON STOCK TO 250,000,000

Votes in Favor      33,277,451
Votes Against       10,669,168
Abstentions             17,786
Broker no-vote         452,194

PROPOSAL 3 - APPROVAL OF AMENDMENT AND
RESTATEMENT OF 1992 NON-EMPLOYEE DIRECTORS'
STOCK OPTION PLAN IN THE FORM OF THE
1996 NON-EMPLOYEE DIRECTORS' STOCK OPTION PLAN


Votes in Favor      35,419,223
Votes Against        7,313,980
Abstentions          1,171,022
Broker no-vote         512,374


PROPOSAL 4 - RATIFICATION OF SELECTION OF
INDEPENDENT ACCOUNTANTS

Votes in Favor      44,378,312
Votes Against           24,231
Abstentions             14,056



ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

          Exhibit 11.1   Computation of Per Share Earnings


(b) Reports on Form 8-K

          During the thirteen weeks ended July 28, 1996, the Company filed no reports on Form 8-K or Form 8-K/A.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         PETsMART, INC.
                                          (Registrant)


Date: September 9, 1996        /s/ C. DONALD DORSEY
                               --------------------
                               C. Donald Dorsey
                               Executive Vice President and Chief
                               Financial Officer (Duly Authorized
                               Officer and Principal Financial and
                               Accounting Officer)

                             PETsMART, INC.

                             EXHIBIT INDEX



Exhibit
Number              Description
- -------             -----------

11.1                Computation of Per Share Earnings.