Form 10-Q
period 1996-10-27
PETSMART INC
filed 1996-12-06
CIK 863157

                  SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                               FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                           OCTOBER 27, 1996

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

Common Stock, $0.0001 Par Value 105,809,295 Shares outstanding at
November 29, 1996

                            PETsMART, INC.

                                 INDEX

                                                                  Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    October 27, 1996 and January 28, 1996           3

                    Consolidated Statements of Operations
                    for the thirteen and thirty-nine weeks ended
                    October 27, 1996 and October 29, 1995           4

                    Consolidated Statements of Cash Flows
                    for the thirty-nine weeks ended
                    October 27, 1996 and October 29, 1995           5

                    Notes to Consolidated Financial Statements      6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                     10


Part II.  Other Information

          Item 1.   Legal Proceedings                              20

          Item 6.   Exhibits and Reports on Form 8-K               21

Signatures                                                         22

Exhibit Index                                                      23

                        PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)


                                                              October 27,      January 28,
ASSETS                                                           1996             1996
                                                             -------------    -------------
                                                              (unaudited)
Cash and cash equivalents                                       $ 46,525         $ 74,540
Receivables                                                       47,819           31,236
Merchandise inventories                                          261,175          201,574
Prepaid expenses and other current assets                         21,630           11,898
                                                             -------------    -------------

 Total current assets                                            377,149          319,248

Property held for sale and leaseback                               3,465           10,126
Property and equipment, net                                      178,878          163,067
Other assets                                                      47,227           36,250
                                                             -------------    -------------

 Total assets                                                  $606,719          $528,691
                                                             -------------    -------------
                                                             -------------    -------------

LIABILITIES, PREFERRED STOCK, COMMON STOCK AND OTHER STOCKHOLDERS' EQUITY


Notes payable to bank                                          $ 28,560          $ 22,248
Accounts payable                                                130,208           110,678
Accrued payroll and employee benefits                            12,637            15,321
Accrued occupancy expense                                         7,747             7,546
Accrued merger and nonrecurring charges                          11,172             3,962
Other accrued expenses                                           19,448            21,084
Current maturities of capital leases                              8,442             8,953
                                                             -------------    -------------

 Total current liabilities                                      218,214           189,792

Capital lease obligations                                        59,468            56,143
Deferred rents                                                   12,119            11,316
Other liabilities                                                   106             1,227
                                                             -------------    -------------

 Total liabilities                                              289,907           258,478
                                                             -------------    -------------

Preferred stock, common stock and other stockholders' equity:
 Preferred stock (Note 7)                                          --               6,510
 Common stock; $.0001 par value; 250,000 shares authorized,
 105,196 and 101,950 shares issued and outstanding                   10                 5
 Additional paid-in capital                                     328,578           290,289
 Cumulative foreign currency translation adjustments               (215)              (42)
 Accumulated deficit                                            (11,561)          (26,549)
                                                             -------------    -------------
 Total preferred stock, common stock and
  other stockholders' equity                                    316,812           270,213
                                                             -------------    -------------

 Total liabilities, preferred stock, common stock
  and other stockholders' equity                               $606,719          $528,691
                                                             -------------    -------------
                                                             -------------    -------------


The accompanying notes are an integral part of these unaudited financial statements.

                           PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                        CONSOLIDATED STATEMENTS OF OPERATIONS
                         (In thousands, except per share data)
                                    (Unaudited)


                                  For the 13 weeks ended                  For the 39 weeks ended
                                October 27,      October 29,            October 27,      October 29,
                                   1996             1995                   1996             1995
                                -----------      -----------            -----------      -----------

Net sales                         $339,930         $265,481               $972,002         $776,072
Cost of sales                      247,767          198,011                703,196          581,615
                                  --------         --------               --------         --------

 Gross profit                       92,163           67,470                268,806          194,457

Store operating expenses            60,430           49,986                182,871          147,697
Store preopening expenses            1,267              912                  5,518            2,890
General and administrative
 expense                             9,896            7,203                 28,650           24,731
Merger and nonrecurring costs          --             6,400                 20,364           47,129
                                  --------         --------               --------         --------

 Operating income (loss)            20,570            2,969                 31,403          (27,990)

Interest income                        --               500                    187            1,331
Interest expense                    (2,576)          (2,290)                (6,747)          (6,080)
                                  --------         --------               --------         --------
 Income (loss) before income
  taxes                             17,994            1,179                 24,843          (32,739)

Income tax expense (benefit)         6,837            1,070                  9,863          (13,649)
                                  --------         --------               --------         --------

 Net income (loss)                  11,157              109                 14,980          (19,090)

Accretion of redeemable preferred
 stock                                 --              (369)                   --            (1,365)
                                  --------         --------               --------         --------

 Net income (loss) applicable to
  holders of common stock          $11,157         $   (260)              $14,980          $(20,455)
                                  --------         --------               --------         --------
                                  --------         --------               --------         --------

Income (loss) per common share
 and common share equivalent       $  0.10         $  (0.00)              $  0.14          $  (0.20)
                                  --------         --------               --------         --------
                                  --------         --------               --------         --------

Weighted average number of
 common and common equivalent
  shares outstanding               110,852          105,842               109,688           102,543
                                  --------         --------               --------         --------
                                  --------         --------               --------         --------




  The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                     For the 39 weeks ended
                                                                  October 27,      October 29,
                                                                     1996             1995
                                                                  -----------      -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)                                                 $14,980         $(19,090)
  Adjustments to reconcile net income (loss) to net cash
   from (used in) operating activities:
   Depreciation and amortization                                     19,649           16,736
   Loss on disposal of assets                                           250            9,155
  Changes in assets and liabilities:
   Receivables                                                      (16,582)          (6,980)
   Merchandise inventories                                          (59,602)         (19,719)
   Prepaid expenses and other current assets                         (9,732)          (2,814)
   Other assets                                                        (539)         (18,792)
   Accounts payable                                                  19,530           46,435
   Accrued payroll and employee benefits                             (2,684)             662
   Accrued occupancy expense                                            201           (3,481)
   Accrued merger and nonrecurring charges                            7,455            8,563
   Other accrued expenses                                            (1,636)          (3,836)
   Deferred rents                                                       803            1,751
   Other liabilities                                                 (1,121)          (1,367)
                                                                    --------          -------

  Net cash from (used in) operating activities                      (29,028)           7,223
                                                                    --------          -------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of leaseholds, fixtures and equipment                   (25,055)         (18,974)
  Purchases of property held for sale and leaseback                 (18,527)         (14,660)
  Proceeds from investment sales                                       --              3,999
  Proceeds from sale of property held for sale and leaseback         25,277            7,083
                                                                    --------          -------

  Net cash from (used in) investing activities                      (18,305)         (22,552)
                                                                    --------          -------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock                         12,472            6,397
  Borrowings from bank credit facility                              110,400           27,558
  Payments on bank credit facility                                 (104,088)         (15,644)
  Tax benefit of exercise of stock options                            8,171            1,752
  Payment on capital lease obligations                               (7,464)         (12,068)
                                                                    --------          -------

  Net cash from (used in) financing activities                       19,491            7,995
                                                                    --------          -------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                            (173)             168
                                                                    --------          -------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                    (28,015)          (7,166)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                     74,540           84,746
                                                                    --------          -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $46,525          $77,580
                                                                    --------          -------
                                                                    --------          -------


 The accompanying notes are an integral part of these unaudited financial statements.

                        PETsMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
________________________________________________________________________________

NOTE 1 - GENERAL
----------------

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

 Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and thirty-nine weeks ended October 27, 1996 and October 29, 1995 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 1996, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 12, 1996.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

 The accompanying consolidated financial statements include the accounts of PETsMART and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Financial data for all periods presented reflect the retroactive effects of the May 1995 merger with Sporting Dog Specialties Inc., ("Sporting Dog"), the June 1995 merger with Petstuff Inc., ("Petstuff"), the September 1995 merger with The Pet Food Giant, Inc. ("Pet Food Giant"), and the January 1996 merger with State Line Tack, Inc. ("State Line Tack"), all of which have been accounted for as poolings of interest. The consolidated financial statements have been prepared by combining the historical financial statements of PETsMART, Sporting Dog, Petstuff, Pet Food Giant and State Line Tack.

NOTE 3 - ACCOUNTING CHANGE
--------------------------

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

NOTE 4 - STOCK SPLITS
---------------------

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

                        PETsMART, INC. AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
________________________________________________________________________________

NOTE 5 - 1995 ACQUISITIONS
--------------------------

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

 PETSTUFF, INC.

 On June 1, 1995, the Company acquired all of the outstanding equity securities of Petstuff, Inc. ("Petstuff") for an aggregate consideration of 8,032,178 shares of PETsMART Common Stock, plus an additional 317,538 shares of PETsMART Common Stock reserved for issuance upon exercise of Petstuff Stock options assumed in the merger. Petstuff was an Atlanta, Georgia based operator of pet food and supply superstores in the Eastern United States and Canada. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

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

 During the second fiscal quarter ended July 28, 1996, the Company recorded an additional $12.3 million charge ($7.6 million after its related tax benefit or $0.07 per share) principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the merger with Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities, and therefore, were not opened. The Company believes lease settlement costs associated with the closed stores, and the leases related to unopened locations, will require $10.8 million of such additional expenditures. The remaining $1.5 million of the additional charge was primarily related to Petstuff store conversion costs.

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

                        PETsMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
________________________________________________________________________________


 As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its fiscal quarter ended October 29, 1995 of $6.4 million. This one-time charge included investment banking, legal and miscellaneous transaction costs, costs associated with the consolidation of the companies' operations, and termination benefits to be paid to key employees of Pet Food Giant.

NOTE 6 - 1996 ACQUISITION
-------------------------

 STATE LINE TACK, INC.

 On January 30, 1996, the Company acquired State Line Tack, a New Hampshire based catalog retailer specializing in discount brand name tack, riding apparel, and equine supplies, by issuing 1,200,000 shares, including approximately 76,000 shares reserved for State Line Tack stock options assumed in the merger, of the Company's Common Stock in exchange for all of the outstanding equity interests of State Line Tack. The transaction was accounted for by the pooling of interests method; therefore, prior financial statements have been restated to reflect this merger.

 As a result of the acquisition, the Company recorded a merger and related non-recurring charge during its quarter ended April 28, 1996 of $8.1 million. This one-time charge included investment banking, legal and miscellaneous transaction costs ($1.4 million), costs associated with the consolidation of the companies' operations ($6.7 million), including provision for the closure of inadequate and duplicative facilities and systems, severance and employee relocation costs, cancellation of certain contractual obligations and other costs.

 Net sales and net income (loss) applicable to holders of common stock for PETsMART and State Line Tack for the thirteen week and thirty-nine week periods ended October 29, 1995 were as follows (in thousands):

 Thirteen Weeks Ended:               PETsMART    State Line Tack    Combined
 ---------------------               --------    ---------------    --------

   Net  sales                        $251,709        $13,772        $265,481

   Net income (loss) applicable
    to  holders of common stock (1)      $578          $(838)          $(260)

 Thirty-Nine Weeks Ended:
 ------------------------

   Net sales                         $738,505        $37,567        $776,072

   Net income (loss) applicable
    to  holders of common stock (2)  $(18,747)       $(1,708)       $(20,455)

 _________________________

 (1) Includes accretion of redeemable convertible preferred stock of PETsMART of $152,000 and accretion of preferred stock to liquidation value of State Line Tack of $217,000, respectively.

 (2) Includes accretion of redeemable convertible preferred stock of PETsMART of $714,000 and accretion of preferred stock to liquidation value of State Line Tack of $651,000, respectively.

                        PETsMART, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
THIRTEEN WEEKS AND THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 AND OCTOBER 29, 1995
________________________________________________________________________________

NOTE 7 - PREFERRED STOCK
------------------------

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

NOTE 8 - PET CITY HOLDINGS PLC MERGER
-------------------------------------

 On October 25, 1996, the Company announced that it had entered into an agreement involving a scheme of arrangement under the laws of the United Kingdom whereby the Company will acquire all of the outstanding equity securities of Pet City Holdings plc. At the closing of the transaction, anticipated to be in December 1996, 0.3214 of a share of PETsMART Common Stock will be issued for each outstanding ordinary share of Pet City Holdings plc. The transaction is intended to qualify as a tax-free reorganization and is intended to be accounted for as a pooling of interests. In a Special Meeting of Shareholders of Pet City Holdings plc held on November 22, 1996, the transaction was approved by more than 75 % of the eligible ordinary shareholders. The transaction is subject to, among other things, approval by the High Court of Justice of England and Wales.

 Pet City Holdings plc is the largest pet industry specialty retailer in the United Kingdom, and is currently operating 53 stores. Pet City Holdings plc audited financial results for its fiscal year ended July 27, 1996, reflect sales of L54.5 million and a loss of L982,000 or 4.5p per share.

 PETsMART is currently evaluating the effect on operations of the merger and there can be no assurance that the combined company will be able to operate profitably or that there will not be material adverse effects due to the integration efforts and the Company's limited operating experience outside of the United States. The Company expects to incur a merger and nonrecurring charge related to the Pet City Holdings merger in its fourth fiscal quarter ending February 2, 1997, currently estimated to be in the range of $20.0 million to $35.0 million, before taxes, to reflect the combination of the two companies, including transaction costs of $5.0 million to $7.0 million, store conversion expenses of $13.0 million to $24.0 million, and other costs of integration of $2.0 million to $4.0 million. These amounts are preliminary estimates and, therefore, are subject to change. The Company does not expect the results of the Pet City Holdings merger to be dilutive to fiscal 1997 operating results.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PURCHASING AND DISTRIBUTION, COMPETITION, and RISK FACTORS in the Company's Form 10-K for the year ended January 28, 1996, and the RISK FACTORS section contained in the Company's Registration Statement on Form S-3 (Commission File No. 333-12019) filed with the Commission on September 13, 1996.

GENERAL

At October 27, 1996, PETsMART operated 311 superstores in 34 states. Net sales grew 28.0% for the thirteen weeks ended October 27, 1996, compared to the same period of 1995, due principally to the opening of new superstores and comparable store sales increases of 12.5%. The Company believes that comparable store sales increases have been largely due to increased customer traffic and to improvements in its merchandising and marketing activities. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. The Company also expects that future increases in net sales and net income, if any, will be somewhat dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with Petstuff, Sporting Dog Specialties, Pet Food Giant and State Line Tack will be successful or that there will be no material adverse effects from the efforts to integrate Petstuff, Sporting Dog, Pet Food Giant and State Line Tack on the financial results of the Company.

As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the level of recent new superstore openings will also contribute to lower store operating margins. The Company anticipates opening at least 10 stores during the fourth quarter of fiscal 1996, including eight stores in Canada, and 25 to 30 stores in the first fiscal quarter of fiscal 1997. In addition, the Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter. The Company expects preopening costs for its Canadian stores opening in the fourth quarter 1996 to exceed its historical average on a per-store basis due to the extended training and store set-up costs expected to be incurred.

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

In June 1995, PETsMART acquired 52 superstores in the Eastern United States and four superstores in Canada from Petstuff, Inc. (Petstuff). During the second quarter 1995, 15 of the redundant and non-productive superstores, including all of the Canadian stores, were closed. As of October 27, 1996, a total of 17 redundant or nonproductive former Petstuff superstores had been closed. The Company has completed the integration of the remaining Petstuff superstores, including changing the merchandise mix and operating and marketing philosophies. The Petstuff acquisition was dilutive to fiscal 1995 operating results, but PETsMART expects the acquisition to contribute to earnings in fiscal 1996; however, there can be no assurance these superstores can achieve their anticipated profitability.

In September 1995, PETsMART acquired The Pet Food Giant, Inc. (Pet Food Giant), an operator of 10 pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas. As of October 27, 1996, one redundant superstore had been closed. The Company has completed the process of integrating the Pet Food Giant stores into the PETsMART format, including changing the merchandise mix and operating and marketing philosophies. Although PETsMART does not expect the results of Pet Food Giant to be dilutive to 1996 operating results, there can be no assurance that Pet Food Giant can achieve its anticipated profitability.

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

RESULTS OF OPERATIONS

THIRD QUARTER 1996 COMPARED TO THIRD QUARTER 1995

Net sales increased 28.0% to $339.9 million for the thirteen weeks ended October 27, 1996 ("third quarter 1996") from $265.5 million for the thirteen weeks ended October 29, 1995 ("third quarter 1995"). Comparable store sales increased 12.5% in third quarter 1996, as compared to an increase of 12.0%, excluding the Petstuff and Pet Food Giant stores which were closed for retrofiting, for third quarter 1995. During third quarter 1996, the Company opened 12 new superstores and had 311 superstores in operation at the end of third quarter 1996 compared to 254 superstores open at the end of third quarter 1995, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.1% for third quarter 1996 as compared to 25.4% for third quarter 1995. The increase in margin was principally due to a change in sales mix in retail stores, including those stores along the Atlantic coast reflecting the impact of the assimilation of the former Petstuff stores acquired in the second quarter of last year, and improved margins in catalog operations.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, were 17.8% of net sales for third quarter 1996 versus 18.8% for third quarter 1995.

Store preopening expenses as a percentage of net sales increased to 0.4% for third quarter 1996 compared to 0.3% for third quarter 1995. The average preopening expenses for the 12 PETsMART superstores opened in third quarter 1996 increased to $106,000 from $83,000 for the eleven PETsMART-format superstores opened during third quarter 1995. The increase in preopening expenses on a per unit basis reflected rent paid on several new locations and increased training costs.

General and administrative expenses were 2.9% of net sales for third quarter 1996 versus 2.7% for third quarter 1995.

Merger and related non-recurring charges of $6.4 million related to the Pet Food Giant acquisition were recorded in third quarter 1995. This one-time charge included legal, investment banking, and accounting fees ($1.4 million), costs associated with reformatting, refixturing and remerchandising the acquired Pet Food Giant superstores to the format consistent with that of a PETsMART-format superstore ($2.4 million), a provision for the closure of redundant and non-performing Pet Food Giant superstores ($0.7 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on a credit facility ($1.9 million).

The Company generated operating income of $20.6 million for third quarter 1996 compared to operating income of $3.0 million in third quarter 1995. However, excluding the merger and related non-recurring charge in third quarter 1995 for the Pet Food Giant acquisition, operating income increased $11.2 million from $9.4 million for third quarter 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 6.1% for third quarter 1996 from 3.5% for third quarter 1995.

Interest income decreased to $0 for third quarter 1996 from $500,000 for third quarter 1995 principally due to the decrease in average cash balances in third quarter 1996 compared to third quarter 1995. Interest expense increased to $2.6 million for third quarter 1996 from $2.3 million for third quarter 1995 principally due to higher average borrowings outstanding during the period.

Income tax expense was $6.8 million for third quarter 1996 compared to expense of $1.1 million for third quarter 1995. The Company's effective income tax rate for third quarter 1996 was 38% compared to 35% for third quarter 1995, excluding the effect of permanent differences within the merger and non-recurring charges recorded in third quarter 1995. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits, lower tax-advantaged investments, and a higher effective state income tax rate.

As a result of the foregoing, the Company reported net income of $11.2 million (or $0.10 per share) for third quarter 1996 compared to net income, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $109,000 (or $0.00 per share) for third quarter 1995. Excluding the merger and related non-recurring charge and the related tax benefits recorded in third quarter 1995, net income for third quarter 1996, on a comparable basis, increased $6.2 million (or $0.06 per share).

THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 29, 1995

Net sales increased 25.2% to $972.0 million for the thirty-nine weeks ended October 27, 1996 from $776.1 million for the thirty-nine weeks ended October 29, 1995. Comparable store sales increased 12.2% for the fiscal 1996 thirty-nine week period as compared to a 13.1% increase, excluding the Petstuff and Pet Food Giant stores, for the first thirty-nine weeks of fiscal 1995. During the period, the Company opened 51 new superstores and closed two relocated stores. The Company had 311 superstores in operation at the end of third quarter 1996 compared to 254 superstores open at the end of third quarter 1995, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.7% for 1996 year to date as compared to 25.1% for the same period of 1995. The increase in margin is principally due to a change in sales mix in retail stores, including those stores along the Atlantic coast reflecting the impact of the assimilation of the former Petstuff stores acquired in the second quarter of last year, and improved margins in catalog operations.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 18.8% for the period from 19.0% for the first three quarters of last year.

Store preopening expenses as a percentage of net sales increased to 0.6% for 1996 compared to 0.4% for 1995, primarily as a result of the large number
(51) of superstores opened in 1996. The average preopening expenses for the 51 PETsMART-format superstores opened in 1996 increased to $108,000 from $96,000 for the 30 PETsMART-format and Pet Food Giant-format superstores opened during 1995. The increase in preopening expenses on a per unit basis reflected the opening of five large-format superstores in Southern California which required increased planning, store setup and training costs due to their larger size and several new merchandising concepts.

General and administrative expenses decreased as a percentage of sales to 2.9% for the year to date 1996 from 3.2% for the comparable period of 1995. These expenses reflected continued expense management along with the consolidation of the Petstuff and Pet Food Giant administrative activities incurred last year.

Merger and non-recurring charges of $20.4 million related to the State Line Tack acquisition and the Petstuff lease settlement costs were recorded during the thirty-nine weeks ended October 27, 1996. The State Line Tack one-time charge included investment banking, legal and accounting fees ($1.4 million), a provision for the closure of duplicate or inadequate facilities and systems ($5.5 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on bank debt ($1.2 million). The Company recorded an additional $12.3 million charge primarily related to lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the merger with Petstuff in June 1995, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities, and therefore, were not opened. The Company believes lease settlement costs associated with the closed stores, and the leases related to unopened locations, will require an additional $10.8 million of expenditures. The remaining $1.5 million of the charge was primarily related to Petstuff store conversion costs. No other acquired stores, other than the relocation of two stores, have been closed since July 1995.

Merger and related non-recurring charges recorded in the thirty-nine week period ended October 29, 1995 were $47.1 million. Approximately $38.9 million of this one-time charge was related to the June 1, 1995 acquisition of Petstuff, and included investment banking, legal and accounting fees, costs associated with reformatting, refixturing and remerchandising the acquired Petstuff superstores to the format consistent with that of a PETsMART superstore, a provision for closure of redundant and inadequate Petstuff superstores, and other costs of consolidation. In addition, $1.8 million of this one-time charge was related to the May 16, 1995 acquisition of Sporting Dog. Lastly, $6.4 million of the charge was related to the Pet Food Giant acquisition and included legal, investment banking, and accounting fees ($1.4 million), costs associated with reformatting, refixturing and remerchandising the acquired Pet Food Giant superstores to the format consistent with that of a PETsMART-format superstore ($2.4 million), a provision for the closure of redundant and non-performing Pet Food Giant superstores ($0.7 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on a credit facility ($1.9 million).

The Company generated operating income of $31.4 million for the thirty-nine weeks ended October 27, 1996 compared to an operating loss of $28.0 million in the 1995 comparable period. However, excluding the merger and related non-recurring charges recorded in both years, operating income increased $32.7 million to $51.8 million for 1996 from $19.1 million for 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 5.3% for 1996 from 2.5% for 1995.



Interest income decreased to $187,000 for the first three quarters of 1996 from $1.3 million for 1995 principally due to the decrease in average cash balances in 1996 compared to 1995. Interest expense increased to $6.7 million for 1996 from $6.1 million for 1995 principally due to higher average borrowings during the thirty-nine weeks ended October 27, 1996.

Income tax expense was $9.9 million for the first three quarters of 1996 compared to an income tax benefit of $13.6 million for 1995. Included in the 1995 and 1996 year to date tax provisions is the effect of the nondeductibility of certain items included in the Petstuff, Pet Food Giant, Sporting Dog and State Line Tack merger and non-recurring charges. Excluding the effect of permanent differences within the merger and non-recurring charges, the Company's effective income tax rate for 1996 was 38% compared to 35% for 1995. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits, lower tax-advantaged investments and a higher effective state income tax rate.

As a result of the foregoing, the Company reported net income of $15.0 million (or $0.14 per share) for the thirty-nine weeks ended October 27, 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $19.1 million (or $0.19 per share) for the 1995 comparable period. Excluding the 1995 and 1996 merger and related non-recurring charges and the related tax benefits, net income for the 1996 period, on a comparable basis, increased to $28.0 million (or $0.26 per share), a $18.7 million increase over the first three quarters of fiscal 1995.

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

At October 27, 1996, total assets were $606.7 million, of which $377.1 million were current assets. Cash and cash equivalents were $46.5 million. The principal use of operating cash is the purchase of merchandise inventories. This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

Net cash used in operations was $29.0 million for the thirty-nine weeks ended October 27, 1996, compared to cash provided of $7.2 million for the same period of last year. Approximately $40.1 million of the cash used in operations during the thirty-nine weeks ended October 27, 1996 related to the timing of inventory purchases and payments during the first three quarters of fiscal 1996 for inventory balances required for the stores opened in the same period. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 49.9% at October 27, 1996, compared to 54.9% at January 28, 1996. Inventory balances were approximately $261.1 million at October 27, 1996, and $201.6 million at January 28, 1996. The $59.5 million increase from January 28, 1996, reflected approximately $5.0 million of inventory required for the eight Canadian stores to be opened in the fourth quarter 1996, approximately $7.0 million of inventory resulting from the expansion of the Company's Columbus, Ohio distribution center, and approximately $11.0 million of inventory necessary to stock the Company's new Phoenix, Arizona distribution center which began operations in third quarter 1996. Therefore, on a comparable basis, inventory increased $36.5 million, or 18.1%, from January 28, 1996 and average inventory per open store was $766,000 at October 27, 1996, as compared to $769,000 at January 28, 1996.
The Company believes that its inventories generally are not subject to consumer fashion trends and have a long shelf life which limits product obsolescence exposure.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $18.3 million for the thirty-nine weeks ended October 27, 1996.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility, was $19.5 million for the thirty-nine weeks ended October 27, 1996.

The Company currently has a $100 million revolving bank credit arrangement that expires July 6, 1999. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.875%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The Company expects to meet all existing covenants in its credit agreement for the remainder of fiscal 1996. At October 27, 1996, $28.6 million was outstanding under the credit facility.

The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

The Company's primary long-term capital requirement is for opening new superstores. All of the Company's superstores are leased facilities. The Company currently expects to open at least ten additional superstores in the remainder of fiscal 1996, including eight stores in Canada. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least ten superstores during the fourth quarter of fiscal 1996, between $6.8 million and $12.4 million will be needed to finance the Company's new superstore openings in the fourth quarter of fiscal 1996, of which approximately $3.4 million to $7.8 million will be financed through equipment leases. During third quarter 1996, the Company completed the construction and sale/leaseback of a new 430,000 square foot distribution center in Phoenix, Arizona which required total expenditures of approximately $17.0 million. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

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

The Company believes that its current cash balances, together with funds available from bank facilities, equipment lease arrangements and from operations will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, numerous factors, such as future acquisition opportunities or a change in expansion plans, may cause the Company to change its current plans and seek additional funds. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through a debt or equity financing if it believes it would be in the best interests of the Company and its stockholders to do so.

The Company has historically had higher short-term cash requirements during periods of high store opening activity and during the holiday inventory build-up in its third fiscal quarter.

Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

PET CITY HOLDINGS plc MERGER

On October 25, 1996, the Company announced that it had entered into an agreement involving a scheme of arrangement under the laws of the United Kingdom whereby the Company will acquire all of the outstanding equity securities of Pet City Holdings plc. At the closing of the transaction, which is anticipated to occur during the fourth quarter of fiscal 1996, 0.3214 of a share of PETsMART Common Stock will be issued for each outstanding ordinary share of Pet City Holdings plc. The transaction is intended to qualify as a tax-free reorganization and is intended to be accounted for as a pooling of interests. In a Special Meeting of Shareholders of Pet City Holdings plc held on November 22, 1996, the transaction was approved by more than 75% of the eligible oridinary shareholders. The transaction is subject to, among other things, approval by the High Court of Justice of England and Wales.

Pet City Holdings plc is the largest pet industry specialty retailer currently operating 53 stores in the United Kingdom. Pet City Holdings plc audited financial results for its fiscal year ended July 27, 1996, reflected sales of L54.5 million and a loss of L982,000 or 4.5p per share.

PETsMART is currently evaluating the effect on operations of the merger and there can be no assurance that the combined company will be able to operate profitably. The Company expects to incur a merger and nonrecurring charge related to the Pet City merger in its fourth fiscal quarter ending February 2, 1997, currently estimated to be in the range of $20.0 million to $35.0 million, before taxes, to reflect the combination of the two companies, including transaction costs of $5.0 million to $7.0 million, store conversion expenses of $13.0 million to $24.0 million, and other costs of integration of $2.0 million to $4.0 million. These amounts are preliminary estimates and, therefore, are subject to change. The Company does not expect the results of the Pet City merger to be dilutive to fiscal 1997 operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In February 1995, Petstuff Canada, LTD., a wholly-owned subsidiary of Petstuff, Inc., was named as a defendant in a complaint filed by a Canadian company alleging breach of the Competition Act, injurious falsehood, and damages to the trademarks and reputation of the Canadian company, stemming from alleged advertising practices. The suit seeks $20 million (Canadian) in damages plus $500,000 (Canadian) for punitive damages plus costs and interest. Petstuff Canada, LTD. subsequently filed counterclaims in this action. In September 1996, the parties reached a settlement under which PETsMART agreed to pay the Canadian company $75,000 (Canadian), and the lawsuit has been dismissed.

In March 1996, and after an exchange of correspondence, the Company filed a Statement of Claim in the Federal Court of Canada against Perry's Pet Mart (Canada) Inc. (Perry's) seeking a declaration of the Company's right to use the PETsMART name and mark in Canada. Perry's responded with a Statement of Defense and Counterclaim contesting the Company's right to use the name and mark in Canada and seeking permanent and interlocutory injunctive relief and damages, costs and interest. In September 1996, the parties signed a settlement agreement and a stock exchange agreement, under which PETsMART agreed to purchase all the outstanding stock of Perry's for $1,000,000 (Canadian), and Perry's agreed to withdraw its request for an interlocutory injunction.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

         Exhibit 11.1  Computation of Per Share Earnings


(b) Reports on Form 8-K

    During the thirteen weeks ended October 27, 1996, the Company filed the following report on Form 8-K or Form 8-K/A:

    I. Report on Form 8-K filed September 10, 1996, for an amendment of the Company's Restated Certificate of Incorporation increasing the number of authorized number of shares of the Company's Common Stock from 75,000,000 to 250,000,000, and the Company's 2-for-1 split of its common stock effected in the form of a stock dividend to its stockholders of record on July 8, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              PETsMART, INC.
                                               (Registrant)


Date: December 6, 1996                 /s/ C. DONALD DORSEY
                                          C. Donald Dorsey
                                          Executive Vice President and Chief
                                          Financial Officer (Duly Authorized
                                          Officer and Principal Financial and
                                          Accounting Officer)

                                 PETsMART, INC.

                                 EXHIBIT INDEX



EXHIBIT
NUMBER                DESCRIPTION
-------               -----------

11.1                  Computation of Per Share Earnings.