Form 10-K
period 1997-02-02
PETSMART INC
filed 1997-04-28
CIK 863157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
    OF 1934

FOR THE FISCAL YEAR ENDED FEBRUARY 2, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE TRANSITION PERIOD FROM       TO

COMMISSION FILE NUMBER 0-21888

                            ------------------------

                                 PETSMART, INC.

             (Exact name of registrant as specified in its charter)

                      DELAWARE                                   94-3024325
  State or other jurisdiction of incorporation or     (I.R.S. Employer Identification
                    organization                                    No.)

  10000 NORTH 31ST AVENUE, SUITE C100, PHOENIX, AZ                 85051
      (Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: (602) 944-7070

                            ------------------------

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: Common Stock, $.0001
                                   par value

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes_X_ No ____

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Based on the closing sale price of $20.3125 on April 1, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,918,516,647.

    On April 1, 1997 there were outstanding 114,526,781 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

    Registrant's Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held June 20, 1997.

                               TABLE OF CONTENTS

   ITEM                                                                                                               PAGE
   -----                                                                                                              -----
                                                            PART I
        1.   Business............................................................................................           3

        2.   Properties..........................................................................................          13

        3.   Legal Proceedings...................................................................................          14

        4.   Submission of Matters to a Vote of Security Holders.................................................          14

                                                           PART II

        5.   Market for the Registrant's Common Stock and Related Stockholder Matters............................          15

        6.   Selected Financial Data.............................................................................          15

        7.   Management's Discussion and Analysis of Financial Condition and Results of
               Operations........................................................................................          16

        8.   Financial Statements and Supplementary Data.........................................................          23

        9.   Changes in and Disagreements with Accountants on Accounting and Financial
               Disclosure........................................................................................          23

                                                           PART III

       10.   Directors and Executive Officers of the Registrant..................................................          24

       11.   Executive Compensation..............................................................................          24

       12.   Security Ownership of Certain Beneficial Owners and Management......................................          24

       13.   Certain Relationships and Related Transactions......................................................          24

                                                           PART IV

       14.   Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          25

                                     PART I

ITEM 1.  BUSINESS

GENERAL

    PETsMART, Inc. and its subsidiaries ("PETsMART" or "the Company") is a leading worldwide operator of superstores specializing in pet food, supplies and services. As of March 31, 1997, the Company operated 348 superstores in North America and 57 stores in the United Kingdom, and four retail tack and equine supply stores in New Hampshire, Delaware, and the Houston, Texas metropolitan area. PETsMART endeavors to offer the pet owner the most complete assortment of pet products and services available, at prices that are typically 5% to 25% below those offered by supermarkets and other traditional pet food and pet supply outlets.

    PETsMART carries an extensive selection of pet foods and treats, including premium labels such as Science Diet and IAMS, as well as other national brand-name products such as Ralston Purina and Alpo and its own corporate brand products. PETsMART's broad assortment of pet supplies includes collars, leashes, health aids, shampoos, medications, toys, animal carriers, dog houses, cat furniture and equestrian supplies. Other products include fresh water tropical fish and, in most superstores, domestically bred birds. To attract new customers and to engender customer loyalty, the Company is a leader in the introduction of innovative marketing programs, merchandising techniques and services for the pet owner. For example, the Company offers on-site professional grooming services in most superstores, conducts periodic vaccination clinics and obedience classes, sponsors a Luv-A-Pet adoption program, and, in selected superstores, leases space to veterinary clinics.

    Through its catalog subsidiaries, the Company is the leading direct marketer of pet related and equine products. Sporting Dog Specialties, Inc. and its affiliates ("Sporting Dog") sell pet supplies and products for small and large animals to individuals and small businesses through five catalogs: R. C. Steele, Pedigrees, Groomer Direct, Wiese Equine Supply and PETsMART Direct. Sporting Dog also operates five retail pet supply stores and a warehouse outlet store in upstate New York. State Line Tack, Inc. ("State Line Tack") is a worldwide catalog retailer specializing in discount brand name tack, riding apparel and equine supplies.

    PETsMART's prototype 26,000 square foot North American superstore carries approximately 12,000 pet-related items as compared to an average of approximately 800 such items in a typical supermarket, 20 such items in a typical warehouse club, 500 such items in a typical mass merchandiser and 1,000 items in a traditional pet store. The Company's superstores utilize a hybrid retail-warehouse format that reinforces the image of warehouse shopping at discount prices, enhances merchandise presentation and provides a fun shopping experience for customers and their pets. PETsMART superstores are generally located in sites co-anchored by strong consumables-oriented retailers or other destination superstores, or near major regional malls.

    PETsMART was incorporated in Delaware in August 1986. The Company's principal executive offices are located at 10000 N. 31st Avenue, Suite C-100, Phoenix, Arizona 85051, and its telephone number is (602) 944-7070. The Company's home page on the World Wide Web, which contains store locations and other information about the Company, can be accessed at HTTP://WWW.PETSMART.COM.

OVERVIEW OF THE PET FOOD AND PET SUPPLY INDUSTRY

    The Company estimates that total worldwide pet food and supplies market in 1995 was approximately $34 billion and growing at a 4.5% annual rate. Approximately 40% and 48% of households in Europe and North America, respectively, own at least one pet.

    The Company estimates that total U.S. sales of pet food and supplies in calendar 1995 were approximately $13 billion. Approximately 54 million households, or over half of all U.S. households, own at least one pet, with more than 40% of pet-owning households owning more than one type of pet. The largest segments of pet ownership are dogs and cats with an estimated 57 million dogs and 70 million cats in the United States. Demand is primarily influenced by family formation, with most pets owned by families with children between ages 5 and 19. PETsMART believes that there is a potential for 900 to 1,000 superstores in North America.

    Europe is estimated to be an approximate $9 billion market, with the United Kingdom, France and Germany presenting the largest opportunities. With its acquisition of Pet City in 1996, which as of March 31, 1997 operated 57 stores in the United Kingdom, the Company entered the United Kingdom, which the Company believes to be a 250 to 300 store potential opportunity.

    Pet food, primarily dog and cat food, represents the largest volume category of pet-related products, with U.S. sales estimated at $9.3 billion in 1995. Supermarket brands, such as Alpo, Kal Kan and Ralston Purina accounted for approximately 55% of pet food sales. In recent years, the percentage of total pet food sales attributable to supermarkets has decreased as a result of increased competition from warehouse clubs, mass merchandisers and specialty pet stores. In addition, sales of premium pet foods such as Science Diet, IAMS, Nutro and Pro Plan, which offer higher levels of nutrition than non-premium brands, are growing at a faster rate than brands sold through supermarkets, warehouse clubs and mass merchandisers. These premium pet foods are not sold through supermarkets but are sold primarily through specialty pet stores, veterinarians and farm and feed stores.

    Pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies, achieved U.S. sales of approximately $3.7 billion in 1995. Pet supplies are sold by many types of retailers, including supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses and veterinarians. The channels of distribution for pet supplies are highly fragmented, with specialty pet stores and discount stores accounting for over 50% of U.S. sales volume. The primary competitive factors in the pet supply business include completeness of assortment, price, convenience and, in many categories, knowledgeable service.

    The market for live animals, referred to in the pet industry as "livestock", includes sales of dogs, cats, fish, birds, reptiles and small animals. Because of the overpopulation of dogs and cats and the inhumane practices of some breeders, the Company limits its livestock sales to domestically bred birds, freshwater tropical fish, and, in selected superstores, certain species of reptiles and small animals.

    PETsMART is expanding its operations to include grooming, obedience training and veterinary services. This highly-fragmented domestic market is estimated at $5 billion to $8 billion in 1995. The Company considers the pet services industry to be significantly under-served as many pet owners do not regularly use pet services due to the inconvenience of obtaining these services, lack of awareness or the cost of the services provided.

    Lastly, PETsMART's expansion into the equine food and equestrian riding supplies and equipment market gives the Company access to this approximately $8 billion domestic market. This market is highly fragmented and the Company believes consolidation of this industry will provide consumers with better service and quality merchandise.

THE PETSMART STRATEGY

    PETsMART's mission is to become the leading retailer of pet food, supplies and services throughout the world. The key components of the Company's strategy are:

    - THE BROADEST ASSORTMENT OF PET FOOD, SUPPLIES AND SERVICES. PETsMART's strategy is to offer the most complete assortment of pet-related products and services in the marketplace. PETsMART

      North American superstores carry over 12,000 pet related items. However, the Company does not sell dogs or cats, but supports the activities of local humane organizations through in-store pet adoption centers. PETsMART's products generally fall into three main categories:

       1. PET FOOD, TREATS AND LITTER. PETsMART emphasizes premium foods for dogs and cats which currently are not available in supermarkets, warehouse clubs or mass merchandisers. The Company also sells quality national brand name products traditionally found in supermarkets and pet stores. PETsMART also offers a wide-range of its own corporate brand food products including "Authority-Registered Trademark-" premium dog and cat food, "Sophista Cat-Registered Trademark-" cat food and "Grreat Choice-Registered Trademark-" dog food. The sale of pet food, treats and litter comprised approximately 49% of PETsMART's revenues in fiscal 1996.

       2. PET SUPPLIES. PETsMART's broad assortment of pet supplies includes collars, leashes, health aids, shampoos, medication, toys, animal carriers, dog houses, cat furniture and equestrian supplies. The Company also offers a complete line of supplies for the specialty consumer, including aquariums, filters, bird cages and small animal supply products. Corporate brand pet supplies include "Top Fin-Registered Trademark-" and "Top Wing-TM-". The sale of pet supplies comprised approximately 46% of PETsMART's revenues in fiscal 1996.

       3. SERVICES AND OTHER GOODS. All PETsMART superstores feature tropical freshwater fish departments and most stores also sell domestically bred birds. Professional grooming services are available at most PETsMART superstores every day, and the Company had leased space to veterinarians in 176 superstores as of its fiscal 1996 year end. Services, live fish and birds and other non-pet supply goods comprised approximately 5% of the Company's revenues in fiscal 1996.

    - THE LOWEST EVERYDAY PRICES. PETsMART endeavors to be the low-price leader in each of the markets it serves for each product that is sells. The Company purchases all of its pet food products and nearly all of its pet supply products directly from manufacturers and obtains significant volume discounts on most products. The Company reinforces customers' expectations of savings by offering a "double-the-difference" price guarantee on all of its products. Company-employed shoppers regularly check prices at competitors' operations to ensure that PETsMART's prices are competitive within each market.

    - SUPERIOR CUSTOMER SERVICE AND KNOWLEDGEABLE SALES ASSISTANCE. To build and enhance customer confidence and loyalty, PETsMART strives to provide prompt, knowledgeable sales assistance and enthusiastic customer service. The Company views the quality of its customers' interaction with its associates as critical to its continued success. Through its emphasis on training and personnel development, the Company believes it attracts and retains well qualified, highly-motivated associates committed to providing superior levels of customer service.

    - INNOVATIVE PROGRAMS AND SERVICES. The Company believes it is a leader in the introduction of innovative marketing programs, merchandising techniques and pet services. The Company offers on-site professional grooming services, conducts periodic vaccination clinics and obedience classes, sponsors an in-store pet adoption program, and, in selected superstores, leases space to veterinary clinics.

    - AN ENJOYABLE, INTERACTIVE SHOPPING EXPERIENCE. PETsMART superstores are designed to create a "fun" shopping experience for customers and their pets. Owners are invited to shop with their pets, creating an enjoyable social atmosphere in the superstore.

    - DIRECT MARKETING CAPABILITIES. Through the fulfillment capabilities of its catalog subsidiaries, the Company has the ability to use direct marketing to increase its market share in pet and equine products.

    - EXPANSION STRATEGY. The Company's strategy is to increase its market share in existing markets and to penetrate new markets with a goal of establishing a significant position in each market it serves in order to achieve efficiencies in advertising, distribution and management. At the end of fiscal 1997, PETsMART expects to operate approximately 385 superstores in North America and approximately 80 superstores in the United Kingdom. PETsMART believes that there is a potential for an aggregate of at least 900 pet food and pet supply superstores in the United States and an aggregate of at least 900 to 1,000 superstores in Europe, including 250 to 300 superstores in the United Kingdom. The European market trends of increasing dry pet food market share, significant growth potential for super premium foods and the absence of any significant pet supply superstores, along with growing foreign consumer disposable income and opportunities for global product sourcing, provide an opportunity for expansion of the Company's business. The Company's planned expansion is dependent on adequate sources of capital as discussed under EXPANSION PLANS in the RISK FACTORS section of this Annual Report on Form 10-K.

PURCHASING AND DISTRIBUTION

    PETsMART is committed to purchasing and distribution strategies which the Company believes minimize delivered cost on the merchandise that it sells. Each item and category of items as well as each vendor are reviewed against distribution alternatives, and the Company employs a hybrid distribution system including, as appropriate, full truckload shipments to individual superstores, the splitting of full truckloads among several closely located superstores, consolidation centers to service regional clusters of superstores and central distribution centers. The Company operates a 230,000 square foot distribution center located 30 miles southeast of Dallas, Texas, a 300,000 square foot distribution center in Columbus, Ohio, and a 430,000 square foot distribution center in Phoenix, Arizona. Pet City operates a 110,000 square foot break bulk center in Gloucester, England. These centers primarily handle high margin, low-cube (small, light and easy to handle) non-food products, including store supplies. The Company currently operates 12 regional consolidation centers in the United States.

    A significant portion of PETsMART's net sales consists of sales of premium foods for dogs and cats, such as Science Diet and IAMS. Currently, these premium pet foods are not sold in supermarkets, warehouse clubs or by other mass merchandisers. The Company may be materially adversely affected if any of the manufacturers of these premium pet foods were to make their products available in supermarkets or through other mass merchandisers, or if the brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets. In addition, PETsMART's principal vendors currently provide the Company with certain incentives such as volume purchasing, trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could also have a material adverse effect on the Company. While the Company believes its vendor relationships are satisfactory, a vendor could discontinue selling to the Company at any time. The Company buys from approximately 700 vendors worldwide, of which the two largest vendors account for approximately 21% of total purchases.

    The Company purchases significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that the Company's current pet supply vendors will be able to accommodate its anticipated growth. PETsMART is continuously seeking to expand its base of pet supply vendors and to identify new pet supply products. Additionally, the Company purchases significant amounts of pet supplies from vendors outside of the United States. There can be no assurance that the Company's overseas vendors will be able to satisfy PETsMART's requirements, including timeliness of delivery, acceptable product quality, packaging and labeling requirements, and other requirements of the Company. An inability of PETsMART's existing vendors to meet its expanding product demands and any inability of the Company to identify new vendors or sources of supply in a timely or cost-effective manner could have a material adverse effect on the Company.

COMPETITION

    The pet food and pet supply retail business is highly competitive. PETsMART believes that the principal competitive factors influencing its business are product selection and quality, customer service, superstore location and price. Based on total sales, PETsMART is one of the largest pet food and supply retailers in the world, and while the Company believes that it competes effectively within its various market areas, many of its supermarket, warehouse club and mass merchandise competitors are larger in terms of total sales volume and have access to greater capital and management resources than the Company.

    PETsMART also competes with a number of other smaller pet store chains, feed stores, veterinarians and independent pet stores.

    PETsMART also faces a number of specialty store competitors operating warehouse-style superstores similar in format to PETsMART or smaller convenience stores. Most of these competitors are focused in a particular geographic area or are regional in their orientation. Warehouse-style competitors may sell a similar assortment of pet food and pet supplies. Convenience store chains typically focus on a more upscale retail environment for the higher end customer of premium pet foods and supplies. The fastest rate of growth in terms of new stores in North America comes from this convenience specialty store segment. The convenience specialty stores range in size from 3,000 to 12,000 square feet, and often have a small fish department and grooming area.

    The Company's competitors, including operators of other warehouse-style pet food and pet supply superstores, as well as supermarkets, warehouse clubs, mass merchandisers or specialty pet stores, may seek to gain or retain market share by reducing prices. To the extent this occurs, the Company may be required to reduce its prices in order to remain competitive, which may have the effect of reducing profits. There can be no assurance that the Company will not face greater competition from other foreign, national or regional retailers in the future.

TRADEMARKS

    The Company owns several service marks and trademarks registered with the United States Patent and Trademark Office ("USPTO"), including "PETsMART-Registered Trademark-," "Santa Claws-Registered Trademark-," "Grreat Choice-Registered Trademark-," "Sophista-Cat-Registered Trademark-," "Authority-Registered Trademark-," "Top Paw-Registered Trademark-," "Top Fin-Registered Trademark-," and the PETsMART Logos. PETsMART also has several applications pending with the USPTO for additional trademarks, including "Top Wing-TM-," "All Living Things-TM-," "Adopt Your World-TM-," and "Where Pets Are Family-TM-" and PETsMART anticipates filing additional applications in the future. The Company believes its trademarks and logos have become important components in its merchandising and marketing strategy. The Company believes it has all the licenses necessary to conduct its business. However, the Company periodically encounters challenges to the use of its name in certain market areas.

EMPLOYEES

    As of March 31, 1997, the Company employed approximately 15,500 associates worldwide, approximately 7,100 of whom were employed full time. PETsMART's associates receive wages and benefits competitive with those of the local community. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its associates to be good.

RISK FACTORS

    The risk factors below, along with those discussed in the Purchasing and Distribution and Competition sections of this Annual Report on Form 10-K, are some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company's ability to operate its businesses successfully or in a manner consistent with historical operating results. The Company's actual results could differ materially from those projected results due to some or all of the factors discussed below.

    - EXPANSION PLANS. PETsMART has expanded from two superstores at the beginning of fiscal 1988 to 348 superstores in North America as of March 31, 1997, and is anticipating expanding North

      American store square footage at an annual rate of 20% for the foreseeable future. The Company's continued growth is dependent in part on its ability to identify markets and open superstores in those markets which will contribute to sales and earnings growth. Additionally, the Company intends to reposition approximately 30 of the smaller former Petstuff and PETZAZZ units, which currently average about 18,000 square feet, to prototype 26,000 square foot locations. The Company plans to reposition 5 to 6 stores in fiscal 1997, 15 to 20 stores in fiscal 1998, and 5 to 10 stores in fiscal 1999. The cost of relocating the units will be expensed as incurred, with no unusual one-time write-offs currently anticipated. The openings are dependent on adequate sources of capital for store site acquisition, building construction, fixturing and inventory, the training and retention of skilled managers and personnel, and other factors, some of which may be beyond the Company's control. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new superstores. To the extent the Company is unable to obtain satisfactory financing for new store growth, the Company's ability to open new superstores, and profitably operate its current superstores, will be negatively impacted. There can be no assurance that the Company will continue to be able to finance its operations without additional financing or other arrangements, or that such financing will be available to the Company at an acceptable cost. To manage its expansion, PETsMART is continuously evaluating the adequacy of its existing systems and procedures, including financial controls and management information systems, product distribution facilities and field and superstore management. There can be no assurance that PETsMART will anticipate all of the changing demands which its expanding operations and the acquisitions of Pet Food Giant, State Line Tack and Pet City will impose on such systems. PETsMART's failure to expand its distribution capabilities or other internal systems or procedures as required could adversely affect its future operating results.

      The Company is currently evaluating its Company-wide management information systems, and anticipates upgrading these systems over the next two to three years. There can be no assurance that the anticipated system enhancements will be completed as planned, that such enhancements will be completed at an acceptable cost, or that the process will not cause a disruption of business operations.

    - INTERNATIONAL OPERATIONS. The Company recently entered the Canadian market by opening eight superstores in Ontario. The Company has also recently entered the European market by acquiring Pet City, which as of March 31, 1997 operated 57 superstores in the United Kingdom. PETsMART's management had previously not operated any locations outside of the United States and there can be no assurance PETsMART will be able to successfully operate internationally or that the international expansion will be implemented successfully. International expansion will require significant management resources and, if unsuccessful, may materially and adversely affect the Company. International operations are expected to be an increasingly important contributor to PETsMART's overall operations. As a result, operating results are increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international regulatory requirements, international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including but not limited to, local packaging and labeling requirements, content laws, and income tax laws, and political and economic instability and developments.

    - INTEGRATION OF OPERATIONS AS A RESULT OF ACQUISITIONS. If PETsMART is to realize the anticipated benefits of its acquisitions of Petstuff, Inc. (Petstuff), Sporting Dog Specialties, Inc. (Sporting Dog), The Pet Food Giant, Inc. (Pet Food Giant), and State Line Tack, Inc. (State Line Tack) the operations of these companies must be integrated and combined efficiently. The process of rationalizing stores, supply and distribution channels, computer and accounting systems and other aspects of operations, while managing a larger and geographically expanded entity with new equine and catalog businesses, will present a significant challenge to PETsMART's management. Similarly, PETsMART's 1996 acquisition of Pet City Holdings plc (Pet City), a public company incorporated in England and Wales, presents significant coordination and logistical challenges to PETsMART's management. There can be no assurance that the integration process, including the change of Pet City's tradename, will be successful or accepted, or that the anticipated benefits of these acquisitions will be fully realized. The dedication of management resources to such integration may detract attention from the day-to-day business of the Company. The difficulties of integration may be increased by the necessity of coordinating geographically separated organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. These difficulties are likely to be particularly acute with the integration of Pet City, given geographical separation and the differences in U.S. and U.K. business cultures. Substantial management resources at both PETsMART and Pet City have been devoted to making the integration of the two companies successful and to realizing the anticipated benefits of the combination of the two companies. There can be no assurance that the Company can achieve any expense reductions with the acquired companies, that there will not be substantial costs associated with any such reductions or that such reductions will not result in a decrease in revenues or that there will not be other material adverse effects of these integration efforts. Such effects could materially reduce the short-term earnings of the Company.

      PETsMART incurred a charge in its fourth fiscal quarter ended February 2, 1997 of $20.3 million to reflect the acquisition of Pet City including transaction and integration and store conversion costs. The Company anticipates that approximately $14.7 million of similar business integration costs associated with the Pet City merger will be recognized when incurred during the first half of fiscal 1997.

      There can be no assurance that the Company will not incur additional charges in subsequent quarters to reflect costs associated with its acquisitions of Pet Food Giant and State Line Tack. The Company may also make additional acquisitions in the future. Acquisitions require significant financial and management resources both at the time of the transaction and during the process of integrating the newly acquired business into the Company's operations. The Company's operating results could be adversely impacted if it is unable to successfully integrate such new companies into its operations. Future acquisitions by the Company could also result in potential dilutive issuances of securities, the incurrence of additional debt and contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability.

    - ENTRY INTO NEW BUSINESSES. The Company entered the mail order catalog business with its acquisition of Sporting Dog and substantially increased its equine direct marketing business with the acquisition of State Line Tack. Prior to these acquisitions, the Company had no direct experience with the mail order catalog business and only limited experience with the equine direct marketing business. There can be no assurance that the operation of such businesses as PETsMART subsidiaries or that the Company's strategy of combining retail store and catalog purchasing, marketing and product line offerings will be successful.

    - CHANGES IN GOVERNMENT REGULATION. The Company is subject to laws governing its relationships with associates, including minimum wage requirements, overtime, working conditions, and citizenship requirements. An increase in the minimum wage rate, employee benefit costs or other costs associated with employees could adversely affect the Company as well as the retail industry in general. In certain locations, PETsMART leases space to veterinary clinics, including both clinics operated by a subsidiary of PETsMART and independently-operated clinics, and the Company intends to lease space to clinics in other superstores as appropriate. Statutes and regulations in certain states, Canadian provinces or other foreign countries affecting the ownership of veterinary practices or the operation of veterinary clinics within retail stores or the operation of superstores may impact the Company's ability to operate veterinary clinics within certain of its facilities. Internationally, some countries may regulate the operation of superstores directly and such regulations may materially affect PETsMART's expansion plans.

EXECUTIVE OFFICERS

    The executive officers of the Company and their ages and positions at March 31, 1997, are as follows:

NAME                                          AGE                                  POSITION
----------------------------------------      ---      -----------------------------------------------------------------
Mark S. Hansen..........................          42   President, Chief Executive Officer
Donna R. Ecton..........................          49   Chief Operating Officer
C. Donald Dorsey........................          55   Executive Vice President
Ronald H. Butler........................          48   Executive Vice President, Marketing
Ronald E. Brown.........................          50   Senior Vice President, Store Operations
Ronald E. Grove.........................          55   Senior Vice President, Logistics and Business Development
H. Jake Mendelsohn......................          40   Senior Vice President, Chief Information Officer
Susan C. Schnabel.......................          35   Senior Vice President, Chief Financial Officer
Marcia R. Meyer.........................          47   President, PETsMART International Supply Company
C. Giles Clarke.........................          43   Executive Vice President, Europe

    MARK S. HANSEN, President and Chief Executive Officer, joined the Company in December 1989, as Senior Vice President. Mr. Hansen was appointed Chief Operating Officer in December 1991 and President in January 1993. Effective with the annual meeting in June 1995, Mr. Hansen became Chief Executive Officer. He has been a Director of the Company since 1993.

    DONNA R. ECTON was appointed Chief Operating Officer of the Company in December 1996. Ms. Ecton has served as a director of PETsMART since June 1994, and was Chairman, President and Chief Executive Officer of Business Mail Express, Inc., a business services company, from 1995 to December 1996. From 1991 to 1994, she served as President and Chief Executive Officer of Van Houten North America, Inc. and Andes Candies Inc., manufacturers of confectionery products. Ms. Ecton also serves as a director of the Barnes Group, Inc., Vencor, Inc., and H&R Block, Inc.

    C. DONALD DORSEY joined the Company in March 1989 as Senior Vice President and Chief Financial Officer. He was elected Executive Vice President in January 1994 and is presently responsible for the Company's corporate development activities.

    RONALD H. BUTLER joined PETsMART in April 1995, as Executive Vice President, Marketing. From September 1991 through March 1995, Mr. Butler held several senior management positions with Payless Cashways, Inc., a home improvement center operation, including Senior Vice President and General Merchandise Manger and Senior Vice President, Store Operations.

    RONALD E. BROWN joined the Company in January 1995, as Senior Vice President of Store Operations. From 1986 through 1994, Mr. Brown held several senior management positions with Kash-N-Karry, a Florida-based supermarket operation, including Vice President of General Merchandise, Vice President of Warehousing and Distribution, Senior Vice President of Perishables and Senior Vice President of Store Services.

    RONALD E. GROVE joined PETsMART in July 1995, as Senior Vice President, Logistics and Business Development. Prior to joining the Company, Mr. Grove held several senior management positions including Senior Vice President of Logistics for Montgomery Ward, a retailer, from January 1994 to March 1995, President/CEO of Task Wholesale from 1992 to 1993, and President/COO of E & B Marine Supply, a wholesale catalog retailer, from 1990 to 1992.

    H. JAKE MENDELSOHN joined PETsMART in February 1996, as Senior Vice President, Chief Information Officer. Mr. Mendelsohn, who has been associated with PETsMART in a consulting capacity since January 1989, was a principal of the Windsor Park Group from 1987 to January 1996.

    SUSAN C. SCHNABEL joined the Company in February 1997, as Senior Vice President, Chief Financial Officer. From 1991 to January 1997 she was with Donaldson, Lufkin & Jenrette Securities Corporation in various capacities, most recently serving as a managing director in the firm's Investment Banking Division. Ms. Schnabel also serves as a director of Dick's Clothing and Sporting Goods.

    MARCIA R. MEYER joined the Company in July 1990 as Vice President and General Merchandise Manager. In March 1997 she was appointed President of PETsMART International Supply Company, and is responsible for all international and domestic merchandise procurement activities.

    C. GILES CLARKE was named Executive Vice President, Europe in December 1996 following the Company's merger with Pet City, of which he had been Deputy Chairman and Chief Executive Officer since June 1993. Mr. Clarke co-founded Pet City in 1989 and served as its President until June 1993.

ITEM 2.  PROPERTIES

    PETsMART leases all of its superstores, its corporate offices and its distribution centers. The terms of the superstore leases generally range from 10 to 20 years and typically allow the Company to renew for three to five additional five year terms. Superstore leases, excluding renewal options, expire at various dates through 2015. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain superstores exceed specified amounts, provide for additional rents. No additional rents have been paid by the Company to date. PETsMART's 348 North American superstores at March 31, 1997, average approximately 25,000 square feet. The following table summarizes the locations of the superstores by country and state at March 31, 1997:

                                                                                      NUMBER OF
                                                                                     SUPERSTORES
                                                                                   ---------------
United States:
Arizona..........................................................................            14
Arkansas.........................................................................             2
California.......................................................................            49
Colorado.........................................................................            12
Florida..........................................................................            27
Georgia..........................................................................            14
Idaho............................................................................             1
Illinois.........................................................................            23
Indiana..........................................................................             7
Iowa.............................................................................             1
Kentucky.........................................................................             1
Maryland.........................................................................            15
Massachusetts....................................................................             4
Michigan.........................................................................             5
Minnesota........................................................................            10
Mississippi......................................................................             1
Missouri.........................................................................             7
Nebraska.........................................................................             2
Nevada...........................................................................             6
New Hampshire....................................................................             1
New Jersey.......................................................................            12
New Mexico.......................................................................             2
New York.........................................................................             9
North Carolina...................................................................             5
Ohio.............................................................................            21
Oklahoma.........................................................................             5
Oregon...........................................................................             5
Pennsylvania.....................................................................             8
Rhode Island.....................................................................             1
South Carolina...................................................................             2
Tennessee........................................................................             3
Texas............................................................................            33
Utah.............................................................................             5
Virginia.........................................................................            16
Washington.......................................................................            11
                                                                                            ---
Total United States superstore locations.........................................           340
Canada...........................................................................             8
                                                                                            ---
Total North America superstore locations.........................................           348

England..........................................................................            48
Scotland.........................................................................             6
Wales............................................................................             1
Northern Ireland.................................................................             2
                                                                                            ---
Total United Kingdom superstore locations........................................            57
                                                                                            ---
Total worldwide superstore locations.............................................           405

    PETsMART intends to lease the land and buildings for its superstores in the future wherever it is feasible to do so. However, where the Company believes it is financially more advantageous to purchase land for new superstores and construct its superstore buildings, or where purchasing becomes necessary to secure desirable superstore sites, the Company will use its existing financing sources or cash during the construction period and subsequently secure financing through a traditional mortgage or a sale and leaseback transaction.

    The Company's corporate offices cover approximately 85,000 square feet. Its lease for this space expires in June 1997. The Company has negotiated a lease for its new corporate headquarters (approximately 160,000 square feet), and expects to occupy its new headquarters in mid-1997.

    PETsMART's distribution center in Ennis, Texas covers approximately 230,000 square feet, of which approximately 100,000 square feet has been subleased. The Company's lease for this distribution center expires in 2013. PETsMART's distribution center in Columbus, Ohio covers 300,000 square feet. The lease on this distribution center expires in 2008. The Company operates 12 regional consolidation centers in public warehouse facilities. In addition, the Company has opened a new 430,000 square foot small goods distribution center in Phoenix, Arizona, the lease on which expires in April 2002, subject to various renewal options. Pet City operates a 110,000 square foot break-bulk center outside of Gloucester, England, the lease on which expires in 2001.

    Sporting Dog owns its warehouse and catalog fulfillment center in Brockport, New York which covers approximately 200,000 square feet. Sporting Dog also has a purchase option on approximately seven acres of industrial-zoned land adjacent to its warehouse. The Company has recently completed the integration of its State Line Tack warehouse and catalog fulfillment facilities into the Brockport, New York facility.

ITEM 3.  LEGAL PROCEEDINGS

    PETsMART is not party to any legal proceedings other than various claims and lawsuits arising in the normal course of its business which, in the opinion of PETsMART's management, are not individually or collectively material to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 2, 1997.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
  MATTERS

    PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY The Company's common stock is traded on the Nasdaq Stock Market under the symbol "PETM." Public trading of the common stock commenced on July 23, 1993. Prior to that, there was no public market for the common stock. The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq Stock Market, as adjusted for the 2-for-1 stock split effected as a stock dividend on July 19, 1996 to stockholders of record on July 8, 1996 and for the 3-for-2 stock split effected as a stock dividend on May 1, 1995 to stockholders of record on April 17, 1995. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

FISCAL YEAR ENDED JANUARY 28, 1996                                             HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter ended April 30, 1995.........................................  $   13.09  $   10.42
Second Quarter ended July 30, 1995.........................................      15.75      10.88
Third Quarter ended October 29, 1995.......................................      18.06      13.63
Fourth Quarter ended January 28, 1996......................................      18.00      12.63

FISCAL YEAR ENDED FEBRUARY 2, 1997                                             HIGH        LOW
---------------------------------------------------------------------------  ---------  ---------
First Quarter ended April 28, 1996.........................................  $   22.50  $   14.88
Second Quarter ended July 28, 1996.........................................      24.00      18.56
Third Quarter ended October 27, 1996.......................................      29.88      22.38
Fourth Quarter ended February 2, 1997......................................      27.00      20.38

    The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit agreement restricts the payment of dividends.

    On April 4, 1997, there were 4,224 holders of record of the Company's common stock.

    On December 18, 1996, the Company completed its acquisition of the outstanding stock of Pet City pursuant to a Scheme of Arrangement approved by the High Court of England and Wales under Section 425 of the Companies Act of 1925 (the "Scheme"). Pursuant to the Scheme, the Company issued approximately 7,800,000 shares of its Common Stock in exchange for the 24,270,659 ordinary shares of Pet City then outstanding. The issuance of such shares was exempt from the registration requirements of the Securities Act of 1933, as amended (the "Act") pursuant to Section 3(a)(10) of the Act.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is attached at Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PURCHASING AND DISTRIBUTION, COMPETITION, and RISK FACTORS in this Annual Report on Form 10-K for the year ended February 2, 1997, and the RISK FACTORS section contained in the prospectus to the Company's Registration Statement on Form S-4 (Commission File No. 333-12019), an updated copy of which was filed with the Commission on March 11, 1997.

GENERAL

    At February 2, 1997, PETsMART operated 320 superstores in North America and 56 superstores in the United Kingdom. Net sales grew 28.5% for the fiscal year ended February 2, 1997 compared to the fiscal year ended January 28, 1996 ("fiscal 1995"). Excluding the fifty-third week in fiscal 1996, net sales increased 26.4% over fiscal 1995. Comparable store sales for the North American stores, excluding the fifty-third week, increased 11.9% for the year, and increased 9.2% for the Company's United Kingdom stores. The Company believes that comparable store sales increases have been largely due to increased customer traffic and to improvements in its merchandising and marketing activities. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. The Company also expects that future increases in net sales and net income, if any, will be somewhat dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with Petstuff, Sporting Dog, Pet Food Giant, State Line Tack and Pet City will be successful or that there will be no material adverse effects on the financial results of the Company from the efforts to integrate the above acquisitions.

    As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the level of recent new superstore openings will also contribute to lower store operating margins. During fiscal 1997, the Company anticipates opening at least 65 superstores in North

America, including 28 stores in the first fiscal quarter of fiscal 1997, 20 to 25 stores in the second quarter of fiscal 1997, and 25 to 30 stores in the United Kingdom. In addition, the Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter.

    The Company's business also is subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales during the summer months. PETsMART's superstores typically draw from a large retail area and can therefore be impacted by adverse weather and travel conditions. Sales of certain of the Company's products and services designed to address seasonal flea and tick problems may also be negatively impacted by the introduction of new alternative treatments, as well as by weather conditions that are not favorable to the development of fleas and ticks.

    In May 1995, PETsMART acquired Sporting Dog, a catalog retailer of pet and animal supplies and accessories. Although the results of Sporting Dog were accretive to fiscal 1996 earnings and not dilutive on PETsMART's fiscal 1995 operating results, there can be no assurance that Sporting Dog can maintain its profitability.

    In June 1995, PETsMART acquired 52 superstores in the Eastern United States and four superstores in Canada from Petstuff. During the second quarter 1995, 15 of the redundant and non-productive superstores, including all of the Canadian stores, were closed. As of February 2, 1997, a total of 17 redundant or nonproductive former Petstuff superstores had been closed. The Company has completed the integration of the remaining Petstuff superstores, including changing the merchandise mix and operating and marketing philosophies. The Petstuff acquisition was dilutive to fiscal 1995 operating results and accretive to fiscal 1996 earnings, and PETsMART expects the acquisition to contribute to earnings in fiscal 1997; however, there can be no assurance these superstores can achieve their anticipated profitability.

    In September 1995, PETsMART acquired Pet Food Giant, an operator of 10 pet food and supply superstores in the New Jersey, Long Island and Philadelphia metropolitan areas. As of February 2, 1997, one redundant superstore had been closed. The Company has completed the process of integrating the Pet Food Giant stores into the PETsMART format, including changing the merchandise mix and operating and marketing philosophies. The Pet Food Giant stores were not dilutive to fiscal 1996 earnings; however, there can be no assurance that Pet Food Giant can achieve its anticipated profitability.

    On January 30, 1996, PETsMART completed the acquisition of State Line Tack, the leading worldwide catalog operator specializing in discount brand name tack, riding apparel and equine supplies. Although State Line Tack was accretive to earnings in fiscal 1996, there can be no assurance that State Line Tack can maintain its profitability.

    On December 18, 1996, the Company completed its acquisition of all of the outstanding equity interests of Pet City, the largest pet industry specialty retailer in the United Kingdom. As of February 2, 1997, the Company was in the process of integrating the Pet City stores into the PETsMART format, including changing the tradename, modifying the merchandise mix and implementing PETsMART's operating and marketing philosophies. Although PETsMART does not expect the results of Pet City to be dilutive to fiscal 1997 operating results, there can be no assurance that Pet City can achieve its anticipated profitability.

    The discussion below relates to the results of operations of PETsMART reflecting the mergers with Petstuff, Sporting Dog, Pet Food Giant, State Line Tack, and Pet City as if they had taken place from the inception of PETsMART. All of these acquisitions have been accounted for as poolings of interests. Additionally, all share and per share data have been restated to reflect the Company's 2-for-1 stock split effected in the form of a stock dividend paid on July 19, 1996 to stockholders of record on July 8, 1996, and a 3-for-2 stock split effected in the form of a stock dividend paid on May 1, 1995 to stockholders of record on April 17, 1995.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statements of operations (totals may not add to 100% due to rounding):

                                                          FISCAL     FISCAL     FISCAL
STATEMENT OF OPERATIONS DATA:                              1996       1995       1994
                                                         ---------  ---------  ---------
Net sales..............................................      100.0%     100.0%     100.0%
Cost of sales..........................................       71.6%      73.6%      73.4%
Gross profit...........................................       28.4%      26.4%      26.6%
Store operating expenses...............................       19.3%      19.5%      21.1%
Store preopening expenses..............................        0.7%       0.5%       0.8%
General and administrative expenses....................        2.8%       3.1%       3.8%
Merger and business integration costs..................        2.7%       4.0%       1.5%
Operating income (loss)................................        2.8%      (0.7)%      (0.7)%
Interest income........................................        0.1%       0.2%       0.4%
Interest expense.......................................        0.6%       0.8%       0.8%
Income (loss) before income taxes......................        2.3%      (1.3)%      (1.1)%
Income tax expense (benefit)...........................        0.9%      (0.8)%       0.1%
Net income (loss)......................................        1.4%      (0.5)%      (1.3)%

FISCAL 1996 COMPARED TO FISCAL 1995

    Net sales increased 28.5% to approximately $1.5 billion for fiscal 1996 from approximately $1.2 billion for the fiscal 1995. Excluding the fifty-third week in fiscal 1996, net sales increased 26.4% over fiscal 1995. Comparable store sales for the North American stores, excluding the fifty-third week, increased 11.9% for fiscal 1996, as compared to an increase of 12.5% for fiscal 1995, excluding the Petstuff and Pet Food Giant stores, some of which were closed for retrofitting during the year. Due to the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. Comparable store sales for the United Kingdom stores increased 9.2% for fiscal 1996. During fiscal 1996, the Company opened 82 new superstores, including 21 in the United Kingdom, and relocated three superstores. Net sales from the 82 superstores opened in fiscal 1996 contributed $88.6 million or 26.6% of the total increase in net sales. Of the remainder of the total net sales increase, $167.3 million or 50.3% was contributed by superstores opened in fiscal 1995. The Company had 376 superstores in operation at the end of fiscal 1996 compared to 297 superstores open at the end of fiscal 1995, after giving effect to its recent mergers.

    Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 28.4% for fiscal 1996 as compared to 26.4% for fiscal 1995. The increase in margin was principally due to a change in sales mix in retail stores, improved margins in catalog operations, and the continued maturation of the Company's store base.

    Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, were 19.3% of net sales for fiscal 1996 versus
19.5 % for fiscal 1995.

    Store preopening expenses as a percentage of net sales increased to 0.7% for fiscal 1996 compared to 0.5% for fiscal 1995. The average preopening expenses for the 64 North American PETsMART-format superstores opened in fiscal 1996 increased to $133,000 from $74,000 for the 42 PETsMART-format superstores opened during fiscal 1995. The increase in preopening expenses on a per unit basis reflected the additional training and store setup costs incurred with the Company's initial entry into Canada which occurred in fourth quarter fiscal 1996, as well as the Company's five 40,000 square foot stores which opened in Southern California.

    General and administrative expenses were 2.8% of net sales for fiscal 1996 versus 3.1% for fiscal 1995, due primarily to the elimination of the duplicate overhead costs related to the Petstuff and Pet Food Giant acquisitions.

    Merger and business integration charges of $28.4 million related to the State Line Tack and Pet City acquisitions were recorded in fiscal 1996. This charge included legal, investment banking, and accounting fees ($8.8 million), costs associated with reformatting, refixturing and remerchandising the acquired Pet City superstores to the format consistent with that of a PETsMART-format superstore ($11.0 million), a provision for the closure of redundant and inadequate facilities ($5.5 million) and other costs of consolidation ($3.1 million). The Company is also estimating that approximately $14.7 million of similar business integration costs, primarily store conversion costs, associated with the Pet City merger will be recognized as nonrecurring charges when incurred during the first half of fiscal 1997.

    Also during fiscal 1996, the Company recorded merger and business integration charges of $12.3 million to reflect additional lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the 1995 merger with Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and, therefore, never opened.

    The Company generated operating income of $42.6 million for fiscal 1996 compared to an operating loss of $8.7 million in fiscal 1995. However, excluding the merger and business integration charges recorded in both fiscal 1996 and fiscal 1995, operating income increased $44.9 million to $83.4 million from $38.5 million for fiscal 1995. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 5.6% for fiscal 1996 from 3.3% for fiscal 1995.

    Interest income decreased to $1.1 million for fiscal 1996 from $2.7 million for fiscal 1995 principally due to the decrease in average cash balances in fiscal 1996 compared to fiscal 1995. Interest expense increased to $9.5 million for fiscal 1996 from $8.9 million for fiscal 1995 principally due to higher average borrowings outstanding during the period.

    Income tax expense was $13.7 million for fiscal 1996 compared to a benefit of $9.4 million for fiscal 1995. The Company's effective income tax rate for fiscal 1996 was 38% compared to 35% for fiscal 1995, excluding the effect of permanent differences within the merger and business integration charges recorded in fiscal 1996 and fiscal 1995 and the effects of net operating loss carryforwards recognized in both years. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits, lower tax-advantaged investments, and a higher effective state income tax rate.

    As a result of the foregoing, the Company reported net income of $20.6 million (or $0.17 per share) for fiscal 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $5.4 million (or $0.05 per share) for fiscal 1995. Excluding the merger and business integration charges and the related tax benefits and recognition of net operating loss carryforwards recorded in both years, net income for fiscal 1996, on a comparable basis, increased $26.2 million to $46.5 million (or $0.39 per share) from $21.0 million (or $0.19 per share) for fiscal 1995. The Company's North American operations, excluding merger and business integration charges and their related income tax effects, reported net income of $0.44 per share for fiscal 1996 as compared to net income of $0.22 per share for fiscal 1995.

FISCAL 1995 COMPARED TO FISCAL 1994

    Net sales increased 26.4% to approximately $1.2 billion for the fiscal 1995 from approximately $924.2 million for the fiscal year ended January 29, 1995 ("fiscal 1994"). Comparable store sales for the North American stores, excluding the Petstuff and Pet Food Giant stores which were closed for retrofitting during the year, increased 12.5% for fiscal 1995, as compared to an increase of 19.1%, excluding the Petstuff and Pet Food Giant stores, for fiscal 1994. Due to the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. Comparable store sales for the United Kingdom stores increased 6.9% for fiscal 1995. During fiscal 1995, the Company opened 42 new North American superstores and closed 22 superstores, including four relocated stores, 17 redundant and non-performing Petstuff superstores and one redundant Pet Food Giant store, and opened eight superstores in the United Kingdom during the year. Net sales from the 64 North American superstores opened in fiscal 1995 contributed $68.8 million or 28.2% of the total increase in net sales. Of the remainder of the total net sales increase, $74.0 million or 30.3% was contributed by superstores opened in fiscal 1994. The Company had 297 superstores in operation at the end of fiscal 1995 compared to 269 superstores open at the end of fiscal 1994, after giving effect to its recent mergers.

    Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 26.4% for fiscal 1995 as compared to 26.6% for fiscal 1994. The decrease in margin was principally the result of higher occupancy costs, as a percentage of sales, in the Petstuff and Pet Food Giant superstores during the year.

    Store operating expenses, which include payroll and benefits, advertising and other store level expenses, were 19.5% of net sales for fiscal 1995 versus 21.1% for fiscal 1994. This decrease as a percentage of net sales was due to improved payroll expense management and reduced advertising expenditures, primarily as the result of changing the PETsMART superstores' media mix from direct mail to newspaper inserts and improved advertising leverage as the result of the addition of new superstores in existing markets.

    Store preopening expenses as a percentage of net sales decreased to 0.5% for fiscal 1995 compared to 0.8% for fiscal 1994 primarily due to fewer store openings in fiscal 1995 versus fiscal 1994. The average preopening expenses for the 42 North American PETsMART-format superstores opened in fiscal 1995 decreased to $74,000 from $91,000 for the 43 PETsMART-format superstores, 21 Petstuff format superstores, and four Pet Food Giant superstores opened during fiscal 1994. This decrease was the result of management efforts to improve efficiency by shortening the time required to open new superstores, as well as the lower cost to open a PETsMART format superstore compared to Petstuff and Pet Food Giant format superstores.

    General and administrative expenses were 3.1% of net sales for fiscal 1995 versus 3.8% for fiscal 1994. This decrease is due primarily to the elimination of the duplicate overhead costs related to The Weisheimer Companies, Inc. d/b/a PETZAZZ, Petstuff and Pet Food Giant acquisitions.

    Merger and business integration charges of $47.1 million related to the Petstuff, Sporting Dog, and Pet Food Giant acquisitions were recorded in fiscal 1995. This charge included legal, investment banking, and accounting fees ($6.2 million), costs associated with reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART-format superstore ($14.1 million), a provision for the closure of redundant and inadequate facilities ($18.9 million) and other costs of consolidation, including employee severance, relocation costs and early termination fees on a credit facility ($7.9 million).

    As a result of the above merger and business integration charges, the Company incurred an operating loss of $8.7 million for fiscal 1995 compared to an operating loss of $6.4 million in fiscal 1994. However, excluding the merger and business integration charges recorded in both fiscal 1995 and fiscal 1994, operating income increased $30.8 million to $38.5 million from $7.7 million for fiscal 1994. Excluding the merger and related non-recurring charge, operating income as a percentage of sales increased to 3.3% for fiscal 1995 from 0.8% for fiscal 1994.

    Interest income decreased to $2.7 million for fiscal 1995 from $3.6 million for fiscal 1994 principally due to the decrease in average cash balances in fiscal 1995 compared to fiscal 1996. Interest expense increased to $8.9 million for fiscal 1995 from $7.6 million for fiscal 1994 principally due to higher average borrowings outstanding during the period.

    Income tax benefit of $9.4 million was recorded for fiscal 1995 compared to income tax expense of $1.3 million for fiscal 1994. The Company's effective income tax rate for fiscal 1995 was 35% compared to 34% for fiscal 1994, excluding the effect of permanent differences within the merger and business integration charges recorded in fiscal 1995 and fiscal 1994 and the effects of net operating loss carryforwards recognized in both years. This increase was primarily due to an increased federal rate due to the absence of targeted job tax credits, lower tax-advantaged investments, and a higher effective state income tax rate.

    As a result of the foregoing, the Company reported a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $5.4 million (or $0.05 per share) for fiscal 1995 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $11.6 million (or $0.11 per share) for fiscal 1994. Excluding the merger and business integration charges and the related tax benefits and recognition of net operating loss carryforwards recorded in both years, net income for fiscal 1995, on a comparable basis and before the Pet Food Giant and State Line Tack accretion, increased $17.8 million to $20.3 million (or $0.19 per share) from $2.5 million (or $0.02 per share) in fiscal 1994. The Company's North American operations, excluding merger and business integration charges and their related income tax effects, reported net income of $0.22 per share for fiscal 1995 as compared to net income of $0.03 per share for fiscal 1994.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations and expansion program to date principally through the sale of equity securities, raising an aggregate of approximately $310 million since the Company's inception, as well as from cash flow from operations. Additional sources of financing include real and personal property leases, bank lines of credit and vendor terms on inventory purchases.

    At February 2, 1997, total assets were $689.8 million, of which $409.3 million were current assets. Cash and cash equivalents were $39.9 million. The principal use of operating cash is the purchase of merchandise inventories. This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

    Net cash used in operations was $25.7 million for fiscal 1996, compared to cash provided of $17.9 million fiscal 1995. Approximately $66.7 million of the cash used in operations during fiscal 1996 related to the timing of inventory purchases and payments for inventory balances required for the stores opened in the same period. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 46.2% at February 2, 1997, compared to 55.0% at January 28, 1996. Inventory balances were approximately $300.9 million at February 2, 1997, and $211.9 million at January 28, 1996. The $89.0 million increase from January 28, 1996 reflected approximately $21.0 million of inventory required for the 25 to 30 superstores to be opened in the first quarter 1997, approximately $31.0 million for Pet City and catalog inventories, and approximately $12.1 million of inventory necessary to stock the Company's new Phoenix, Arizona distribution center which began operations in fiscal 1996. Therefore, on a comparable basis, inventory increased approximately $25.0 million, or 11.8%, from January 28, 1996 and average inventory per open store was approximately $800,000 at February 2, 1997, as compared to approximately $700,000 at January 28, 1996.

    The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $41.6 million for fiscal 1996.

    Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility, was $17.8 million for fiscal 1996.

    Subsequent to year end, the Company amended its revolving bank credit arrangement to provide for a $125 million arrangement that expires April 30, 2000. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.625%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The Company met all existing covenants in its credit agreement for fiscal 1996 and anticipates meeting all requirements for fiscal 1997. At February 2, 1997, $25.0 million was outstanding under the credit facility.

    The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

    The Company's primary long-term capital requirement is for opening new superstores. All of the Company's superstores are leased facilities. The Company currently expects to open at least 65 additional North American superstores in fiscal 1997, in addition to at least 25 stores in the United Kingdom. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least 65 North American superstores during fiscal 1997, between $44.2 million and $80.6 million will be needed to finance the Company's new superstore openings in the fiscal 1997, of which approximately $22.0 million to $51.0 million will be financed through equipment leases. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore. The Company intends to reposition approximately 30 of its smaller former Petstuff and PETZAZZ units to larger stores in the same geographical areas. The Company intends to reposition 5 to 6 stores in fiscal 1997, 15 to 20 stores in fiscal 1998, and 5 to 10 stores in fiscal 1999. The cost of relocating the units will be expensed as incurred, with no unusual one-time write-offs currently anticipated.

    The United States federal minimum wage is scheduled for a mandatory increase during fiscal 1997. The Company does not believe this legislation will have a material adverse effect on its store operating expenses or results of operations for the next twelve months.

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

    The Company's expansion and store openings are dependent on adequate sources of capital for store site acquisition, building construction, fixturing and inventory, the training and retention of skilled managers and personnel, and other factors, some of which may be beyond the Company's control. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new superstores. To the extent the Company is unable to obtain satisfactory financing for new store growth, the Company's ability to open new superstores, and profitably operate its current superstores, will be negatively impacted. There can be no assurance that the Company will continue to be able to finance its operations without additional financing or other arrangements, or that such financing will be available to the Company at an acceptable cost. The Company believes that its current cash balances, together with funds available from bank facilities, equipment lease arrangements and from operations will be adequate to meet its anticipated working capital and capital expenditure requirements for at least the next twelve months. However, numerous factors, such as future acquisition opportunities or a change in expansion plans, may cause the Company to change its current plans and seek additional funds. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through a debt or equity financing if it believes it would be in the best interests of the Company and its stockholders to do so.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is attached as Appendix F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on June 20, 1997 (the "Proxy Statement").

    The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Report.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this item is incorporated by reference from the information under the caption "Executive Compensation" contained in the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this item is incorporated by reference from the information under the caption "Security Ownership of Certain Beneficial Owners and Management" contained in the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this item is incorporated by reference from the information under the caption "Certain Relationships and Related Transactions" contained in the Proxy Statement.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    (a) The following documents are filed as part of this Annual Report on Form 10-K.

         1. FINANCIAL STATEMENTS: The financial statements of PETsMART are included as Appendix F of this report. See Index to Financial Statements on page F-1.

         2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules required under the related instructions are not applicable for the period ended February 2, 1997, and have therefore been omitted or the information is presented in the consolidated financial statements or related notes.

         3. EXHIBITS: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page 27.

    (b) Reports on Form 8-K.

        During the fourth quarter of fiscal 1996, the Company filed the following report on Form 8-K:

             I. Report on Form 8-K dated December 18, 1996, and filed on or about December 31, 1996, as amended by a Form 8-K/A dated December 18, 1996, and filed on or about February 14, 1997, announcing the acquisition of all of the outstanding equity interests of Pet City Holdings, plc, a public limited company incorporated in England and Wales, pursuant to a Merger Agreement dated October 24, 1996. Upon consummation of the Acquisition, Pet City Holdings became a wholly-owned subsidiary of PETsMART.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 25, 1997.

                                PETSMART, INC.

                                By:              /s/ MARK S. HANSEN
                                     -----------------------------------------
                                                   Mark S. Hansen
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------  -------------------
     /s/ SAMUEL J. PARKER
------------------------------  Chairman of the Board of       April 25, 1997
       Samuel J. Parker           Directors

      /s/ MARK S. HANSEN
------------------------------  President, Chief Executive     April 25, 1997
        Mark S. Hansen            Officer and Director

                                Senior Vice President,
    /s/ SUSAN C. SCHNABEL         Chief Financial Officer
------------------------------    (Principal Financial         April 25, 1997
      Susan C. Schnabel           Officer)

    /s/ KENNETH A. CONWAY       Vice President, Controller
------------------------------    (Principal Accounting        April 25, 1997
      Kenneth A. Conway           Officer)

      /s/ DONNA R. ECTON
------------------------------  Chief Operating Officer and    April 25, 1997
        Donna R. Ecton            Director

    /s/ DENIS L. DEFFOREY
------------------------------  Director                       April 25, 1997
      Denis L. Defforey

    /s/ PHILIP L. FRANCIS
------------------------------  Director                       April 25, 1997
      Philip L. Francis

  /s/ RICHARD M. KOVACEVICH
------------------------------  Director                       April 25, 1997
    Richard M. Kovacevich

          SIGNATURE                        TITLE                    DATE
------------------------------  ---------------------------         -----
------------------------------  Director
     F. Richard Northcott

   /s/ LAWRENCE S. PHILLIPS
------------------------------  Director                       April 25, 1997
     Lawrence S. Phillips

    /s/ THOMAS G. STEMBERG
------------------------------  Director                       April 25, 1997
      Thomas G. Stemberg

                                                                      APPENDIX A
                 PETSMART SELECTED HISTORICAL FINANCIAL DATA(1)
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                                      FISCAL YEAR ENDED
                                             --------------------------------------------------------------------
                                               FEB. 2,       JAN. 28,      JAN. 29,      JAN. 30,      JAN. 31,
                                               1997 (2)        1996          1995          1994          1993
                                             ------------  ------------  ------------  ------------  ------------
HISTORICAL STATEMENT OF OPERATIONS DATA:
  Net Sales................................  $  1,501,017  $  1,168,056  $    924,199  $    544,762  $    319,627
  Gross profit.............................       426,351       308,237       245,779       149,073        96,063
  Store operating expenses.................       289,622       228,046       195,222       118,013        69,315
  Store preopening expenses................        10,907         5,388         7,750         7,583         3,448
  General and adminstrative expenses.......        42,463        36,348        35,072        28,499        20,099
  Merger and business integration costs....        40,714        47,129        14,100       --            --
                                             ------------  ------------  ------------  ------------  ------------
  Operating income (loss)..................        42,645        (8,674)       (6,365)       (5,022)        3,201
  Interest income..........................         1,058         2,731         3,594         2,124           763
  Interest expense.........................         9,450         8,934         7,587         4,298         3,052
                                             ------------  ------------  ------------  ------------  ------------
  Income (loss) before income taxes,
    extraordinary credit and cumulative
    effect of change in accounting
    principle..............................        34,253       (14,877)      (10,358)       (7,196)          912
  Net income (loss)(3).....................  $     20,591  $     (5,436) $    (11,620) $    (10,301) $        (30)
  Income (loss) per share before
    extraordinary credit and cumulative
    effect of change in accounting
    principle(4)...........................  $       0.17  $      (0.06) $      (0.13) $      (0.13) $      (0.06)
  Net income (loss) per share(4)...........  $       0.17  $      (0.06) $      (0.13) $      (0.13) $      (0.04)
  Weighted average number of common and
    common equivalent shares outstanding...       118,226       108,387       105,443        89,015        70,814

HISTORICAL OPERATING DATA:
  Net sales growth.........................         28.51%        26.39%        69.65%        70.44%        79.48%
  Increase in comparable store sales(5)....         11.90%        12.50%        19.10%        19.80%        19.00%
  Stores open at end of period(6)..........           376           297           269           192           103
  Average square footage(7)................     8,537,540     6,784,608     5,718,937     3,108,418     1,624,458

HISTORICAL BALANCE SHEET DATA:
  Inventories..............................  $    300,892  $    211,933  $    171,344  $    107,736  $     59,726
  Working capital..........................       158,182       146,236       155,356       185,765        45,250
  Total assets.............................       689,810       572,104       484,885       415,592       166,471
  Capital lease obligations(8).............        62,535        56,368        66,324        40,549        25,700
  Stockholders' equity and redeemable
    preferred stock........................  $    361,045  $    301,798  $    266,216  $    265,445  $     81,142

------------------------

(1) Reflects the historical financial data of PETsMART after restatement (except as otherwise noted) for: the acquisition of PETZAZZ in March 1994, Sporting Dog Specialties in May 1995, Petstuff in June 1995, Pet Food Giant in September 1995, State Line Tack in January 1996 and Pet City

    Holdings plc in December 1996, all of which were accounted for under the pooling of interests method; the 3-for-2 stock split effected in the form of a stock dividend paid to holders of PETsMART Common Stock of record on April 17, 1995; and the 2-for-1 stock split effected in the form of a stock dividend paid July 19, 1996 to holders of PETsMART Common Stock of record on July 8, 1996. Fiscal 1995 includes the results of operations of Pet City for the 52 weeks ended July 27, 1996, and fiscal 1996 includes the results of operations of Pet City for the 53 weeks ended Feburary 2, 1997. Fiscal 1994 includes Pet City results for the 52 weeks ended July 29, 1995 and fiscal 1993 and fiscal 1992 include the financial results of Pet City for the 52 weeks ended April 2, 1994 and April 3, 1993, respectively. An adjustment of $682,000 was made to retained earnings at January 30, 1994 to conform the fiscal year of Pet City and PETsMART.

(2) Fiscal 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3) Includes an extraordinary credit of $1,673,000 for fiscal 1992 and a $210,000 benefit in fiscal 1993 for the cumulative effect of a change in accounting principle.

(4) After accretion of redeemable preferred stock of $2,736,000, $1,521,000, $1,921,000 and $1,582,000 for fiscal years 1992 through 1995, respectively. See Note 1 to the consolidated financial statements.

(5) Includes only superstores open at least 52 weeks. Fiscal 1992 and fiscal 1993 have not been restated to reflect the acquisition of PETZAZZ in March 1994, and the periods from fiscal 1992 through fiscal 1995 have not been restated for the acquisitions of Petstuff and Pet Food Giant in 1995. No periods have been restated for the Pet City acquisition in December 1996. Fiscal 1996 data has been adjusted to reflect the first 52 weeks of the 53-week year.

(6) Two superstores were relocated in fiscal 1992, one superstore was relocated in fiscal 1995, and three superstores were relocated in fiscal 1996.

(7) Excludes PETZAZZ and Pet Food Giant for fiscal 1992.

(8) Excludes portions related to current maturities.

                                 PETSMART, INC.
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX

  EXHIBIT
  NUMBER                                         DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Reorganization by and among PETsMART, PETsMART Acquisition Corp. and
               Petstuff, Inc., dated February 7, 1995, as amended(5).........................................

      2.2    Agreement and Plan of Reorganization between PETsMART and The Weisheimer Companies, Inc., dated
               January 28, 1994(2)...........................................................................

      2.3    Agreement and Plan of Reorganization between PETsMART, Remington Acquisition Corp., Sporting Dog
               Specialties, Inc. and certain individual shareholders named therein, dated as of April 3, 1995
               (the Sporting Dog Agreement)(3)...............................................................

      2.4    Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3)............

      2.5    Agreement and Plan of Reorganization and Plan of Merger by and among PETsMART, Turnpike
               Acquisition Corp., and The Pet Food Giant, Inc., dated as of August 17, 1995(5)...............

      2.6    Agreement and Plan of Reorganization by and among PETsMART, Stallion Acquisition Corp., and
               State Line Tack, Inc., dated as of December 20, 1995(7).......................................

      2.7    Merger Agreement by and among PETsMART and Pet City Holdings plc, dated as of October 24,
               1996(9).......................................................................................

      3.1    Restated Certificate of Incorporation of PETsMART(1)............................................

      3.2    By-laws of PETsMART(1)..........................................................................

      3.3    Certificate of Amendment of Restated Certificate of Incorporation of PETsMART(8)................

      4.1    Reference is made to Exhibits 3.1, 3.2 and 3.3..................................................

      4.2    Restated Registration and First Refusal Rights Agreement, among PETsMART and the parties named therein, dated October 30, 1992(1)............................................................

      4.3    Series H Preferred Stock Purchase Agreement between PETsMART and the other parties named therein, dated as of September 8,1991(1)......................................................

     10.1    Form of Indemnity Agreement entered into between PETsMART and its directors and officers, with related schedules (1).........................................................................

     10.2*   PETsMART's 1995 Equity Incentive Plan (the Incentive Plan)(an amendment and restatement of the
               Registrant's 1988 Stock Option Plan)(4).......................................................

     10.3*   Form of Incentive Stock Option Grant under the Incentive Plan(4)................................

     10.4*   Form of Non-qualified Stock Option Grant under the Incentive Plan(4)............................

     10.5*   PETsMART's 1992 Non-Employee Director's Stock Option Plan (the Director's Plan)(1)..............

     10.6*   PETsMART's Employee Stock Purchase Plan(1)......................................................

     10.11   Amended and Restated Credit Agreement among PETsMART, certain lenders and NationsBank of Texas,
               N.A. as administrative lender, dated as of September 15, 1995(6)..............................

  EXHIBIT
  NUMBER                                         DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
     10.12*  Employment Agreement between Giles Clarke, PETsMART and Pet City Holdings plc, dated as of
               October 23, 1996(9)...........................................................................

     11.1    Statement of Computation of Common and Common Equivalent Shares and Earnings Per Share..........

     23.1    Consent of Price Waterhouse LLP.................................................................

     23.2    Consent of Coopers & Lybrand L.L.P..............................................................

     23.3    Consent of Deloitte & Touche LLP................................................................

     23.4    Consent of Davie, Kaplan & Braverman, P.C.......................................................

     23.5    Consent of Arthur Andersen LLP..................................................................

     23.6    Consent of Grant Thornton.......................................................................

------------------------

* Management Contract or Compensatory Plan or Agreement

(1) Incorporated by reference to the indicated exhibit to PETsMART's Registration Statement on Form S-1 (File No. 33-63912).

(2) Incorporated by reference to the indicated exhibit to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed on April 8, 1994.

(3) Incorporated by reference to the indicated exhibit to PETsMART's Registration Statement on Form S-4 (File No. 33-91356), as amended.

(4) Incorporated by reference to Exhibits 10.1 and 10.2 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed on June 8, 1995.

(5) Incorporated by reference to Exhibit 2.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed on September 28, 1995.

(6) Incorporated by reference to Exhibit 10.5 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed on December 11, 1995.

(7) Incorporated by reference to Exhibit 10.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed on February 13, 1996.

(8) Incorporated by reference to Exhibit 3.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed September 11, 1996.

(9) Incorporated by reference to Exhibits 2.1 and 10.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed on December 31, 1996, as amended by PETsMART's Current Report of Form 8-K/A (File No. 0-21888), filed on February 14, 1997.

                        PETSMART, INC. AND SUBSIDIARIES
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                           PAGE
                                                                                                        ----------
Report of Price Waterhouse LLP, Independent Accountants...............................................     F-2
Consolidated Balance Sheets as of February 2, 1997 and January 28, 1996...............................     F-3
Consolidated Statements of Operations for the fiscal years ended February 2, 1997, January 28, 1996
  and January 29, 1995................................................................................     F-4
Consolidated Statements of Stockholders' Equity for the fiscal years ended February 2, 1997, January
  28, 1996, and January 29, 1995......................................................................  F-5 - F-6
Consolidated Statements of Cash Flows for the fiscal years ended February 2, 1997, January 28, 1996
  and January 29, 1995................................................................................     F-7
Notes to Consolidated Financial Statements............................................................     F-8

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PETsMART, Inc. and Subsidiaries

    In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of cash flows and of stockholders' equity present fairly, in all material respects, the financial position of PETsMART, Inc. and Subsidiaries ("the Company") at February 2, 1997 and January 28, 1996, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Petstuff, Inc., Sporting Dog Specialties, Inc., The Pet Food Giant, Inc., State Line Tack, Inc. and Pet City Holdings plc, which statements reflect total assets of $61,812,000 at January 28, 1996 and total revenues of $43,747,000,
$137,393,000 and $323,167,000 for each of the three years in the period ended February 2, 1997, respectively. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Petstuff, Inc., Sporting Dog Specialties, Inc., The Pet Food Giant, Inc., State Line Tack, Inc. and Pet City Holdings plc at January 28, 1996 and for each of the three years in the period ended February 2, 1997, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

Price Waterhouse LLP
Phoenix, Arizona
February 25, 1997

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Shareholders of Petstuff, Inc.:

    We have audited the consolidated statements of operations, shareholders' equity, and cash flows of Petstuff, Inc. and subsidiaries for the year ended January 29, 1995 (which are not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, such consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of Petstuff, Inc. and subsidiaries for the year ended January 29, 1995 in conformity with generally accepted accounting principles.

    As discussed in Note 10 to the consolidated financial statements, Petstuff Canada, Ltd. (a wholly owned subsidiary) has been named as a defendant in a complaint by a competitor in Canada stemming from alleged advertising practices. No provision has been made for any loss that may result upon the resolution of this matter. The ultimate outcome of this matter cannot presently be determined.

DELOITTE & TOUCHE LLP

Atlanta, Georgia
March 17, 1995
(June 21, 1995 as to Note 11)

                                      F-2a

                          INDEPENDENT AUDITORS' REPORT

Stockholders
Sporting Dog Specialties, Inc. and Affiliates

    We have audited the accompanying combined balance sheet of Sporting Dog Specialties, Inc. and Affiliates as of January 31, 1995, and the related combined statements of income, retained earnings and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the combined financial statements referred to above present fairly, in all material respects, the combined financial position of Sporting Dog Specialties, Inc. and Affiliates as of January 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

DAVIE, KAPLAN & BRAVERMAN, P.C.

June 9, 1995
Rochester, New York

                                      F-2b

                  REPORT OF INDEPENDENT CHARTERED ACCOUNTANTS

To the Board of Directors and Shareholders of Pet City Holdings Plc

    We have audited the accompanying consolidated balance sheets of Pet City Holdings Plc (a United Kingdom public limited company) and subsidiaries as of July 27, 1996 and July 29, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the 52 weeks then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with U.S. generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pet City Holdings plc and subsidiaries as of July 27, 1996 and July 29, 1995 and the consolidated results of their operations and their consolidated cash flows for each of the 52 weeks then ended in conformity with U.S. generally accepted accounting principles.

/s/ Grant Thornton

Grant Thornton
Chartered Accountants
Registered Auditors
London
England
October 24, 1996

except for Note O--Subsequent Events
as to which the date is November 20, 1996

                                      F-2c

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of State Line Tack, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets of State Line Tack, Inc. and subsidiaries (a New Hampshire corporation) as of December 31, 1994, and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Line Tack, Inc. and subsidiaries as of December 31, 1994 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          Arthur Andersen LLP

Boston, Massachusetts
March 22, 1996

                                      F-2d

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of The Pet Food Giant, Inc.:

    We have audited the accompanying statements of operations and cash flows of The Pet Food Giant, Inc. (the "Company") for the fiscal year ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

    We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimate made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of The Pet Food Giant, Inc. for the fiscal year ended December 31, 1994 in conformity with generally accepted accounting principles.

                                          Coopers & Lybrand L.L.P.

Parsippany, New Jersey
April 21, 1995, except for Note 10(b)
which is as of September 18, 1995

                                      F-2e

                        PETSMART, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FEBRUARY 2,  JANUARY 28,
                                                                         1997         1996
                                                                      -----------  -----------
                                            ASSETS
Cash and cash equivalents...........................................   $  39,868    $  88,303
Receivables.........................................................      43,664       32,155
Merchandise inventories.............................................     300,892      211,933
Prepaid expenses and other current assets...........................      24,860       14,515
                                                                      -----------  -----------
    Total current assets............................................     409,284      346,906
Property held for sale and leaseback................................      --           10,126
Property and equipment, net.........................................     219,263      178,822
Other assets........................................................      61,263       36,250
                                                                      -----------  -----------
    Total assets....................................................   $ 689,810    $ 572,104
                                                                      -----------  -----------
                                                                      -----------  -----------

                             LIABILITIES AND STOCKHOLDERS' EQUITY
Notes payable to bank...............................................   $  25,000    $  22,248
Accounts payable....................................................     138,913      116,623
Accrued payroll and employee benefits...............................      14,192       16,365
Accrued occupancy expense...........................................       6,306        7,546
Accrued merger and integration costs................................      21,584        3,962
Other accrued expenses..............................................      35,962       24,569
Current maturities of capital leases................................       9,145        9,357
                                                                      -----------  -----------
    Total current liabilities.......................................     251,102      200,670
Capital lease obligations...........................................      62,535       56,368
Deferred rents......................................................      13,412       11,316
Other liabilities...................................................       1,716        1,952
                                                                      -----------  -----------
    Total liabilities...............................................     328,765      270,306
                                                                      -----------  -----------
Commitments and contingencies
Stockholders' equity:
    Preferred stock (Note 7)........................................      --            6,511
    Common stock; $.0001 par value; 250,000 shares authorized,
      113,958 and 109,751 shares issued and outstanding.............          11            6
    Additional paid-in capital......................................     373,764      330,935
    Accumulated deficit.............................................     (13,696)     (35,541)
    Cumulative foreign currency translation adjustments.............         966         (113)
                                                                      -----------  -----------
        Total stockholders' equity..................................     361,045      301,798
                                                                      -----------  -----------
        Total liabilities and stockholders' equity..................   $ 689,810    $ 572,104
                                                                      -----------  -----------
                                                                      -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                   FISCAL YEAR ENDED
                                                                      -------------------------------------------
                                                                      FEBRUARY 2,     JANUARY 28,     JANUARY 29,
                                                                          1997            1996           1995
                                                                      ------------  ----------------  -----------
Net sales...........................................................  $  1,501,017    $  1,168,056     $ 924,199
Cost of sales.......................................................     1,074,666         859,819       678,420
                                                                      ------------  ----------------  -----------
    Gross profit....................................................       426,351         308,237       245,779
Store operating expenses............................................       289,622         228,046       195,222
Store preopening expenses...........................................        10,907           5,388         7,750
General and administrative expenses.................................        42,463          36,348        35,072
Merger and business integration costs...............................        40,714          47,129        14,100
                                                                      ------------  ----------------  -----------
    Operating income (loss).........................................        42,645          (8,674)       (6,365)
Interest income.....................................................         1,057           2,731         3,594
Interest expense....................................................        (9,450)         (8,934)       (7,587)
                                                                      ------------  ----------------  -----------
    Income (loss) before income taxes...............................        34,252         (14,877)      (10,358)
Income tax expense (benefit)........................................        13,661          (9,441)        1,262
                                                                      ------------  ----------------  -----------
    Net income (loss)...............................................        20,591          (5,436)      (11,620)
Accretion of redeemable preferred stock.............................       --               (1,582)       (1,921)
                                                                      ------------  ----------------  -----------
    Net income (loss) applicable to holders of common stock.........  $     20,591    $     (7,018)    $ (13,541)
                                                                      ------------  ----------------  -----------
                                                                      ------------  ----------------  -----------
    Net income (loss) per common share and common share
      equivalent....................................................  $       0.17    $      (0.06)    $   (0.13)
                                                                      ------------  ----------------  -----------
                                                                      ------------  ----------------  -----------
Weighted average number of common and common equivalent shares
  outstanding.......................................................       118,226         108,387       105,443
                                                                      ------------  ----------------  -----------
                                                                      ------------  ----------------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                      AMOUNTS
                                                                                           ------------------------------
                                                              SHARES
                                          -----------------------------------------------
                                           REDEEMABLE       NONREDEEMABLE                   REDEEMABLE     NONREDEEMABLE
                                            PREFERRED         PREFERRED         COMMON     PREFERRED(1)      PREFERRED
                                          -------------  -------------------  -----------  -------------  ---------------
BALANCES AT JANUARY 30, 1994............        3,474                20          102,805     $   5,012       $   2,000
Tax benefit from exercise of stock
  options...............................
3-for-2 stock split effected in the form
  of a stock dividend...................
Issue of common for employee benefit
  plan and exercise of stock options....                                             686
Accretion of redeemable preferred stock
  and State Line Tack warrant...........                                                           699
Distributions to Sporting Dog
  shareholders..........................
Repurchase and retirement of Petstuff
  common in equivalent PETsMART
  common................................                                              (6)
Issue of Petstuff common in equivalent
  PETsMART common.......................                                              10
Issue of Petstuff common upon exercise
  of stock options in equivalent
  PETsMART common.......................                                              14
Issue of Pet City common in equivalent
  PETsMART common.......................                                             707
Foreign currency translation
  adjustments...........................
Net loss................................
                                                                     --
                                               ------                         -----------       ------          ------
BALANCES AT JANUARY 29, 1995............        3,474                20          104,216     $   5,711       $   2,000


                                                                                          CUMULATIVE
                                                                           RETAINED    FOREIGN CURRENCY
                                                         ADDITIONAL PAID   EARNINGS       TRANSLATION
                                             COMMON        IN CAPITAL      (DEFICIT)      ADJUSTMENTS       TOTAL
                                          -------------  ---------------  -----------  -----------------  ---------
BALANCES AT JANUARY 30, 1994............    $       5       $ 269,742      $ (16,749)      $      38      $ 260,048
Tax benefit from exercise of stock
  options...............................                          451                                           451
3-for-2 stock split effected in the form
  of a stock dividend...................            1                             (1)                            --
Issue of common for employee benefit
  plan and exercise of stock options....                        1,642                                         1,642
Accretion of redeemable preferred stock
  and State Line Tack warrant...........                           69         (1,921)                        (1,153)
Distributions to Sporting Dog
  shareholders..........................                                        (423)                          (423)
Repurchase and retirement of Petstuff
  common in equivalent PETsMART
  common................................           (1)                                                           (1)
Issue of Petstuff common in equivalent
  PETsMART common.......................                                                                     --
Issue of Petstuff common upon exercise
  of stock options in equivalent
  PETsMART common.......................                           94                                            94
Issue of Pet City common in equivalent
  PETsMART common.......................            1           3,159                                         3,160
Foreign currency translation
  adjustments...........................                                                        (128)          (128)
Net loss................................                                     (11,620)                       (11,620)

                                                  ---    ---------------  -----------        -------      ---------
BALANCES AT JANUARY 29, 1995............    $       6       $ 275,157      $ (30,714)      $     (90)     $ 252,070

------------------------------

(1) Redeemable preferred carried at liquidation value.

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                           AMOUNTS
                                                                                         -------------------------------------------
                                                             SHARES
                                          ---------------------------------------------
                                           REDEEMABLE      NONREDEEMABLE                  REDEEMABLE     NONREDEEMABLE
                                            PREFERRED        PREFERRED        COMMON     PREFERRED(1)      PREFERRED       COMMON
                                          -------------  -----------------  -----------  -------------  ---------------  -----------
BALANCES AT JANUARY 29, 1995............        3,474               20         104,216     $   5,711       $   2,000      $       6
Tax benefit from exercise of stock
  options...............................
Issue of common for employee benefit
  plan and exercise of stock options....                                         1,512
Accretion of redeemable preferred stock
  and State Line Tack warrant...........                                                         800
Conversion of Pet Food Giant redeemable
  preferred to equivalent PETsMART
  common................................                                         1,034
Conversion of Pet Food Giant
  nonredeemable preferred stock to
  equivalent PETsMART common............                           (20)            846                        (2,000)
Issue of Pet City common in equivalent
  PETsMART common.......................                                         2,143
Foreign currency translation
  adjustments...........................
Net loss................................
                                               ------              ---      -----------       ------          ------          -----
BALANCES AT JANUARY 28, 1996............        3,474           --             109,751         6,511          --                  6
Tax benefit from exercise of stock
  options...............................
2-for-1 stock split effected in the form
  of a stock dividend...................                                                                                          5
Issue of common for employee benefit
  plan and exercise of stock options....                                         2,763
Issue of common for acquisitions,
  including veterinary clinics..........                                           522
Accretion of redeemable preferred stock
  and State Line Tack warrant...........                                                          77
Conversion of State Line Tack preferred
  stock and warrant, and Pet City stock
  options, to PETsMART common...........       (3,474)                             922        (6,588)
Foreign currency translation
  adjustments...........................
Net income..............................
Adjustment to conform fiscal year of Pet
  City..................................
                                               ------              ---      -----------       ------          ------          -----
BALANCES AT FEBRUARY 2, 1997............       --               --             113,958     $  --           $  --          $      11
                                               ------              ---      -----------       ------          ------          -----
                                               ------              ---      -----------       ------          ------          -----


                                                                            CUMULATIVE
                                                            RETAINED     FOREIGN CURRENCY
                                          ADDITIONAL PAID   EARNINGS        TRANSLATION
                                            IN CAPITAL      (DEFICIT)       ADJUSTMENTS        TOTAL
                                          ---------------  -----------  -------------------  ---------
BALANCES AT JANUARY 29, 1995............     $ 275,157      $ (30,714)       $     (90)      $ 252,070
Tax benefit from exercise of stock
  options...............................         2,219                                           2,219
Issue of common for employee benefit
  plan and exercise of stock options....         9,077                                           9,077
Accretion of redeemable preferred stock
  and State Line Tack warrant...........            68         (1,582)                            (714)
Conversion of Pet Food Giant redeemable
  preferred to equivalent PETsMART
  common................................        12,326          2,191                           14,517
Conversion of Pet Food Giant
  nonredeemable preferred stock to
  equivalent PETsMART common............         2,000                                          --
Issue of Pet City common in equivalent
  PETsMART common.......................        30,088                                          30,088
Foreign currency translation
  adjustments...........................                                           (23)            (23)
Net loss................................                       (5,436)                          (5,436)
                                          ---------------  -----------           -----       ---------
BALANCES AT JANUARY 28, 1996............       330,935        (35,541)            (113)        301,798
Tax benefit from exercise of stock
  options...............................         9,595                                           9,595
2-for-1 stock split effected in the form
  of a stock dividend...................                           (5)                          --
Issue of common for employee benefit
  plan and exercise of stock options....        15,486                                          15,486
Issue of common for acquisitions,
  including veterinary clinics..........        11,160                                          11,160
Accretion of redeemable preferred stock
  and State Line Tack warrant...........                          (77)                          --
Conversion of State Line Tack preferred
  stock and warrant, and Pet City stock
  options, to PETsMART common...........         6,588                                          --
Foreign currency translation
  adjustments...........................                                         1,079           1,079
Net income..............................                       20,591                           20,591
Adjustment to conform fiscal year of Pet
  City..................................                        1,336                            1,336
                                          ---------------  -----------           -----       ---------
BALANCES AT FEBRUARY 2, 1997............     $ 373,764      $ (13,696)       $     966       $ 361,045
                                          ---------------  -----------           -----       ---------
                                          ---------------  -----------           -----       ---------

(1) Redeemable preferred carried at liquidation value.

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                       FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                             FEBRUARY 2,  JANUARY 28,  JANUARY 29,
                                                                                1997         1996         1995
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)......................................................   $  20,591    $  (5,436)   $ (11,620)
    Adjustments to reconcile net income (loss) to net cash from (used in)
      operating activities--
        Adjustment to conform fiscal year of Pet City......................       1,336
        Depreciation and amortization......................................      28,186       24,466       20,740
        Loss on disposal of property and equipment.........................         340       11,068        3,143
      Changes in assets and liabilities:
        Receivables........................................................     (11,509)     (10,578)      (9,782)
        Merchandise inventories............................................     (88,959)     (40,774)     (62,267)
        Prepaid expenses and other current assets..........................     (10,345)      (1,702)      (4,792)
        Other assets.......................................................     (15,354)     (18,780)      (4,667)
        Accounts payable...................................................      22,290       50,640        7,020
        Accrued payroll and employee benefits..............................      (2,173)       4,362        4,016
        Accrued occupancy expense..........................................      (1,240)       2,128        2,835
        Accrued merger and integration charges.............................      17,867        1,500        2,462
        Other accrued expenses.............................................      11,393          823        5,651
        Deferred rents.....................................................       1,371        1,453        3,372
        Other liabilities..................................................         489       (1,258)        (105)
                                                                             -----------  -----------  -----------
    Net cash from (used in) operating activities...........................     (25,717)      17,912      (43,994)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment........................     (51,886)     (42,186)     (51,820)
    Purchases of property held for sale and leaseback......................     (18,629)     (16,285)     (16,300)
    Purchases of investments...............................................      --           --           (6,782)
    Proceeds from sales of investments.....................................      --            3,999        5,030
    Proceeds from sales of property held for sale and leaseback............      28,883        9,598       25,013
                                                                             -----------  -----------  -----------
    Net cash (used in) investing activities................................     (41,632)     (44,874)     (44,859)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net proceeds from issuance of stock--
      Preferred stock......................................................      --           --            7,934
      Common stock.........................................................      15,486       38,763        4,919
    Borrowings from bank credit facility...................................     142,900       61,038       32,063
    Repayment of bank credit facility......................................    (140,148)     (60,063)     (20,653)
    Payment on capital lease obligations...................................      (9,998)     (11,488)      (6,765)
    Distributions to Sporting Dog shareholders.............................      --           --             (423)
    Tax benefit resulting from exercise of stock options...................       9,595        2,219          451
                                                                             -----------  -----------  -----------
    Net cash from financing activities.....................................      17,835       30,469       17,526
                                                                             -----------  -----------  -----------
FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)................................       1,079          (23)        (128)
                                                                             -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................     (48,435)       3,484      (71,455)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................      88,303       84,819      156,274
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................................   $  39,868    $  88,303    $  84,819
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

    PETsMART, Inc. and Subsidiaries ("the Company") is a superstore retailer of pet food, pet supplies, accessories and professional pet services throughout North America and the United Kingdom. The Company, through its wholly-owned subsidiaries, Sporting Dog Specialties, Inc., and State Line Tack, Inc., is also the leading mail order retailer of pet and animal products, and equine and riding supplies.

PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

    Financial data for all periods presented reflect the retroactive effects of the March 1994 merger with The Weisheimer Companies, Inc. d/b/a PETZAZZ ("PETZAZZ"), the May 1995 merger with Sporting Dog Specialties, Inc. ("Sporting Dog"), the June 1995 merger with Petstuff, Inc. ("Petstuff"), the September 1995 merger with The Pet Food Giant, Inc. ("Pet Food Giant"), the January 1996 merger with State Line Tack, Inc. ("State Line Tack") and the December 1996 merger with Pet City Holdings plc ("Pet City"), all of which have been accounted for as poolings of interests (see Note 2).

    The financial statements have been prepared by combining the historical financial statements of PETsMART with the historical financial statements of the acquired entities. None of the above transactions, except Pet City, required any material adjustments to retained earnings in order to conform with PETsMART's fiscal year end, as all prior historical financial statements of the acquired entities were for fiscal years ended within 93 days of the Company's fiscal year end. The Pet City transaction was accounted for by combining the historical financial statements of PETsMART for each of the three years in the period ended February 2, 1997 with the historical financial statements of Pet City Holdings for the 53 week period ended February 2, 1997, the 52 week period ended July 27, 1996, and the 52 week period ended July 29, 1995, respectively. An adjustment of $1.3 million was required to the retained earnings of PETsMART during the 53 week period ended February 2, 1997 in order to conform the fiscal year end of Pet City to PETsMART's fiscal year. No material adjustments were necessary in any of the above transactions to conform the accounting practices of the companies, nor, for periods preceding the mergers, were there any intercompany transactions which required elimination from the combined consolidated results.

FISCAL YEAR

    The Company's fiscal year ends on the Sunday nearest January 31. The fiscal year ending in 1997 comprised 53 weeks, while fiscal years ending in 1996 and 1995 each comprised 52 weeks.

USE OF ESTIMATES

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) CASH AND CASH EQUIVALENTS

    The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are transferred on an as-needed basis to pay for clearing checks. At February 2, 1997 and January 28, 1996, cash overdrafts of $62.7 million and $42.1 million, respectively, were included in accounts payable. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

MERCHANDISE INVENTORIES AND COST OF SALES

    Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain general, administrative and distribution costs relating to the processing of merchandise.

    Total general and administrative costs charged to inventory during the fiscal years ended 1997, 1996, and 1995 were $12,869,000, $11,850,000 and
$8,457,000, respectively. General and administrative costs remaining in inventory at February 2, 1997 and January 28, 1996 were $3,797,000 and $3,323,000, respectively.

PROPERTY AND EQUIPMENT

    Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on fixtures, equipment and software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the base lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets. Goodwill is being amortized using the straight-line method over fifteen years. Other intangibles are being amortized using the straight-line method over the estimated useful life of the related asset which ranges from five to twenty years.

    In December 1993, the Accounting Standards Executive Committee issued Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7") which the Company adopted during the fiscal year ended January 28, 1996. In accordance with SOP 93-7, the Company charges advertising costs to expense as incurred except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. At January 29, 1995, deferred advertising costs approximated $450,000. In accordance with the provisions of SOP 93-7, upon adoption in the first quarter of fiscal 1995, the Company recorded a charge to operations for the full amount of the deferred costs. Total advertising expenditures, other than direct-response advertising were $25,765,000, $17,976,800, and $24,598,800 for the fiscal years ended 1997, 1996, and 1995. Direct response advertising consists primarily of product catalogs of the Company's mail order subsidiaries. The capitalized costs of the advertising are amortized over the six month to one year period following the mailing of the respective catalog. At February 2, 1997, $3,445,000 of direct-response advertising was included in current assets.

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued payroll and employee benefits and other accrued expenses. These balances, as presented in the financial statements at February 2, 1997 and January 28, 1996, approximate their fair value. The Company's $100 million credit facility (see Note 5), of which $25 million was outstanding on February 2, 1997, reflects fair value as it is subject to fees and rates competitively determined in the marketplace.

STORE PREOPENING COSTS

    Store preopening costs are expensed in the month the store opens. Total preopening costs of $1,194,000 and $890,000 were deferred at February 2, 1997 and January 28, 1996, respectively. Internal costs incurred in selecting and developing sites for new stores are expensed as incurred.

INCOME TAXES

    Income taxes are accounted for under Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires the use of an asset and liability approach for financial accounting and reporting for income taxes, whereby deferred income tax assets and liabilities result from temporary differences. Temporary differences are differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years.

INCOME (LOSS) PER COMMON SHARE

    Income (loss) per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares consist of redeemable and nonredeemable convertible preferred stock (using the if-converted method) and stock options and warrants (using the treasury stock method). Common equivalent shares are excluded from the computation if their effect is anti-dilutive.

    Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"), issued in February 1997, and effective for financial statements for both interim and annual periods ending after December 15, 1997, specifies the computation, presentation and disclosure requirements for earnings per share and is expected to result in an increase in the Company's reported amounts of earnings per share upon adoption. Earlier application of the provisions of SFAS 128 is not permitted.

FOREIGN CURRENCY TRANSLATION

    The local currency has been used as the functional currency in both the United Kingdom and Canada. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of stockholders' equity. Transaction gains and losses included in net income (loss) are not material.

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 2--BUSINESS COMBINATIONS

1996 ACQUISITIONS

    During fiscal 1996, the Company acquired, in two separate transactions, all of the outstanding equity interests of State Line Tack in exchange for 1,200,000 shares of PETsMART common stock, including approximately 76,000 shares reserved for issuance upon exercise of State Line Tack stock options assumed in the merger, and of Pet City for approximately 7,844,000 shares of PETsMART common stock, plus approximately 304,000 shares reserved for issuance upon exercise of Pet City stock options assumed in the merger.

    In connection with the above transactions, the Company recorded merger and integration charges of $28.4 million. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million).

    The Company anticipates that approximately $14.7 million of similar business integration costs, primarily store conversion costs, associated with the Pet City merger will be recognized as nonrecurring charges when incurred during the first half of fiscal 1997.

    Also during fiscal 1996, the Company recorded merger and integration charges of $12.3 million, principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the 1995 merger with Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and, therefore, never opened. The Company believes lease settlement costs associated with the closed stores, and the leases related to the unopened locations, will require $10.8 million of such additional expenditures. The remaining $1.5 million of the additional charge was primarily related to Petstuff store conversion costs.

1995 ACQUISITIONS

    During fiscal 1995, the Company acquired, in three separate transactions, all of the outstanding equity interests of Sporting Dog, Petstuff, and Pet Food Giant in exchange for an aggregate of 13,661,520 shares of PETsMART common stock, plus 411,570 shares of PETsMART common stock reserved for issuance upon exercise of Petstuff and Pet Food Giant stock options assumed in the mergers.

    As a result of these transactions, the Company recorded merger and integration charges totaling $47.1 million during fiscal 1995. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($6.2 million), costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($14.1 million), provision for the closure of redundant and non-performing superstores ($18.9 million), and other costs of integration ($7.9 million).

    In connection with the Pet Food Giant merger (see above), the Company converted all Pet Food Giant redeemable convertible preferred stock with an aggregate carrying value of $14.5 million, which was

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 2--BUSINESS COMBINATIONS (CONTINUED) being accreted to its redemption value by Pet Food Giant through charges to retained earnings, into PETsMART equivalent common shares.

    Selected information for the combining entities included in the Consolidated Statements of Operations for the two years ended January 28, 1996 is as follows:

                                                                         FISCAL YEAR ENDED
                                                                      ------------------------
                                                                        1996(A)      1995(A)
                                                                      ------------  ----------
                                                                           (IN THOUSANDS)
Net sales
    PETsMART........................................................  $  1,030,663  $  601,032
    State Line Tack.................................................        53,367      47,156
    Pet Food Giant..................................................       --           26,344
    Petstuff........................................................                   115,008
    Sporting Dog....................................................       --           75,171
    Pet City Holdings...............................................        84,026      59,488
                                                                      ------------  ----------
        Combined....................................................  $  1,168,056  $  924,199
                                                                      ------------  ----------
                                                                      ------------  ----------
Income (loss) before cumulative effect of change in accounting principle
    PETsMART........................................................  $     (2,803) $    4,072
    State Line Tack.................................................        (1,127)         60
    Pet Food Giant..................................................       --           (2,346)
    Petstuff........................................................       --          (12,209)
    Sporting Dog....................................................       --              653
    PetCity Holdings................................................        (1,506)     (1,850)
                                                                      ------------  ----------
        Combined....................................................  $     (5,436) $  (11,620)
                                                                      ------------  ----------
                                                                      ------------  ----------
Income (loss) applicable to holders of common stock
    PETsMART........................................................  $     (3,517) $    4,072
    State Line Tack (b).............................................        (1,995)       (708)
    Pet Food Giant (c)..............................................       --           (3,499)
    Petstuff........................................................       --          (12,209)
    Sporting Dog....................................................       --              653
    Pet City Holding................................................        (1,506)     (1,850)
                                                                      ------------  ----------
        Combined....................................................  $     (7,018) $  (13,541)
                                                                      ------------  ----------
                                                                      ------------  ----------

------------------------

(a) Fiscal years ended 1996 and 1995 include financial information for the years ended July 27, 1996 and July 29, 1995, respectively, for Pet City.

(b) Net loss of State Line Tack includes accretion of preferred stock to liquidation value and common stock warrants to fair value of $868,000 and $768,000 for fiscal years ended 1996 and 1995, respectively.

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 2--BUSINESS COMBINATIONS (CONTINUED)
(c) Net loss of Pet Food Giant includes accretion of redeemable convertible preferred stock of $714,000 and $1,153,000 for fiscal year ended 1996 and 1995, respectively.

NOTE 3--PROPERTY AND EQUIPMENT

    Property and equipment consists of the following:

                                                                      FEBRUARY 2,  JANUARY 28,
                                                                         1997         1996
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Land................................................................   $     466    $     466
Buildings...........................................................       3,115        3,115
Fixtures and equipment..............................................      70,460       61,897
Leasehold improvements..............................................     101,883       70,449
Computer software...................................................       8,554        5,409
Equipment under capital leases......................................      45,863       34,711
Buildings under capital leases......................................      55,821       46,971
                                                                      -----------  -----------
                                                                         286,162      223,018
Less: accumulated depreciation and amortization.....................      85,144       59,296
                                                                      -----------  -----------
                                                                         201,018      163,722
Construction in progress............................................      18,245       15,100
                                                                      -----------  -----------
                                                                       $ 219,263    $ 178,822
                                                                      -----------  -----------
                                                                      -----------  -----------

    Accumulated amortization of equipment and buildings under capital leases approximated $35,055,000 and $23,897,000 at February 2, 1997 and January 28, 1996, respectively.

NOTE 4--LEASES

    The Company leases substantially all of its stores, distribution centers, corporate offices and certain equipment under noncancelable operating leases. The leases expire at various dates through 2014. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases required payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. No additional rent payments were required during the fiscal years ended 1997, 1996, or 1995. Total rent expense incurred under operating leases during the fiscal years ended 1997, 1996, and 1995 was $91,791,300, $66,100,000, and $45,834,000, respectively.

    The Company has entered into sale and leaseback transactions for several of its store locations which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment under capital leases.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

    At February 2, 1997, the future minimum annual rental commitments under all noncancelable leases were as follows:

                                                                        OPERATING     CAPITAL
                                                                          LEASES      LEASES
                                                                       ------------  ---------
                                                                           (IN THOUSANDS)
1998.................................................................  $     94,644  $  15,253
1999.................................................................        92,277     13,062
2000.................................................................        91,571      9,652
2001.................................................................        85,854      8,062
2002.................................................................        78,877      7,164
Thereafter...........................................................       656,570     76,010
                                                                       ------------  ---------
Total minimum rental commitments.....................................  $  1,099,793    129,203
                                                                       ------------
                                                                       ------------
Less: amounts representing interest..................................                   57,523
                                                                                     ---------
Present value of obligations.........................................                   71,680
Less: current portion................................................                    9,145
                                                                                     ---------
Long-term obligations................................................                $  62,535
                                                                                     ---------
                                                                                     ---------

    At February 2, 1997, the Company had entered into operating lease agreements for 88 additional stores. These leases have terms to a maximum of 25 years. The Company's obligations and options to renew are similar to those of existing leases. Such leases will commence at various dates upon the completion of certain events in the lease agreements. Future minimum lease commitments under these leases aggregate approximately $545,282,000. Minimum rental commitments under operating leases exclude commitments of up to $22,375,000 relating to residual values of property under such leases.

NOTE 5--BANK CREDIT FACILITIES:

    At February 2, 1997, PETsMART had a revolving credit arrangement with a bank, expiring on July 6, 1998, which provided for borrowings and letters of credit up to $100,000,000. Borrowings under this arrangement bore interest, at PETsMART's option, at the bank's prime rate or LIBOR plus 0.875%. At February 2, 1997 and January 28, 1996, borrowings bore interest at an average annual interest rate of 7.2% and 6.7%, respectively. Among other things, the credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage.

    At February 2, 1997, an aggregate of $25.0 million was outstanding under the agreement and during the year ended February 2, 1997, an average of $43.4 million was outstanding under the agreement. Outstanding letters of credit at February 2, 1997 and January 28, 1996 were $4.0 million and $6.3 million, respectively.

    Upon closing of the State Line Tack merger in January 1996 (see Note 2), the Company paid in full approximately $816,000 of State Line Tack notes payable to a bank and $1.5 million of State Line Tack subordinated shareholder notes payable. These amounts have been included in "Current maturities of capital leases" and "Other liabilities" in the accompanying consolidated balance sheet at January 28, 1996.

    The Company has entered into interest rate swaps to lower funding costs and alter interest rate exposures for short-term borrowings. Interest rate swaps allow the Company to fix the variable borrowing rate on its line of credit arrangement for certain periods of time. At February 2, 1997, the Company had

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 5--BANK CREDIT FACILITIES: (CONTINUED) four interest rate swaps outstanding with a financial institution, having a total notional amount of $100 million. The total notional amount of interest rate swaps at January 28, 1996 was $25 million. Under this agreement, the Company may convert variable rate borrowings into borrowings at a fixed rate of approximately 5.5%. Contracts are marked-to-market and settled monthly. The interest rate swap agreements are scheduled to terminate in July 2000 or August 2001. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes.

    The Company is exposed to credit loss in the event of nonperformance by the counterparty to its interest rate swap agreement. The Company anticipates the counterparty will be able to fully satisfy its obligation under the agreement. The counterparty is a financial institution whose credit rating was AA or better at the time the agreement was instituted. No collateral is held in relation to the agreement. Credit exposure exists in relation to all the Company's financial instruments, and is not unique to derivatives.

NOTE 6--INCOME TAXES:

    Income (loss) before income taxes is as follows:

                                                                             FISCAL YEAR ENDED
                                                                   -------------------------------------
                                                                   FEBRUARY 2,  JANUARY 28,  JANUARY 29,
                                                                      1997         1996         1995
                                                                   -----------  -----------  -----------

                                                                              (IN THOUSANDS)
United States....................................................   $  54,519    $  (7,794)   $  (8,508)
Foreign..........................................................     (20,267)      (7,083)      (1,850)
                                                                   -----------  -----------  -----------
Total............................................................   $  34,252    $ (14,877)   $ (10,358)
                                                                   -----------  -----------  -----------
                                                                   -----------  -----------  -----------

    The provision (benefit) for income taxes consists of the following:

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 2,  JANUARY 28,  JANUARY 29,
                                                            1997         1996         1995
                                                         -----------  -----------  -----------
                                                                    (IN THOUSANDS)
Current Liability:
  Federal..............................................   $  22,056    $   3,762    $   3,499
  State................................................       4,489        1,531          403
  Foreign..............................................      --           --           --
                                                         -----------  -----------  -----------
                                                             26,545        5,293        3,902
                                                         -----------  -----------  -----------
Deferred asset:
  Federal..............................................      (1,592)     (14,549)      (2,374)
  State................................................      (2,725)        (185)        (266)
  Foreign..............................................      (8,567)      --           --
                                                         -----------  -----------  -----------
                                                            (12,884)     (14,734)      (2,640)
                                                         -----------  -----------  -----------
Income tax expense (benefit)...........................   $  13,661    $  (9,441)   $   1,262
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 6--INCOME TAXES: (CONTINUED)
    A reconciliation of the federal statutory tax rate to the Company's effective tax rate is as follows:

                                                                               FISCAL YEAR ENDED
                                                        ----------------------------------------------------------------
                                                                                                                JANUARY
                                                             FEBRUARY 2, 1997           JANUARY 28, 1996       29, 1995
                                                        --------------------------  -------------------------  ---------

                                                         DOLLARS     PERCENTAGE      DOLLARS     PERCENTAGE     DOLLARS
                                                        ---------  ---------------  ---------  --------------  ---------
                                                                             (DOLLARS IN THOUSANDS)
Provision at federal statutory tax rate...............  $  11,988          35%      $  (5,058)         34%     $  (3,522)
State income taxes, net of federal tax benefit........      1,756           5%           (440)          3%           221
Foreign tax rate differential.........................        335           1%             15        --               19
Operating losses with no current benefit..............     --            --             6,683         (45)%        5,559
Nondeductible acquisition costs.......................      3,071           9%          2,387         (16)%        1,196
Utilization of prior years' operating losses..........     (3,169)         (9)%       (12,143)         82%        (1,700)
Utilization of credits................................     --            --            (1,677)         11%          (410)
Other.................................................       (320)         (1)%           792          (5)%         (101)
                                                                           --                          --
                                                        ---------                   ---------                  ---------
                                                        $  13,661          40%      $  (9,441)         64%     $   1,262
                                                                           --                          --
                                                                           --                          --
                                                        ---------                   ---------                  ---------
                                                        ---------                   ---------                  ---------

                                                          PERCENTAGE
                                                        --------------
Provision at federal statutory tax rate...............          34%
State income taxes, net of federal tax benefit........          (2)%
Foreign tax rate differential.........................        --
Operating losses with no current benefit..............         (54)%
Nondeductible acquisition costs.......................         (12)%
Utilization of prior years' operating losses..........          17%
Utilization of credits................................           4%
Other.................................................           1%
                                                                --
                                                               (12)%
                                                                --
                                                                --

    As of February 2, 1997, net operating loss carryforwards of $39,978,000 were available for U.S. tax purposes, representing operating losses of PETZAZZ ($5,199,000), Petstuff ($28,850,000) and Pet Food Giant ($5,929,000) prior to the mergers. The net operating loss carryforwards begin to expire in 2007. For tax purposes, the pre-merger losses are subject to limitations resulting from a change in ownership of PETZAZZ, Petstuff and Pet Food Giant and the losses are treated as separate return limitation year losses. In addition, as of February 2, 1997, net operating loss carryforwards of $15,718,000 were available for United Kingdom tax purposes, representing operating losses of Pet City prior to the merger. These United Kingdom net operating losses have no expiration date and the Company expects to fully utilize such losses to offset Pet City taxable income in future years. The Company also expects to fully utilize the PETZAZZ, Petstuff, and Pet Food Giant domestic losses in future years.

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 6--INCOME TAXES: (CONTINUED)
    The components of deferred income tax liability (asset), included in other assets in the accompanying consolidated balance sheet, are as follows:

                                                                      FEBRUARY 2,  JANUARY 28,
                                                                         1997         1996
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Normalization of rents..............................................   $  (5,239)   $  (4,041)
Reserve for closed stores...........................................      (8,305)      (1,608)
Depreciation........................................................        (973)       1,650
Employee benefit expense............................................        (430)      (1,769)
Inventory reserve...................................................      (1,106)        (801)
Loss carryforward...................................................     (21,698)     (18,150)
AMT credit..........................................................      --           (1,224)
Jobs tax credit.....................................................      --           (2,092)
Inventory capitalization............................................       1,236          899
Other items, net....................................................      (1,775)         702
                                                                      -----------  -----------
                                                                         (38,290)     (26,434)
Valuation allowance.................................................       2,715        2,715
                                                                      -----------  -----------
                                                                       $ (35,575)   $ (23,719)
                                                                      -----------  -----------
                                                                      -----------  -----------

    The valuation allowance relates to Petstuff operating loss carryforwards in Canada. It is the opinion of management that, due to the change in control resulting from the June 1995 merger with Petstuff (see Note 2), it is more likely than not the Company will not be able to realize a benefit for these Canadian losses.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 7--STOCKHOLDERS' EQUITY:

COMMON STOCK

    The Company's Board of Directors approved a 2-for-1 split of its common stock effected in the form of a stock dividend to stockholders of record on July 8, 1996, with a payment date of July 18, 1996, and a 3-for-2 split of its common stock effected in the form of a stock dividend to stockholders of record on April 17, 1995, with a payment date of May 1, 1995. All share and per share data has been restated to reflect the stock splits effected in the form of a stock dividend.

    In May 1993, the Board of Directors adopted an Employee Stock Purchase Plan under which essentially all employees with six or more months of service can purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 1,500,000 shares are authorized for purchase until the plan termination date of December 31, 2002. During each of the three years in the period ended February 2, 1997, a total of 167,000, 116,000, and 93,000 shares were purchased for aggregate proceeds of $2,200,000, $1,700,000, and $985,000, respectively.

NONREDEEMABLE PREFERRED STOCK

    At January 29, 1995, 18,000 shares of Pet Food Giant Series B Preferred Stock were issued and outstanding and 2,000 shares of Pet Food Giant Series C Preferred Stock were issued and outstanding. In connection with the merger of the Company and Pet Food Giant in September 1995, all preferred stock of Pet Food Giant was included in the conversion into PETsMART equivalent common shares (see Note 2).

REDEEMABLE PREFERRED STOCK

    At December 31, 1995, State Line Tack had issued and outstanding approximately 3.5 million shares of redeemable preferred stock, which State Line Tack was accreting to liquidation value through charges to retained earnings. At January 28, 1996, the carrying value of the State Line Tack preferred stock was $6.5 million. In connection with the merger with the Company (see Note 2), all shares of State Line Tack redeemable preferred stock were exchanged for approximately 784,000 shares of PETsMART Common Stock.

COMMON STOCK WARRANTS

    In August 1992 and June 1993, under the terms and provisions of Warrant Agreements, Petstuff issued two warrants to an equipment financing company (the "Lessor") to acquire shares of Petstuff's then authorized and issued Series A and Series B Preferred Stock. Under the terms and provisions of the Warrant Agreements, the warrants permitted the Lessor to acquire up to 22,116 equivalent shares of PETsMART's common stock for $1.41 per share, and up to 13,934 equivalent shares of PETsMART's common stock for $2.50 per share, in lieu of the Petstuff Series A and Series B Preferred Stock. During fiscal 1995, the warrants were exercised by the Lessor.

    In connection with the issuance of its subordinated debt in 1993 (see Note
5), State Line Tack issued warrants to purchase up to 935,000 shares of State Line Tack common stock. At December 31, 1995, the estimated value of these warrants was $177,000 and State Line Tack accreted $68,023 and $68,023 through charges to retained earnings in 1995 and 1994, respectively. In connection with the merger of State Line

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 7--STOCKHOLDERS' EQUITY: (CONTINUED)
Tack and the Company in January 1996, these warrants were exercised and exchanged for approximately 92,000 shares of PETsMART Common Stock.

NOTE 8--STOCK OPTIONS:

    The Company may grant under a stock option plan (the "Plan") either incentive stock options or supplemental stock options to purchase up to 19,714,286 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At February 2, 1997 stock options to purchase 10,629,734 shares of common stock, including options assumed in connection with the Petstuff, Pet Food Giant, State Line Tack and Pet City acquisitions, are outstanding with exercise prices ranging from $0.061 to $28.750 per share. In June 1992, the Board established a nonemployee director stock option pool of 429,000 shares available for grant at fair market value on date of grant. Options vest over a period of four years and expire ten years after the date of grant. At February 2, 1997, stock options to purchase 376,878 shares of common stock are outstanding under the 1992 director plan with exercise prices ranging from $1.167 to $23.000 per share.

    Prior to their respective mergers with the Company, Petstuff, Pet Food Giant, State Line Tack and Pet City adopted plans which permitted the granting of incentive stock options to officers and key employees to purchase shares of the respective companies' common stock at prices not less than the fair market value of the common stock at the date of the grant. Options granted under these plans typically vested over four years from the date of grant. State Line Tack also adopted a nonqualified incentive stock option plan for directors of State Line Tack who were not employees. In connection with the PETZAZZ, Petstuff, Pet Food Giant, State Line Tack and Pet City acquisitions described in Note 2, the option plans aggregating 905,996 shares available for grant were assumed by PETsMART.

    PETsMART applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in fiscal 1996 and fiscal 1995 consistent with the provisions of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                                          FISCAL YEAR ENDED
                                                                        ----------------------
                                                                           1997        1996
                                                                        ----------  ----------
                                                                        (IN THOUSANDS, EXCEPT
                                                                           PER SHARE DATA)
Net income (loss)--as reported........................................  $   20,591  $   (5,436)
Net income (loss)--pro forma..........................................  $   11,499  $  (10,503)
Earnings (loss) per share--as reported................................  $     0.17  $    (0.06)
Earnings (loss) per share--pro forma..................................  $     0.10  $    (0.10)
Weighted average number of shares outstanding--as reported............     118,226     108,387
Weighted average number of shares outstanding--pro forma..............     113,958     108,387

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 8--STOCK OPTIONS: (CONTINUED)
    The effects of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1996 and fiscal 1995, respectively: dividend yield of 0.00% in both years; expected volatility of 40.0 to 50.0 percent; risk-free interest rates of 5.13 to 6.85 percent and 5.05 to 7.03 percent; and expected lives of 0.75 to 2.5 years for both years. The weighted average fair value of options granted during the years ended February 2, 1997 and January 28, 1996 was $7.17 and $5.57, respectively.

    Activity in all of the Company's stock option plans is as follows:

                                                                           WEIGHTED AVERAGE
                                                                               EXERCISE
                                                                           PRICE PER SHARE
                                                          SHARES       ------------------------
                                                      ---------------
                                                      (IN THOUSANDS)
Outstanding, January 30, 1994.......................         5,360            $    3.659
  Granted...........................................         3,314                10.590
  Exercised.........................................          (492)                1.236
  Canceled..........................................          (321)                7.387
                                                            ------
Outstanding, January 29, 1995.......................         7,861                 6.581
  Granted...........................................         5,862                14.384
  Exercised.........................................        (1,171)                4.757
  Canceled..........................................          (535)               10.246
                                                            ------
Outstanding January 28, 1996........................        12,017                10.442
  Granted...........................................         1,996                19.081
  Exercised.........................................        (2,389)                5.367
  Canceled..........................................          (995)               14.539
                                                            ------
Outstanding February 2, 1997........................        10,629            $   12.827
                                                            ------
                                                            ------

    At February 2, 1997 options for a total of 4,301,000 shares are exercisable.

    The following table summarizes information about the Company's stock options at February 2, 1997:

                                 OPTIONS OUTSTANDING                    OPTIONS EXERCISABLE
                    ----------------------------------------------  ----------------------------
                                                       WEIGHTED                     WEIGHTED
                                  WEIGHTED AVERAGE      AVERAGE                     AVERAGE
     RANGE OF          NUMBER         REMAINING        EXERCISE       NUMBER      EXERCISABLE
 EXERCISE PRICES    OUTSTANDING   CONTRACTUAL LIFE       PRICE      EXERCISABLE      PRICE
------------------  ------------  -----------------  -------------  ----------  ----------------
$ 0.061-$ 9.667...     2,196,102           6.38        $   4.562     1,881,503    $     4.0898
$ 9.892-$11.458...     2,125,423           7.84        $  11.168     1,022,920    $    11.0934
$11.542-$15.250...     2,443,052           8.87        $  13.879       427,071    $    13.0935
$15.375-$17.000...     2,684,009           8.58        $  16.298       938,089    $    16.2974
$17.836-$28.750...     1,181,148          10.22        $  21.114        31,812    $    18.6421
                    ------------                                    ----------
$ 0.061-$28.750...    10,629,734           8.23        $  12.827     4,301,395    $     9.4192

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 9--INTEREST EXPENSE:

    Interest costs incurred and capitalized on construction in progress are as follows:

                                                                        FISCAL YEAR ENDED
                                                              -------------------------------------
                                                              FEBRUARY 2,  JANUARY 28,  JANUARY 29,
                                                                 1997         1996         1995
                                                              -----------  -----------  -----------
                                                                         (IN THOUSANDS)
Interest costs incurred.....................................   $  10,211    $   9,234    $   7,877
Interest costs capitalized..................................         761          300          290
                                                              -----------  -----------  -----------
Interest expense............................................   $   9,450    $   8,934    $   7,587
                                                              -----------  -----------  -----------

NOTE 10--SUPPLEMENTAL SCHEDULE OF CASH FLOWS:

    Interest paid during each fiscal year ended 1997, 1996, and 1995 amounted to $10,161,000, $8,533,000, and $7,210,000, respectively. Such amounts include interest paid on the bank credit facility, capital leases and interest capitalized on construction in progress.

    Income taxes paid, net of refunds, during each fiscal year ended 1997, 1996, and 1995 amounted to $4,310,000, $2,356,000, and $4,144,000, respectively.

    During each fiscal year ended 1997, 1996, and 1995, the Company incurred capital lease obligations of $15,944,000, $6,137,000, and $33,722,000, respectively, for new equipment and buildings.

NOTE 11--OTHER CONTINGENCIES:

    The Company is involved in certain litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company's financial position or results of operations.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 12--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED FEBRUARY 2, 1997                                  QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................................  $  330,783  $  345,044  $  367,825  $  457,365
Gross profit.....................................................      91,833      99,567     101,757     133,194
Merger and integration costs.....................................       8,064      12,300      --          20,350
Operating income.................................................       3,103       5,961      19,742      13,839
Net income.......................................................         409       2,164      10,433       7,585
Net income applicable to holders of common stock.................  $      409  $    2,164  $   10,433  $    7,585
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share:
    Net income...................................................  $     0.00  $     0.02  $     0.09  $     0.06
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding....................................................     115,805     117,538     118,943     118,926
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

                                                                     FIRST       SECOND      THIRD       FOURTH
FISCAL YEAR ENDED JANUARY 28, 1996                                  QUARTER     QUARTER     QUARTER     QUARTER
-----------------------------------------------------------------  ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales........................................................  $  271,094  $  279,768  $  286,064  $  331,130
Gross profit.....................................................      69,016      71,413      74,206      93,602
Merger and integration costs.....................................      --          40,729       6,400      --
Operating income (loss)..........................................       2,163     (33,219)      2,220      20,162
Net income (loss)................................................      (1,947)    (17,507)       (407)     14,425
Net income (loss) applicable to holders of common stock..........  $   (2,445) $  (18,005) $     (776) $   14,208
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share:
    Net income (loss)............................................  $    (0.02) $    (0.17) $    (0.01) $     0.13
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding....................................................     106,376     107,440     112,691     113,327
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------

    A reconciliation of the results of the previously separate companies prior to the 1996 business combination with Pet City accounted for as a pooling of interests (see Note 2) and amounts previously

                        PETSMART, INC. AND SUBSIDIARIES

            FEBRUARY 2, 1997, JANUARY 28, 1996 AND JANUARY 29, 1995

NOTE 12--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED): (CONTINUED) reported by the Company on Form 10-Q during the fiscal year ended February 2, 1997 follows (in thousands):

                                                             PETSMART    PET CITY    COMBINED
                                                            -----------  ---------  ----------
Thirteen weeks ended
  April 28, 1996:
  Net sales...............................................   $ 310,200   $  20,583  $  330,783
  Net income (loss).......................................   $     925   $    (516) $      409
Thirteen weeks ended
  July 26, 1996:
  Net sales...............................................   $ 321,872   $  23,172  $  345,044
  Net income (loss).......................................   $   2,898   $    (734) $    2,164
Thirteen weeks ended
  October 27, 1996
  Net sales...............................................   $ 339,930   $  27,895  $  367,825
  Net income (loss).......................................   $  11,157   $    (724) $   10,433