Form 10-Q
period 1997-05-04
PETSMART INC
filed 1997-06-11
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                   MAY 4, 1997

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

COMMON STOCK, $.0001 PAR VALUE, 114,635,726 SHARES AT MAY 30, 1997

                                 PETsMART, INC.

                                     INDEX

                                                                  Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    May 4, 1997 and February 2, 1997                3

                    Consolidated Statements of Operations
                    for the thirteen weeks ended
                    May 4, 1997 and April 28, 1996                  4

                    Consolidated Statements of Cash Flows
                    for the thirteen weeks ended
                    May 4, 1997 and April 28, 1996

                    Notes to Consolidated Financial Statements      6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                      8


Part II.  Other Information

          Item 1.   Legal Proceedings                               15


          Item 6.   Exhibits and Reports on Form 8-K                15

Signatures                                                          16

Exhibit Index                                                       17

                        PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                         CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                (Unaudited)

                                                 May 4,          February 2,
ASSETS                                            1997              1997
                                             --------------    --------------
Cash and cash equivalents                    $     48,643      $     39,868
Receivables                                        48,963            43,664
Merchandise inventories                           274,358           300,892
Prepaid expenses and other current assets          28,395            24,860
                                             --------------    --------------

     Total current assets                         400,359           409,284

Property and equipment, net                       215,086           219,263
Other assets                                       61,942            61,263
                                             --------------    --------------

     Total assets                            $    677,387      $    689,810
                                             --------------    --------------
                                             --------------    --------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                        $     41,000      $     25,000
Accounts payable                                  118,375           138,913
Accrued payroll and employee benefits              14,407            14,192
Accrued occupancy expense                           7,207             6,306
Accrued merger and business integration costs      17,457            21,584
Other accrued expenses                             29,868            35,962
Current maturities of capital leases                8,780             9,145
                                             --------------    --------------

     Total current liabilities                    237,094           251,102

Capital lease obligations                          60,362            62,535
Deferred rents                                     13,800            13,412
Other liabilities                                   1,830             1,716
                                             --------------    --------------

     Total liabilities                            313,086           328,765
                                             --------------    --------------

Stockholders' equity:
     Preferred stock; $.0001 par value,
      10,000 shares  authorized; none
      outstanding                                       -                 -
     Common stock; $.0001 par value,
      250,000 shares authorized, 114,607
      and 113,958 shares issued and
      outstanding                                      11                11
     Additional paid-in capital                   377,387           373,764
     Accumulated deficit                          (14,442)          (13,696)
     Cumulative foreign currency
      translation adjustments                       1,345               966
                                             --------------    --------------

     Total stockholders' equity                   364,301           361,045
                                             --------------    --------------

     Total liabilities and stockholders'
      equity                                 $    677,387      $    689,810
                                             --------------    --------------
                                             --------------    --------------

          The accompanying notes are an integral part of these unaudited financial statements.

                       PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                    CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share data)
                                (Unaudited)

                                                 For the 13 weeks ended
                                                 May 4,        April 28,
                                                 1997            1996
                                             ------------      -----------
Net sales                                    $  412,654        $ 330,783
Cost of sales                                   310,973          238,950
                                             ------------      -----------

     Gross profit                               101,681           91,833

Store operating expenses                         77,139           68,509
Store preopening expenses                         3,182            2,495
General and administrative expenses               9,419            9,662
Merger and business integration costs             9,631            8,064
                                             ------------      -----------

     Operating income                             2,310            3,103

Interest income                                      50              414
Interest expense                                  2,712            1,862
                                             ------------      -----------

     Income (loss) before income taxes             (352)           1,655

Income tax expense                                  394            1,246
                                             ------------      -----------

     Net income (loss)                       $     (746)       $     409
                                             ------------      -----------
                                             ------------      -----------

Income (loss) per common share
     and common share equivalent             $     (0.01)      $    0.00
                                             ------------      -----------
                                             ------------      -----------

Weighted average number of
     common and common equivalent
     shares outstanding                          114,295         115,805
                                             ------------      -----------
                                             ------------      -----------


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                       PETsMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                 (Unaudited)

                                                     For the 13 weeks ended
                                                     May 4,       April 28,
                                                      1997          1996
                                                  ------------    -----------

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
     Net income (loss)                             $    (746)     $     409
     Adjustments to reconcile net income
      (loss) to net cash from (used in)
      operating activities:
        Adjustment to conform fiscal year
         of Pet City                                       -            813
        Depreciation and amortization                  8,357          5,488
        Loss on disposal of property
         and equipment                                   124             87
     Changes in assets and liabilities:
       Receivables                                    (2,570)         1,664
       Merchandise inventories                        26,534         (5,378)
       Prepaid expenses and other current assets      (3,535)        (5,963)
       Other assets                                   (1,258)         2,035
       Accounts payable                              (20,538)       (17,558)
       Accrued payroll and employee benefits             215         (5,297)
       Accrued occupancy expense                         901            520
       Accrued merger costs                           (3,764)             -
       Other accrued expenses                         (6,094)        (4,405)
       Deferred rents                                    388           (141)
       Other liabilities                                 114         (1,165)
                                                  ------------    -----------

     Net cash from (used in) operating
      activities                                      (1,872)       (28,891)
                                                  ------------    -----------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
     Purchases of leaseholds, fixtures
      and equipment                                   (6,574)        (3,954)
     Purchases of property held for sale
      and leaseback                                        -         (3,990)
     Proceeds from sale of property held for
      sale and leaseback                                   -          5,651
                                                  ------------    -----------

     Net cash from (used in) investing
      activities                                      (6,574)        (2,293)
                                                  ------------    -----------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
     Net proceeds from issuance of common stock        2,723          3,279
     Borrowings from bank credit facility             47,200         71,000
     Repayments on bank credit facility              (31,200)       (58,123)
     Tax benefit of exercise of stock options            900            759
     Payment on capital lease obligations             (2,781)        (3,150)
                                                  ------------    -----------

     Net cash from (used in) financing activities     16,842         13,765
                                                  ------------    -----------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)              379           (587)
                                                  ------------    -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS       8,775        (18,006)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD      39,868         88,303
                                                  ------------    -----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD         $  48,643      $  70,297
                                                  ------------    -----------
                                                  ------------    -----------


           The accompanying notes are an integral part of these unaudited financial statements.

                          PETsMART, INC. AND SUBSIDIARIES

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 THIRTEEN WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996
_______________________________________________________________________________


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

Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 4, 1997 and April 28, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 2, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 28, 1997.

NOTE 2 - PRINCIPLES OF CONSOLIDATION
------------------------------------

The accompanying consolidated financial statements include the accounts of PETsMART and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Financial data for all periods presented reflect the retroactive effects of the January 1996 merger with State Line Tack, Inc. ("State Line Tack"), and the December 1996 merger with Pet City Holdings plc ("Pet City"), all of which have been accounted for as poolings of interest. The consolidated financial statements have been prepared by combining the historical financial statements of PETsMART with the historical financial statements of the acquired entities.

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

NOTE 3 - STOCK SPLITS
---------------------

On July 19, 1996, the Company effected a 2-for-1 split of its common stock in the form of a stock dividend to stockholders of record on July 8, 1996. All share and per share data has been restated to reflect the stock split effected in the form of a stock dividend.

                         PETSMART, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 4, 1997 AND APRIL 28, 1996
_______________________________________________________________________________


NOTE 4 - BUSINESS COMBINATIONS:
-------------------------------

     1996 ACQUISITIONS

During fiscal 1996, the Company acquired, in two separate transactions, all of the outstanding equity interests of State Line Tack in exchange for 1,200,000 shares of PETsMART common stock, including approximately 76,000 shares reserved for issuance upon exercise of stock options, and of Pet City for approximately 7,844,000 shares of PETsMART common stock, plus approximately 304,000 shares reserved for issuance upon exercise of Pet City stock options assumed in the merger.

In connection with the above transactions, the Company recorded merger and business integration charges of $28.4 million in fiscal 1996, of which $8.1 million related to the State Line Tack acquisition and was recorded in the first fiscal quarter ended April 28, 1996. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with the reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million).

During the first fiscal quarter ended May 4, 1997, the Company recorded merger and business integration charges related to the Pet City acquisition of $9.6 million before income taxes. This charge included costs associated with the reformatting, refixturing and remerchandising of the acquired stores to the format consistent with that of a PETsMART superstore, including changing the tradename ($8.6 million), and other costs of integration ($1.0 million). The Company anticipates that approximately $5.1 million of similar business integration costs associated with the Pet City merger will be recognized when incurred during the second quarter of fiscal 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PURCHASING AND DISTRIBUTION, COMPETITION, and RISK FACTORS, in the Company's Annual Report on Form 10-K for the year ended February 2, 1997.

GENERAL

At May 4, 1997, PETsMART operated 347 superstores in North America and 63 stores in the United Kingdom. Net sales grew 24.8% for the thirteen weeks ended May 4, 1997 compared to the same period of 1996, due principally to the opening of new superstores and comparable store sales increases of 7.0% for the North American superstores and 6.1% for the United Kingdom superstores. The Company believes that comparable store sales increases have been largely due to increased customer traffic and to improvements in its merchandising and marketing activities. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets and the out-of-stock inventory conditions that existed at May 4, 1997, the Company anticipates that its rate of comparable store sales growth may be lower in future periods than previously reported. The Company also expects that future increases in net sales and net income, if any, will be dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with State Line Tack and Pet City will be successful or that there will be no material adverse effects on the financial results of the Company from the efforts to integrate the above acquisitions.

As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase as a percentage of sales in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the anticipated level of new superstore openings will also contribute to lower store operating margins. The Company anticipates opening at least 47 superstores over the remainder of fiscal 1997, including approximately 25 stores worldwide in the second fiscal quarter, and 15 stores in the United Kingdom. The Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter.

The Company's business also is subject to some seasonal fluctuation. Historically, the Company has realized a higher portion of its net sales during the month of December and a lower portion of its net sales during the summer months. PETsMART's superstores typically draw from a large retail area and can therefore be impacted by adverse weather and travel conditions. Sales of certain of the Company's products and services designed to address seasonal flea and tick problems have been and may continue to be negatively impacted by the introduction of new alternative treatments, as well as by weather conditions that are not favorable to the development of fleas and ticks.

On January 30, 1996, PETsMART completed the acquisition of State Line Tack, Inc., the leading worldwide catalog operator specializing in discount brand name tack, riding apparel and equine supplies. The Company is currently completing the integration of the State Line Tack administrative and fulfillment operations into its Rochester, New York facility. Although State Line Tack was accretive to earnings in fiscal 1996, there can be no assurance that State Line Tack can maintain its profitability.

On December 18, 1996, the Company completed its acquisition of all of the outstanding equity interests of Pet City Holdings, plc, the largest pet industry specialty retailer in the United Kingdom. As of May 4, 1997, the Company was in the process of integrating the Pet City stores into the PETsMART format, including changing the tradename, modifying the merchandise mix and implementing PETsMART's operating and marketing philosophies. Although PETsMART does not expect the results of Pet City to be dilutive to fiscal 1997 operating results, there can be no assurance that Pet City can achieve its anticipated profitability.

The discussion below relates to the results of operations of PETsMART reflecting the mergers with Petstuff, Sporting Dog, Pet Food Giant, State Line Tack and Pet City as if they had taken place from the inception of PETsMART. All of these acquisitions have been accounted for as poolings of interests.


RESULTS OF OPERATIONS

FIRST QUARTER 1997 COMPARED TO FIRST QUARTER 1996

Net sales increased 24.8% to $412.7 million for the thirteen weeks ended May 4, 1997 ("first quarter 1997") from $330.8 million for the thirteen weeks ended April 28, 1996,("first quarter 1996"). First quarter 1997 sales were adversely affected by certain unsuccessful advertising activities early in the period, softness in the Company's flea and tick business toward the end of the quarter, a change in customers' preferred treatment of fleas and ticks, as well as certain lost sales resulting from out-of-stock conditions as a consequence of a greater than anticipated reduction in inventory levels. The Company anticipates because of the change in the customers' preferred flea and tick treatment, that certain of the negative sales impacts while continue through second quarter 1997. Comparable North American store sales increased 7.0% in first quarter 1997, and comparable United Kingdom store sales increased 6.1%. The Company opened 29 new superstores in North America, seven in the United Kingdom and relocated two superstores in the thirteen weeks ended May 4, 1997. The Company had 410 superstores in operation worldwide at the end of first quarter 1997 compared to 322 superstores open at the end of first quarter 1996, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.6% for first quarter 1997 as compared to 27.8% for first quarter 1996, primarily as a result of greater than anticipated reduction in inventory levels, which caused loss of sales because of out-of-stock conditions and reduced vendor moneys due to reduced purchasing activities, and the impact of certain administrative and distribution costs being expensed currently rather than being included in inventory under the Company's UNICAP method of accounting.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 18.7% for first quarter 1997 from 20.7% for first quarter 1996. This decrease as a percentage of net sales was due to improved expense management and operating leverage, particularly in the Company's United Kingdom operations as compared to the prior year.

Store preopening expenses as a percentage of net sales remained constant at 0.8% of net sales for first quarter 1997 compared to 0.8% for first quarter 1996. The average preopening expenses for the 29 North American PETsMART-format superstores opened in first quarter 1997 decreased to $93,000 from $108,000 for the 23 PETsMART-format superstores opened during first quarter 1996. This decrease is the result of management efforts to improve efficiency in shortening the time required to open new superstores.

General and administrative expenses decreased as a percentage of sales to 2.3% for first quarter 1997 from 2.9% for first quarter 1996. This decrease was the result of an ongoing focus on expense management.

Merger and business integration charges of $9.6 million ($6.5 million after its related income tax benefit or $0.06 per share) related to the Pet City acquisition were incurred in first quarter 1997. This charge included business integration and store conversion costs, including costs associated with changing the United Kingdom tradename to PETsMART. Additionally, the Company anticipates an additional charge of approximately $5.1 million in the second quarter of fiscal 1997. These charges are consistent with the Company's previous estimates.

The Company generated operating income of $2.3 million for the first quarter 1997 compared to $3.1 million in the first quarter 1996. Excluding the merger and business integration charges recorded in both years, operating income increased $0.7 million to $11.9 million for first quarter 1997 from $11.2 million for first quarter 1996. Excluding the merger and business integration charges, operating income as a percentage of sales decreased to 2.9% for first quarter 1997 from 3.4% for first quarter 1996.

Interest income decreased to $0.1 million for first quarter 1997 from $0.4 million for first quarter 1996 principally due to the decrease in average cash balances in first quarter 1997 compared to first quarter 1996. Interest expense increased to $2.7 million for first quarter 1997 from $1.9 million for first quarter 1996 principally due to higher average borrowings during the first quarter 1997.

Income tax expense was $0.4 million for first quarter 1997 compared to $1.2 million for first quarter 1996. Included in the first quarter 1996 tax provision is a charge for the nondeductibility of certain items included in the State Line Tack merger and business integration charge. Excluding the effect of permanent differences within the merger and business integration charges, the Company's effective income tax rate for first quarter 1997 was 38.5% compared to 38% for first quarter 1996. This increase is primarily due to increased state income taxes.

As a result of the foregoing, the Company reported a net loss of $0.7 million (or $0.01 per share) for first quarter 1997 compared to net income of $0.4 million (or $0.00 per share) for first quarter 1996. Excluding the first quarter 1997 and first quarter 1996 merger and business integration charges and the related tax benefits, net income for first quarter 1997, on a comparable basis, was $5.7 million (or $0.05 per share), as compared to net income of $6.0 million (or $0.05 per share) for first quarter 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through the sale of equity securities, raising an aggregate of approximately $377 million since the Company's inception, as well as from cash flow from operations. Additional sources of financing include real and personal property leases, bank lines of credit and vendor terms on inventory purchases.

At May 4, 1997, total assets were $677.4 million, of which $400.4 million were current assets. Cash and cash equivalents were $48.6 million. The principal use of operating cash is the purchase of merchandise inventories. This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

Cash used in operations was $1.9 million for the thirteen weeks ended May 4, 1997, compared to cash used in operations of $28.9 million for the same period of the prior year. Approximately $6.0 million of the net cash used in operations during the thirteen weeks ended May 4, 1997 related to the timing of inventory purchases and payments during the first quarter 1997 for inventory balances required for the stores opened in first quarter 1997. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 43.1% at May 4, 1997, compared to 46.1% at February 2, 1997. Inventory balances were approximately $274.4 million at May 4, 1997, and $300.9 million at February 2, 1997. Average store inventory, which excludes catalog distribution center inventories, decreased 13.7% to $612,000 per store at May 4, 1997, from approximately $709,000 at February 2, 1997, due to management's efforts to improve inventory turns. This reduction was in excess of management's plans and caused lost sales due to out-of-stock conditions in certain categories and locations. Management currently anticipates that inventory balances, in the aggregate, will increase moderately over the remainder of fiscal 1997.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $6.6 million for the thirteen weeks ended May 4, 1997.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility and proceeds from the exercise of employee stock options, was $16.8 million for the thirteen weeks ended May 4, 1997.

During first quarter 1997, the Company amended its revolving bank credit arrangement to provide for a $125 million arrangement that expires April 30, 2000. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.625%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The Company expects to meet all existing covenants in its credit agreement for the remainder of fiscal 1997. At May 4, 1997, $41.0 million was outstanding under the credit facility.

The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

The Company's primary long-term capital requirement is for opening new superstores. All of the Company's superstores are leased facilities. The Company currently expects to open at least 47 additional superstores in the remainder of fiscal 1997, including five stores in Canada and 15 stores in the United Kingdom. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least 47 additional superstores by the end of fiscal 1997, between $31.9 million and $58.3 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1997, of which approximately $17.0 million to $26.0 million will be financed through equipment leases.
The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore. The Company intends to reposition approximately 30 of its smaller former Petstuff and PETZAZZ units to larger stores in the same geographical areas. The Company intends to reposition 5 to 6 stores over the remainder of fiscal 1997, 15 to 20 stores in fiscal 1998, and 5 to 10 stores in fiscal 1999. The cost of relocating units will be expensed as incurred, with no unusual write-offs currently anticipated.

The United States federal minimum wage is scheduled for a mandatory increase during fiscal 1997. The Company does not believe this increase will have a material adverse effect on its store operating expenses or results of operations for the next twelve months.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

PETsMART is not party to any legal proceedings other than various claims and lawsuits arising in the normal course of business which, in the opinion of PETsMART's management, are not individually or collectively material to its business.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 10.13 Third Amended and Restated Credit Agreement Among PETsMART, Inc., Certain Lenders, and NationsBank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997.
          Exhibit 11.1 Statement of Computation of Common and Common Equivalent Shares and Earnings Per Share.

(b) Reports on Form 8-K

     During the thirteen weeks ended May 4, 1997, the Company filed the following report on Form 8-K:

     I. Report on Form 8-K/A dated December 18, 1996, and filed on or about February 14, 1997, amending an earlier Report on Form 8-K announcing the acquisition of all of the outstanding equity interests of Pet City Holdings, plc, a public limited company incorporated in England and Wales, pursuant to a Merger Agreement dated October 24, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 11, 1997.

                                         PETSMART, INC.
                                          (Registrant)

/s/  Susan C. Schnabel                  /s/  Kenneth A. Conway
     -----------------------------           -----------------------------
     Susan C. Schnabel                       Kenneth A. Conway
     Senior Vice President and               Vice President and
     Chief Financial Officer                 Controller
     (Principal Financial Officer)           (Principal Accounting Officer)

                                PETSMART, INC.

                                EXHIBIT INDEX

Exhibit
Number         Description
--------       -----------


10.13          Third Amended and Restated Credit Agreement
               Among PETsMART, Inc., Certain Lenders, and
               NationsBank of Texas, N.A. as Administrative
               Lender, Dated as of April 18, 1997.

11.1           Statement of Computation of Common and Common
               Equivalent Shares and Earnings Per Share.