Form 10-Q
period 1997-08-03
PETSMART INC
filed 1997-09-16
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 AUGUST 3, 1997

                                       OR

( )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
     FROM __________ TO ___________


Commission file number: 0-21888

                                 PETsMART, INC.
             (Exact name of registrant as specified in its charter)

           DELAWARE                                      94-3024325
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                             19601 NORTH 27TH AVENUE
                               PHOENIX, AZ  85027
          (Address of principal executive offices, including Zip Code)

                                 (602) 580-6100
              (Registrant's telephone number, including area code)

                      10000 NORTH 31ST AVENUE, SUITE C-100
                                PHOENIX, AZ 85051
              (Former name, former address and former fiscal year,
                          if changed since last report)


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

COMMON STOCK, $.0001 PAR VALUE, 115,199,609 SHARES AT SEPTEMBER 3, 1997

                                 PETsMART, INC.

                                      INDEX

                                                                            Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    August 3, 1997 and February 2, 1997                        3

                    Consolidated Statements of Operations
                    for the thirteen and twenty-six weeks ended
                    August 3, 1997 and July 28, 1996                           4

                    Consolidated Statements of Cash Flows
                    for the twenty-six weeks ended
                    August 3, 1997 and July 28, 1996                           5

                    Notes to Consolidated Financial Statements                 6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                                 9


Part II.  Other Information

          Item 1.   Legal Proceedings                                         18

          Item 4.   Submission of Matters to a Vote of
                    Security Holders                                          19

          Item 6.   Exhibits and Reports on Form 8-K                          19

Signatures                                                                    20

Exhibit Index                                                                 21

                         PETsMART, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                                        August 3,          February 2,
ASSETS                                                                    1997                1997
                                                                     --------------     -----------------
Cash and cash equivalents                                             $   34,511          $   39,868
Receivables                                                               55,832              43,664
Merchandise inventories                                                  284,980             300,892
Prepaid expenses and other current assets                                 37,096              24,860
                                                                      ----------          ----------
   Total current assets                                                  412,419             409,284

Property and equipment, net                                              206,900             219,263
Other assets                                                              73,167              61,263
                                                                      ----------          ----------

   Total assets                                                       $  692,486          $  689,810
                                                                      ----------          ----------
                                                                      ----------          ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                 $   81,000          $   25,000
Accounts payable                                                         112,179             138,913
Accrued payroll and employee benefits                                     14,459              14,192
Accrued occupancy expense                                                 11,069               6,306
Accrued merger and business restructuring costs                           44,322              21,584
Other accrued expenses                                                    12,271              35,962
Current maturities of capital leases                                       8,693               9,145
                                                                      ----------          ----------

   Total current liabilities                                             283,993             251,102

Capital lease obligations                                                 59,216              62,535
Deferred rents                                                            14,413              13,412
Other liabilities                                                          1,836               1,716
                                                                      ----------          ----------

   Total liabilities                                                     359,458             328,765
                                                                      ----------          ----------

Stockholders' equity:
  Preferred stock; $0.0001 par value; 10,000 shares authorized;
    none outstanding                                                        -                   -
  Common stock; $.0001 par value; 250,000 shares authorized,
    115,163 and 113,958 shares issued and outstanding                         11                  11
  Additional paid-in capital                                             381,662             373,764
  Cumulative foreign currency translation adjustments                      1,515                 966
  Accumulated deficit                                                    (50,160)            (13,696)
                                                                      ----------          ----------

   Total stockholders' equity                                            333,028             361,045
                                                                      ----------          ----------

   Total liabilities and stockholders' equity                         $  692,486          $  689,810
                                                                      ----------          ----------
                                                                      ----------          ----------

         The accompanying notes are an integral part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                For the 13 weeks ended        For the 26 weeks ended
                                               August 3,       July 28,      August 3,       July 28,
                                                 1997            1996          1997            1996
                                             ------------   ------------   ------------    -----------
Net sales                                     $ 425,860      $ 345,044      $ 838,514      $ 675,827
Cost of sales                                   329,413        245,477        640,386        484,427
                                              ---------      ---------      ---------      ---------

  Gross profit                                   96,447         99,567        198,128        191,400

Store operating expenses                         87,257         66,745        164,396        135,254
Store preopening expenses                         2,827          3,016          6,009          5,511
General and administrative
  expense                                        15,082         11,545         24,501         21,207
Merger and restructuring costs                   44,891         12,300         54,522         20,364
                                              ---------      ---------      ---------      ---------

  Operating income (loss)                       (53,610)         5,961        (51,300)         9,064

Interest income                                      63            339            113            754
Interest expense                                 (3,404)        (2,357)        (6,116)        (4,218)
                                              ---------      ---------      ---------      ---------

  Income (loss) before income
   taxes                                        (56,951)         3,943        (57,303)         5,600

Income tax expense (benefit)                    (21,235)         1,779        (20,841)         3,027
                                              ---------      ---------      ---------      ---------

  Net income (loss)                           $ (35,716)     $   2,164      $ (36,462)     $   2,573
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------

Income (loss) per common share
  and common share equivalent                 $   (0.31)     $    0.02      $   (0.32)     $    0.02
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------
Weighted average number of
  common and common equivalent
   shares outstanding                           114,758        117,538        114,475        116,672
                                              ---------      ---------      ---------      ---------
                                              ---------      ---------      ---------      ---------


         The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES

--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (Unaudited)

                                                                           For the 26 Weeks Ended
                                                                        August 3,           July 28,
                                                                          1997                1996
                                                                        ---------           --------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                   $ (36,462)          $   2,573
   Adjustments to reconcile net income (loss) to net cash
   from (used in) operating activities:
     Adjustment to conform fiscal year of Pet City                          -                  1,250
     Depreciation and amortization                                        16,579              12,540
     Loss on disposal of property and equipment                              124                 240
   Changes in assets and liabilities:
     Receivables                                                          (6,898)             (6,717)
     Merchandise inventories                                              15,912             (20,276)
     Prepaid expenses and other current assets                           (12,236)             (9,548)
     Other assets                                                        (14,012)               (703)
     Accounts payable                                                    (26,734)             (9,763)
     Accrued payroll and employee benefits                                   267              (2,723)
     Accrued occupancy expense                                             4,763               1,686
     Accrued merger and restructuring costs                               32,196              12,300
     Other accrued expenses                                              (21,585)             (9,899)
     Deferred rents                                                        1,001                 536
     Other liabilities                                                       120              (1,119)
                                                                       ---------           ---------

   Net cash from (used in) operating activities                          (46,965)            (29,623)
                                                                       ---------           ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of leaseholds, fixtures and equipment                       (17,888)            (23,058)
   Purchases of property held for sale and leaseback                        -                 (8,470)
   Proceeds from sale of property held for sale and leaseback                171              11,421
                                                                       ---------           ---------

   Net cash from (used in) investing activities                          (17,717)            (20,107)
                                                                       ---------           ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                              6,398              11,739
   Borrowings from bank credit facility                                   95,100              99,400
   Repayment of bank credit facility                                     (39,100)            (82,123)
   Tax benefit resulting from exercise of stock options                    1,500               6,174
   Payment on capital lease obligations                                   (5,122)             (5,163)
                                                                       ---------           ---------

   Net cash from (used in) financing activities                           58,776              30,027
                                                                       ---------           ---------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                                  549                -
                                                                       ---------           ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          (5,357)            (19,703)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                          39,868              88,303
                                                                       ---------           ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $  34,511           $  68,600
                                                                       ---------           ---------
                                                                       ---------           ---------

         The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED AUGUST 3, 1997 AND JULY 28, 1996

--------------------------------------------------------------------------------

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

     Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and twenty-six weeks ended August 3, 1997 and July 28, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 2, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 28, 1997.


NOTE 2 - PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of PETsMART and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Financial data for all periods presented reflect the retroactive effects of the January 1996 merger with State Line Tack, Inc. ("State Line Tack"), and the December 1996 merger with Pet City Holdings plc ("Pet City"), both of which have been accounted for as poolings of interest. The consolidated financial statements have been prepared by combining the historical financial statements of PETsMART with the historical financial statements of the acquired entities.

     Of the above transactions, only Pet City required any material adjustments to retained earnings in order to conform with PETsMART's fiscal year end, as all prior historical financial statements of State Line Tack were for fiscal years ended within 93 days of the Company's fiscal year end. The Pet City transaction was accounted for by combining the historical financial statements of PETsMART for each of the two years in the period ended February 2, 1997 with the historical financial statements of Pet City Holdings for the 53 week period ended February 2, 1997 and the 52 week period ended July 27, 1996, respectively. An adjustment of $1.3 million was required to the retained earnings of PETsMART during the 53 week period ended February 2, 1997 in order to conform the fiscal year end of Pet City to PETsMART's fiscal year. No material adjustments were necessary in either of the above transactions to conform the accounting practices of the companies, nor, for periods preceding the mergers, were there any intercompany transactions which required elimination from the combined consolidated results.


NOTE 3 - STOCK SPLITS

     On July 19, 1996, the Company effected a 2-for-1 split of its common stock in the form of a stock dividend to stockholders of record on July 8, 1996. All share and per share data has been restated to reflect the stock splits effected in the form of a stock dividend.

                         PETsMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED AUGUST 3, 1997 AND JULY 28, 1996

--------------------------------------------------------------------------------

NOTE 4 - BUSINESS COMBINATIONS:

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

     In connection with the above transactions, the Company recorded merger and business integration charges of $28.4 million in fiscal 1996, of which $8.1 million related to the State Line Tack acquisition and was recorded in the first fiscal quarter ended April 28, 1996 and of which $20.3 million related to Pet City and was recorded in the fourth fiscal quarter ended February 2, 1997. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with the reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million).

     Also during the thirteen weeks ended July 28, 1996 ("second quarter 1996"), the Company recorded merger and integration charges of $12.3 million, principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and, therefore, never opened. The Company estimated lease settlement costs associated with the closed stores, and the leases related to the unopened locations, would require $10.8 million of additional expenditures. The remaining $1.5 million of the additional charge was primarily related to Petstuff store conversion costs.

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

     During the thirteen weeks ended August 3, 1997 ("second quarter 1997"), the Company recorded $1.1 million before income taxes of merger and business integration charges related to the Pet City acquisition. This charge included costs associated with reformatting, refixturing and remerchandising the acquired stores to the format consistent with that of a PETsMART superstore, and other costs of integration. Further merger and integration charges related to the Pet City transaction, if any, will be recorded in the period incurred and are not expected to exceed the Company's original total estimate for second fiscal quarter of 1997 of $5.1 million. The Company also recorded approximately $3.0 million of merger and integration charges during second quarter 1997 as a result of certain additional real estate costs incurred in connection with certain of its previous acquisitions.

                         PETsMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN WEEKS AND TWENTY SIX WEEKS ENDED AUGUST 3, 1997 AND JULY 28, 1996

--------------------------------------------------------------------------------

NOTE 5 - MERGER AND RESTRUCTURING COSTS:

     In second quarter 1997, the Company incurred charges of $61.0 million ($38.2 million after its related income tax benefit, or $0.33 per share) to cover the costs of closing 9 underperforming stores and relocating 24 stores previously identified as candidates for closure over the next two years, the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures, as well as provisions for the closure of excess facilities, and other charges, including merger and integration charges of $4.1 million as a result of its December 1996 merger with Pet City and additional costs resulting from the Company's prior mergers (See Note 4). Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during second quarter 1997. Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses for the period.

     The activity within the accrued merger and restructuring costs liability account is summarized below (in thousands):

                                                    Balance at       Additional        Payments/       Balance at
                                                   Feb. 2, 1997       Expenses     Asset Write-offs   Aug. 3, 1997
                                                   ------------      ----------    ----------------   ------------
     Professional fees                               $   938          $   948         $ (1,379)         $   507
     Accrued severance                                 1,287            1,083           (1,287)           1,083
     Lease termination & real estate costs             8,329           42,646          (11,687)          39,288

     Accrued business integration costs                7,950           11,718          (17,969)           1,699
     Store conversion costs                            3,080           14,277          (15,612)           1,745
                                                     -------          -------         --------          -------
                                                     $21,584          $70,672         $(47,934)         $44,322
                                                     -------          -------         --------          -------
                                                     -------          -------         --------          -------

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

GENERAL

At August 3, 1997, PETsMART operated 373 superstores in North America and 67 stores in the United Kingdom. Net sales grew 23.4% for the thirteen weeks ended August 3, 1997 compared to the same period of 1996, due principally to the opening of new superstores and comparable store sales increases of 4% for the North American superstores and 7% for the United Kingdom superstores.
The Company believes that comparable store sales increases have been largely due to increased customer traffic. In view of the increasing maturity of its superstore base, as well as the opening of additional superstores in existing markets and single-store markets, the Company anticipates that its rate of comparable store sales growth may continue to be lower in future periods than historically reported. The Company also expects that future increases in net sales and net income, if any, will be dependent on the opening and profitability of new superstores. There can be no assurance that the Company will be able to achieve its planned expansion on a timely and profitable basis or that the combined operations and recent mergers with State Line Tack and Pet City will be successful or that there will be no material adverse effects on the financial results of the Company from the efforts to integrate the above acquisitions.

As a result of its expansion plans, the Company anticipates certain costs, such as preopening expenses and occupancy, may increase in the near term. In addition, the timing of new superstore openings and related preopening expenses and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. Since new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the anticipated level of new superstore openings will also contribute to lower store operating margins. The Company anticipates opening at least 28 superstores over the remainder of fiscal 1997, including 14 stores in the United Kingdom and approximately 21 stores worldwide in the third fiscal quarter. The Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that quarter.

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

On January 30, 1996, PETsMART completed the acquisition of State Line Tack, Inc., the leading worldwide catalog operator specializing in discount brand name tack, riding apparel and equine supplies. The Company has recently completed the integration of the State Line Tack administrative and fulfillment operations into its Rochester, New York facility. Although State Line Tack was accretive to earnings in fiscal 1996, there can be no assurance that State Line Tack can maintain its profitability.

On December 18, 1996, the Company completed its acquisition of all of the outstanding equity interests of Pet City Holdings, plc, the largest pet industry specialty retailer in the United Kingdom. The Company has substantially completed the process of integrating the Pet City stores into the PETsMART format, including changing the tradename, modifying the merchandise mix and implementing PETsMART's operating and marketing philosophies.

RESULTS OF OPERATIONS

GENERAL

Over the past three years, the Company has acquired several businesses to complement and expand the Company's geographical presence, store locations and business, all of which have been accounted for under the pooling of interests method. Additionally, during second quarter 1997, the Company initiated a restructuring of certain aspects of its operations and, as a consequence, the Company recorded charges during the thirteen weeks ended August 3, 1997 ("second quarter 1997") totaling $61.0 million. Such charges consist of $44.9 million, before income taxes, of merger and restructuring charges related to the closure and relocation of certain stores, the elimination of certain departments within all stores, and additional costs associated with the Company's previous mergers, and $16.1 million, before income taxes, of other charges. Approximately $9.4 million of these other charges have been recorded in the second quarter 1997 Statement of Operations as a component of cost of goods sold, $3.3 million has been recorded as a component of store operating expenses, and $3.4 million has been included in general and administrative expenses.

Due to the cash inflows from the liquidation of inventory and the related tax benefits associated with the discontinued concepts and the closed stores, the Company estimates an approximate $12.0 million to $13.0 million positive net cash flow from the restructuring activities over the next two years.

The $44.9 million of merger and restructuring charges includes approximately $30.0 million related to the closure and relocation of 33 underperforming stores. Nine stores will be permanently closed, and the remaining 24 stores will be closed and replaced with new stores in the same general trade area. The charges comprise the net present value of amounts anticipated to be incurred in connection with the settlement of the leases for the closed stores and the write-off of related Company-owned store fixtures and leasehold improvements.

Approximately $8.5 million of the $44.9 million of restructuring charges relates to the discontinuance of the Discovery Center department within all stores and includes the costs associated with disposal of fixtures and equipment related to this department.

Also included in the $44.9 million of restructuring charges is a total of approximately $4.1 million related to the Company's previous acquisitions.
As a result of its acquisition of Pet City in December 1996, the Company recorded merger and integration charges of $1.1 million during second quarter 1997 primarily related to reformatting, refixturing, and remerchandising the acquired stores to the format consistent with that of a PETsMART superstore, and other costs of integration. This amount is consistent with previous Company estimates. Further merger and integration charges related to the Pet City transaction will be recorded in the period incurred and are not expected to exceed the Company's original total estimate for second quarter 1997 of $5.1 million. The Company also recorded approximately $3.0 million of merger and integration charges during second quarter 1997 as a result of additional real estate costs incurred in connection with certain of its previous acquisitions.

The remaining $2.3 million of the $44.9 million merger and restructuring charges includes approximately $1.0 million of costs associated with the Company's decision to complete the consolidation of the Ennis, Texas distribution center into the Company's new Phoenix, Arizona facility and approximately $1.3 million representing the write-off of the Company's investments in certain long-term assets which were impaired as a result of the Company's decision to exit certain store departments.

The $9.4 million of other charges reflected as a component of cost of goods sold includes the writedown of the Discovery Center inventory from cost to net realizable value in connection with the discontinuance of that department, as well as the writedown of certain non-Discovery Center inventory from cost to net realizable value as a result of the decision to exit other product categories. The Company anticipates that all such discontinued inventory will be sold by the end of fiscal 1997.

The $3.3 million of other charges reflected as a component of store operating expenses and the $3.4 million of one-time charges reflected as general and administrative expenses consist primarily of charges related to certain costs of several litigation matters, expenses related to the preliminary stages of a consulting project for new management information systems, as well as charges related to other miscellaneous matters.

The following discussion of results of operations for the thirteen and twenty-six week periods ended August 3, 1997 and July 28, 1996 excludes the effect of the merger and restructuring charges and other charges discussed above for all periods presented.

SECOND QUARTER 1997 COMPARED TO SECOND QUARTER 1996

Net sales increased 23.4% to $425.9 million for the thirteen weeks ended August 3, 1997 from $345.0 million for the thirteen weeks ended July 28, 1996("second quarter 1996"). Second quarter 1997 sales were adversely affected by continued softness in sales, as well as by the operational difficulties which arose late in first quarter 1997 related to inventory levels and ineffective advertising. The Company anticipates that certain of the negative sales impacts will continue through third quarter 1997, since the Company competes with back to school spending and other seasonal consumer buying patterns, as well as potential sales disruptions due to the Company's efforts to retrofit and remerchandise the discontinued Discovery Center department in all stores. Comparable North American store sales increased 4% in second quarter 1997, and comparable United Kingdom store sales increased 7%. The Company opened 28 new superstores in North America, four in the United Kingdom and relocated two superstores in the thirteen weeks ended August 3, 1997. The Company had 440 superstores in operation worldwide at the end of second quarter 1997 compared to 342 superstores open at the end of second quarter 1996, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.9% for second quarter 1997 as compared to 28.9% for second quarter 1996, primarily as a result of higher occupancy costs in newer locations, increased warehouse and distribution costs, and lower than anticipated vendor moneys due to reduced purchasing activities.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.7% for second quarter 1997 from 19.3% for second quarter 1996. This increase as a percentage of net sales was due to increased store labor costs and increased advertising expenditures.

Store preopening expenses as a percentage of net sales decreased to 0.7% of net sales for second quarter 1997 compared to 0.9% for second quarter 1996, primarily as a result of the higher preopening costs associated with the five large-box format stores opened in San Diego in 1996. The Company opened 28 North American stores and four United Kingdom stores during the period, as compared to 20 stores during the same period last year. Average preopening costs for second quarter 1997 remained consistent with prior periods at approximately $100,000 per store.

General and administrative expenses decreased as a percentage of sales to 2.7% for second quarter 1997 from 3.3% for second quarter 1996.

This decrease was the result of an ongoing focus on expense management in both the North American and United Kingdom retail operations.

The Company generated operating income of $7.4 million for the second quarter 1997 compared to $18.3 million in the second quarter 1996. Operating income as a percentage of sales decreased to 1.7% for second quarter 1997 from 5.3% for second quarter 1996.

Interest income decreased to $0.1 million for second quarter 1997 from $0.3 million for second quarter 1996 principally due to the decrease in average cash balances in second quarter 1997 compared to second quarter 1996. Interest expense increased to $3.4 million for second quarter 1997 from $2.4 million for second quarter 1996 principally due to higher average borrowings during the second quarter 1997.

The Company's income tax provision for both second quarter 1997 and second quarter 1996 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded in both years. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% and 38% for the first half of 1997 and 1996, respectively.

Excluding the second quarter 1997 and second quarter 1996 merger and restructuring charges and other charges, and the related tax benefits, net income for second quarter 1997, on a comparable basis, was $2.5 million (or $0.02 per share), as compared to net income of $10.1 million (or $0.09 per share) for second quarter 1996. Including the effect of the restructuring and other charges recorded in both years, the Company reported a net loss of $35.7 million (or $0.31 per share) for second quarter 1997 compared to net income of $2.2 million (or $0.02 per share) for second quarter 1996.

TWENTY-SIX WEEKS ENDED AUGUST 3, 1997 COMPARED TO TWENTY-SIX WEEKS ENDED JULY 28, 1996

Net sales increased 24.1% to $838.5 million for the twenty-six weeks ended August 3, 1997 from $675.8 million for the twenty-six weeks ended July 28, 1996. Comparable North American store sales increased 5.1% in the first half of 1997, and comparable United Kingdom store sales increased 6.2%. During the period, the Company opened 68 new superstores and closed four relocated stores. The Company had 440 superstores in operation at August 3, 1997 compared to 342 superstores open at July 28, 1996, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.8% for 1997 year to date as compared to 28.3% for the same period of 1996. The decrease is primarily a result of higher occupancy costs in newer locations, increased warehouse and distribution costs, and lower than anticipated vendor moneys due to reduced purchasing activities.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 19.2% for the period from 20.0% for the first half of last year. This decrease is the result of improved expense leverage in the United Kingdom stores.

Store preopening expenses as a percentage of net sales decreased to 0.7% for 1997 compared to 0.8% for 1996, primarily as a result of the higher preopening costs associated with the five large-box format stores opened in San Diego in 1996. The Company opened 57 North American stores and eleven United Kingdom stores during the period, as compared to 46 stores during the same period last year. Average preopening costs for first half 1997 remained consistent with prior periods at approximately $100,000 per store.

General and administrative expenses decreased as a percentage of sales to 2.5% for the year to date 1997 from 3.1% for the comparable period of 1996. These expenses reflected continued expense management in both North American and United Kingdom operations.

The Company's operating income decreased to $19.4 million for the twenty-six weeks ended August 3, 1997 from $29.4 million for the comparable period of 1996. Operating income as a percentage of sales decreased to 2.3% for 1997 from 4.4% for 1996.

Interest income decreased to $0.1 million for 1997 from $0.8 for 1996 principally due to the decrease in average cash balances in 1997 compared to 1996. Interest expense increased to $6.1 million for 1997 from $4.2 million for 1996 principally due to higher average borrowings during the twenty-six weeks ended August 3, 1997.

The Company's income tax provision for both 1997 and 1996 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded in both years. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% and 38% for the first half of 1997 and 1996, respectively.

Excluding the merger and restructuring charges and other charges, and the related tax benefits, net income for the 1997 period, on a comparable basis, decreased to $8.2 million (or $0.07 per share), a $7.9 million decrease from the first half of fiscal 1996. Including the effect of the restructuring and other charges recorded in both years, the Company reported a net loss of $36.5 million (or $0.32 per share) for the twenty-six weeks ended August 3, 1997 compared to net income of $2.6 million (or $0.02 per share) for the 1996 comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through the sale of equity securities, raising an aggregate of approximately $382 million since the Company's inception, as well as from cash flow from operations. Additional sources of financing include real and personal property leases, bank lines of credit and vendor terms on inventory purchases.

At August 3, 1997, total assets were $692.5 million, of which $412.4 million were current assets. Cash and cash equivalents were $34.5 million. The principal use of operating cash is the purchase of merchandise inventories. This usage is reduced by vendor credit terms that allow the Company to finance a portion of its inventory purchases. Since PETsMART's sales are on a cash and carry basis, cash flow generated from operating superstores provides a source of liquidity to the Company.

Cash used in operations was $47.0 million for the twenty-six weeks ended August 3, 1997, compared to cash used in operations of $29.6 million for the same period of the prior year. Approximately $11.0 million of the net cash used in operations during the twenty-six weeks ended August 3, 1997 related to the timing of inventory purchases and payments during the second quarter 1997 for inventory balances required for the stores opened in second quarter 1997. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g. accounts payable divided by merchandise inventory), decreased to 39.4% at August 3, 1997, compared to 46.1% at February 2, 1997. Inventory balances were approximately $285.0 million at August 3, 1997, and $300.9 million at February 2, 1997. Average North American store inventory, which excludes catalog distribution center inventories, decreased 16% to $673,000 per store at August 3, 1997, from approximately $800,000 at February 2, 1997, due to management's efforts to improve inventory turns. The initial reduction during first quarter 1997 was in excess of management's plans and the Company believes sales were lost due to out-of-stock conditions in certain categories and locations. Management currently anticipates that inventory balances, in the aggregate, will increase moderately over the remainder of fiscal 1997.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $17.7 million for the twenty-six weeks ended August 3, 1997.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's bank credit facility and proceeds from the exercise of employee stock options, was $58.8 million for the twenty-six weeks ended August 3, 1997.

During second quarter 1997, the Company amended certain covenants, interest rates, and definitions within its $125 million revolving bank credit arrangement that expires April 30, 2000. Borrowings under the credit facility are unsecured and bear interest, at PETsMART's option, at either the bank's prime rate or LIBOR plus 0.875%. The credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The Company expects to meet all existing covenants in its credit agreement for the remainder of fiscal 1997. At August 3, 1997, $81.0 million was outstanding under the credit facility.

The Company also has several lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems.

The Company's primary long-term capital requirement is for opening new superstores, as well as funding for its planned management information system upgrade and annual inventory buildup in anticipation of the holiday season. All of the Company's superstores are leased facilities. The Company currently expects to open at least 28 additional superstores in the remainder of fiscal 1997, including five stores in Canada and 14 stores in the United Kingdom. The Company estimates that its net cash requirements to open each superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory will range from $680,000 to $1,240,000. This amount will include from $50,000 to $600,000 for leasehold improvements, depending upon whether the superstore site is a build-to-suit or a rehabilitated unit. Based upon the Company's current plan to open at least 28 additional superstores by the end of fiscal 1997, between $19.0 million and $34.7 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1997, of which approximately $9.0 million to $18.0 million will be financed through equipment leases. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

The Company does not believe the recent increase in the United States federal minimum wage will have a material adverse effect on its store operating expenses or results of operations for the next twelve months.

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

The Company's expansion and store openings are dependent on adequate sources of capital for store site acquisition, building construction, fixturing and inventory, the training and retention of skilled managers and personnel, and other factors, some of which may be beyond the Company's control. As a result, there can be no assurance that the Company will be able to achieve its targets for opening new superstores. To the extent the Company is unable to obtain satisfactory financing for new store growth, the Company's ability to open new superstores, and profitably operate its current superstores, will be negatively impacted. There can be no assurance that the Company will continue to be able to finance its operations and planned management information systems upgrade without additional financing or other arrangements, or that such financing will be available to the Company at an acceptable cost. However, the Company believes that its current cash balances, together with funds available from bank facilities, equipment lease arrangements and from operations will be adequate to meet its anticipated working capital and capital expenditure requirements, excluding extraordinary expenditures related to the management information system upgrade, for at least the next twelve months. The Company can manage the cash requirements for the planned management information system upgrade based upon operational cash needs. Additionally, numerous factors, such as future acquisition opportunities or a change in expansion plans, may cause the Company to change its current plans and seek additional funds. The Company is continually evaluating financing possibilities, and it may seek to raise additional funds through a debt or equity financing if it believes it would be in the best interests of the Company and its stockholders to do so.

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

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders (Annual Meeting) was held on June 20, 1997. At the Annual Meeting, the stockholders of the registrant (i) elected each of the persons listed below to serve as a director of the Registrant until the 2000 Annual Meeting of Stockholders or until his or her successor is elected; (ii) approved the amendment of the Company's 1996 Non-Employee Directors' Stock Option Plan, as amended, to increase the number of shares of Common Stock covered thereunder from 492,570 to 700,000; and
(iii) ratified the selection of Price Waterhouse LLP as the Registrant's Independent Accountants for the fiscal year ending February 1, 1998.

The registrant had 114,608,616 shares of Common Stock outstanding as of May 1, 1997, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 97,614,246 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS


Director
--------

Samuel J. Parker              Votes in Favor                96,856,971
                              Withhold Authority               657,275

Philip L. Francis             Votes in Favor                96,937,411
                              Withhold Authority               676,835

Donna R. Ecton                Votes in Favor                96,634,161
                              Withhold Authority               980,085

Walter J. Salmon              Votes in Favor                96,917,462
                              Withhold Authority               676,374


PROPOSAL 2 - APPROVAL OF AMENDMENT OF
1996 NON-EMPLOYEE DIRECTORS'STOCK OPTION PLAN


Votes in Favor           76,231,880
Votes Against            21,158,176
Abstentions                 224,190

PROPOSAL 3 - RATIFICATION OF SELECTION OF
INDEPENDENT ACCOUNTANTS

Votes in Favor           97,379,421
Votes Against               160,720
Abstentions                  54,105


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 10.14  First Amendment, Dated as of August
                         6, 1997, to the Third Amended and
                         Restated Credit Agreement, Among
                         PETsMART, Inc., Certain Lenders, and
                         NationsBank of Texas, N.A. as
                         Administrative Lender, Dated as of April 18,
                         1997.

          Exhibit 11.1 Statement of Computation of Common and Common Equivalent Shares and Earnings Per Share.

(b) Reports on Form 8-K

     During the thirteen weeks ended August 3, 1997, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 16, 1997.

                                         PETsMART, INC.
                                          (Registrant)


/s/  Susan C. Schnabel                  /s/  Kenneth A. Conway
     -----------------                       -----------------
     Susan C. Schnabel                       Kenneth A. Conway
     Senior Vice President and               Vice President and
     Chief Financial Officer                 Controller
     (Principal Financial Officer)           (Principal Accounting
                                             Officer)

                                 PETsMART, INC.

                                  EXHIBIT INDEX



Exhibit
Number         Description
-------        -----------

10.14 First Amendment, Dated as of August 6, 1997, to the Third Amended and Restated Credit Agreement, Among PETsMART, Inc., Certain Lenders, and NationsBank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997.

11.1           Computation of Per Share Earnings.