Form 10-Q
period 1997-11-02
PETSMART INC
filed 1997-12-16
CIK 863157

                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C. 20549

                              FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                            NOVEMBER 2, 1997

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD
    FROM __________ TO ___________


Commission file number: 0-21888

                             PETSMART, INC.
       (Exact name of registrant as specified in its charter)

           DELAWARE                               94-3024325
(State or other jurisdiction of                  (IRS Employer
incorporation or organization)                 Identification No.)

                        19601 NORTH 27TH AVENUE
                          PHOENIX, AZ  85027
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

COMMON STOCK, $.0001 PAR VALUE, 115,395,794 SHARES AT DECEMBER 4, 1997

                                 PETSMART, INC.

                                      INDEX

                                                                            Page

Part I.   Financial Information

          Item 1.   Financial Statements

                    Consolidated Balance Sheets at
                    November 2, 1997 and February 2, 1997                     3

                    Consolidated Statements of Operations
                    for the thirteen and thirty-nine weeks ended
                    November 2, 1997 and October 27, 1996                     4

                    Consolidated Statements of Cash Flows
                    for the thirty-nine weeks ended
                    November 2, 1997 and October 27, 1996                     5

                    Notes to Consolidated Financial Statements                6


          Item 2.   Management's Discussion and Analysis
                    of Financial Condition and Results of
                    Operations                                               10


Part II.  Other Information

          Item 1.   Legal Proceedings                                        18

          Item 2.   Changes in Securities                                    18

          Item 6.   Exhibits and Reports on Form 8-K                         21

Signatures                                                                   22
Exhibit Index                                                                23

PART I -- FINANCIAL INFORMATION

Item 1.  Financial Statements


                        PETSMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                          CONSOLIDATED BALANCE SHEETS
                     (In thousands, except per share data)
                                 (Unaudited)

                                                                     November 2,    February 2,
ASSETS                                                                  1997           1997
                                                                        ----           ----
Cash and cash equivalents                                             $  42,353      $  39,868
Receivables                                                              55,754         43,664
Merchandise inventories                                                 322,988        300,892
Prepaid expenses and other current assets                                36,685         24,860
                                                                     ----------     ----------

   Total current assets                                                 457,780        409,284

Property held for sale and leaseback                                      2,286              -
Property and equipment, net                                             209,365        219,263
Other assets                                                             74,264         61,263
                                                                     ----------     ----------

   Total assets                                                      $  743,695     $  689,810
                                                                     ----------     ----------

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                 $  98,000      $  25,000
Accounts payable                                                        145,943        138,913
Accrued payroll and employee benefits                                    14,595         14,192
Accrued occupancy expense                                                12,703          6,306
Accrued merger and business restructuring costs                          35,115         21,584
Other accrued expenses                                                   17,260         35,962
Current maturities of capital leases                                      8,434          9,145
                                                                     ----------     ----------

   Total current liabilities                                            332,050        251,102

Capital lease obligations                                                58,027         62,535
Deferred rents                                                           16,221         13,412
Other liabilities                                                         1,877          1,716
                                                                     ----------     ----------

   Total liabilities                                                    408,175        328,765
                                                                     ----------     ----------

Stockholders' equity:
   Preferred stock; $0.0001 par value; 10,000 shares authorized;
     none outstanding                                                         -              -
   Common stock; $.0001 par value; 250,000 shares authorized,
     115,294 and 113,958 shares issued and outstanding                       11             11
   Additional paid-in capital                                           382,417        373,764
   Cumulative foreign currency translation adjustments                    3,070            966
   Accumulated deficit                                                  (49,978)       (13,696)
                                                                     ----------     ----------

     Total stockholders' equity                                         335,520        361,045
                                                                     ----------     ----------

     Total liabilities and stockholders' equity                      $  743,695     $  689,810
                                                                     ----------     ----------


                The accompanying notes are an integral part of these
                         unaudited financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                   (Unaudited)

                                                  For the 13 weeks ended        For the 39 weeks ended
                                                 November 2,   October 27,     November 2,   October 27,
                                                   1997           1996           1997            1996
                                                   ----           ----           ----            ----
Net sales                                        $  441,456     $  367,826   $  1,279,970   $  1,043,653
Cost of sales                                       337,378        266,068        977,764        750,495
                                                 ----------     ----------   ------------   ------------

   Gross profit                                     104,078        101,758        302,206        293,158

Store operating expenses                             85,955         68,462        250,351        203,715
Store preopening expenses                             1,916          2,277          7,925          7,788
General and administrative
 expenses                                            10,844         11,277         35,345         32,484
Merger and restructuring costs                        1,466              -         55,988         20,364
                                                 ----------     ----------   ------------   ------------

   Operating income (loss)                            3,897         19,742        (47,403)        28,807

Interest income                                          69            153            182            906
Interest expense                                     (3,492)        (2,625)        (9,608)        (6,844)
                                                 ----------     ----------   ------------   ------------

   Income (loss) before income
    taxes                                               474         17,270        (56,829)        22,869

Income tax expense (benefit)                            294          6,837        (20,547)         9,863
                                                 ----------     ----------   ------------   ------------

   Net income (loss)                                 $  180      $  10,433     $  (36,282)     $  13,006
                                                 ----------     ----------   ------------   ------------

Net income (loss) per common share
 and common share equivalent                        $  0.00        $  0.09       $  (0.32)       $  0.11
                                                 ----------     ----------   ------------   ------------

Weighted average number of
 common and common equivalent
  shares outstanding                                115,853        118,943        114,642        117,429
                                                 ----------     ----------   ------------   ------------

                The accompanying notes are an integral part of these
                         unaudited financial statements.

                        PETSMART, INC. AND SUBSIDIARIES
______________________________________________________________________________

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (In thousands)
                               (Unaudited)

                                                                       For the 39 Weeks Ended
                                                                      November 2,   October 27,
                                                                         1997          1996
                                                                         ----          ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income (loss)                                                 $  (36,282)     $  13,006
   Adjustments to reconcile net income (loss) to net cash
   from (used in) operating activities:
     Adjustment to conform fiscal year of Pet City                            -          1,218
     Depreciation and amortization                                       25,296         20,365
     Loss on disposal of property and equipment                             417            250
   Changes in assets and liabilities:
     Receivables                                                         (8,750)       (16,465)
     Merchandise inventories                                            (22,096)       (60,603)
     Prepaid expenses and other current assets                          (11,825)        (9,369)
     Other assets                                                       (15,557)          (539)
     Accounts payable                                                     7,030         18,253
     Accrued payroll and employee benefits                                  403         (3,235)
     Accrued occupancy expense                                            6,397            201
     Accrued merger and restructuring costs                              23,286          7,455
     Other accrued expenses                                             (16,596)          (194)
     Deferred rents                                                       2,809            803
     Other liabilities                                                      161           (882)
                                                                      ---------      ---------

   Net cash from (used in) operating activities                         (45,307)       (29,736)
                                                                      ---------      ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of leaseholds, fixtures and equipment                      (25,653)       (30,446)
   Purchases of property held for sale and leaseback                     (2,286)       (18,527)
   Proceeds from sale of property held for sale and leaseback                 -         25,277
                                                                      ---------      ---------

   Net cash from (used in) investing activities                         (27,939)       (23,696)
                                                                      ---------      ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                             7,113         12,472
   Borrowings from bank credit facility                                 117,100        110,400
   Repayment of bank credit facility                                    (44,100)      (104,088)
   Tax benefit resulting from exercise of stock options                   1,540          8,171
   Payment on capital lease obligations                                  (8,026)        (7,593)
                                                                      ---------      ---------

   Net cash from (used in) financing activities                          73,627         19,362
                                                                      ---------      ---------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                               2,104            527
                                                                      ---------      ---------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          2,485        (33,543)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                         39,868         88,303
                                                                      ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  42,353      $  54,760
                                                                      ---------      ---------

                The accompanying notes are an integral part of these
                         unaudited financial statements.

                PETSMART, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN
     WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997 AND
                       OCTOBER 27, 1996

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

    Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and thirty-nine weeks ended November 2, 1997 and October 27, 1996 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 2, 1997, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 28, 1997.


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

                PETSMART, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN
     WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997 AND
                       OCTOBER 27, 1996

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

    In connection with the above transactions, the Company recorded merger and business integration charges of $28.4 million, before income taxes, in fiscal 1996, of which $8.1 million related to the State Line Tack acquisition and was recorded in the first fiscal quarter ended April 28, 1996 and $20.3 million related to the Pet City acquisition and was recorded in the fourth fiscal quarter ended February 2, 1997. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with the reformatting, refixturing and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million).

    During the second fiscal quarter ended July 28, 1996, the Company also recorded merger and integration charges of $12.3 million, before income taxes, principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and, therefore, never opened. The Company estimated lease settlement costs associated with the closed stores, and the leases related to the unopened locations, would require $10.8 million of additional expenditures. The remaining $1.5 million of the additional charge was primarily related to Petstuff store conversion costs.

    During the first fiscal quarter ended May 4, 1997, the Company recorded merger and business integration charges related to the Pet City acquisition of $9.6 million before income taxes. These charges included costs associated with the reformatting, refixturing and remerchandising of the acquired stores to the format consistent with that of a PETsMART superstore, including changing the tradename ($8.6 million), and other costs of integration ($1.0 million).

    During the second fiscal quarter ended August 3, 1997 and during the third fiscal quarter ended November 2, 1997, the Company recorded $1.1 million and $1.5 million, respectively, before income taxes, of merger and business integration charges related to the Pet City acquisition. These charges included costs associated with reformatting, refixturing and remerchandising the acquired stores to the format consistent with that of a PETsMART superstore, and other costs of integration. Further merger and integration charges related to the Pet City transaction, if any, will be recorded in the period incurred and are not expected to exceed the Company's original total estimate of $5.1 million for fiscal 1997. The Company also recorded approximately $3.0 million of merger and integration charges during the second fiscal quarter of 1997 as a result of additional real estate costs incurred in connection with certain of its previous acquisitions.

                PETSMART, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN
     WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997 AND
                       OCTOBER 27, 1996

NOTE 5 - MERGER AND RESTRUCTURING COSTS:

    In the second fiscal quarter of 1997, the Company incurred charges of $61.0 million ($38.2 million after its related income tax benefit, or $0.33 per share) to cover (i) the costs of closing nine underperforming stores and relocating 24 stores previously identified as candidates for closure over the next two years, (ii) the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures, (iii) provisions for the closure of excess facilities, and
    (iv) other charges, including merger and integration charges of $4.1 million as a result of the Pet City acquisition and additional costs resulting from the Company's prior acquisitions (See Note 4).
    Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during the quarter. Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses for the period.

    The activity within the accrued merger and restructuring costs liability account is summarized below (in thousands):

                                        Balance at     Additional       Payments/      Balance at
                                       Feb. 2, 1997     Expenses    Asset Write-offs  Nov. 2, 1997
                                       ------------   -----------   ----------------  ------------
Professional fees                          $938           $990        $(1,928)        $  -
Accrued severance                         1,287          1,083         (2,370)           -
Lease termination & real estate costs     8,329         42,988        (16,202)         35,115

Accrued business integration costs        7,950         12,348        (20,298)           -
Store conversion costs                    3,080         14,729        (17,809)           -
                                       --------       --------      ---------         -------
                                        $21,584        $72,138       $(58,607)        $35,115
                                       --------       --------      ---------         -------

                PETSMART, INC. AND SUBSIDIARIES

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN
     WEEKS AND THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997 AND
                       OCTOBER 27, 1996

NOTE 6 - SUBSEQUENT EVENT:

    In November 1997, the Company sold $200 million aggregate principal amount of 6 3/4% Convertible Subordinated Notes due 2004 (the "Notes"). The Notes are convertible into shares of the Company's common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions, and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000.

    The following as adjusted balance sheet reflects the November 1997 sale of the Notes and the application of the net proceeds therefrom as if the sale had occurred on November 2, 1997.


                                                          November 2, 1997
                                                     --------------------------
                                                      Actual       As Adjusted
                                                     ----------    -----------
                                                           (in thousands)

Cash and cash equivalents                            $  42,353     $  137,603
Other current assets                                   415,427        415,427
                                                     ----------    -----------
  Total current assets                                 457,780        553,030

Other assets                                           285,915        292,665
                                                     ----------    -----------
  Total assets                                       $ 743,695     $  845,695
                                                     ----------    -----------

Notes payable to bank                                $  98,000     $     -
Other current liabilities                              234,050        234,050
                                                     ----------    -----------
  Total current liabilities                            332,050        234,050

6 3/4% Convertible Subordinated
  Notes due 2004                                             -        200,000
Other liabilities                                       76,125         76,125
                                                     ----------    -----------
  Total liabilities                                    408,175        510,175

Stockholders' equity                                   335,520        335,520
                                                     ----------    -----------
    Total liabilities and stockholders' equity       $ 743,695     $  845,695
                                                     ----------    -----------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the section entitled RISK FACTORS in the Company's Registration Statement on Form S-3, File No. 333-41111, filed with the Securities and Exchange Commission on November 26, 1997.

OVERVIEW

PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At November 2, 1997, PETsMART operated 458 superstores, consisting of 371 superstores in the United States, 77 superstores in the United Kingdom and 10 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of The Weisheimer Companies,d/b/a PETZAZZ in March 1994, Petstuff, Inc. in June 1995, The Pet Food Giant, Inc. in September 1995, and Pet City Holdings plc ("Pet City") in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog Specialties, Inc. ("Sporting Dog") in May 1995 and State Line Tack, Inc. in January 1996. All of these transactions were accounted for as poolings of interest.

The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of new and existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company anticipates that its comparable store sales increases may be less in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the anticipated level of new superstore openings will also contribute to lower store operating margins. The Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

RECENT DEVELOPMENTS

For the first half of fiscal 1997, the Company reported disappointing operating results due to a combination of reduced inventory levels, which led to out-of-stock conditions in certain key categories, and lost sales momentum as a result of a departure from the Company's historically more effective advertising programs. In June 1997, the Company's Chairman, Samuel J. Parker, resumed his role as Chief Executive Officer. Since Mr. Parker resumed his operating role, the Company has moved to implement a series of "Back to Basics" initiatives intended to refocus the Company and improve its financial performance.

In connection with the implementation of these initiatives and other considerations, PETsMART recorded restructuring expenses and a charge for merger and business integrations costs aggregating $61.0 million before tax benefits ($38.2 million or $0.33 per share after tax benefits) in the second quarter of fiscal 1997, of which approximately $40.0 million represented a cash charge. These charges consisted of $44.9 million in restructuring expenses related to the closure and relocation of certain stores, the elimination of certain departments within PETsMART superstores, and additional costs associated with certain of the Company's prior acquisitions, and $16.1 million of other one-time charges which were recorded as components of cost of goods sold, store operating expenses and general and administrative expenses. In the first quarter and third quarter of fiscal 1997, the Company had also recorded charges of $9.6 million and $1.5 million, respectively, for merger and business integration costs, resulting in total charges for merger and business integration costs of $56.0 million for the thirty-nine weeks ended November 2, 1997. See Note 4 to the unaudited consolidated financial statements for the thirty-nine weeks ended November 2, 1997.

As a result of the acquisition of Pet City, the Company recorded charges for merger and business integration costs of $1.5 million during the third quarter of fiscal 1997, $1.1 million during the second quarter of fiscal 1997, and $9.6 million during the first quarter of fiscal 1997, primarily related to reformatting, refixturing, and remerchandising the acquired stores to the PETsMART superstore format and other costs of integration. Consistent with its original estimate, the Company expects to recognize additional charges for merger and business integration costs of up to $2.5 million in the fourth quarter of fiscal 1997 relating to the acquisition of Pet City.

The following discussion of results of operations for the thirteen and thirty-nine week periods ended November 2, 1997 and October 27, 1996 excludes the effects of the restructuring, merger and business interation costs discussed above in "Recent Developments."

THIRD QUARTER 1997 COMPARED TO THIRD QUARTER 1996

Net sales increased 20.0% to $441.5 million for the thirteen weeks ended November 2, 1997 ("third quarter 1997") from $367.8 million for the thirteen weeks ended October 27, 1996. Third quarter 1997 sales were adversely affected by continued softness in sales, as well as by the operational difficulties which arose in the first half of 1997 related to inventory levels and ineffective advertising. Comparable North American store sales increased 4.5% in third quarter 1997, and comparable United Kingdom store sales increased 5.4%. During the quarter, the Company opened 13 new superstores, relocated 2 superstores and closed 5 superstores in North America, and opened 10 superstores in the United Kingdom. The Company had 458 superstores in operation at the end of third quarter 1997 compared to 360 superstores open at the end of third quarter 1996, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 23.6% for third quarter 1997 as compared to 27.7% for third quarter 1996, primarily as a result of higher occupancy costs in newer locations, increased warehouse and distribution costs, and the effects of certain vendor cost increases and lower than anticipated vendor monies resulting from decreased purchasing activities.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.5% for third quarter 1997 from 18.6% for third quarter 1996. This increase as a percentage of net sales was due to planned increased store labor costs to improve customer service and increased advertising expenditures.

Store preopening expenses as a percentage of net sales decreased to 0.4% of net sales for third quarter 1997 compared to 0.6% for third quarter 1996, primarily as a result of the higher preopening costs associated with the Canadian stores opened in 1996. The Company opened 23 North American stores and 10 United Kingdom stores during the period, as compared to 13 stores during the same period last year. Average preopening costs for third quarter 1997 approximated $85,000 per store.

General and administrative expenses decreased as a percentage of sales to 2.5% for third quarter 1997 from 3.1% for third quarter 1996. This decrease was the result of an ongoing focus on expense management in both the North American and United Kingdom retail operations.

The Company generated operating income of $5.4 million for third quarter 1997 compared to $19.7 million for third quarter 1996. Operating income as a percentage of sales decreased to 1.2% for third quarter 1997 from 5.4% for third quarter 1996, primarily as a result of the decrease in gross margin described above.

Interest income decreased to $0.1 million for third quarter 1997 from $0.2 million for third quarter 1996 principally due to the decrease in average cash balances in third quarter 1997 compared to last year. Interest expense increased to $3.4 million for third quarter 1997 from $2.6 million for third quarter 1996 principally due to higher average borrowings during third quarter 1997.

The Company's income tax provision for third quarter 1997 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded in 1997. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% and 38% for third quarter 1997 and third quarter 1996, respectively.

Excluding the third quarter 1997 merger and restructuring charges, and the related tax benefits, net income for third quarter 1997 was $1.2 million (or $0.01 per share), as compared to net income of $10.4 million (or $0.09 per share) for third quarter 1996. Including the effect of the merger and restructuring charges recorded in third quarter 1997, the Company reported net income of $0.2 million (or $0.00 per share) for third quarter 1997 compared to net income of $10.4 million (or $0.09 per share) for third quarter 1996.

THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 27, 1996

Net sales increased 22.6% to $1.28 billion for the thirty-nine weeks ended November 2, 1997 from $1.04 billion for the thirty-nine weeks ended October 27, 1996. Comparable North American store sales increased 5.4% in the period, and comparable United Kingdom store sales increased 5.6%. During the period, the Company opened 69 new superstores and closed 8 relocated stores in North America and opened 22 stores and closed 1 relocated store in the United Kingdom. The Company had 458 superstores in operation at November 2, 1997 compared to 360 superstores open at October 27, 1996, after giving effect to its recent mergers.

Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.3% for 1997 year to date as compared to 28.1% for the same period in 1996. The decrease is primarily a result of higher occupancy costs in newer locations, increased warehouse and distribution costs, and the effects of certain vendor cost increases and lower than anticipated vendor monies resulting from decreased purchasing activities.

Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 19.3% for the period from 19.5% for the first thirty-nine weeks of last year. This decrease is the result of improved expense leverage in the United Kingdom stores.

Store preopening expenses as a percentage of net sales decreased to 0.6% for the period compared to 0.7% for the same period in 1996, primarily as a result of the higher preopening costs associated with the five super-regional format stores opened in San Diego and the eight Canadian stores opened in 1996. The Company opened 69 North American stores and 22 United Kingdom stores during the period, as compared to 52 stores during the same period last year. Average preopening costs for 1997 approximated $100,000 per store.

General and administrative expenses decreased as a percentage of sales to 2.8% for year to date 1997 from 3.1% for the comparable period of 1996. This decrease was the result of management's focus on expense management in both North American and United Kingdom operations.

The Company's operating income decreased to $24.7 million for the thirty-nine weeks ended November 2, 1997 from $49.2 million for the comparable period in 1996. Operating income as a percentage of sales decreased to 1.9% for the 1997 period from 4.7% for the same period of 1996, primarily as a result of the decrease in gross margin described above.

Interest income decreased to $0.2 million for year to date 1997 from $0.9 for the same period of 1996 principally due to the decrease in average cash balances in 1997 compared to 1996. Interest expense increased to $9.6 million for year to date 1997 from $6.8 million for the same period of 1996 principally due to higher average borrowings during the thirty-nine weeks ended November 2, 1997.

The Company's income tax provision for both 1997 and 1996 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded in both years. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% and 38% for 1997 and 1996, respectively.

Excluding the merger and restructuring charges and other charges, and the related tax benefits, net income for the 1997 period, decreased to $9.4 million (or $0.08 per share), compared to $26.8 million (or $0.23 per share) for the first thirty-nine weeks of fiscal 1996. Including the effect of the restructuring and other charges recorded in both years, the Company reported a net loss of $36.3 million (or $0.32 per share) for the thirty-nine weeks ended November 2, 1997 compared to net income of $13.0 million (or $0.11 per share) for the 1996 comparable period.

LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity securities, lease financing and borrowings under the Credit Facility. Additional sources of financing include vendor terms on inventory purchases.

At November 2, 1997, total assets were $743.7 million, of which $457.8 million were current assets. Cash and cash equivalents were $42.4 million.

Cash used in operations was $45.3 million for the thirty-nine weeks ended November 2, 1997, compared to cash used in operations of $29.7 million for the same period of the prior year. Approximately $15.1 million of the net cash used in operations during the thirty-nine weeks ended November 2, 1997 related to the timing of inventory purchases on account and payment of those accounts during the year to date. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), decreased to 45.2% at November 2, 1997, compared to 46.7% at February 2, 1997. Inventory balances were approximately $323.0 million at November 2, 1997, and $300.9 million at February 2, 1997. Average North American store inventory, which excludes the inventory of PETsMART Direct, decreased 8% to $736,000 per store at November 2, 1997, from approximately $800,000 at February 2, 1997, due to management's efforts to improve inventory turns. The inventory reduction during first quarter 1997 was in excess of management's plans and the Company believes sales were lost due to out-of-stock conditions in certain categories and locations. Management currently anticipates that inventory balances, in the aggregate, will remain stable over the remainder of fiscal 1997.

Cash used in operations was offset by $23.2 million by the recording in second quarter 1997 of the non-cash portion of the accrued merger and restructuring costs. Future cash uses for restructuring costs will be partially offset by cash inflows from the liquidation of inventory and the related tax benefits associated with the discontinuation of certain departments within all superstores and the closing of certain superstores.

The Company estimates an approximate $12.0 million to $13.0 million aggregate positive net cash flow from the restructuring activities over the next two years.

The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems. The Company has also used cash to purchase properties for sale and leaseback. Net cash used in investing activities was $27.9 million for the thirty-nine weeks ended November 2, 1997.

Net cash flow from financing activities, primarily borrowings and repayments under the Company's Credit Facility and proceeds from the exercise of employee stock options, was $73.6 million for the thirty-nine weeks ended November 2, 1997.

The Company's primary long-term capital requirement is for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs, corporate investment including costs associated with the development and implementation of the Company's new information system and for working capital.

All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $600,000. This amount will include an average of approximately $50,000 for leasehold improvements (an average of approximately $200,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $450,000 for inventory, net of accounts payable. Approximately $400,000 is required for store fixtures and equipment, which is typically fully funded through lease financing.

Based upon the Company's current plan to open approximately 2 additional North American superstores and 18 United Kingdom superstores in the fourth quarter of fiscal 1997, approximately $14.8 million will be needed to finance these new superstores, prior to related lease financing proceeds of approximately $8.5 million, a portion of which may not be received until fiscal 1998.

PETsMART is in the initial phases of developing and implementing an integrated worldwide information system which will feature a common set of applications. The new system will require significant financing, a portion of which will be provided by proceeds from the offering. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system may be financed through lease transactions, although there can be no assurance that the actual costs for the new system will not exceed current estimates. There can be no assurance that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system, or to complete the new system on a timely basis, could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented, by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

The Company expects that capital expenditures, net of construction allowances, during the fourth quarter of fiscal 1997 and during fiscal 1998 will be approximately $15.0 million and $65.0 million, respectively, primarily to fund the opening of 77 superstores in North America and 38 superstores in the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

In November 1997, $200.0 million of 6 3/4% Convertible Subordinated Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" (as defined in Rule 144A of the Securities Act) in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. The net proceeds to PETsMART from the sale of the Notes were approximately $193.25 million.

In connection with the Note offering, the Company amended certain covenants, interest rates, fees, and definitions in the Credit Facility, which expires in April 2000. The Credit Facility, as amended, provides for revolving borrowings in a maximum amount of up to $125.0 million, but not to exceed, together with amounts outstanding under the Construction Facility (as defined) and outstanding letters of credit, 50% of the Company's working capital (as defined therein). The Construction Facility provides for borrowings of up to $60.0 million. The Credit Facility contains certain restrictive covenants relating to net worth, leverage and debt to equity ratios, capital expenditures and minimum fixed charge coverage. At November 2, 1997, $98.0 million was outstanding under the Credit Facility. These amounts have subsequently been substantially repaid in full.

The Company incurred additional indebtedness as a result of the Note offering. On an adjusted basis, after giving effect to the Note offering and application of the net proceeds therefrom, the Company would have had approximately $266.5 million of indebtedness outstanding at November 2, 1997 as compared to historical indebtedness outstanding of $164.5 million.

Management believes that proceeds from the Note offering, together with cash flow from operations, borrowing capacity under the Credit Facility, and available lease financing will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and to make planned capital expenditures and scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

SEASONALITY AND INFLATION

The Company's business is subject to some seasonal fluctuation and it typically realizes a higher portion of its net sales and operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs, such as flea and tick problems, have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART's superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which will be effective for the Company's fiscal year ending January 31, 1999. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will be required to report net income
(loss) and foreign currency translation adjustments as the components of comprehensive income. The Company has not yet completed its analysis of how it will comply with this pronouncement.

In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for fiscal years beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company has not yet completed its analysis of how it will comply with this pronouncement.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings. However, a former Pet City affiliate has retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business. On September 30, 1997, shortly after the receipt of the allegations by PETsMART, Richard Northcott, the former Chairman of Pet City, resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. Nevertheless, there can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

ITEM 2.  CHANGES IN SECURITIES

On November 4, 1997, the Company sold $175,000,000 aggregate principal amount of 6 3/4% Convertible Subordinated Notes due 2004 (the "Notes"), of which $174,250,000 aggregate principal amount (the "Rule 144A Notes") were sold in reliance upon Rule 144A under the Securities Act of 1933, as amended (the "Act"). The remaining $750,000 was sold pursuant to Regulation S as disclosed in the Company's Current Report on Form 8-K dated October 27, 1997 and filed on or about November 13, 1997. On November 13, 1997, the Company sold an additional $25,000,000 of Rule 144A Notes. The Notes were sold initially to Donaldson, Lufkin & Jenrette Securities Corporation and NationsBanc Montgomery Securities, Inc. (the "Initial Purchasers"). The Initial Purchasers received a discount of 3.0% of the principal amount of Rule 144A Notes purchased, or $5,977,500. Net proceeds to the Company for the Rule 144A Notes, before deducting offering expenses, were $193,272,500.

The offering of the Rule 144A Notes was made in reliance on Rule 144A promulgated under the Act, based on the fact that the securities were offered or sold in the United States only to qualified institutional buyers (as defined in Rule 144A) and the Notes were not, at the time of issuance, of the same class as securities listed on a national securities exchange, as "securities of the same class" is defined for purposes of Rule 144A.

The initial conversion price of $8.75 per share (equivalent to a conversion rate of approximately 114.2857 shares per $1,000 principal amount of Notes), is subject to adjustment in certain events, including: (i) the issuance of Common Stock as a dividend or distribution on the Common Stock; (ii) the subdivision, combination or reclassification of the outstanding Common Stock; (iii) the issuance to all holders of Common Stock of rights or warrants to purchase Common Stock at a price per share less than the current market price per share (determined as set forth in the Indenture dated as of November 7, 1997 between the Company and Norwest Bank of Minnesota, N.A., as Trustee (the "Indenture"));
(iv) the distribution of shares of capital stock of the Company (other than Common Stock), evidences of indebtedness or other assets (excluding dividends payable exclusively in cash) to all holders of Common Stock; (v) the issuance of Common Stock for a price per share less than the current market price per share (determined as set forth in the Indenture) on the date the Company fixes the offering price of such additional shares (other than issuances of Common Stock under certain employee benefit plans of the Company and certain other issuances described in the Indenture and other than issuances of shares in connection with any acquisition by the Company with an aggregate purchase price of $15 million or less); (iv) the distribution, by dividend or otherwise, of cash (excluding any cash portion of a distribution resulting in an adjustment pursuant to clause
(iv) above)to all holders of common Stock in an aggregate amount that, combined together with (A) all other distributions of cash that did not trigger a conversion price adjustment to all holders of Common Stock within the 12 months preceding the date fixed for determining the shareholders entitled to such distribution plus (B) any cash and the fair market value of consideration that did not trigger a conversion price adjustment payable in respect of any tender offer by the Company or any of its subsidiaries for Common Stock (as described in clause (vii) below) consummated within the 12 months preceding the date fixed for determining the shareholders entitled to such distribution, exceeds 15% of the product of the current market price per share (determined as set forth in the Indenture) on the date fixed for the determination of shareholders entitled to receive such distribution multiplied by the number of shares of Common Stock outstanding on such date; and (vii) the completion of a tender offer made by the Company or any of its subsidiaries for Common Stock involving an aggregate consideration that, together with (A) any cash and the fair market value of any consideration that did not trigger a conversion price adjustment paid or payable in respect of any previous tender offer by the Company or any of its subsidiaries for Common stock consummated within the 12 months preceding the consummation of such tender offer plus (B) the aggregate amount of any distribution of cash that did not trigger a conversion price adjustment (as described in clause (vi) above) to all holders of Common Stock within the 12 months preceding the consummation of such tender offer, exceeds 15% of the current market price per share (determined as set forth in the Indenture)immediately prior to the expiration of such offer times the number of shares of Common Stock outstanding at the expiration of such offer. In the event of a distribution of all or substantially all holders of Common Stock of rights to subscribe for additional shares of the Company's capital stock (other than those referred to in clause (iii) above), the Company may, instead of making an adjustment in the conversion price, make proper provisions so that each holder of a Note who converts such Notes after the record date for such distribution and prior to the expiration or redemption of such rights shall be entitled to receive upon such conversion, in addition to shares of Common Stock, an appropriate number of such rights. No adjustment of the conversion price will be made until cumulative adjustments amount to one percent of more of the conversion price as last adjusted.

The Company, from time to time and to the extent permitted by law, may reduce the conversion price by any amount for any period of at least 20 business days, in which case the Company shall give at least 15 days notice of such reduction, if the Board of Directors of the Company has made a determination that such reduction would be in the best interests of the Company, which determination shall be conclusive. The Company may, at its option, make such reductions in the conversion price, in addition to those set forth above, as the Board of Directors of the Company deems advisable to avoid or diminish any income tax to holders of Common Stock resulting from any dividend or distribution of stock (or rights to acquire stock) or from any event treated as such for United States federal income tax purposes.

In case of any consolidation or merger of the Company with or into any other corporation, or in the case of any consolidation or merger of another corporation into the Company in which the Company is the surviving corporation, involving in either case a reclassification, conversion, exchange or cancellation of shares of Common Stock, or any sale or transfer of all or substantially all of the assets of the Company, the Holder of each Note shall, after such consolidation, merger sale or transfer, have the right to convert such Note into the kind and amount of securities or other property, which may include cash, which such Holder would have been entitled to receive upon such consolidation, merger, sale or transfer if such Holder had held the Common Stock issuable upon conversion of such Note immediately prior to the effective date of such consolidation, merger, sale or transfer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

          Exhibit 10.15 Second Amendment, Dated as of October 29, 1997, to the Third Amended and Restated Credit Agreement, Among PETsMART, Inc., Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997. (1)

          Exhibit 11.1 Statement of Computation of Common and Common Equivalent Shares and Earnings Per Share.

          Exhibit 27.1   Financial Data Schedule - EDGAR only.

     (1) Incorporated by reference to identically-numbered exhibit to PETsMART's Registration Statement on Form S-3, File No. 333-41111, filed November 26, 1997.

(b) Reports on Form 8-K

     During the thirteen weeks ended November 2, 1997, the Company filed the following report on Form 8-K:

     - Report on Form 8-K dated August 4, 1997, and filed on August 21, 1997, announcing the adoption of a Share Purchase Rights Plan.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 16, 1997.

                                        PETSMART, INC.
                                        (Registrant)


/s/  C. Donald Dorsey                   /s/  Kenneth A. Conway
     ----------------                        -----------------
     C. Donald Dorsey                        Kenneth A. Conway
     Executive Vice President                Vice President and Controller
     (Principal Financial Officer)           (Principal Accounting Officer)

                                 PETSMART, INC.

                                  EXHIBIT INDEX



Exhibit
Number         Description
------         -----------

10.15 Second Amendment, Dated as of October 29, 1997, to the Third Amended and Restated Credit Agreement, Among PETsMART, Inc., Certain Lenders and NationsBank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997. (1)

11.1           Computation of Per Share Earnings.

27.1           Financial Data Schedule - EDGAR only.


(1) Incorporated by reference to identically-numbered exhibit to PETsMART's Registration Statement on Form S-3, File No. 333-41111, filed November 26, 1997.