Form 10-K
period 1998-02-01
PETSMART INC
filed 1998-04-06
CIK 863157

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)
   /X/    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED FEBRUARY 1, 1998

                                        OR

   / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM             TO

                         COMMISSION FILE NUMBER 0-21888

                            ------------------------

                                 PETSMART, INC.
             (Exact name of registrant as specified in its charter)

                    DELAWARE                               94-3024325
State or other jurisdiction of incorporation or (I.R.S. Employer Identification
                  organization                                No.)

            19601 NORTH 27TH AVENUE                          85027
    (Address of principal executive offices                (Zip Code)

       Registrant's telephone number, including area code: (602) 580-6100

        Securities registered pursuant to Section 12(b) of the Act: NONE

          Securities registered pursuant to Section 12(g) of the Act:
                         COMMON STOCK, $.0001 PAR VALUE

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. /X/ Yes / / No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Based on the closing sale price of $10.75 on March 27, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,222,589,362.

    On March 27, 1998 there were outstanding 115,646,012 shares of the Registrant's Common Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

    Registrant's Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held June 25, 1998.

                               TABLE OF CONTENTS

ITEM                                                                                                                PAGE
---------                                                                                                           -----
                                                           PART I

       1.  Business............................................................................................           3
       2.  Properties..........................................................................................          16
       3.  Legal Proceedings...................................................................................          17
       4.  Submission of Matters to a Vote of Security Holders.................................................          18

                                                          PART II

       5.  Market for the Registrant's Common Stock and Related Shareholder Matters............................          19
       6.  Selected Financial Data.............................................................................          19
       7.  Management's Discussion and Analysis of Financial Condition and Results of Operations...............          20
      7A.  Quantitative and Qualitative Disclosures About Market Risks.........................................          28
       8.  Financial Statements and Supplementary Data.........................................................          28
       9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................          29

                                                          PART III

      10.  Directors and Executive Officers of the Registrant..................................................          29
      11.  Executive Compensation..............................................................................          29
      12.  Security Ownership of Certain Beneficial Owners and Management......................................          29
      13.  Certain Relationships and Related Transactions......................................................          29

                                                          PART IV

      14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K....................................          29

                                     PART I

ITEM 1. BUSINESS

    The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors" and elsewhere in this Form 10-K.

GENERAL

    PETsMART, Inc. and its subsidiaries ("PETsMART" or "the Company") is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At February 1, 1998, the Company operated 468 superstores, consisting of 372 superstores in the United States, 84 superstores in the United Kingdom, and 12 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services. PETsMART's superstores utilize a hybrid retail-warehouse format that reinforces the image of warehouse shopping at discount prices, enhances merchandise presentation, and provides a fun shopping experience for customers and their pets.

THE PET FOOD AND PET SUPPLY INDUSTRY

    The pet food, supplies and services business, fueled by growth in pet populations and the trend toward better pet care, generated U.S. sales, of approximately $31 billion in 1996. According to recent estimates, approximately 58 million U.S. households, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet. There were an estimated 57 million dogs, 70 million cats and 11 million horses in the United States in 1996. Demand for pets is primarily influenced by family formation; most pets are owned by families with children between ages five and nineteen.

    Pet food, primarily dog and cat food, represents the largest volume category of pet-related products, with 1996 U.S. sales estimated at approximately $9 billion. The Company estimates that supermarket pet food brands, such as Purina, Alpo, Friskies and Kal Kan accounted for approximately 75% of U.S. pet food sales in 1996. In recent years, supermarkets' share of total pet food sales has steadily decreased as a result of increased competition from superstores, warehouse clubs, mass merchandisers and specialty pet stores as well as the growing proportion of pet food sales accounted for by premium foods. Premium pet foods brands such as Science Diet and IAMS, which offer higher levels of nutrition than non-premium brands, accounted for approximately 25% of total pet food sales in 1996. These premium pet foods currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers' restrictions but are sold primarily through superstores such as PETsMART, specialty pet stores, veterinarians and farm and feed stores.

    U.S. sales of pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control products, and aquatic supplies, were approximately $3.3 billion in 1996. Pet supplies are sold by many types of retailers, including supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses and veterinarians. The channels of distribution for pet supplies are highly fragmented, with superstores and discount stores estimated to account for over 50% of U.S. sales volume.

    The Company estimates that U.S. sales of equine food, tack, riding apparel and related supplies and equipment were approximately $8 billion in 1996.

    U.S. sales of pet services were estimated at approximately $11 billion in 1996. Major pet-related services include veterinary care, grooming, and obedience training. The Company considers the pet services industry also to be highly fragmented and significantly under-served; many pet owners do not regularly use pet services due to inconvenience, a lack of awareness or the cost of the services provided.

MERCHANDISE

    Merchandise, which represented approximately 93.5% of PETsMART's North American retail revenues in fiscal 1997, generally falls into three main categories:

    - PET FOOD, TREATS AND LITTER. PETsMART emphasizes premium dog and cat foods, which currently are not available in supermarkets, warehouse clubs or mass merchandisers, as well as quality national brands traditionally found in supermarkets and pet stores. PETsMART also offers a wide-selection of its own corporate brand food products including "Authority-Registered Trademark-" premium dog and cat food and treats, "Sophista Cat-Registered Trademark-" cat food and "Grreat Choice-Registered Trademark-" dog food. The sale of pet food, treats and litter comprised approximately 47.3% of PETsMART's North American retail revenues in fiscal 1997.

    - PET SUPPLIES. PETsMART's broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, animal carriers, dog houses, cat furniture and equestrian supplies. The Company also offers a complete line of supplies for fish, birds and small animals, including aquariums, filters, bird cages and small animal supplies. Corporate brand pet supplies include "Top
      Paw-Registered Trademark-", "Top Fin-Registered Trademark-" and "Top Wing-Registered Trademark-". PETsMART also has an equine department in certain superstores serving trade areas which have high rates of horse ownership. The sale of pet supplies comprised approximately 42.1% of PETsMART's North American retail revenues in fiscal 1997.

    - LIVESTOCK AND OTHER GOODS. PETsMART superstores feature fresh water tropical fish and, in certain superstores, domestically bred birds, reptiles and small animals. In addition, PETsMART actively supports the activities of local humane organizations through its in-store Luv-A-Pet pet adoption centers. Livestock and other non-pet supply goods comprised approximately 4.1% of the Company's North American retail revenues in fiscal 1997.

PET SERVICES

    Unlike its principal competitors, PETsMART offers a wide range of services for the pet owner. Services comprised approximately 6.5% of the Company's North American retail revenues in fiscal 1997. Approximately one-half of PETsMART's North American superstores include veterinary clinics. In most superstores, PETsMART also offers on-site grooming and obedience classes.

    Veterinary clinics operated in PETsMART stores generally offer routine examinations and vaccinations, dental care, pharmacy and most surgical procedures. The availability of comprehensive veterinary care further differentiates PETsMART and reflects the Company's overall commitment to animal care. The Company's prototype 2,000 square foot in-store clinic provides state-of-the-art operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. These clinics offer customers more sophisticated services than traditional veterinary competitors typically provide. In addition, many PETsMART stores without these in-store clinics offer routine vaccinations and wellness services. At February 1, 1998, veterinary clinics were operating within 213 PETsMART stores in North America. Of these, 102 were operated directly by PETsMART and 98 were leased to and operated by Medical Management International, Inc., a third party operator of veterinary clinics. An additional 13 clinics were leased to and operated by independent veterinarians.

THE PETSMART STRATEGY: BACK-TO-BASICS

    For the first half of fiscal 1997, the Company reported disappointing operating results due to a combination of reduced inventory levels, which led to out-of-stock conditions in certain key categories, and lost sales momentum as a result of a departure from the Company's historically more effective advertising programs. In June 1997, Samuel J. Parker, the Company's Chairman, resumed his former role as Chief Executive Officer of the Company and implemented a series of "Back to Basics" initiatives intended to refocus the Company and to improve financial performance. The "Back to Basics" initiatives consist of:

    - PROVIDING CUSTOMERS WITH VALUE THROUGH A FIRM COMMITMENT TO EVERYDAY LOW PRICING. PETsMART endeavors to be the low-price leader in each of the markets it serves for each product that it offers. The Company reinforces customers' expectations of savings by offering a "double-the-difference" price guarantee on all of its products. The Company regularly checks prices at competitors' stores to ensure that PETsMART's prices are competitive within each market.

    - MAINTAINING A BROAD PRODUCT ASSORTMENT. PETsMART's strategy is to offer the most complete assortment of pet-related products and services in the marketplace. PETsMART U.S. prototype superstores typically carry approximately 12,000 pet related items.

    - ENSURING A HIGH IN-STOCK POSITION ON KEY ITEMS WHILE IMPROVING INVENTORY TURNS. The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions. The Company is focused on ensuring that factors which led to widespread out-of-stock conditions in the first half of fiscal 1997 are not repeated in the future. Also, in August 1997, the Company decided to discontinue the Discovery Center department within all of its stores, to eliminate or reduce certain other merchandise categories and to expand other offerings. The elimination of the Discovery Center in particular will allow the central "drive" aisle of PETsMART stores to be remerchandised to enhance store productivity. In addition, the elimination of the Discovery Center and other slower-moving merchandise is expected over time to improve inventory turnover rates.

    - REEMPHASIZING EMPLOYEE TRAINING TO ENSURE A HIGH LEVEL OF CUSTOMER SERVICE. The Company has renewed its emphasis on training and personnel development. PETsMART views the quality of its customers' interaction with its associates as critical to its continued success in building and enhancing customer confidence and loyalty. PETsMART strives to provide customers with personalized service and a friendly shopping atmosphere. To enhance the stores' fun environment, customers are encouraged to bring their pets into PETsMART superstores while they shop.

    - REINSTATING PROVEN MARKETING AND ADVERTISING PROGRAMS TO REBUILD SALES MOMENTUM. In the first half of fiscal 1997, the Company experimented with alternative marketing programs. Due to disappointing results, the Company has returned to its historically more successful strategy of using circular, radio and television advertising that focuses on specific buying opportunities to encourage customers to shop at PETsMART.

    - CLOSING OR RELOCATING CERTAIN UNDERPERFORMING SUPERSTORES. The Company has decided to accelerate the closing of approximately 33 underperforming or redundant superstores which had been slated for closing over the next two years, 31 of which were acquired superstores. Twenty-four of the 33 superstores are being replaced by superstores to be opened in the same trade area. At February 1, 1998, 12 of these 33 superstores had been closed, and four replacement superstores had been opened.

    The lost sales and earnings momentum experienced in the first half of 1997 continued to negatively affect results of operations and comparable store sales throughout fiscal 1997. Specifically, comparable store sales increases for the North American stores approximated 4% for the second half of fiscal 1997, well below the Company's historical and anticipated levels, and gross margins remained below historical norms due to the mix of merchandise sales, increased occupancy and warehouse and distribution costs, higher personnel costs in service areas of the business, and the effects of the Company's return to the every-day-low pricing policy. Store operating expenses also increased during the second half of fiscal 1997 due to the increased emphasis on customer service which required increased payroll expenditures, and general and administrative expenses also increased as a result of the activities related to the Company's management information systems project. The Company does not anticipate these costs to decrease significantly, if at all, during fiscal 1998.

    The Company believes that during the second half of fiscal 1997, the operational matters which precipitated the reduced inventory levels, out-of-stock conditions and lost sales momentum were addressed and that significant progress is being made to prevent a recurrence of these issues. Specifically, the Company's comparable transaction counts continue to increase; inventory levels and in-stock positions are believed to be more balanced; the Company's cash and working capital positions are adequate to fund future growth and projects for the next fiscal year; and the Company believes that the increased emphasis on customer service is having positive results in store morale and customer responsiveness. There can be no assurance that these recent trends and favorable developments will continue or that the Company will not experience other operational issues which have a material adverse impact upon results of operations during fiscal 1998. Additionally, the Company's planned schedule of new store openings in fiscal 1998 is heavily weighted to the first half of the fiscal year and therefore, cash requirements, along with the associated preopening expenses and inventory needs, will be significant and may negatively impact results of operations during such period.

PETSMART SUPERSTORES

    At February 1, 1998, PETsMART operated 468 superstores, consisting of 372 superstores in the United States, 84 superstores in the United Kingdom and 12 superstores in Canada. PETsMART's superstores are generally located in sites co-anchored by strong consumables-oriented retailers and other destination superstores, typically in or near major regional shopping centers.

    The Company's expansion strategy is to increase its market share in existing markets and to penetrate new markets with a goal of establishing a leading position in each market it serves and to achieve operating efficiencies and economies in advertising, distribution and management. By the end of fiscal 1998, PETsMART currently expects to operate 444 superstores in North America and 104 superstores in the United Kingdom. PETsMART believes there is a potential for an aggregate of 900 to 1,000 PETsMART superstores in North America and up to 250 PETsMART superstores in the United Kingdom. See "Risk Factors--Expansion Plans."

PETSMART DIRECT

    PETsMART Direct, the Company's catalog operation, is the leading direct marketing retailer of pet related and equine products in North America. PETsMART Direct sells pet supplies through three catalogs: R.C. Steele, Pedigrees and Groomer Direct. PETsMART Direct also offers discount brand name tack, riding apparel and equine supplies through four additional catalogs: State Line Tack Western, State Line Tack English, Wiese Equine Supply and National Bridle Shop. In fiscal 1997, PETsMART Direct circulated more than 37 million catalogs. PETsMART Direct's marketing and customer database management is designed to attract new customers and to generate additional sales from existing catalog or retail customers. PETsMART Direct's proprietary customer database currently contains the names of approximately 1.2 million customers who have made a purchase from PETsMART Direct catalogs within the past 24 months. In fiscal 1997, PETsMART Direct's average transaction was approximately $90.

DISTRIBUTION

    PETsMART is committed to pursuing distribution strategies which the Company believes minimize delivered cost on the merchandise it sells. The Company buys from approximately 700 vendors worldwide, the two largest of which account for approximately 21% of total purchases. The Company employs a hybrid distribution system including, as appropriate, full truckload shipments to individual superstores, the splitting of full truckloads among several closely located superstores, consolidation centers to service regional clusters of superstores and central distribution centers. The Company operates a 300,000 square foot distribution center in Columbus, Ohio, and a 430,000 square foot distribution center in Phoenix, Arizona. The Company's 230,000 square foot distribution center in Ennis, Texas is in the process of being consolidated into the PETsMART Phoenix facility. These centers primarily handle small, light and easy to handle products. The Company also currently operates 13 regional consolidation centers in the United States and operates a 110,000 square foot distribution center in Gloucester, England. In addition, PETsMART Direct operates a 200,000 square foot catalog fulfillment and equine distribution center in Brockport, New York.

INFORMATION SYSTEMS

    The Company is committed to making ongoing investments in its information systems to increase operating efficiency, provide superior customer service and support its anticipated growth. The Company has made, and continues to make, significant investments in information systems to support point of sale applications, inventory replenishment, merchandising, inventory control, warehousing and distribution, financial controls and reporting. PETsMART has completed the conceptual design of an integrated, worldwide information system which will feature a common set of applications. The Company estimates that its costs in connection with the development of the new system, before giving consideration to any lease financing that may be available will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system can be financed through lease transactions, although there can be no assurance that adequate financing will be available to the Company on acceptable terms. When complete, it is anticipated that the system will provide the Company with a significant competitive advantage in better serving its customers and improving its business operations. There can be no assurance that the actual costs for the new system will not exceed current estimates or extend beyond fiscal year 2000. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms. See "Risk Factors--New Information System" and "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

COMPETITION

    Based on total sales, the Company is the largest retailer of pet food, supplies and services in North America and the United Kingdom. The pet food and pet supply retail business is highly competitive and can be categorized into three different segments: (i) supermarkets, warehouse clubs and other mass merchandisers, (ii) specialty pet supply chains and pet supply superstores and
(iii) independent pet stores. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenience of store locations, customer service and price. In this regard, the major premium pet food brands offered by the Company, such as Science Diet and IAMS, are not currently available to grocery stores, warehouse clubs or other mass merchandisers due to manufacturers' restrictions. PETsMART believes that it competes effectively within its various markets; however, some of the Company's competitors are larger in terms of overall sales volume and have access to greater capital and management resources than the Company. See "Risk Factors--Reliance on Vendors and Product Lines" and "--Competition."

GOVERNMENT REGULATION

    The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. In certain locations, PETsMART leases space to independent veterinary operators. Statutes and regulations in certain states, Canadian provinces or abroad affecting the ownership of veterinary practices or the operation of veterinary clinics within retail stores or the operation of superstores may impact the Company's ability to operate veterinary clinics within certain of its facilities.

    The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could require the Company to restructure its operations to comply with the requirements of such states, or render it unable to operate veterinary clinics in those states. See "Risk Factors-- Government Regulation."

INSURANCE

    The Company maintains standard product and casualty insurance on all of its superstores, as well as product liability insurance covering the sale of live animals and veterinary malpractice insurance covering its veterinary clinics.

TRADEMARKS

    The Company owns several service marks and trademarks registered with the United States Patent and Trademark Office ("USPTO"), including "PETsMART-Registered Trademark-," "Santa Claws-Registered Trademark-," "Grreat Choice-Registered Trademark-," "Sophista-Cat-Registered Trademark-," "Authority-Registered Trademark-," "Top Paw-Registered Trademark-," "Top Wing-Registered Trademark-," "Top Fin-Registered Trademark-," "Where Pets Are Family-Registered Trademark-" and the PETsMART Logos. PETsMART also has several applications pending with the USPTO for additional trademarks and anticipates filing additional applications in the future. The Company believes its trademarks and logos have become important components in its merchandising and marketing strategy. The Company believes it has all the licenses necessary to conduct its business.

EMPLOYEES

    As of February 1, 1998, the Company employed approximately 18,800 associates worldwide, approximately 8,300 of whom were employed full time. PETsMART's associates receive wages and benefits competitive with those of the local retail community. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its associates to be good.

RISK FACTORS

    The risk factors discussed below include some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company's ability to operate its businesses successfully or in a manner consistent with historical operating results. The Company's actual results could differ materially from those projected results due to some or all of the factors discussed below.

    SUPERSTORE EXPANSION PLANS, MATURATION OF EXISTING SUPERSTORES AND DEPENDENCE ON PERFORMANCE OF SUPERSTORE. PETsMART currently operates superstores in many of the major market areas of North America and the United Kingdom. In North America, the Company's current plans for fiscal 1998 include opening an aggregate of 50 superstores in existing markets and 25 superstores in new markets, of which 17 are considered to be single store markets. Additionally, the Company anticipates opening up to 20 superstores in the United Kingdom in fiscal 1998. It has been the Company's experience that superstores opened in existing markets may result in some cannibalization of the sales of other

    PETsMART superstores already in operation in those markets. In addition, as a result of the Company's rapid expansion in recent years, many of its superstores are still relatively immature. Approximately one-third of the Company's North America superstores have been opened since the beginning of fiscal 1996. As superstores reach maturity, the rate of comparable store sales increases tends to decline. The Company believes these factors, and the negative effects of the inventory management difficulties which resulted in out-of-stock conditions and lost sales, as well as an ineffective advertising program during the first six months of fiscal 1997 (see "Management's Discussion and Analysis--Recent Developments"), have contributed to the decline in the rate of comparable store sales increases which it has reported in recent years. PETsMART's North American comparable store sales increases were 19.1% in fiscal 1994, 12.5% in fiscal 1995, 11.9% in fiscal 1996 and 4.6% for fiscal 1997. As a result of new store openings in existing markets and because mature superstores will represent an increasing proportion of the Company's store base over time, it is likely the Company's comparable store sales increases will continue to be lower than historical levels. There can be no assurance new or existing superstores will perform in accordance with historical patterns or current management expectations, or that any cannibalization of sales will not be greater than historical experience or current management expectations.

    Operating margins are also expected to be impacted by new superstore openings because of the recognition of preopening expenses and the lower sales volumes characteristic of immature stores. Compared to results achieved in other regions, the Company has experienced lower comparable store sales increases and levels of store contribution in certain North American geographic regions that it has recently entered. In addition, certain operating costs, particularly those related to occupancy, are expected to be higher than historical levels in some of these newly-entered geographic regions and tight labor markets in certain areas are expected to increase store personnel expenses more rapidly than historical trends. As a result of the expected slower overall rate of comparable store sales increase and the impact of these rising costs, the Company expects its total store contribution and operating margins to continue to be lower than historical levels in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview."

    OPERATIONAL RESTRUCTURING AND INITIATIVES. During fiscal 1997, the Company reported disappointing operating results due to a combination of reduced inventory levels, which led to out-of-stock conditions in certain key categories, and lost sales momentum as a result of the departure from the Company's historically more effective advertising programs. As a result, the Company has moved to implement a series of "Back to Basics" initiatives intended to refocus the Company and improve its financial performance. Additionally, the Company recorded restructuring expenses and a charge for merger and business integration costs aggregating $61.0 million (before tax benefits) in the second quarter of fiscal 1997. See "Management's Discussion and Analysis--Developments During Fiscal 1997." There can be no assurance that the Company's recent initiatives will be successful or that financial performance can be improved as a result of these efforts. Should these efforts prove unsuccessful, the Company may conclude that further restructuring and other actions are necessary in order to attempt to improve the Company's operating and financial performance. As such, additional restructuring and other costs may be incurred in future periods which would adversely affect financial performance.

    NEW INFORMATION SYSTEM. The Company's existing information systems are not fully integrated on a worldwide basis. PETsMART has completed the conceptual design of an integrated, worldwide information system which will feature a common set of applications, and is implementing the system in North America. The Company is currently negotiating with various vendors with respect to the hardware and software needs associated with this system. It is anticipated the development and implementation of the new system will require significant capital expenditures, operating expense and management effort to complete. There can be no assurance that the new system will be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system, or to do so on a timely basis, could materially adversely affect the Company's future operating results or its ability to expand. Costs of the new system will be expenses as incurred or capitalized and expensed in future periods. The new system will require significant financing, a portion of which will be provided by the November 1997 Note offering. The Company estimates that its costs in connection with the development and implementation of the new system in North America, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system may be leased, although there can be no assurance that the actual costs for the new system will not exceed current estimates or extend beyond fiscal year 2000. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

    INTERNATIONAL OPERATIONS. The Company entered the European market by acquiring Pet City in December 1996 and operated 84 superstores in the United Kingdom at February 1, 1998. The Company also recently entered the Canadian market, where it operated 12 superstores at February 1, 1998. Operating these businesses requires significant management and financial resources. In particular, international operations require coordination of geographically separate management organizations, the integration of personnel with disparate cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. The Company had not previously operated stores outside of the United States and there can be no assurance that PETsMART will be able to do so successfully. As the Company's international operations expand, PETsMART's results will be increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including tax laws, and political and economic instability and developments. Presently, the United Kingdom store expansion program is, and is anticipated to continue to be, financed in large part by North American operations and financing sources, including a portion of the proceeds of the 1997 Note offering. There can be no assurance that the North American operations will continue to be able to provide funding for the opening of superstores in the United Kingdom or that adequate alternative sources of capital could be obtained on acceptable terms. The Credit Facility contains covenants restricting the amounts invested in certain foreign subsidiaries, including Pet City.

    LITIGATION. On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. A motion is currently pending to consolidate all such actions in the District Court. Of such additional complaints, on March 5, 1998, the Company was served with an amended complaint entitled Kowal v. Parker, et al. (Case No. CV98-0133 PHX ROS) alleging an expanded class period. The Company believes that this case will be consolidated with the other pending securities class action lawsuits. The Company believes the allegations by the putative class representatives are without merit and the Company intends to defend itself vigorously.

    A former Pet City affiliate has retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business, finances and prospects. On September 30, 1997, shortly after the receipt of the allegations by PETsMART, Richard Northcott, the former Chairman of Pet City, resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. Nevertheless, there can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

    On March 28, 1998, a lawsuit was filed in federal court in the middle district of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. The Company has begun its evaluation of this complaint, and intends to respond on a timely basis.

    GOVERNMENT REGULATION. The Company is subject to laws governing its operation of veterinary clinics in its retail stores. Statutes and regulations in certain states, Canadian provinces or abroad affecting the ownership of veterinary practices or the operation of veterinary clinics within retail stores or the operation of superstores may impact the Company's ability to operate veterinary clinics within certain of its facilities.

    The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could require the Company to restructure its operations to comply with the requirements of such states.

    EXPANSION PLANS. PETsMART has expanded since its inception in 1986 to 372 superstores in the United States, 84 superstores in the United Kingdom and 12 superstores in Canada at February 1, 1998. In North America, the Company currently anticipates opening an additional 75 superstores in fiscal 1998 and 55 superstores in fiscal 1999. The Company also currently anticipates opening up to 20 new superstores annually in the United Kingdom. The Company's ability to open additional superstores is dependent on adequate sources of capital for leasehold improvements, fixtures and inventory, preopening expenses, the training and retention of skilled managers and personnel and other factors, some of which may be beyond the Company's control. Presently, the Company's store expansion plans are expected to be financed by cash flow from operations, lease financing, a portion of the proceeds from the November 1997 Note offering and borrowing capacity under the Credit Facility. To the extent the Company is unable to obtain adequate financing for new store growth on acceptable terms, the Company's ability to open new superstores will be negatively impacted. As a result, there can be no assurance that the Company will be able to achieve its current plans for the opening of new superstores. Any failure by PETsMART to expand its distribution capabilities or other internal systems or procedures as required could also adversely affect its ability to support its planned new store growth.

    While the Company has no present plans with respect to future acquisitions or disposition of assets, the Company may make additional acquisitions in the future. Future acquisitions by the Company, if any, could result in potentially dilutive issuances of securities, the incurrence of additional debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. The Company's operating results also could be adversely affected if it is unable to successfully integrate any future acquisition into its operations.

    PETsMART routinely evaluates its strategic alternatives with respect to each of its superstores, the operations of PETsMART Direct and the Company's other operating assets and investments. In connection with such evaluation, the Company may elect to close superstores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sale or disposition would be achieved on terms favorable to the Company. Additionally, the Company has announced its intention to close 33 U.S. superstores, including 31 of the smaller former Petstuff, Pet Food Giant and PETZAZZ superstores, and to replace 24 of them with 26,000 square foot prototype superstores. At February 1, 1998, 12 of these superstores had been closed and 4 replacement superstores had been opened.

    RELIANCE ON VENDORS AND PRODUCT LINES. PETsMART does not have any long-term supply contracts with any of its premium food or other product vendors. Sales of premium pet food for dogs and cats, such as Science Diet and IAMS, make up a significant portion of PETsMART's revenues. Currently, the major vendors of premium pet foods do not permit these products to be sold in supermarkets, warehouse clubs or through other mass merchandisers. The Company could be materially adversely affected were any of these vendors to make their products available in supermarkets or through mass merchandisers, or if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets.

    PETsMART's principal vendors currently provide it with certain incentives, such as trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could have a material adverse effect on the Company.

    The Company purchases significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that PETsMART's current pet supply vendors will be able to accommodate the Company's anticipated growth. PETsMART is continually seeking to expand its base of pet supply vendors and to identify new pet supply products. Additionally, the Company purchases significant amounts of pet supplies from vendors outside of the United States. There can be no assurance the Company's overseas vendors will be able to satisfy PETsMART's requirements, including timeliness of delivery, acceptable product quality, packaging and labeling requirements, and other requirements of the Company. An inability of PETsMART's existing vendors to provide products in a timely or cost-effective manner could have a material adverse effect on the Company. While the Company believes its vendor relationships are satisfactory, any vendor could discontinue selling to the Company at any time.

    COMPETITION. The pet food and supply retailing industry is highly competitive. PETsMART competes with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than PETsMART. PETsMART also competes with a number of pet supply warehouse or specialty stores, smaller pet store chains and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and supply market, some of which have developed store formats similar to PETsMART's. There can be no assurance the Company will not face greater competition from these or other retailers in the future. In particular, if any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may reduce its prices in order to remain competitive, which could have a material adverse effect of the Company.

    QUARTERLY AND SEASONAL FLUCTUATIONS. The timing of new superstore openings may cause the Company's quarterly results of operations to fluctuate. In addition, the Company's business is subject to some seasonal fluctuation. PETsMART typically realizes a higher portion of its net sales and operating profit during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs, such as flea and tick problems, have been and are expected to continue to be negatively impacted by the introduction of alternative pharmaceutical treatments, as well as by variations in weather conditions. In addition, because PETsMART superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

    ANTI-TAKEOVER MEASURES. The PETsMART Restated Certificate of Incorporation, as amended (the "Restated Certificate") and the PETsMART Bylaws include provisions that may delay, defer or prevent a change in management or control that holders of Notes or stockholders might consider to not be in their best interests. These provisions include (i) a classified Board of Directors consisting of three classes, (ii) the ability of the Board of Directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with such rights, obligations, and preferences as the Board of Directors may determine, (iii) no right of stockholders to call special meetings of stockholders, (iv) no right to stockholders to act by written consent and (v) certain advance notice procedures for nominating candidates for election to the Board of Directors. In addition, the Restated Certificate requires a 66 2/3% vote of stockholders to (i) alter or amend the PETsMART By-laws, (ii) remove a director without cause, or (iii) alter, amend or repeal certain provisions of the Restated Certificate. The Restated Certificate does not permit cumulative voting. In August 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan, commonly referred to as a "poison pill." The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of
    Section 203 could have the effect of delaying or preventing a change of control of the Company.

    POSSIBLE VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS. Since the initial public offering of the Company's Common Stock has been subject to significant fluctuation. The market price of the Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. During fiscal 1997, the price of the Company's Common Stock ranged from high of $23.00 in the first quarter of fiscal 1997 to a low of $6.00 in the fourth quarter of fiscal 1997. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

    PETsMART has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, under the terms of its credit facility, the Company is prohibited from paying any cash dividends without prior bank approval.

                                   MANAGEMENT

EXECUTIVE OFFICERS

    Effective March 1, 1998, Philip L. Francis joined PETsMART as President and Chief Executive Officer. Mr. Francis, a director of the Company since 1989, was previously President and Chief Executive Officer of Shaw's Supermarkets, Inc., a subsidiary of J. Sainsbury plc, a United Kingdom retailer. Samuel J. Parker, who resigned as the Company's Chief Executive Officer effective March 1, 1998, will remain as Chairman of the Board of Directors. In November 1997, following the resignation of the Company's Chief Financial Officer, the Company's Executive Vice President, C. Donald Dorsey, resumed his former role as Chief Financial Officer. In March 1998, Neil T. Watanabe joined the Company as Executive Vice President and Chief Financial Officer. Mr. Watanabe, a certified public accountant, was previously Chief Financial Officer of MacFrugal's Bargain Close-Out, a publicly-held retailer. Mr. Dorsey will remain with the Company as Executive Vice President responsible for corporate development matters.

    The executive officers of the Company and their ages and positions at March 27, 1998, are as follows:

NAME                                                AGE                                POSITION
----------------------------------------------      ---      ------------------------------------------------------------
Samuel J. Parker..............................          55   Chairman of the Board

Philip L. Francis.............................          51   President and Chief Executive Officer

Donna R. Ecton................................          50   Chief Operating Officer and Director

Neil T. Watanabe..............................          43   Executive Vice President, Chief Financial Officer

C. Donald Dorsey..............................          56   Executive Vice President

C. Giles Clarke...............................          44   Executive Vice President, Europe

Ronald E. Brown...............................          51   Senior Vice President, Store Operations

J. Patrick Johnston...........................          54   Senior Vice President, Human Resources

H. Jake Mendelsohn............................          40   Senior Vice President, Chief Information Officer

Marcia R. Meyer...............................          48   President, PETsMART International Supply Company

James D. Nelson...............................          44   Senior Vice President, Logistics and Distribution

    Samuel J. Parker joined the Company in 1989 as President and Chief Executive Officer. Mr. Parker served as President and Chief Executive Officer until 1993, when he was elected Chairman. Effective with the annual meeting of stockholders in 1995, Mr. Parker resigned as Chief Executive Officer but remained as Chairman of the Board. In June 1997, following the resignation of the Chief Executive Officer, Mr. Parker again served as Chief Executive Officer of the Company until March 1998.

    Philip L. Francis has been a director of the Company since 1989 and President and Chief Executive Officer since March 1998. Prior to joining the Company, Mr. Francis was President of, and since 1993, Chief Executive Officer of Shaw's Supermarkets Inc., a subsidiary of J. Sainsbury plc, a supermarket operator. From 1991 to 1993, Mr. Francis served as Chief Operating Officer of Shaw's.

    Donna R. Ecton has been a director of the Company since 1994 and joined the Company as Chief Operating Officer in 1996. From 1995 until 1996, Ms. Ecton was Chairman, President and Chief Executive Officer of Business Mail Express, Inc., a business services company. From 1991 to 1994, she served as President and Chief Executive Officer of Van Houten North America, Inc. and Andes Candies Inc., manufacturers of confectionery products. Ms. Ecton also serves as a director of the Barnes Group, Inc., Vencor, Inc., and H&R Block, Inc.

    Neil T. Watanabe joined the Company in March 1998 as Executive Vice President and Chief Financial Officer. From 1996 to January 1998, Mr. Watanabe was Senior Vice President and Chief Financial Officer of Mac Frugal's Bargain Close-Out, a discount retailer. From 1995 to 1996, he was Vice President Finance/

Controller and Corporate Administration for Kay-Bee Toys, a mall-based specialty toy retailer. Prior to joining Kay-Bee Toys, Mr. Watanabe was Chief Financial and Operating Officer of Motherhood Maternity, Inc. from 1994 to 1995, and Vice President and Corporate Controller of Filene's Basement, Incorporated from 1988 to 1994. A certified public accountant, Mr. Watanabe holds a Bachelors Degree from the University of California at Los Angeles.

    C. Donald Dorsey joined the Company in 1989 as Senior Vice President and Chief Financial Officer. He was elected Executive Vice President in 1994 and remained Chief Financial Officer until February 1997. In November 1997, following the resignation of the Company's Chief Financial Officer, Mr. Dorsey resumed the position of Chief Financial Officer on an interim basis until March 1998.

    C. Giles Clarke was named Executive Vice President, Europe in 1996 following the Company's merger with Pet City, of which he had been Deputy Chairman and Chief Executive Officer since June 1993. Mr. Clarke co-founded Pet City in 1989 and served as its President until 1993.

    Ronald E. Brown joined the Company in 1995, as Senior Vice President of Store Operations,. From 1986 through 1994, Mr. Brown held several senior management positions with Kash-N-Karry, a Florida-based supermarket operation, including Vice President of General Merchandise, Vice President of Warehousing and Distribution, Senior Vice President of Perishables and Senior Vice President of Store Services.

    J. Patrick Johnston joined the Company in 1997 as Senior Vice President of Human Resources. From 1985 to 1997, Mr. Johnston was Vice President of Human Resources for American Drug Stores, a division of American Stores Company.

    H. Jake Mendelsohn joined PETsMART in 1996, as Senior Vice President, Chief Information Officer. Mr. Mendelsohn, who has been associated with PETsMART in a consulting capacity since 1989, was a principal of the Windsor Park Group from 1987 to 1996.

    Marcia R. Meyer joined the Company in 1990 as Vice President and General Merchandise Manager. In 1997, she was promoted President of PETsMART International Supply Company, a unit of PETsMART. From 1985 to 1989, Ms. Meyer held various executive positions with Broadway Southwest, a division of Carter Hawley Hale Stores, Inc., most recently as Senior Vice President and General Merchandise Manager.

    James D. Nelson joined the Company in October 1997 as Senior Vice President, Logistics and Distribution. Prior to joining PETsMART, from 1996 to 1997, Mr. Nelson was Vice President of Logistics Administration at K-Mart Corporation. From 1995 to 1996, Mr. Nelson was Senior Manager at Ernst & Young LLP. From 1994 to 1995, he was Director of Logistics (North and Latin America) at Compaq Computer Corporation, and from 1990 to 1994, he was Vice President of Retail Distribution for Sears Logistics Services, a wholly-owned subsidiary of Sears Roebuck & Co.

ITEM 2. PROPERTIES

    The following table summarizes the locations of the superstores by country and state at February 1, 1998:

                                                                                      NUMBER OF
                                                                                     SUPERSTORES
                                                                                   ---------------
UNITED STATES:
Arizona..........................................................................            15
Arkansas.........................................................................             2
California.......................................................................            51
Colorado.........................................................................            14
Florida..........................................................................            27
Georgia..........................................................................            16
Idaho............................................................................             1
Illinois.........................................................................            26
Indiana..........................................................................             8
Iowa.............................................................................             1
Kansas...........................................................................             3
Kentucky.........................................................................             1
Maryland.........................................................................            15
Massachusetts....................................................................             3
Michigan.........................................................................            13
Minnesota........................................................................            10
Mississippi......................................................................             1
Missouri.........................................................................             9
Nebraska.........................................................................             2
Nevada...........................................................................             6
New Hampshire....................................................................             1
New Jersey.......................................................................            12
New Mexico.......................................................................             2
New York.........................................................................             8
North Carolina...................................................................             6
Ohio.............................................................................            23
Oklahoma.........................................................................             5
Oregon...........................................................................             5
Pennsylvania.....................................................................            10
Rhode Island.....................................................................             1
South Carolina...................................................................             2
Tennessee........................................................................             6
Texas............................................................................            34
Utah.............................................................................             5
Virginia.........................................................................            14
Washington.......................................................................            11
                                                                                            ---
Total United States PETsMART superstores.........................................           369
State Line Tack (Delaware, New Hampshire and Texas)..............................             3
                                                                                            ---
Total United States superstores..................................................           372
Canada...........................................................................            12
                                                                                            ---
Total North America superstores..................................................           384

UNITED KINGDOM SUPERSTORES
England..........................................................................            69
Scotland.........................................................................             9
Wales............................................................................             3
Northern Ireland.................................................................             3
                                                                                            ---
Total United Kingdom superstores.................................................            84
                                                                                            ---
TOTAL WORLDWIDE SUPERSTORES......................................................           468

    PETsMART leases substantially all of its superstores, retail distribution centers and corporate offices under noncancellable operating leases. The terms of the superstore leases, other than leases under its Structured Lease Facilities, as described below, generally range from 10 to 20 years and typically allow the Company to renew for three to five additional five year terms. Superstore leases, excluding renewal options, expire at various dates through 2015. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain superstores exceed specified amounts, provide for additional rents. To date, no additional rents have been paid by the Company pursuant to such leases.

    The Company has entered into lease agreements for certain of its superstores as part of structured lease financing facilities (the "Structured Lease Facilities"). The Structured Lease Facilities provide a special purpose entity (not affiliated with the Company) with the necessary financing to complete the acquisition and construction of new PETsMART superstores. Once construction has been completed, another special purpose entity (also not affiliated with the Company) leases the completed superstores to the Company for a five-year term.

    The Company's corporate offices cover approximately 165,000 square feet. The lease for this space expires in 2012. PETsMART's distribution center in Columbus, Ohio covers 300,000 square feet. The lease on this distribution center expires in 2008. The Company operates 13 regional consolidation centers in public warehouse facilities. In addition, the Company has opened a new 430,000 square foot small good distribution center in Phoenix, Arizona, the lease on which expires in April 2002. PETsMART also operates a 110,000 square foot break-bulk center outside of Gloucester, England, the lease on which expires in 2001.

    PETsMART Direct operates a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 200,000 square feet. The Company has a purchase option on approximately seven acres of industrial-zoned land adjacent to this facility.

ITEM 3. LEGAL PROCEEDINGS

    On January 6, 1998, the Company was served with a complaint entitled Miller
v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. A motion is currently pending to consolidate all such actions in the District Court. Of such additional complaints, on March 5, 1998, the Company was served with an amended complaint entitled Kowal v. Parker, et al. (Case No. CV98-0133 PHX ROS) alleging an expanded class period. The Company believes that this case will be consolidated with the other pending securities class action lawsuits. The Company believes the allegations by the putative class representatives are without merit and the Company intends to defend itself vigorously.

    In addition, a former Pet City affiliate has retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business, finances and prospects. On September 30, 1997, shortly after the receipt of the allegations by PETsMART, Richard Northcott, the former Chairman of Pet City, resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. Nevertheless, there can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

    On March 28, 1998, a lawsuit was filed in federal court in the middle district of Florida entitled Carucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. The Company has begun its evaluation of this complaint, and intends to respond on a timely basis.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended February 1, 1998.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

    PRICE RANGE OF COMMON STOCK AND DIVIDEND POLICY The Company's common stock is traded on the Nasdaq Stock Market under the symbol "PETM." Public trading of the common stock commenced on July 23, 1993. Prior to that, there was no public market for the common stock. The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq Stock Market, as adjusted for the 2-for-1 stock split effected as a stock dividend on July 19, 1996 to stockholders of record on July 8, 1996. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

FISCAL YEAR ENDED
FEBRUARY 2, 1997                                                HIGH        LOW
                                                              ---------  ---------
First Quarter ended April 28, 1996..........................  $   22.50  $   14.88
Second Quarter ended July 28, 1996..........................      24.00      18.56
Third Quarter ended October 27, 1996........................      29.88      22.38
Fourth Quarter ended February 2, 1997.......................      27.00      20.38

FISCAL YEAR ENDED
FEBRUARY 1, 1998                                                HIGH        LOW
                                                              ---------  ---------
First Quarter ended May 4, 1997.............................  $   23.00  $   11.00
Second Quarter ended August 3, 1997.........................      12.75       9.81
Third Quarter ended November 2, 1997........................      12.25       6.44
Fourth Quarter ended February 1, 1998.......................       8.00       6.00

    The Company has never paid cash dividends on its common stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit agreement restricts the payment of dividends.

    On March 27, 1998, there were 5,891 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA

    The information required by this Item is attached as Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD MATERIALLY DIFFER FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS SECTION, AS WELL AS IN THE SECTIONS ENTITLED PURCHASING AND DISTRIBUTION, COMPETITION, AND RISK FACTORS INCLUDED IN THIS FORM 10-K FOR THE YEAR ENDED FEBRUARY 1, 1998.

OVERVIEW

    PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At February 1, 1998, the Company operated 468 superstores, consisting of 372 superstores in the United States, 84 superstores in the United Kingdom, and 12 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

    The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of new and existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company anticipates that its comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period. See "Risk Factors--Performance of Superstores" and "--Quarterly and Seasonal Fluctuations."

DEVELOPMENTS DURING FISCAL 1997

    For the first half of fiscal 1997, the Company reported disappointing operating results due to a combination of reduced inventory levels, which led to out-of-stock conditions in certain key categories, and lost sales momentum as a result of a departure from the Company's historically more effective advertising programs. In June 1997, Samuel J. Parker, the Company's Chairman, resumed his former role as Chief Executive Officer and began the implementation of a series of "Back to Basics" initiatives intended to refocus the Company and to improve financial performance. See "Business--The PETsMART Strategy: Back to Basics." In connection with the implementation of these initiatives and other considerations, PETsMART recorded restructuring expenses and a charge for merger and business integration costs aggregating $61.0 million before tax benefits in the second quarter of fiscal 1997, of which approximately $40.0 million represented a cash charge. These charges consisted of $44.9 million in restructuring expenses related to the closure and relocation of certain stores, the elimination of certain departments within PETsMART superstores, and additional costs associated with certain of the Company's prior acquisitions, and $16.1 million of other one-time charges which were recorded as components of cost of goods sold, store operating expenses and general and administrative expenses.

    The $16.1 million of other one-time expenses in the second quarter of fiscal 1997 were comprised of the write-down or write-off of certain discontinued merchandise and impaired assets, reserves for litigation and other matters. Of these expenses, the $9.4 million that was reflected as a component of cost of goods sold included the writedown of the Discovery Center inventory from cost to net realizable value in connection with the discontinuance of that department, as well as the writedown of certain non-Discovery Center inventory from cost to net realizable value as a result of the decision to exit other product categories. As a consequence of its "Back to Basics" initiatives and to better focus its merchandise selections on pet-related products, the Company determined that its "Discovery Center" merchandise, consisting primarily of educational and human-oriented items, should be discontinued. Given the square footage and store location devoted to this area, combined with the lower turnover and sell-through gross margin, management believed the store area would be better utilized with different merchandise. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

    Of the $44.9 million in restructuring charges recorded in the second quarter of fiscal 1997, approximately $30.0 million was related to the costs of closing or relocating 33 stores, of which 31 were former PETZAZZ, Petstuff or Pet Food Giant stores, approximately $8.5 million was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures and approximately $4.1 million was related to the Company's previous acquisitions. The remaining charges of $2.3 million included approximately $1.0 million of anticipated costs associated with the Company's decision to complete the consolidation of the Ennis, Texas distribution center into the Company's new Phoenix, Arizona facility and approximately $1.3 million representing the write-off of the Company's investments in certain other entities accounted for under the cost method, which were impaired as a result of the Company's decision to exit certain departments within the PETsMART superstores.

    As a result of the acquisition of Pet City, the Company recorded charges for merger and business integration costs of $13.6 million during fiscal 1997, primarily related to reformatting, refixturing, and remerchandising the acquired stores to the PETsMART superstore format and other costs of integration. The majority of these expenses related to an advertising program to promote the new store image and format. The Company also recorded charges of approximately $3.0 million for merger and business integration costs during second quarter 1997 as a result of additional real estate costs incurred in connection with certain of its previous acquisitions.

    The activity within the accrued merger and restructuring costs liability account is summarized below (in thousands):

                                                             BALANCE AT                  PAYMENTS/     BALANCE AT
                                                               FEB. 2,    ADDITIONAL       ASSET         FEB. 1,
                                                                1997       EXPENSES      WRITE-OFFS       1998
                                                             -----------  -----------  --------------  -----------
Professional fees..........................................   $     938    $     990     $   (1,928)    $  --
Accrued severance..........................................       1,287        1,083         (2,370)       --
Lease termination & real estate costs......................       8,329       42,988        (17,927)       33,390
Accrued business integration costs.........................       7,950       13,724        (21,327)          347
Store conversion costs.....................................       3,080       14,729        (17,809)       --
                                                             -----------  -----------  --------------  -----------
                                                              $  21,584    $  73,514     $  (61,361)    $  33,737
                                                             -----------  -----------  --------------  -----------
                                                             -----------  -----------  --------------  -----------

    In November 1997, $200,000,000 of 6 3/4% Subordinated Convertible Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" (as defined in Rule 144A of the Securities Act) in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

    The lost sales and earnings momentum experienced in the first half of 1997 continued to negatively affect results of operations and comparable store sales throughout fiscal 1997. Specifically, comparable store sales increases for the North American stores approximated 4% for the second half of fiscal 1997, well below the Company's historical and anticipated levels, and gross margins remained below historical norms due to the mix of merchandise sales, increased occupancy and warehouse and distribution costs, higher personnel costs in service areas of the business, and the effects of the Company's return to the every-day-low pricing policy. Store operating expenses also increased during the second half of fiscal 1997 due to the increased emphasis on customer service which required increased payroll expenditures, and general and administrative expenses also increased as a result of the activities related to the Company's management information systems project. The Company does not anticipate these costs to decrease significantly, if at all, during fiscal 1998.

    The Company believes that during the second half of fiscal 1997, the operational matters which precipitated the reduced inventory levels, out-of-stock conditions and lost sales momentum were addressed and that significant progress is being made to prevent a recurrence of these issues. Specifically, the Company's comparable transaction counts continue to increase; inventory levels and in-stock positions are believed to be more balanced; the Company's cash and working capital positions are adequate to fund future growth and projects for the next fiscal year; and the Company believes that the increased emphasis on customer service is having positive results in store morale and customer responsiveness. There can be no assurance that these recent trends and favorable developments will continue or that the Company will not experience other operational issues which have a material adverse impact upon results of operations during fiscal 1998. Additionally, the Company's planned schedule of new store openings in fiscal 1998 is heavily weighted to the first half of the fiscal year and therefore, cash requirements, along with the associated preopening expenses and inventory needs, will be significant and may negatively impact results of operations during such period.

RESULTS OF OPERATIONS

    The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statements of operations:

                                                                                                  FISCAL YEAR ENDED
                                                                                        -------------------------------------
                                                                                          FEB. 1,      FEB. 2,     JAN. 28,
                                                                                          1998(A)       1997         1996
                                                                                        -----------  -----------  -----------
STATEMENT OF OPERATIONS DATA:
Net sales.............................................................................       100.0%       100.0%       100.0%
Cost of sales.........................................................................        75.3         71.6         73.6
                                                                                             -----        -----        -----
Gross profit..........................................................................        24.7         28.4         26.4
Store operating expenses..............................................................        19.3         19.3         19.6
Store preopening expenses.............................................................         0.5          0.7          0.5
General and administrative expenses...................................................         2.8          2.8          3.1
Merger and business integration costs.................................................         3.2          2.8          3.9
                                                                                             -----        -----        -----
Operating income (loss)...............................................................        (1.1)         2.8         (0.7)
Interest income.......................................................................         0.0          0.1          0.2
Interest expense......................................................................         0.8          0.6          0.8
                                                                                             -----        -----        -----
Income (loss) before income tax expense (benefit) and cumulative effect of a change in
  accounting principle................................................................        (1.9)         2.3         (1.3)
Income tax expense (benefit)..........................................................        (1.0)         0.9         (0.8)
                                                                                             -----        -----        -----
Income (loss) before cumulative effect of a change in accounting principle............        (0.9)         1.4         (0.5)
Cumulative effect of a change in accounting principle.................................        (0.1)      --           --
                                                                                             -----        -----        -----
Net income (loss).....................................................................        (1.0)%        1.4%        (0.5 )%
                                                                                             -----        -----        -----
                                                                                             -----        -----        -----

------------------------

(a) Excludes restructuring charges of $9.4 million, $3.3 million, and $3.4 million recorded as components of cost of sales, store operating expenses, and general and administrative expenses, respectively. See "Developments During Fiscal 1997" above.

FISCAL 1997 COMPARED TO FISCAL 1996

    The following discussion of results of operations for fiscal 1997 and fiscal 1996 excludes the results of the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

    Net sales increased 19.3% to approximately $1.8 billion for fiscal 1997 from $1.5 billion for fiscal 1996. Excluding the fifty-third week in fiscal 1996, net sales increased approximately 21.0% over fiscal 1996. Comparable North American store sales increased 4.6% for the year, and comparable United Kingdom store sales increased 5.0%. During 1997, the Company opened 76 new superstores and closed 12 relocated stores in North America and opened 29 stores and closed 1 relocated store in the United Kingdom. The Company had 468 superstores in operation at February 1, 1998 compared to 376 superstores open at February 2, 1997.

    Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.7% for 1997 as compared to 28.4% for 1996. The decrease is primarily a result of higher occupancy costs in newer locations, increased United Kingdom warehouse and distribution costs, the effects of higher personnel costs in veterinarian and grooming operations, and lower than anticipated vendor monies resulting from decreased purchasing activities.

    Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, remained constant at 19.3% of net sales as compared to last year. Certain store expenses were increased to improve service levels in the North American stores, which were offset by certain reductions in catalog operating expenses.

    Store preopening expenses as a percentage of net sales decreased to 0.5% for the year compared to 0.7% for 1996, primarily as a result of the higher preopening costs associated with the five super-regional format stores opened in San Diego and the eight Canadian stores opened in 1996. The Company opened 76 North American stores and 29 United Kingdom stores during 1997, as compared to 82 stores last year. Average preopening costs for 1997 approximated $88,000 per store.

    General and administrative expenses remained steady as a percentage of sales at 2.8% for 1997 and for 1996. Increases during 1997 in legal, relocation and other executive expenses, and the effects of a required change in accounting for the computer system upgrade project, were offset by continued corporate expense management.

    The Company's operating income decreased to $37.7 million for fiscal 1997 from $83.4 million for 1996. Operating income as a percentage of sales decreased to 2.1% for 1997 from 5.6% for 1996, primarily as a result of the decrease in gross profit described above.

    Interest income decreased to $0.2 million for 1997 from $1.1 million for 1996 principally due to the decrease in average cash balances in 1997 compared to 1996. Interest expense increased to $13.9 million for 1997 from $9.5 million for 1996 principally due to higher average borrowings during the fiscal 1997, and the interest cost resulting from the issuance in November 1997 of the Notes.

    The Company's income tax provision for both 1997 and 1996 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded in both years. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% and 38% for 1997 and 1996, respectively.

    Due to the issuance of Emerging Issues Task Force Consensus 97-13 in fourth quarter 1997, which requires the expensing of certain business process reengineering activities, the Company recorded a cumulative effect of a change in accounting principle of $2.6 million, net of taxes (approximately $0.02 per share). Additionally, general and administrative expenses were increased by approximately $1.3 million as a result of this required accounting change.

    Excluding the effects of the merger and restructuring charges and other charges, and the related tax benefits, net income for 1997 decreased to $15.5 million (or $0.13 per share--diluted), compared to $46.5 million (or $0.39 per share--diluted) for fiscal 1996. Including the effects of the restructuring and other charges recorded in both years, the Company reported a net loss before cumulative effect of a change in accounting principle of $31.8 million (or $0.28 per share--diluted) for fiscal 1997 compared to net income of $20.6 million (or $0.17 per share--diluted) for 1996.

FISCAL 1996 COMPARED TO FISCAL 1995

    Net sales increased 28.5% to approximately $1.5 billion for fiscal 1996 from approximately $1.2 billion for fiscal 1995. Excluding the fifty-third week in fiscal 1996, net sales increased 26.4% over fiscal 1995. Excluding the fifty-third week in fiscal 1996, comparable North American store sales increased 11.9% as compared to an increase of 12.5% for fiscal 1995, excluding the Petstuff and Pet Food Giant stores, some of which were closed for retrofitting during the year. Comparable United Kingdom store sales increased 9.2% for fiscal 1996. During fiscal 1996, the Company opened 82 new superstores, including 21 in the United Kingdom, and relocated three superstores. Net sales from the 82 superstores opened in fiscal 1996 contributed $88.6 million or 26.6% of the total increase in net sales. Of the remainder of the total net sales increase, $167.3 million or 50.3% was contributed by superstores opened in fiscal 1995. The Company had 376 superstores in operation at the end of fiscal 1996 as compared to 297 superstores open at the end of fiscal 1995.

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

    Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, were 19.3% of net sales for fiscal 1996 versus 19.6% for fiscal 1995.

    Store preopening expenses as a percentage of net sales increased to 0.7% for fiscal 1996 compared to 0.5% for fiscal 1995. The average preopening expenses for the 64 North American PETsMART superstores opened in fiscal 1996 increased to $133,000 from $74,000 for the 42 PETsMART superstores opened during fiscal 1995. The increase in preopening expenses on a per unit basis reflected the additional training and store setup costs incurred with the Company's initial entry into Canada, which occurred in fourth quarter fiscal 1996, as well as the impact of the Company's five 40,000 square foot hybrid pet/equine megastores opened in Southern California.

    General and administrative expenses were 2.8% of net sales for fiscal 1996 versus 3.1% for fiscal 1995, due primarily to the elimination of the duplicate overhead costs related to the acquisitions in fiscal 1995 of Petstuff and Pet Food Giant.

    Charges for merger and business integration costs of $28.4 million related to the State Line Tack and Pet City acquisitions were recorded in fiscal 1996. These charges included legal, investment banking, and accounting fees ($8.8 million), costs associated with reformatting, refixturing and remerchandising the acquired Pet City superstores to the format consistent with that of a PETsMART prototype superstore ($11.0 million), a provision for the closure of a redundant warehouse and other inadequate facilities ($5.5 million) and other costs of consolidation ($3.1 million).

    Also during fiscal 1996, the Company recorded charges for merger and business integration costs of $12.3 million to reflect additional lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the 1995 merger with Petstuff, along with the settlement of obligations with respect to seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and therefore abandoned.

    The Company generated operating income of $42.6 million for fiscal 1996 compared to an operating loss of $8.7 million in fiscal 1995. However, excluding the charges for merger and business integration costs recorded in both fiscal 1996 and fiscal 1995, operating income increased $44.9 million to $83.4 million from $38.5 million for fiscal 1995. Excluding the charges for merger and related business integration costs, operating income as a percentage of sales increased to 5.6% for fiscal 1996 from 3.3% for fiscal 1995.

    Interest income decreased to $1.1 million for fiscal 1996 from $2.7 million for fiscal 1995, principally due to the decrease in average cash balances in fiscal 1996 compared to fiscal 1995. Interest expense increased to $9.5 million for fiscal 1996 from $8.9 million for fiscal 1995 principally due to higher average borrowings outstanding during the period.

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

    As a result of the foregoing, the Company reported net income of $20.6 million (or $0.17 per share-- diluted) for fiscal 1996 compared to a net loss, before accretion of the Pet Food Giant and State Line Tack preferred stock, of $5.4 million (or $0.05 per share--diluted) for fiscal 1995. Excluding the charges for merger and business integration costs and related tax benefits as well as the recognition of net operating loss carryforwards recorded in both years, net income for fiscal 1996 increased $26.2 million to $46.5 million (or $0.39 per share--diluted) from $21.0 million (or $0.19 per share--diluted) for fiscal 1995. The Company's North American operations, excluding charges for merger and business integration costs and their related income tax effects, reported net income of $0.44 per share--diluted for fiscal 1996 as compared to net income of $0.22 per share--diluted for fiscal 1995.

LIQUIDITY AND CAPITAL RESOURCES

    The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity securities, lease financing and borrowings under its credit facility. Additional sources of financing include vendor terms on inventory purchases.

    At February 1, 1998, total assets were $839.7 million, of which $515.7 million were current assets. Cash and cash equivalents were $125.0 million.

    Cash used in operations was $2.4 million for fiscal 1997 compared to cash used in operations of $46.3 million for the prior year. Approximately $24.5 million of the net cash used in operations during fiscal 1997 related to the timing of inventory purchases on account and payment of those accounts. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 36.1% at February 1, 1998, compared to 46.2% at February 2, 1997 primarily as a result of the Company taking advantage of cash discounts and the timing of purchasing activities. Inventory balances were approximately $317.5 million at February 1, 1998, and $300.9 million at February 2, 1997. Average North American store inventory, which excludes the inventory of PETsMART Direct, decreased 14% to $707,000 per store at February 1, 1998, from approximately $820,000 at February 2, 1997, due to management's efforts to improve inventory turns. As part of the Company's efforts to reduce the carrying value of North American superstore inventories, certain actions were taken which caused a severe and sudden decrease in inventory purchasing activities during the first quarter of fiscal 1997. As a consequence, store deliveries of certain key merchandise were temporarily interrupted and resulted in out-of-stock conditions in several key merchandise categories and locations. As a result, certain merchandise was not available for customer purchase during the later half of the first quarter and the first half of the second fiscal quarter of 1997. Inventory balances, in the aggregate, increased slightly over the second half of fiscal 1997 and are anticipated to increase moderately during fiscal 1998. This inventory increase is anticipated to occur as a consequence of the inventory purchasing requirements resulting from the Company's current plan to open approximately 75 new North American superstores in fiscal 1998.

    Cash used in operations was offset by $22.6 million resulting from the recording in second quarter 1997 of the non-cash portion of the accrued merger and restructuring costs. Future cash uses for restructuring costs will be partially offset by cash inflows from the liquidation of inventory and the related tax benefits associated with the discontinuation of certain departments within all superstores and the closing of certain superstores.

    The Company estimates an approximate $12.0 million to $13.0 million aggregate positive net cash flow from the restructuring activities over the next two years.

    The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment and computer software in support of its administrative functions. The Company has lease arrangements with leasing companies that the Company uses to finance certain store and warehouse fixtures and equipment, point-of-sale equipment and management information systems. The Company has also used cash to purchase properties for sale and leaseback. Net cash used in investing activities was $61.2 million for the year ended February 1, 1998.

    Net cash flow from financing activities, primarily proceeds from the Notes offering, borrowings and repayments under the Company's Credit Facility, net cash from bank overdrafts, and proceeds from the exercise of employee stock options, was $150.4 million for the year ended February 1, 1998.

    The Company's primary long-term capital requirement are for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs, and corporate investment including costs associated with the development and implementation of the Company's new information system and for working capital.

    All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $600,000. This amount will include an average of approximately $50,000 for leasehold improvements (an average of approximately $200,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $450,000 for inventory, net of accounts payable. Approximately $400,000 is required for store fixtures and equipment, which is typically fully-funded through lease financing.

    PETsMART is in the initial phases of developing and implementing an integrated worldwide information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system in North America, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system may be financed through lease transactions, although there can be no assurance that the actual costs for the new system will not exceed current estimates. There can be no assurance that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system, or to complete the new system on a timely basis, could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented, by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem. The Company is currently assessing the extent of the Year 2000 impact on its suppliers and other vendors. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms. See "Risk Factors--New Information System."

    Capital expenditures, net of construction allowances, were approximately $59.0 million during 1997 and the Company expects such expenditures will be approximately $65.0 million during fiscal 1998. Such expenditures were and will be used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system in North America and the remodel and maintenance of the Company's existing superstores. See "Business-- PETsMART Superstores."

    Management believes that its existing cash and cash equivalents, together with cash flow from operations, borrowing capacity under the Credit Facility and available lease financing will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and to make planned capital expenditures and scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control. See "Risk Factors."

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

RECENT ACCOUNTING PRONOUNCEMENTS

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 131 (SFAS 131), "Disclosures about Segments of an Enterprise and Related Information," which will be effective for fiscal years beginning after December 15, 1997. SFAS 131 redefines how operating segments are determined and requires expanded quantitative and qualitative disclosures relating to an entity's operating segments. The Company will comply with this pronouncement beginning in fiscal 1998.

    In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130 (SFAS 130), "Reporting Comprehensive Income," which will be effective for the Company's fiscal year ending January 31, 1999. Under SFAS 130, companies are required to report comprehensive income as a measure of overall performance. Comprehensive income includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. The Company will be required to report net income
(loss) and foreign currency translation adjustments as the components of comprehensive income. The Company will comply with this pronouncement beginning with the first quarter of fiscal 1998.

    In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is currently evaluating the impact of this SOP on its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

    The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, and on borrowings under its revolving credit arrangement. The Company has entered into interest rate swaps to lower its funding costs and reduce its exposure to changes in short-term interest rates. Under these arrangements, the Company may convert variable rate lease payments and borrowings into borrowings at a fixed rate of approximately 6.6%. The Company does not expect changes in fair value of these arrangements to have a significant effect on the Company's operations, cash flow or financial position. See Notes 5 and 6 of Notes to Consolidated Financial Statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information required by this Item is attached as Appendix F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 1997 Annual Meeting of Stockholders to be held on June 25, 1998 (the "Proxy Statement").

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

       2. FINANCIAL STATEMENT SCHEDULES: Financial statement schedules required under the related instructions are not applicable for the period ended February 1, 1998, and have therefore been omitted or the information is presented in the consolidated financial statements or related notes.

       3. EXHIBITS: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

    (b) Reports on Form 8-K.

    During the fourth quarter of fiscal 1997, the Company filed the following report on Form 8-K:

       1. Report on Form 8-K dated October 27, 1997, and filed on November 13, 1997, announcing the sale through a private placement by the Company of $175 million aggregate principal amount of its 6 3/4% Subordinated Convertible Notes to qualified institutional investors and details of the sales of the securities under Regulation S.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 1998.

                                PETSMART, INC.

                                By:            /s/ PHILIP L. FRANCIS
                                     -----------------------------------------
                                                 Philip L. Francis
                                         PRESIDENT, CHIEF EXECUTIVE OFFICER
                                           (PRINCIPAL EXECUTIVE OFFICER)

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

          SIGNATURE                       TITLE                    DATE
------------------------------  --------------------------  -------------------

     /s/ SAMUEL J. PARKER
------------------------------  Chairman of the Board of      March 31, 1998
       Samuel J. Parker           Directors

    /s/ PHILIP L. FRANCIS
------------------------------  President, Chief Executive    March 31, 1998
      Philip L. Francis           Officer and Director

                                Executive Vice President,
     /s/ NEIL T. WATANABE         Chief Financial Officer
------------------------------    (Principal Financial        March 31, 1998
       Neil T. Watanabe           Officer)

    /s/ KENNETH A. CONWAY       Vice President, Controller
------------------------------    (Principal Accounting       March 31, 1998
      Kenneth A. Conway           Officer)

      /s/ DONNA R. ECTON
------------------------------  Chief Operating Officer       March 31, 1998
        Donna R. Ecton            and Director

  /s/ RICHARD M. KOVACEVICH
------------------------------  Director                      March 31, 1998
    Richard M. Kovacevich

   /s/ LAWRENCE S. PHILLIPS
------------------------------  Director                      March 31, 1998
     Lawrence S. Phillips

     /s/ WALTER J. SALMON
------------------------------  Director                      March 31, 1998
       Walter J. Salmon

    /s/ THOMAS G. STEMBERG
------------------------------  Director                      March 31, 1998
      Thomas G. Stemberg

                                                                      APPENDIX A

                PETSMART SELECTED HISTORICAL FINANCIAL DATA (1)

          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                                         FISCAL YEAR ENDED
                                                --------------------------------------------------------------------
                                                  FEB. 1,       FEB. 2,       JAN. 28,      JAN. 29,      JAN. 30,
                                                    1998        1997(2)         1996          1995          1994
                                                ------------  ------------  ------------  ------------  ------------
HISTORICAL STATEMENT OF OPERATIONS DATA:
  Net sales...................................  $  1,790,599  $  1,501,017  $  1,168,056  $    924,199  $    544,762
  Gross profit................................       434,186       426,351       308,237       245,779       149,073
  Store operating expenses....................       349,563       289,622       228,046       195,222       118,013
  Store preopening expenses...................         9,222        10,907         5,388         7,750         7,583
  General and adminstrative expenses..........        53,865        42,463        36,348        35,072        28,499
  Merger and business integration costs.......        57,364        40,714        47,129        14,100       --
                                                ------------  ------------  ------------  ------------  ------------
  Operating income (loss).....................       (35,828)       42,645        (8,674)       (6,365)       (5,022)
  Interest income.............................           213         1,057         2,731         3,594         2,124
  Interest expense............................        13,921         9,450         8,934         7,587         4,298
                                                ------------  ------------  ------------  ------------  ------------
  Income (loss) before income tax expense
    (benefit) and cumulative effect of a
    change in accounting principle............       (49,536)       34,252       (14,877)      (10,358)       (7,196)
  Net income (loss)(3)........................  $    (34,430) $     20,591  $     (5,436) $    (11,620) $    (10,301)
  Income (loss) per share--basic before
    cumulative effect of a change in
    accounting principle(4)...................  $      (0.28) $       0.18  $      (0.06) $      (0.13) $      (0.13)
  Income (loss) per share--diluted before
    cumulative effect of a change in
    accounting principle(4)...................  $      (0.28) $       0.17  $      (0.06) $      (0.13) $      (0.13)
  Net income (loss) per share--basic(4).......  $      (0.30) $       0.18  $      (0.06) $      (0.13) $      (0.13)
  Net income (loss) per share-- diluted(4)....  $      (0.30) $       0.17  $      (0.06) $      (0.13) $      (0.13)
  Weighted average number of common and common
    equivalent shares outstanding--basic......       114,920       112,520       108,387       105,443        89,015
  Weighted average number of common and common
    equivalent shares outstanding--diluted....       114,920       118,226       108,387       105,443        89,015

SELECTED OPERATING DATA:
  Stores open at end of period................           468           376           297           269           192
  Average square footage(5)...................     9,550,533     7,616,245     6,380,672     5,200,319     3,379,860
  Net sales per square foot(6)................  $     176.97  $     179.71  $     163.62  $     154.20  $     131.97
  Net sales growth............................         19.3%         28.5%         26.4%         69.7%         70.4%
  Increase in North American comparable store
    sales(7)..................................          4.6%         11.9%         12.5%         19.1%         19.8%

                PETSMART SELECTED HISTORICAL FINANCIAL DATA (1)

          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                                         FISCAL YEAR ENDED
                                                --------------------------------------------------------------------
                                                  FEB. 1,       FEB. 2,       JAN. 28,      JAN. 29,      JAN. 30,
                                                    1998        1997(2)         1996          1995          1994
                                                ------------  ------------  ------------  ------------  ------------
SELECTED BALANCE SHEET DATA:
  Inventories.................................  $    317,547  $    300,892  $    211,933  $    171,344  $    107,736
  Working capital.............................       297,441       158,182       146,236       155,356       185,765
  Total assets................................       839,687       689,810       572,104       484,885       415,592
  Capital lease obligations(8)................        68,008        62,535        56,368        66,324        40,549
  Total debt..................................       297,477        71,680        65,725        74,240        48,171
  Stockholders' equity and redeemable
    preferred stock...........................  $    334,694  $    361,045  $    301,798  $    266,216  $    265,445

------------------------

(1) Reflects the historical financial data of PETsMART after restatement (except as otherwise noted) for: the acquisition of PETZAZZ in March 1994, Sporting Dog Specialties in May 1995, Petstuff in June 1995, Pet Food Giant in September 1995, State Line Tack in January 1996 and Pet City Holdings plc in December 1996, all of which were accounted for under the pooling of interests method; the 3-for-2 stock split effected in the form of a stock dividend paid to holders of PETsMART Common Stock of record on April 17, 1995; and the 2-for-1 stock split effected in the form of a stock dividend paid July 18, 1996 to holders of PETsMART Common Stock of record on July 8, 1996. Fiscal 1995 includes the results of operations of Pet City for the 52 weeks ended July 27, 1996, and fiscal 1996 includes the results of operations of Pet City for the 53 weeks ended Feburary 2, 1997. Fiscal 1994 includes Pet City results for the 52 weeks ended July 29, 1995 and fiscal 1993 and fiscal 1992 include the financial results of Pet City for the 52 weeks ended April 2, 1994 and April 3, 1993, respectively. An adjustment of $682,000 was made to retained earnings at January 30, 1994 to conform the fiscal year ends of Pet City and PETsMART.

(2) Fiscal 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3) Includes a $210,000 benefit in fiscal 1993 and a $2,629,000 charge in fiscal 1997 for the cumulative effect of a change in accounting principle.

(4) After accretion of redeemable preferred stock of $1,521,000, $1,921,000 and $1,582,000 for fiscal years 1993 through 1995, respectively. See Note 1 to the consolidated financial statements.

(5) Average square footage is the mathematical average of beginning of year square footage and end of year square footage.

(6) Net sales per square foot is calculated by dividing net sales, excluding sales of PETsMART DIRECT, by average square footage.

(7) North American stores only and includes only superstores open at least 52 weeks. Fiscal 1993 has not been restated to reflect the acquisition of PETZAZZ in March 1994, and fiscal 1993 through fiscal 1995 have not been restated for the acquisitions of Petstuff and Pet Food Giant in 1995. Fiscal 1996 data has been adjusted to reflect the first 52 weeks of the 53-week year.

(8) Excludes portions related to current maturities.

                                                                      APPENDIX E

                                 PETSMART, INC.
                           ANNUAL REPORT ON FORM 10-K
                                 EXHIBIT INDEX

 EXHIBITS                                        DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
      2.1    Agreement and Plan of Reorganization by and among PETsMART, PETsMART Acquisition Corp. and
               Petstuff, Inc., dated February 7, 1995, as amended(3).........................................

      2.2    Agreement and Plan of Reorganization between PETsMART and The Weisheimer Companies, Inc., dated
               January 28, 1994(2)...........................................................................

      2.3    Agreement and Plan of Reorganization between PETsMART, Remington Acquisition Corp., Sporting Dog
               Specialties, Inc. and certain individual shareholders named therein, dated as of April 3, 1995
               (the "Sporting Dog Agreement")(3).............................................................

      2.4    Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3)............

      2.5    Agreement and Plan of Reorganization and Plan of Merger by and among PETsMART, Turnpike
               Acquisition Corp., and The Pet Food Giant, Inc., dated as of August 17, 1995(5)...............

      2.6    Agreement and Plan of Reorganization by and among PETsMART, Stallion Acquisition Corp., and
               State Line Tack, Inc., dated as of December 20, 1995(6).......................................

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

      3.1    Restated Certificate of Incorporation of PETsMART(1)............................................

      3.2    By-laws of PETsMART(1)..........................................................................

      3.3    Certificate of Amendment of Restated Certificate of Incorporation of PETsMART(7)................

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

      4.4    Indenture between PETsMART and Norwest Bank Minnesota, N.A., as Trustee dated as of November 7,
               1997(11)......................................................................................

      4.5    Purchase Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities Corporation,
               and NationsBanc Montgomery Securities, Inc., dated as of November 4, 1997(11).................

      4.6    Registration Rights Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities
               Corporation, and NationsBanc Montgomery Securities, Inc., dated as of November 7, 1997(11)....

      4.7    Form of Convertible Note(12)....................................................................

     10.1    Form of Indemnity Agreement entered into between PETsMART and its directors and officers, with related schedules(1)..........................................................................

     10.2*   PETsMART's 1995 Equity Incentive Plan (the "Incentive Plan")(an amendment and restatement of the
               Registrant's 1988 Stock Option Plan)(4).......................................................

 EXHIBITS                                        DESCRIPTION OF DOCUMENT
-----------  ------------------------------------------------------------------------------------------------
     10.3*   Form of Incentive Stock Option Grant under the Incentive Plan(4)................................

     10.4*   Form of Non-qualified Stock Option Grant under the Incentive Plan(4)............................

     10.5*   PETsMART's 1992 Non-Employee Director's Stock Option Plan (the "Director's Plan)(1).............

     10.6*   PETsMART's Employee Stock Purchase Plan(1)......................................................

     10.12*  Employment Agreement between Giles Clarke, PETsMART and Pet City Holdings, plc dated as of
               October 23, 1996(8)...........................................................................

     10.13   Third Amended and Restated Credit Agreement among PETsMART, certain lenders, and NationsBank of
               Texas, N.A. as Administrative Lender, dated as of April 18, 1997(9)...........................

     10.14   First Amendment, dated as of August 6, 1997, to Third Amended and Restated Credit Agreement
               among PETsMART, certain lenders, and NationsBank of Texas, N.A. as Administrative
               Lender(10)....................................................................................

     10.15   Second Amendment, dated as of October 29, 1997, to Third Amended and Restated Credit Agreement
               among PETsMART, certain lenders, and NationsBank of Texas, N.A. as Administrative
               Lender(11)....................................................................................

     23.1    Consent of Price Waterhouse LLP.................................................................

     23.2    Consent of Arthur Andersen LLP..................................................................

     23.3    Consent of Grant Thornton.......................................................................

     27.     Financial Data Schedules........................................................................

------------------------

 *  Management Contract or Compensatory Plan or Agreement

 (1) Incorporated by reference to the indicated exhibit to PETsMART's Registration Statement on Form S-1 (File No. 33-63912).

 (2) Incorporated by reference to the indicated exhibit to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed April 8, 1994.

 (3) Incorporated by reference to the indicated exhibit to PETsMART's Registration Statement on Form S-4 (File No. 33-91356), as amended.

 (4) Incorporated by reference to Exhibits 10.1 and 10.2 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed June 8, 1995.

 (5) Incorporated by reference to Exhibit 2.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed September 28, 1995.

 (6) Incorporated by reference to Exhibit 10.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed February 13, 1996.

 (7) Incorporated by reference to Exhibit 3.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed September 11, 1996.

 (8) Incorporated by reference to Exhibits 2.1 and 10.1 to PETsMART's Current Report on Form 8-K (File No. 0-21888), filed on December 31, 1996, as amended by PETsMART's Current Report of Form 8-K/A (File No. 0-21888), filed February 14, 1997.

 (9) Incorporated by reference to Exhibit 10.13 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed June 11, 1997.

 (10) Incorporated by reference to Exhibit 10.13 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed September 16, 1997.

 (11) Incorporated by reference to the indicated exhibit to PETsMART's Registration Statement on Form S-3 (File No. 333-41111), filed November 26, 1997.

 (12) Incorporated by reference to Exhibit 3 to PETsMART's Registration Statement on Form 8-A, (File No. 0-21888), filed March 5, 1998.

                        PETSMART, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                PAGE
                                                                                                                -----
Report of Price Waterhouse LLP, Independent Accountants....................................................         F-2

Consolidated Balance Sheets as of February 1, 1998 and February 2, 1997....................................         F-3

Consolidated Statements of Operations for the fiscal years ended February 1, 1998, February 2, 1997 and
  January 28, 1996.........................................................................................         F-4

Consolidated Statements of Stockholders' Equity for the fiscal years ended February 1, 1998, February 2,
  1997 and January 28, 1996................................................................................         F-5

Consolidated Statements of Cash Flows for the fiscal years ended February 1, 1998, February 2, 1997 and
  January 28, 1996.........................................................................................         F-6

Notes to Consolidated Financial Statements.................................................................         F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PETsMART, Inc. and Subsidiaries

    In our opinion, based upon our audits and the reports of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of PETsMART, Inc. and Subsidiaries ("the Company") at February 1, 1998 and February 2, 1997, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of State Line Tack, Inc. for the year ended December 31, 1995 and Pet City Holdings plc for the 52 weeks in the period ended July 27, 1996. The consolidated financial statements of PETsMART, Inc. include total revenues of $43,747,000 for Pet City Holdings plc for the 26 weeks ended July 27, 1996, and $53,367,000 for State Line Tack, Inc. and $84,026,000 for Pet City Holdings plc for the year ended January 28, 1996, as reflected in the financial statements of the respective entities. Those statements were audited by other auditors whose reports thereon have been furnished to us, and our opinion expressed herein, insofar as it relates to the applicable amounts included for State Line Tack, Inc. for the year ended January 28, 1996 and Pet City Holdings plc for each of the two years in the period ended February 2, 1997, is based solely on the reports of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for the opinion expressed above.

/s/ PRICE WATERHOUSE LLP

Price Waterhouse LLP

Phoenix, Arizona

February 24, 1998

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

                                      F-2a

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of State Line Tack, Inc. and Subsidiaries:

    We have audited the accompanying consolidated balance sheets (not included herein) of State Line Tack, Inc. and subsidiaries (a New Hampshire corporation) as of December 31, 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for the year ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of State Line Tack, Inc. and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

                                          /s/ ARTHUR ANDERSEN LLP
                                          Arthur Andersen LLP

Boston, Massachusetts
March 22, 1996

                                      F-2b

                        PETSMART, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                     ASSETS

                                                                                          FEBRUARY 1,  FEBRUARY 2,
                                                                                             1998         1997
                                                                                          -----------  -----------
Cash and cash equivalents...............................................................   $ 125,082    $  39,868
Receivables.............................................................................      45,853       43,664
Merchandise inventories.................................................................     317,547      300,892
Prepaid expenses and other current assets...............................................      27,228       24,860
                                                                                          -----------  -----------
    Total current assets................................................................     515,710      409,284
Property held for sale and leaseback....................................................       2,212       --
Property and equipment, net.............................................................     242,384      219,263
Other assets............................................................................      79,381       61,263
                                                                                          -----------  -----------
    Total assets........................................................................   $ 839,687    $ 689,810
                                                                                          -----------  -----------
                                                                                          -----------  -----------

                                       LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank...................................................................   $  --        $  25,000
Accounts payable........................................................................     114,692      138,913
Accrued payroll and employee benefits...................................................      18,559       14,192
Accrued occupancy expense...............................................................      10,548        6,306
Accrued merger and integration costs....................................................      33,737       21,584
Other accrued expenses..................................................................      29,980       35,962
Current maturities of capital leases....................................................      10,753        9,145
                                                                                          -----------  -----------
    Total current liabilities...........................................................     218,269      251,102

6 3/4% Subordinated Convertible Notes...................................................     200,000       --
Capital lease obligations...............................................................      68,008       62,535
Deferred rents..........................................................................      17,015       13,412
Other liabilities.......................................................................       1,701        1,716
                                                                                          -----------  -----------
    Total liabilities...................................................................     504,993      328,765
                                                                                          -----------  -----------
Commitments and contingencies

Stockholders' equity:
  Preferred stock (Note 9)..............................................................      --           --
  Common stock; $.0001 par value; 250,000 shares authorized, 115,629 and 113,958 shares
    issued and outstanding..............................................................          11           11
  Additional paid-in capital............................................................     383,338      373,764
  Accumulated deficit...................................................................     (48,126)     (13,696)
  Cumulative foreign currency translation adjustments...................................        (529)         966
                                                                                          -----------  -----------
    Total stockholders' equity..........................................................     334,694      361,045
                                                                                          -----------  -----------
    Total liabilities and stockholders' equity..........................................   $ 839,687    $ 689,810
                                                                                          -----------  -----------
                                                                                          -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                     FISCAL YEAR ENDED
                                                                          ----------------------------------------
                                                                          FEBRUARY 1,   FEBRUARY 2,   JANUARY 28,
                                                                              1998          1997          1996
                                                                          ------------  ------------  ------------
Net sales...............................................................  $  1,790,599  $  1,501,017  $  1,168,056
Cost of sales...........................................................     1,356,413     1,074,666       859,819
                                                                          ------------  ------------  ------------
    Gross profit........................................................       434,186       426,351       308,237
Store operating expenses................................................       349,563       289,622       228,046
Store preopening expenses...............................................         9,222        10,907         5,388
General and administrative expenses.....................................        53,865        42,463        36,348
Merger, business integration and restructuring costs....................        57,364        40,714        47,129
                                                                          ------------  ------------  ------------
    Operating income (loss).............................................       (35,828)       42,645        (8,674)
Interest income.........................................................           213         1,057         2,731
Interest expense........................................................       (13,921)       (9,450)       (8,934)
                                                                          ------------  ------------  ------------
    Income (loss) before income tax expense (benefit) and cumulative
      effect of a change in accounting principle........................       (49,536)       34,252       (14,877)
Income tax expense (benefit)............................................       (17,735)       13,661        (9,441)
                                                                          ------------  ------------  ------------
Income (loss) before cumulative effect of a change in accounting
  principle.............................................................       (31,801)       20,591        (5,436)
Cumulative effect of a change in accounting principle, net of tax.......        (2,629)      --            --
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................       (34,430)       20,591        (5,436)
Accretion of redeemable preferred stock.................................       --            --             (1,582)
                                                                          ------------  ------------  ------------
    Net income (loss) applicable to holders of common stock.............  $    (34,430) $     20,591  $     (7,018)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Earnings per common share--basic:
  Income (loss) before cumulative effect of a change in accounting
    principle...........................................................  $      (0.28) $       0.18  $      (0.06)
  Cumulative effect of a change in accounting principle, net of tax.....         (0.02)      --            --
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (0.30) $       0.18  $      (0.06)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------
Earnings per common share--assuming dilution:
  Income (loss) before cumulative effect of a change in accounting
    principle...........................................................  $      (0.28) $       0.17  $      (0.06)
  Cumulative effect of a change in accounting principle.................         (0.02)      --            --
                                                                          ------------  ------------  ------------
    Net income (loss)...................................................  $      (0.30) $       0.17  $      (0.06)
                                                                          ------------  ------------  ------------
                                                                          ------------  ------------  ------------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                                                            AMOUNTS
                                                                                             -------------------------------------
                                                                     SHARES
                                                     --------------------------------------
                                                      REDEEMABLE    NONREDEEMABLE             REDEEMABLE    NONREDEEMABLE
                                                     PREFERRED(1)     PREFERRED     COMMON   PREFERRED(1)     PREFERRED     COMMON
                                                     ------------   -------------   -------  ------------   -------------   ------
BALANCES AT JANUARY 29, 1995.......................      3,474            20        104,216    $ 5,711         $ 2,000       $ 6
Tax benefit from exercise of stock options.........
Issue of common for employee benefit plan and
  exercise of stock options........................                                  1,512
Accretion of redeemable preferred stock and State
  Line Tack warrant................................                                                800
Conversion of Pet Food Giant redeemable preferred
  to equivalent PETsMART common....................                                  1,034
Conversion of Pet Food Giant nonredeemable
  preferred stock to equivalent PETsMART common....                      (20)          846                      (2,000)
Issue of Pet City common in equivalent PETsMART
  common...........................................                                  2,143
Foreign currency translation adjustments...........
Net loss...........................................
                                                                          --
                                                        ------                      -------  ------------   -------------   ------
BALANCES AT JANUARY 28, 1996.......................      3,474         --           109,751      6,511          --             6
Tax benefit from exercise of stock options.........
2-for-1 stock split effected in the form of a stock
  dividend.........................................                                                                            5
Issue of common for employee benefit plan and
  exercise of stock options........................                                  2,763
Issue of common for acquisitions, including
  veterinary clinics...............................                                    522
Accretion of redeemable preferred stock and State
  Line Tack warrant................................                                                 77
Conversion of State Line Tack preferred stock and
  warrant, and Pet City stock options, to PETsMART
  common...........................................     (3,474)                        922      (6,588)
Foreign currency translation adjustments...........
Net income.........................................
Adjustment to conform fiscal year of Pet City......
                                                                          --
                                                        ------                      -------  ------------   -------------   ------
BALANCES AT FEBRUARY 2, 1997.......................     --             --           113,958     --              --            11
Tax benefit from exercise of stock options.........
Issue of common for employee benefit plan and
  exercise of stock options........................                                  1,556
Issue of common for acquisitions, including
  veterinary clinics...............................                                    115
Foreign currency translation adjustments...........
Net loss...........................................
                                                                          --
                                                        ------                      -------  ------------   -------------   ------
BALANCES AT FEBRUARY 1, 1998.......................     --             --           115,629    $--             $--           $11
                                                                          --
                                                                          --
                                                        ------                      -------  ------------   -------------   ------
                                                        ------                      -------  ------------   -------------   ------


                                                                                    CUMULATIVE
                                                                       RETAINED  FOREIGN CURRENCY
                                                     ADDITIONAL PAID   EARNINGS    TRANSLATION
                                                       IN CAPITAL      (DEFICIT)   ADJUSTMENTS       TOTAL
                                                     ---------------   --------  ----------------   --------
BALANCES AT JANUARY 29, 1995.......................     $275,157       $(30,714)     $   (90)       $252,070
Tax benefit from exercise of stock options.........        2,219                                       2,219
Issue of common for employee benefit plan and
  exercise of stock options........................        9,077                                       9,077
Accretion of redeemable preferred stock and State
  Line Tack warrant................................           68        (1,582 )                        (714)
Conversion of Pet Food Giant redeemable preferred
  to equivalent PETsMART common....................       12,326         2,191                        14,517
Conversion of Pet Food Giant nonredeemable
  preferred stock to equivalent PETsMART common....        2,000                                       --
Issue of Pet City common in equivalent PETsMART
  common...........................................       30,088                                      30,088
Foreign currency translation adjustments...........                                      (23)            (23)
Net loss...........................................                     (5,436 )                      (5,436)

                                                     ---------------   --------      -------        --------
BALANCES AT JANUARY 28, 1996.......................      330,935       (35,541 )        (113)        301,798
Tax benefit from exercise of stock options.........        9,595                                       9,595
2-for-1 stock split effected in the form of a stock
  dividend.........................................                         (5 )                       --
Issue of common for employee benefit plan and
  exercise of stock options........................       15,486                                      15,486
Issue of common for acquisitions, including
  veterinary clinics...............................       11,160                                      11,160
Accretion of redeemable preferred stock and State
  Line Tack warrant................................                        (77 )                       --
Conversion of State Line Tack preferred stock and
  warrant, and Pet City stock options, to PETsMART
  common...........................................        6,588                                       --
Foreign currency translation adjustments...........                                    1,079           1,079
Net income.........................................                     20,591                        20,591
Adjustment to conform fiscal year of Pet City......                      1,336                         1,336

                                                     ---------------   --------      -------        --------
BALANCES AT FEBRUARY 2, 1997.......................      373,764       (13,696 )         966         361,045
Tax benefit from exercise of stock options.........        1,600                                       1,600
Issue of common for employee benefit plan and
  exercise of stock options........................        6,867                                       6,867
Issue of common for acquisitions, including
  veterinary clinics...............................        1,107                                       1,107
Foreign currency translation adjustments...........                                   (1,495)         (1,495)
Net loss...........................................                    (34,430 )                     (34,430)

                                                     ---------------   --------      -------        --------
BALANCES AT FEBRUARY 1, 1998.......................     $383,338       $(48,126)     $  (529)       $334,694

                                                     ---------------   --------      -------        --------
                                                     ---------------   --------      -------        --------

----------------------------------
(1) Redeemable preferred carried at liquidation value.

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                       FISCAL YEAR ENDED
                                                                             -------------------------------------
                                                                             FEBRUARY 1,  FEBRUARY 2,  JANUARY 28,
                                                                                1998         1997         1996
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
  Net income (loss)........................................................  $   (34,430) $    20,591   $  (5,436)
  Adjustments to reconcile net income (loss) to net cash from (used in)
    operating activities--
    Adjustment to conform fiscal year of Pet City..........................      --             1,336      --
    Depreciation and amortization..........................................       35,301       28,186      24,466
    Loss on disposal of property and equipment.............................          675          340      11,068
  Changes in assets and liabilities:
    Receivables............................................................        1,509      (11,509)    (10,578)
    Merchandise inventories................................................      (16,952)     (88,959)    (40,774)
    Prepaid expenses and other current assets..............................       (2,368)     (10,345)     (1,702)
    Other assets...........................................................       (9,592)     (15,354)    (18,780)
    Accounts payable.......................................................       (7,575)       1,690      27,940
    Accrued payroll and employee benefits..................................        4,367       (2,173)      4,362
    Accrued occupancy expense..............................................        4,242       (1,240)      2,128
    Accrued merger and integration charges.................................       22,669       17,867       1,500
    Other accrued expenses.................................................       (3,876)      11,393         823
    Deferred rents.........................................................        3,603        1,371       1,453
    Other liabilities......................................................          (15)         489      (1,258)
                                                                             -----------  -----------  -----------
  Net cash from (used in) operating activities.............................       (2,442)     (46,317)     (4,788)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
  Purchases of leaseholds, fixtures and equipment..........................      (59,051)     (51,886)    (42,186)
  Purchases of property held for sale and leaseback........................       (2,212)     (18,629)    (16,285)
  Proceeds from sales of investments.......................................      --           --            3,999
  Proceeds from sales of property held for sale and leaseback..............      --            28,883       9,598
                                                                             -----------  -----------  -----------
  Net cash (used in) investing activities..................................      (61,263)     (41,632)    (44,874)
                                                                             -----------  -----------  -----------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
  Net proceeds from issuance of common stock...............................        7,974       15,486      38,763
  Borrowings from bank credit facility.....................................      117,100      142,900      61,038
  Repayment of bank credit facility........................................     (142,100)    (140,148)    (60,063)
  Issuance of 6 3/4% convertible subordinated notes........................      200,000      --           --
  Payment of debt issue costs..............................................       (6,346)     --           --
  Payment on capital lease obligations.....................................      (11,168)      (9,998)    (11,488)
  Increase (decrease) in bank overdraft....................................      (16,646)      20,600      22,700
  Tax benefit resulting from exercise of stock options.....................        1,600        9,595       2,219
                                                                             -----------  -----------  -----------
  Net cash from financing activities.......................................      150,414       38,435      53,169
                                                                             -----------  -----------  -----------
FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)................................       (1,495)       1,079         (23)
                                                                             -----------  -----------  -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       85,214      (48,435)      3,484
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR.............................       39,868       88,303      84,819
                                                                             -----------  -----------  -----------
CASH AND CASH EQUIVALENTS AT END OF YEAR...................................  $   125,082  $    39,868   $  88,303
                                                                             -----------  -----------  -----------
                                                                             -----------  -----------  -----------

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

    BUSINESS

    PETsMART, Inc. and Subsidiaries ("the Company") is a superstore retailer of pet food, pet supplies, accessories and professional pet services throughout North America and the United Kingdom. The Company, through its wholly-owned subsidiaries, Sporting Dog Specialties, Inc. and State Line Tack, Inc., is also the leading mail order retailer of pet and animal products, and equine and riding supplies.

    PRINCIPLES OF CONSOLIDATION

    The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

    Financial data for all periods presented reflect the retroactive effects of the May 1995 merger with Sporting Dog Specialties, Inc. ("Sporting Dog"), the June 1995 merger with Petstuff, Inc. ("Petstuff"), the September 1995 merger with The Pet Food Giant, Inc. ("Pet Food Giant"), the January 1996 merger with State Line Tack, Inc. ("State Line Tack") and the December 1996 merger with Pet City Holdings plc ("Pet City"), all of which have been accounted for as poolings of interests (see Note 2).

    The financial statements have been prepared by combining the historical financial statements of PETsMART with the historical financial statements of the acquired entities. None of the above transactions, except Pet City, required any material adjustments to retained earnings in order to conform with PETsMART's fiscal year end, as all prior historical financial statements of the acquired entities were for fiscal years ended within 93 days of the Company's fiscal year end. The Pet City transaction was accounted for by combining the historical financial statements of PETsMART for each of the two years in the period ended February 2, 1997 with the historical financial statements of Pet City Holdings for the 53 week period ended February 2, 1997 and the 52 week period ended July 27, 1996, respectively. As a result, the results of operations of Pet City for the 26 weeks ended July 27, 1996 were included in the Company's consolidated results of operations in both the fiscal year ended February 2, 1997 and the fiscal year ended January 26, 1996. Revenues and net income of Pet City included in both periods were $43.7 million and $1.3 million, respectively. An adjustment of $1.3 million was required to the retained earnings of PETsMART during the 53 week period ended February 2, 1997 in order to conform the fiscal year end of Pet City to PETsMART's fiscal year. No material adjustments were necessary in any of the above transactions to conform the accounting practices of the companies, nor, for periods preceding the mergers, were there any intercompany transactions which required elimination from the combined consolidated results.

    FISCAL YEAR

    The Company's fiscal year ends on the Sunday nearest January 31. Fiscal years 1997 and 1995 each comprised 52 weeks, while fiscal year 1996 comprised 53 weeks.

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

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) CASH AND CASH EQUIVALENTS

    The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are transferred on an as-needed basis to pay for clearing checks. At February 1, 1998 and February 2, 1997, cash overdrafts of $46.1 million and $62.7 million, respectively, were included in accounts payable. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

    MERCHANDISE INVENTORIES AND COST OF SALES

    Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain general, administrative and distribution costs relating to the processing of merchandise.

    Total general and administrative costs charged to inventory during fiscal years 1997, 1996, and 1995 were $17,393,000, $12,869,000, and $11,850,000, respectively. General and administrative costs remaining in inventory at February 1, 1998, and February 2, 1997 were $4,103,000 and $3,797,000, respectively.

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

    The Company's property and equipment is depreciated using the following estimated useful lives:

                                                                              LIFE
                                                                  ----------------------------
Buildings.......................................................   39 years or term of lease
Furniture, fixtures and equipment...............................           5-7 years
Leasehold improvements..........................................      Remaining lease term
Computer software...............................................           3-5 years

    GOODWILL AND OTHER INTANGIBLES

    Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets. Goodwill is being amortized using the straight-line method over fifteen years. Other intangibles are being amortized using the straight-line method over the estimated useful life of the related asset which ranges from five to twenty years. Recoverability is reviewed to determine if there have been any events or changes in circumstances that indicate that the carrying value may exceed fair value.

    In December 1993, the Accounting Standards Executive Committee issued Statement of Position 93-7, "Reporting on Advertising Costs" ("SOP 93-7") which the Company adopted during fiscal 1995. In accordance with SOP 93-7, the Company charges advertising costs to expense as incurred except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. In accordance with the provisions of SOP 93-7, upon adoption in the first quarter of fiscal 1995, the Company

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) recorded a charge of $450,000 to operations for the full amount of the deferred costs. Total advertising expenditures, other than direct-response advertising were $44,256,000, $25,765,000, and $17,977,000 for fiscal 1997, 1996, and 1995.
Direct response advertising consists primarily of product catalogs of the Company's mail order subsidiaries. The capitalized costs of the advertising are amortized over the six month to one year period following the mailing of the respective catalog. At February 1, 1998, and February 2, 1997, $3,871,000 and $3,445,000, respectively, of direct-response advertising was included in current assets.

    FINANCIAL INSTRUMENTS

    The Company's financial instruments consist primarily of cash, accounts receivable, accounts payable, accrued payroll and employee benefits, other accrued expenses and subordinated convertible notes. These balances, as presented in the financial statements at February 1, 1998 and February 2, 1997, approximate their fair value. The Company's credit facility (see Note 6), reflects fair value as it is subject to fees and rates competitively determined in the marketplace.

    STORE PREOPENING COSTS

    Store preopening costs are expensed in the month the store opens. Total preopening costs of $1,378,000 and $1,194,000 were deferred at February 1, 1998 and February 2, 1997, respectively. Internal costs incurred in selecting and developing sites for new stores are expensed as incurred.

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

    EARNINGS PER SHARE

    PETsMART adopted Statement of Financial Accounting Standard No. 128, "Earnings Per Share" ("SFAS 128") in fiscal 1997. SFAS 128 revised standards for the computation and presentation of earnings per share, requiring the presentation of both basic earnings per share and earnings per share assuming dilution. All prior period earnings per share data presented has been restated in accordance with SFAS 128.

    Basic earnings per share are computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Earnings per share assuming dilution are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of PETsMART's subordinated convertible notes.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)
    A reconciliation of the basic and diluted per share computations for fiscal 1997 and 1996 is as follows:

                                                                          FISCAL YEAR ENDED
                                                ---------------------------------------------------------------------
                                                         FEBRUARY 1, 1998                   FEBRUARY 2, 1997
                                                ----------------------------------  ---------------------------------
                                                            WEIGHTED                           WEIGHTED
                                                  INCOME     AVERAGE    PER SHARE    INCOME     AVERAGE    PER SHARE
                                                  (LOSS)     SHARES      AMOUNT      (LOSS)     SHARES      AMOUNT
                                                ----------  ---------  -----------  ---------  ---------  -----------
Income (loss) before cumulative effect of an
  accounting change...........................  $  (31,801)   114,920   $   (0.28)  $  20,591    112,520   $    0.18
Cumulative effect of an accounting change.....      (2,629)    --           (0.02)     --         --          --
                                                ----------  ---------  -----------  ---------  ---------  -----------
Earnings per common share.....................     (34,430)   114,920       (0.30)     20,591    112,520        0.18
Effect of dilutive securities
Options.......................................      --         --          --          --          5,706       (0.01)
                                                ----------  ---------  -----------  ---------  ---------  -----------
Earnings per common share--assuming
  dilution....................................  $  (34,430)   114,920   $   (0.30)  $  20,591    118,226   $    0.17
                                                ----------  ---------  -----------  ---------  ---------  -----------
                                                ----------  ---------  -----------  ---------  ---------  -----------

    At February 1, 1998, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately 22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for fiscal 1997 due to the anti-dilutive effect they would have on earnings per share if converted.

    Due to PETsMART's loss in fiscal 1997 and fiscal 1995, a calculation of earnings per share assuming dilution is not required. In fiscal 1997 and 1995, dilutive securities consisted of options convertible into approximately 1.0 million and 3.6 million shares of common stock, respectively. Weighted average shares outstanding were 108.4 million in fiscal 1995.

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

    CHANGE IN ACCOUNTING PRINCIPLE

    In November 1997, the Emerging Issues Task Force issued Consensus Number 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that Combines Business Process Reengineering and Information Technology Transformation." This consensus requires that costs for business process reengineering incurred and deferred prior to November 3, 1997 be written off as a cumulative effect of a change in accounting principle and that all business process reengineering costs incurred subsequent to that date be expensed as incurred. The charge against fiscal 1997 earnings related to this change in accounting was $5.6 million, before taxes, of which $4.3 million, before taxes, was recorded as a cumulative effect of a change in accounting principle and $1.3 million was included in general and administrative expenses.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 1--THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED) RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

    In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is currently evaluating the impact of this SOP 98-1 on its financial statements.

    RECLASSIFICATIONS

    For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2--BUSINESS COMBINATIONS:

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

    In connection with the above transactions, the Company recorded merger and integration charges of $28.4 million. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million). The Company recorded $13.6 million of similar business integration costs, primarily store conversion costs, associated with the Pet City merger as nonrecurring charges during fiscal 1997.

    Also during fiscal 1996, the Company recorded merger and integration charges of $12.3 million, principally as a result of a change in its accounting estimate of the lease termination costs anticipated to be incurred in connection with the settlement of lease obligations for the 17 former Petstuff stores closed by the Company immediately following the 1995 merger with Petstuff, along with seven lease commitments for future Petstuff locations that were either duplicate or inadequate facilities and, therefore, never opened. The Company estimated lease settlement costs associated with the closed stores, and the leases related to the unopened locations, would require $10.8 million of such additional expenditures. The remaining $1.5 million of the additional charge was primarily related to Petstuff store conversion costs.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS: (CONTINUED)
    1995 ACQUISITIONS

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

    In connection with the Pet Food Giant merger (see above), the Company converted all Pet Food Giant redeemable convertible preferred stock with an aggregate carrying value of $14.5 million, which was being accreted to its redemption value by Pet Food Giant through charges to retained earnings, into PETsMART equivalent common shares.

    Selected information for the combining entities included in the Consolidated Statements of Operations for fiscal 1995 is as follows:

                                                                                 FISCAL 1995
                                                                                     (A)
                                                                                --------------
                                                                                (IN THOUSANDS)
Net sales
  PETsMART....................................................................   $  1,030,663
  State Line Tack.............................................................         53,367
  Pet City Holdings...........................................................         84,026
                                                                                --------------
    Combined..................................................................   $  1,168,056
                                                                                --------------
                                                                                --------------
Income (loss) before cumulative effect of change in
  accounting principle
  PETsMART....................................................................   $     (2,803)
  State Line Tack.............................................................         (1,127)
  Pet City Holdings...........................................................         (1,506)
                                                                                --------------
    Combined..................................................................   $     (5,436)
                                                                                --------------
                                                                                --------------
Income (loss) applicable to holders of common stock
  PETsMART(c).................................................................   $     (3,517)
  State Line Tack(b)..........................................................         (1,995)
  Pet City Holdings...........................................................         (1,506)
                                                                                --------------
    Combined..................................................................   $     (7,018)
                                                                                --------------
                                                                                --------------

------------------------

(a) Fiscal 1995 includes financial information for the year ended July 27, 1996 for Pet City.

(b) Net loss of State Line Tack includes accretion of preferred stock to liquidation value and common stock warrants to fair value of $868,000 for fiscal 1995.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 2--BUSINESS COMBINATIONS: (CONTINUED)
(c) Net loss of PETsMART includes accretion of Pet Food Giant redeemable convertible preferred stock of $714,000 for fiscal 1995.

NOTE 3--MERGER AND RESTRUCTURING COSTS:

    In the second fiscal quarter of 1997, the Company incurred charges of $61.0 million to cover (i) the costs of closing nine underperforming stores and relocating 24 stores previously identified as candidates for closure over the next two years, (ii) the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures,
(iii) provisions for the closure of excess facilities, and (iv) other charges, including merger and integration charges of $4.1 million as a result of the Pet City acquisition and additional costs resulting from the Company's prior acquisitions (See Note 2). Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during the quarter. Approximately $30.0 million was related to the costs of closing or relocating 33 stores, of which 31 were former PETZAZZ, Petstuff or Pet Food Giant stores, approximately $8.5 million was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures and approximately $4.1 million was related to the Company's previous acquisitions. The remaining charges of $2.3 million included approximately $1.0 million of anticipated costs associated with the Company's decision to complete the consolidation of the Ennis, Texas distribution center into the Company's new Phoenix, Arizona facility, and approximately $1.3 million representing the write-off of the Company's investment in certain entities accounted for under the cost method which were impaired as a result of the Company's decision to exit certain departments within the PETsMART superstores.

    Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses. The $16.1 million of other one-time expenses were comprised of the write-down or write-off of certain discontinued Discovery Center merchandise from cost to net realizable value and impaired assets, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

    The activity within the accrued merger and restructuring costs liability account is summarized below (in thousands):

                                                             BALANCE AT                                BALANCE AT
                                                               FEB. 2,    ADDITIONAL   PAYMENTS/ASSET    FEB. 1,
                                                                1997       EXPENSES      WRITE-OFFS       1998
                                                             -----------  -----------  --------------  -----------
Professional fees..........................................   $     938    $     990     $   (1,928)    $  --
Accrued severance..........................................       1,287        1,083         (2,370)       --
Lease termination & real estate costs......................       8,329       42,988        (17,927)       33,390
Accrued business integration costs.........................       7,950       13,724        (21,327)          347
Store conversion costs.....................................       3,080       14,729        (17,809)       --
                                                             -----------  -----------  --------------  -----------
                                                              $  21,584    $  73,514     $  (61,361)    $  33,737
                                                             -----------  -----------  --------------  -----------
                                                             -----------  -----------  --------------  -----------

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 4--PROPERTY AND EQUIPMENT:

    Property and equipment consists of the following:

                                                                      FEBRUARY 1,  FEBRUARY 2,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Land................................................................   $     466    $     466
Buildings...........................................................       7,545        3,115
Fixtures and equipment..............................................      78,183       70,460
Leasehold improvements..............................................     122,757      101,883
Computer software...................................................       8,642        8,554
Equipment under capital leases......................................      62,131       45,863
Buildings under capital leases......................................      55,821       55,821
                                                                      -----------  -----------
                                                                         335,545      286,162
Less: accumulated depreciation and amortization.....................     113,403       85,144
                                                                      -----------  -----------
                                                                         222,142      201,018
Construction in progress............................................      20,242       18,245
                                                                      -----------  -----------
                                                                       $ 242,384    $ 219,263
                                                                      -----------  -----------
                                                                      -----------  -----------

    Accumulated amortization of equipment and buildings under capital leases approximated $45,837,000, and $35,055,000 at February 1, 1998 and February 2, 1997, respectively.

NOTE 5--LEASES:

    The Company leases substantially all of its stores, distribution centers, corporate offices and certain equipment under noncancelable operating leases. The leases expire at various dates through 2022. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. No additional rent payments were required during the three fiscal years ended February 1, 1998. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total rent expense incurred under operating leases during fiscal 1997, 1996 and 1995 was $128,696,000, $91,791,000, and $66,100,000, respectively.

    The Company has entered into sale and leaseback transactions for several of its store locations which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment under capital leases.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 5--LEASES: (CONTINUED)
    At February 1, 1998, the future minimum annual rental commitments under all noncancelable leases were as follows:

                                                                        OPERATING     CAPITAL
                                                                          LEASES      LEASES
                                                                       ------------  ---------
                                                                           (IN THOUSANDS)
1998.................................................................  $    130,510  $  17,242
1999.................................................................       128,604     15,240
2000.................................................................       122,345     12,514
2001.................................................................       114,710      9,585
2002.................................................................       100,206      8,793
Thereafter...........................................................       897,860     69,680
                                                                       ------------  ---------
Total minimum rental commitments.....................................  $  1,494,235    133,054
                                                                       ------------
                                                                       ------------
Less: amounts representing interest..................................                   54,293
                                                                                     ---------
Present value of obligations.........................................                   78,761
Less: current portion................................................                   10,753
                                                                                     ---------
Long-term obligations................................................                $  68,008
                                                                                     ---------
                                                                                     ---------

    At February 1, 1998, the Company had entered into operating lease agreements for 102 additional stores. These leases have terms to a maximum of 25 years. The Company's obligations and options to renew are similar to those of existing leases. Such leases will commence at various dates upon the completion of certain events in the lease agreements. Future minimum lease commitments under these leases aggregate approximately $473,967,000. Minimum rental commitments under operating leases exclude commitments of up to $22,375,000 relating to residual values of property under such leases.

NOTE 6--BANK CREDIT FACILITIES:

    At February 1, 1998, PETsMART had a revolving credit facility with a bank, expiring on April 17, 2000, which provided for borrowings and letters of credit up to $125,000,000 subject to a borrowing base. Borrowings under this arrangement bear interest, at PETsMART's option, at the bank's prime rate or LIBOR plus 0.5% to 1.5%. During fiscal 1997 and 1996, borrowings bore interest at an average annual interest rate of 6.7% and 7.2%, respectively. Among other things, the credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage.

    At February 1, 1998, no amounts were outstanding under the agreement for the revolving credit facility and during the year ended February 1, 1998, an average of $60.0 million was outstanding under such agreement. Outstanding letters of credit at both February 1, 1998 and February 2, 1997 totaled $4.0 million.

    The Company has entered into interest rate swaps to lower funding costs and alter interest rate exposures for short-term borrowings. Interest rate swaps allow the Company to fix the variable lease payment and borrowing rates on its leases and credit facilities for certain periods of time. At February 1, 1998, the Company had 7 interest rate swaps outstanding with a financial institution, having a total notional amount of $137.0 million. The total notional amount of interest rate swaps at February 2, 1997

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 6--BANK CREDIT FACILITIES: (CONTINUED) was $100 million. Under this agreement, the Company may convert variable rate lease payments and borrowings into borrowings at a fixed rate of approximately 6.6%. Contracts are marked-to-market and settled monthly. The interest rate swap agreements are scheduled to terminate at various dates between July 2000 and April 2002. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes.

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

NOTE 7--INCOME TAXES:

    Income (loss) before provision (benefit) for income taxes and before cumulative effect of a change in accounting principle is as follows:

                                                                  FISCAL YEAR ENDED
                                                        --------------------------------------
                                                        FEBRUARY 1,  FEBRUARY 2,  JANUARY 28,
                                                           1998         1997          1996
                                                        -----------  -----------  ------------

                                                                    (IN THOUSANDS)
United States.........................................   $ (33,526)   $  54,519    $   (7,794)
Foreign...............................................     (16,010)     (20,267)       (7,083)
                                                        -----------  -----------  ------------
      Total...........................................   $ (49,536)   $  34,252    $  (14,877)
                                                        -----------  -----------  ------------
                                                        -----------  -----------  ------------

    The provision (benefit) for income taxes before cumulative effect of a change in accounting principle consists of the following:

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  FEBRUARY 2,  JANUARY 28,
                                                            1998         1997         1996
                                                         -----------  -----------  -----------

                                                                    (IN THOUSANDS)
Current Liability:
  Federal..............................................   $    (791)   $  22,056    $   3,762
  State................................................         135        4,489        1,531
  Foreign..............................................      --           --           --
                                                         -----------  -----------  -----------
                                                               (656)      26,545        5,293
                                                         -----------  -----------  -----------
Deferred asset:
  Federal..............................................     (10,454)      (1,592)     (14,549)
  State................................................      (1,578)      (2,725)        (185)
  Foreign..............................................      (5,047)      (8,567)      --
                                                         -----------  -----------  -----------
                                                            (17,079)     (12,884)     (14,734)
                                                         -----------  -----------  -----------
Income tax expense (benefit)...........................   $ (17,735)   $  13,661    $  (9,441)
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES: (CONTINUED)

    A reconciliation of the federal statutory tax rate to the Company's effective tax rate before cumulative effect of a change in accounting principle is as follows:

                                                                              FISCAL YEAR ENDED
                                                 ----------------------------------------------------------------------------
                                                     FEBRUARY 1, 1998          FEBRUARY 2, 1997          JANUARY 28, 1996
                                                 ------------------------  ------------------------  ------------------------

                                                  DOLLARS    PERCENTAGE     DOLLARS    PERCENTAGE     DOLLARS    PERCENTAGE
                                                 ---------  -------------  ---------  -------------  ---------  -------------
                                                                            (DOLLARS IN THOUSANDS)
Provision at federal statutory tax rate........  $ (17,332)        (35)%   $  11,988           35%   $  (5,058)        (34)%
State income taxes, net of federal tax
  benefit......................................     (1,665)         (3)%       1,756            5%        (440)         (3)%
Foreign tax rate differential..................        556            1%         335            1%          15       --
Operating losses with no current benefit.......     --           --           --           --            6,683           45%
Nondeductible acquisition costs................         72       --            3,071            9%       2,387           16%
Enacted change in foreign tax rate.............        609            1%      --           --           --           --
Utilization of prior years' operating losses...     --           --           (3,169)         (9)%     (12,143)        (82)%
Utilization of credit..........................     --           --           --           --           (1,677)        (11)%
Other..........................................         25       --             (320)         (1)%         792            5%
                                                 ---------          ---    ---------          ---    ---------          ---
                                                 $ (17,735)        (36)%   $  13,661           40%   $  (9,441)        (64)%
                                                 ---------          ---    ---------          ---    ---------          ---
                                                 ---------          ---    ---------          ---    ---------          ---

    As of February 1, 1998, net operating loss carryforwards of $39,978,000 were available for U.S. tax purposes, representing operating losses of PETZAZZ ($5,199,000), Petstuff ($28,850,000) and Pet Food Giant ($5,929,000) prior to the mergers. The net operating loss carryforwards begin to expire in 2007. For tax purposes, the pre-merger losses are subject to limitations resulting from a change in ownership of PETZAZZ, Petstuff and Pet Food Giant and the losses are treated as separate return limitation year losses. In addition, as of February 1, 1998, net operating loss carryforwards of $34,899,000 were available for United Kingdom tax purposes. These United Kingdom net operating losses have no expiration date and the Company expects to fully utilize such losses to offset Pet City taxable income in future years. The Company also expects to fully utilize the PETZAZZ, Petstuff, and Pet Food Giant domestic losses in future years.

    The components of deferred income tax liability (asset), included in other assets in the accompanying consolidated balance sheet, are as follows:

                                                                      FEBRUARY 1,  FEBRUARY 2,
                                                                         1998         1997
                                                                      -----------  -----------
                                                                           (IN THOUSANDS)
Normalization of rents..............................................   $  (6,800)   $  (5,239)
Reserve for closed stores...........................................     (15,492)      (8,305)
Depreciation........................................................      (4,162)        (973)
Employee benefit expense............................................      (1,608)        (430)
Inventory reserve...................................................        (951)      (1,106)
Loss carryforward...................................................     (30,022)     (21,698)
Inventory capitalization............................................       2,943        1,236
Other items, net....................................................       1,722       (1,775)
                                                                      -----------  -----------
                                                                         (54,370)     (38,290)
Valuation allowance.................................................       2,715        2,715
                                                                      -----------  -----------
Net deferred tax asset..............................................   $ (51,655)   $ (35,575)
                                                                      -----------  -----------
                                                                      -----------  -----------

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 7--INCOME TAXES: (CONTINUED)
    The valuation allowance relates to Petstuff operating loss carryforwards in Canada. It is the opinion of management that, due to the change in control resulting from the June 1995 merger with Petstuff (see Note 2), it is more likely than not the Company will not be able to realize a benefit for these Canadian losses.

NOTE 8--SUBORDINATED CONVERTIBLE NOTES:

    In November 1997, the Company sold $200 million aggregate principal amount of 6 3/4% Convertible Subordinated Notes due 2004 (the "Notes"). The Notes are convertible into approximately 22.8 million shares of the Company's common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions, and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000.

NOTE 9--STOCKHOLDERS' EQUITY:

    COMMON STOCK

    The Company's Board of Directors approved a 2-for-1 split of its common stock effected in the form of a stock dividend to stockholders of record on July 8, 1996, with a payment date of July 18, 1996. All share and per share data has been restated to reflect the stock split effected in the form of a stock dividend.

    In May 1993, the Board of Directors adopted an Employee Stock Purchase Plan under which essentially all employees with six or more months of service can purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 1,500,000 shares are authorized for purchase until the plan termination date of December 31, 2002. During each of the three years in the period ended February 1, 1998, a total of 411,000, 167,000, and 116,000 shares were purchased for aggregate proceeds of $3,073,000, $2,200,000, and $1,700,000, respectively.

    EMPLOYEE BENEFIT PLANS

    The Company has established a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code ("The 401(k)"). The 401(k) covers substantially all associates that meet certain service requirements. The Company makes matching contributions on an annual basis up to specified percentages of associates' contributions as approved by the Board of Directors. During each of the three years in the period ended February 1, 1998, the Company's contributions to the 401(k) were $765,000, $489,000, and $288,000, respectively.

    NONREDEEMABLE PREFERRED STOCK

    The Company has 10,000,000 shares of $0.0001 par value, nonredeemable preferred stock authorized at February 1, 1998 and February 2, 1997. No preferred shares were issued or outstanding at either date.

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

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 9--STOCKHOLDERS' EQUITY: (CONTINUED)
    REDEEMABLE PREFERRED STOCK

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

NOTE 10--STOCK OPTIONS:

    The Company may grant under a stock option plan (the "Plan") either incentive stock options or supplemental stock options to purchase up to 21,514,286 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At February 1, 1998 stock options to purchase approximately 12,340,000 shares of common stock, including options assumed in connection with the Petstuff, Pet Food Giant, State Line Tack and Pet City acquisitions, are outstanding with exercise prices ranging from $0.06 to $28.75 per share. In June 1992, the Board established a nonemployee director stock option pool of 429,000 shares available for grant at fair market value on date of grant. The majority of the options vest over a period of four years and expire ten years after the date of grant. At February 1, 1998, stock options to purchase 315,840 shares of common stock are outstanding under the 1992 director plan with exercise prices ranging from $1.17 to $23.00 per share.

    Prior to their respective mergers with the Company, Petstuff, Pet Food Giant, State Line Tack and Pet City adopted plans which permitted the granting of incentive stock options to officers and key employees to purchase shares of the respective companies' common stock at prices not less than the fair market value of the common stock at the date of the grant. Options granted under these plans typically vested over four years from the date of grant. State Line Tack also adopted a nonqualified incentive stock option plan for directors of State Line Tack who were not employees. In connection with the Petstuff, Pet Food Giant, State Line Tack and Pet City acquisitions described in Note 2, the option plans aggregating 905,996 shares available for grant were assumed by PETsMART.

    PETsMART applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in fiscal 1997, fiscal 1996 and fiscal 1995 consistent with the provisions of SFAS 123,

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 10--STOCK OPTIONS: (CONTINUED)
the Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                                          FISCAL YEAR
                                                                               ----------------------------------
                                                                                  1997        1996        1995
                                                                               ----------  ----------  ----------
Net income (loss) before cumulative effect--as reported......................  $  (31,801) $   20,591  $   (5,436)
Net income (loss) before cumulative effect--pro forma........................  $  (41,790) $   11,499  $  (10,503)
Earnings (loss) per share diluted--as reported...............................  $    (0.28) $     0.17  $    (0.06)
Earnings (loss) per share diluted--pro forma.................................  $    (0.36) $     0.10  $    (0.10)
Weighted average number of shares outstanding--as reported...................     114,920     118,226     108,387
Weighted average number of shares outstanding--pro forma.....................     114,920     113,958     108,387

    The effects of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1997, fiscal 1996, and fiscal 1995, respectively: dividend yield of 0.00% in all years; expected volatility of 40.0 to 50.0 percent for all years; risk-free interest rates of 5.34 to 6.69 percent, 5.13 to 6.85 percent and 5.05 to 7.03 percent, respectively; and expected lives of 0.75 to 2.5 years for all years. The weighted average fair value of options granted during the years ended February 1, 1998, February 2, 1997, and January 28, 1996 was $5.62, $7.17 and $5.57, respectively.

    Activity in all of the Company's stock option plans is as follows:

                                                                           WEIGHTED AVERAGE
                                                          SHARES               EXERCISE
                                                      ---------------  ------------------------
                                                      (IN THOUSANDS)       PRICE PER SHARE
                                                      ---------------  ------------------------
Outstanding, January 29, 1995.......................         7,861            $    6.581
  Granted...........................................         5,862                14.384
  Exercised.........................................        (1,171)                4.757
  Canceled..........................................          (535)               10.246
                                                            ------
Outstanding January 28, 1996........................        12,017                10.442
  Granted...........................................         1,996                19.081
  Exercised.........................................        (2,389)                5.367
  Canceled..........................................          (995)               14.539
                                                            ------
Outstanding February 2, 1997........................        10,629                12.827
  Granted...........................................         4,771                15.064
  Exercised.........................................        (1,145)                4.673
  Canceled..........................................        (1,915)               16.156
                                                            ------
Outstanding February 1, 1998........................        12,340            $   13.770
                                                            ------
                                                            ------

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 10--STOCK OPTIONS: (CONTINUED)
    The following table summarizes information about the Company's stock options at February 1, 1998:

                                   OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                     ------------------------------------------------  -----------------------------
                                                          WEIGHTED
                                    WEIGHTED AVERAGE       AVERAGE
 RANGE OF EXERCISE      NUMBER          REMAINING         EXERCISE       NUMBER    WEIGHTED AVERAGE
      PRICES         OUTSTANDING    CONTRACTUAL LIFE        PRICE      EXERCISABLE EXERCISABLE PRICE
-------------------  ------------  -------------------  -------------  ----------  -----------------
$ 0.061 - $10.417       2,712,284            6.77         $    6.78     1,678,685      $    6.49
$10.492 - $12.000       3,209,153            7.98         $   11.66     1,631,112      $   11.50
$12.290 - $15.375       2,759,894            7.97         $   14.45       851,186      $   14.98
$16.000 - $22.000       2,501,585            8.70         $   19.10       854,378      $   17.71
$22.313 - $28.750       1,157,000            9.06         $   22.88         8,125      $   23.00
                     ------------                                      ----------
$ 0.061 - $28.750      12,339,916            7.96         $   13.77     5,023,486      $   11.49

NOTE 11--INTEREST EXPENSE:

    Interest costs incurred and capitalized on construction in progress are as follows:

                                                                   FISCAL YEAR ENDED
                                                         -------------------------------------
                                                         FEBRUARY 1,  FEBRUARY 2,  JANUARY 28,
                                                            1998         1997         1996
                                                         -----------  -----------  -----------

                                                                    (IN THOUSANDS)
Interest costs incurred................................   $  13,984    $  10,211    $   9,234
Interest costs capitalized.............................          63          761          300
                                                         -----------  -----------  -----------
Interest expense.......................................   $  13,921    $   9,450    $   8,934
                                                         -----------  -----------  -----------
                                                         -----------  -----------  -----------

NOTE 12--SUPPLEMENTAL SCHEDULE OF CASH FLOWS:

    Interest paid during fiscal year 1997, 1996, and 1995 amounted to $11,020,000, $10,161,000, and $8,533,000, respectively. Such amounts include interest paid on the bank credit facility, capital leases and interest capitalized on construction in progress.

    Income taxes paid, net of refunds, during fiscal year 1997, 1996, and 1995 amounted to $2,729,000, $4,310,000 and $2,356,000, respectively.

    During fiscal year 1997, 1996, and 1995, the Company incurred capital lease obligations of $18,249,000, $15,944,000, and $6,137,000, respectively, for new equipment and buildings.

NOTE 13--OTHER CONTINGENCIES:

    The Company is involved in certain litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company's financial position or results of operations.

    On January 6, 1998, the Company was served with a complaint entitled Miller
v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition and results of operations. An additional five complaints

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 13--OTHER CONTINGENCIES: (CONTINUED) by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. A motion is currently pending to consolidate all such actions in the District court. Of such additional complaints, on March 5, 1998, the Company was served with an amended complaint entitled Kowal v. Parker, et. al. (Case No. CV 98-0133 PHX ROS) alleging an expanded class period. The Company believes that this case will be consolidated with the other pending securities class action lawsuits. The Company believes the allegations by the putative class representatives are without merit and the Company intends to defend itself vigorously.

    In addition, a former Pet City affiliate has retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business, finances and prospects. On September 30, 1997, shortly after the receipt of the allegations by PETsMART, Richard Northcott, the former Chairman of Pet City, resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. Nevertheless, there can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

    On March 28, 1998, a lawsuit was filed in federal court in the middle district of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. The Company has begun its evaluation of this complaint, and intends to respond on a timely basis.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 14--SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR ENDED FEBRUARY 1, 1998
  Net sales......................................................  $  412,654  $  425,860  $  441,456  $  510,629
  Gross profit...................................................     101,681      96,447     104,078     131,980
  Merger, business integration and restructuring costs...........       9,631      44,891       1,466       1,376
  Operating income (loss)........................................       2,310     (53,610)      3,897      11,575
  Income (loss) before cumulative effect of a change in
    accounting...................................................        (746)    (35,716)        180       4,481
  Cumulative effect of a change in accounting principle..........      --          --          --          (2,629)
  Net income (loss)..............................................  $     (746) $  (35,716) $      180  $    1,852
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share--basic:
  Net income (loss)..............................................  $    (0.01) $    (0.31) $     0.00  $     0.02
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share--diluted:
  Net income (loss)..............................................  $    (0.01) $    (0.31) $     0.00  $     0.02
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Weighted average common and common equivalent shares
    outstanding--basic...........................................     114,295     114,758     115,225     115,401
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
  Weighted average common and common equivalent shares
    outstanding--diluted.........................................     114,295     114,758     115,853     115,871
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------


                                                                     FIRST       SECOND      THIRD       FOURTH
                                                                    QUARTER     QUARTER     QUARTER     QUARTER
                                                                   ----------  ----------  ----------  ----------
                                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
FISCAL YEAR ENDED FEBRUARY 2, 1997
  Net sales......................................................  $  330,783  $  345,044  $  367,825  $  457,365
  Gross profit...................................................      91,833      99,567     101,757     133,194
  Merger, business integration and restructuring costs...........       8,064      12,300      --          20,350
  Operating income...............................................       3,103       5,961      19,742      13,839
  Net income.....................................................  $      409  $    2,164  $   10,433  $    7,585
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share--basic:
  Net income (loss)..............................................  $     0.00  $     0.02  $     0.09  $     0.07
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Earnings per common share--diluted:
  Net income (loss)..............................................  $     0.00  $     0.02  $     0.09  $     0.06
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding--basic.............................................     111,121     112,302     113,139     113,220
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------
Weighted average common and common equivalent shares
  outstanding--diluted...........................................     115,805     117,538     118,943     118,926
                                                                   ----------  ----------  ----------  ----------
                                                                   ----------  ----------  ----------  ----------