Form 10-Q
period 1998-05-03
PETSMART INC
filed 1998-06-16
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                   MAY 3, 1998

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

                              19601 N. 27TH AVENUE
                             PHOENIX, ARIZONA 85027
          (Address of principal executive offices, including Zip Code)

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

       COMMON STOCK, $.0001 PAR VALUE, 115,788,223 SHARES AT JUNE 5, 1998

                                 PETSMART, INC.

                                      INDEX

                                                                                     Page
Part I.           Financial Information

                  Item 1.  Financial Statements

                                    Consolidated Balance Sheets at May 3, 1998
                                    and February 1, 1998                                3

                                    Consolidated Statements of Operations
                                    for the thirteen weeks ended
                                    May 3, 1998 and May 4, 1997                         4

                                    Consolidated Statements of Cash Flows
                                    for the thirteen weeks ended
                                    May 3, 1998 and May 4, 1997                         5

                                    Notes to Consolidated Financial Statements          6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                         11


Part II.          Other Information

                  Item 1.           Legal Proceedings                                  17


                  Item 6.           Exhibits and Reports on Form 8-K                   17

Signatures                                                                             18

                         PETSMART, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                       MAY 3,           FEBRUARY 1,
                                                                                       1998                1998
                                                                                    ------------------  -----------
ASSETS
Cash and cash equivalents                                                           $    99,511           $   125,082
Receivables                                                                              48,308                45,853
Merchandise inventories                                                                 319,794               317,547
Prepaid expenses and other current assets                                                32,030                27,228
                                                                                    -----------           -----------

       Total current assets                                                             499,643               515,710

Property held for sale and leaseback                                                      2,245                 2,212
Property and equipment, net                                                             256,914               242,384
Other assets                                                                             79,096                79,381
                                                                                    -----------           -----------

       Total assets                                                                 $   837,898           $   839,687
                                                                                    ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                                    $   113,337           $   114,692
Accrued payroll and employee benefits                                                    19,935                18,559
Accrued occupancy expense                                                                13,090                10,548
Accrued merger and restructuring costs                                                   29,381                33,737
Other accrued expenses                                                                   30,197                29,980
Current maturities of capital leases                                                      9,928                10,753
                                                                                    -----------           -----------

       Total current liabilities                                                        215,868               218,269

6 3/4% Subordinated Convertible Notes                                                   200,000               200,000
Capital lease obligations                                                                65,748                68,008
Deferred rents                                                                           16,952                17,015
Other liabilities                                                                         1,731                 1,701
                                                                                    -----------           -----------

       Total liabilities                                                                500,299               504,993
                                                                                     ----------            ----------

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none outstanding                                                       -                     -
    Common stock; $.0001 par value; 250,000 shares
       authorized, 115,673 and 115,629 shares issued and outstanding                         11                    11
    Additional paid-in capital                                                          385,060               383,338
    Accumulated deficit                                                                 (47,973)              (48,126)
    Cumulative foreign currency translation adjustments                                     501                  (529)
                                                                                  -------------         --------------

       Total stockholders' equity                                                       337,599               334,694
                                                                                     ----------            ----------

       Total liabilities and stockholders' equity                                   $   837,898           $   839,687
                                                                                    ===========           ===========

                    The accompanying notes are an integral
                 part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                       FOR THE 13 WEEKS ENDED
                                                                                       ----------------------
                                                                                       MAY 3,           MAY 4,
                                                                                        1998            1997
                                                                                     --------------  ---------
Net sales                                                                            $   496,564     $   412,654
Cost of sales                                                                            374,423         310,973
                                                                                      ----------      ----------

       Gross profit                                                                      122,141         101,681

Store operating expenses                                                                  98,047          77,139
Store preopening expenses                                                                  4,258           3,182
General and administrative expenses                                                       14,806           9,419
Merger, business integration and restructuring costs                                     -                 9,631
                                                                                  --------------      ----------

       Operating income                                                                    5,030           2,310

Interest income                                                                              482              50
Interest expense                                                                           5,264           2,712
                                                                                     -----------     -----------

       Income (loss) before income taxes                                                     248            (352)

Income tax expense                                                                            95             394
                                                                                   -------------    ------------

       Net income (loss)                                                                     153            (746)
                                                                                    ------------    -------------

Other comprehensive income, net of tax:
       Foreign currency translation adjustments                                            1,030             379
                                                                                    ------------   -------------

Other comprehensive income                                                                 1,030             379
                                                                                    ------------   -------------

       Comprehensive income (loss)                                                 $       1,183    $       (367)
                                                                                   =============    =============

Earnings per common share - basic:
       Net income (loss)                                                            $       0.00    $      (0.01)
                                                                                    ============    =============

Earnings per common share - assuming dilution:
       Net income (loss)                                                            $       0.00    $      (0.01)
                                                                                    ============    =============


                    The accompanying notes are an integral
                 part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                       FOR THE 13 WEEKS ENDED
                                                                                       ----------------------
                                                                                       MAY 3,           MAY 4,
                                                                                        1998             1997
                                                                                     --------------  ----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                               $         153    $      (746)
    Adjustments to reconcile net income (loss) to net cash
       from (used in) operating activities -
           Depreciation and amortization                                                   10,300          8,357
           Loss on disposal of property and equipment                                         578            124
       Changes in assets and liabilities:
           Receivables                                                                    (11,633)        (2,570)
           Merchandise inventories                                                         (2,247)        26,534
           Prepaid expenses and other current assets                                       (4,802)        (3,535)
           Other assets                                                                      (528)        (1,258)
           Accounts payable                                                                (7,916)       (10,799)
           Accrued payroll and employee benefits                                            1,376            215
           Accrued occupancy expense                                                        2,542            901
           Accrued merger and integration charges                                          (4,136)        (3,764)
           Other accrued expenses                                                             217         (6,094)
           Deferred rents                                                                     (63)           388
           Other liabilities                                                                   30            114
                                                                                 ---------------- --------------

    Net cash from (used in) operating activities                                          (16,129)         7,867
                                                                                    --------------  ------------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment                                       (15,503)        (6,574)
    Purchases of property held for sale and leaseback                                         (33)         -
    Proceeds from sales of property                                                            72          -
                                                                                   ---------------  -------------

    Net cash (used in) investing activities                                               (15,464)        (6,574)
                                                                                   ---------------   ------------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                              1,534          2,723
    Borrowings from bank credit facility                                                     -            47,200
    Repayment of bank credit facility                                                        -           (31,200)
    Increase (decrease) in bank overdraft                                                   6,561         (9,739)
    Tax benefit resulting from exercise of stock options                                      138            900
    Payment on capital lease obligations                                                   (3,241)        (2,781)
                                                                                  ---------------- --------------

    Net cash from financing activities                                                      4,992          7,103
                                                                                  ---------------    -----------

FOREIGN CURRENCY TRANSLATION GAINS                                                          1,030            379
                                                                                  --------------- --------------

INCREASE (DECREASE) IN CASH
    AND CASH EQUIVALENTS                                                                  (25,571)         8,775

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                                125,082         39,868
                                                                                    -------------   ------------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                $      99,511   $     48,643
                                                                                    =============   ============


                    The accompanying notes are an integral
                 part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997


         NOTE 1 - GENERAL:

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

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," (SFAS 130), during the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting of comprehensive income and its components. All prior periods have been presented in accordance with SFAS 130. The income tax expense related to items of other comprehensive income was approximately $644,000 and $237,000 for first quarter 1998 and 1997, respectively.

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 3, 1998 and May 4, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 1, 1998, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 6, 1998.


         NOTE 2 - EARNINGS PER SHARE:

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

         A reconciliation of the basic and diluted per share computations for first quarter of fiscal 1998 and 1997 are as follows:

                                                                              THIRTEEN WEEKS ENDED
                                                    -------------------------------------------------------------------------
                                                                MAY 3, 1998                          MAY 4, 1997
                                                    ---------------------------------    ------------------------------------
                                                                 WEIGHTED                               WEIGHTED
                                                                  AVERAGE    PER SHARE                  AVERAGE    PER SHARE
                                                INCOME (LOSS)   SHARES      AMOUNT     INCOME (LOSS)    SHARES    AMOUNT
             Net income (loss)                 $          153     115,745  $     0.00 $       (746)    114,295   $   (0.01)
                                                -------------  ----------   --------- -------------    -------   ----------
             Earnings per common share                    153     115,745        0.00         (746)    114,295       (0.01)

             Effect of dilutive securities:
              Options                                 -             1,018        0.00      -            -             -
                                               -------------- -----------  ----------  -------------   -------  -----------

             Earnings per common share -
              assuming dilution                 $         153     116,763   $    0.00  $      (746)    114,295  $    (0.01)
                                                ============= ===========   =========  ============    =======  ===========


                         PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED MAY 3, 1998 AND MAY 4, 1997



         At May 3, 1998, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately
         22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for first quarter 1998 due to the anti-dilutive effect they would have on earnings per share if converted.


         NOTE 3 - BUSINESS COMBINATIONS:

         During the fourth quarter of 1996, the Company acquired all of the outstanding equity interests of Pet City Holdings plc for approximately 7,844,000 shares of PETsMART common stock, plus approximately 304,000 shares reserved for issuance upon exercise of Pet City stock options assumed in the merger.

         During the first fiscal quarter ended May 4, 1997, the Company recorded merger and business integration charges related to the Pet City acquisition of $9.6 million before income taxes. These charges included costs associated with reformatting, refixturing, and remerchandising of the acquired superstores to the format consistent with that of a PETsMART superstore, including changing the tradename ($8.6 million), and other costs of integration ($1.0 million). Throughout fiscal 1997, the Company recorded a total of $13.6 million of similar business integration costs, primarily store conversion costs, associated with the Pet City merger.


         NOTE 4 - MERGER AND RESTRUCTURING COSTS:

         In the second fiscal quarter of 1997, the Company incurred charges of $61.0 million to cover (i) the costs of closing nine underperforming stores and relocating 24 stores previously identified as candidates for closure over the next two years, (ii) the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures, (iii) provisions for the closure of excess facilities, and (iv) other charges, including merger and integration charges of $4.1 million as a result of the Pet City acquisition and additional costs resulting from the Company's prior acquisitions. Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during the second quarter of 1997. Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses for the second quarter of 1997. The $16.1 million of other one-time expenses were comprised of the write-down or write-off of certain discontinued Discovery Center merchandise from cost to net realizable value and impaired assets, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

         The activity within the accrued merger and restructuring costs liability account during the first quarter 1998 is summarized below (in thousands):

                                                                 BALANCE AT     ADDITIONAL     PAYMENTS/          BALANCE AT
                                                                FEB. 1, 1998     EXPENSES    ASSET WRITE-OFFS    MAY 3, 1998
                                                                -------------   ----------   ----------------   ------------

             Lease termination & real estate costs             $   33,390$      $    -       $    (4,277)       $   29,113
             Accrued business integration costs                       347            -               (79)              268
                                                                -------------   ----------   ----------------   ------------
                                                               $   33,737$      $    -       $    (4,356)       $   29,381
                                                               ==============   ==========   ================   ============

                         PETSMART, INC. AND SUBSIDIARIES

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED MAY 3, 1998
                                AND MAY 4, 1997


         NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is substantially in compliance with the provisions of SOP 98-1 and does not anticipate a material effect on its financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company currently expenses its store preopening costs in the period in which the store opens. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999 and does not anticipate a material effect on earnings as a result of the adoption of SOP 98-5.


         NOTE 6 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         PETsMART adopted Statement of Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") at the beginning of fiscal 1998. SFAS 131 revised standards for the reporting of information about operating segments of public business enterprises. There was no change in the basis of segmentation or in the measurement of segment profit or loss compared to the 1997 fiscal year as a result of the adoption of SFAS 131.

         The Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, including veterinary services, along with the warehousing and corporate functions that support them. The PETsMART U.K. segment includes all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations. The PETsMART DIRECT segment represents the Company's direct marketing operations, including its separate corporate and warehousing functions. This segmentation is consistent with the format reviewed by the Company's management, in accordance with the provisions of SFAS 131.

                         PETSMART, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED MAY 3, 1998
                                AND MAY 4, 1997


         Operating results and other financial data by business segment for the thirteen weeks ended May 3, 1998 and May 4, 1997, were as follows:

                                                                                        FOR THE 13 WEEKS ENDED
                                                                                     ----------------------------
                                                                                         MAY 3,          MAY 4,
                                                                                         1998            1997
                                                                                     ------------      ----------
                                                                                            (in thousands)
         Net Sales:
         PETsMART North America                                                      $   422,293     $   350,516
         PETsMART U.K.                                                                    48,568          33,873
         PETsMART DIRECT - External customers                                             25,703          28,267
         PETsMART DIRECT - Intersegment                                                    2,488           1,369
         Eliminations                                                                     (2,488)         (1,369)
                                                                                     ------------      ----------

             Total net sales                                                         $   496,564     $   412,656
                                                                                     ===========     ===========

         Operating Income:
         PETsMART North America                                                       $    7,914      $    8,457
         PETsMART U.K.                                                                    (3,664)          1,080
         PETsMART DIRECT                                                                     780           2,404
         Merger, business integration and restructuring costs                            -                (9,631)
                                                                                  --------------      -----------

         Operating income                                                                  5,030           2,310
         Interest income                                                                     482              50
         Interest expense                                                                  5,264           2,712
                                                                                     -----------     -----------

             Income (loss) before income taxes                                       $       248      $     (352)
                                                                                     ===========      ===========

         Total assets by business segment as of May 3, 1998, and February 1, 1998, were as follows:

                                                                                         MAY 3,        FEBRUARY 1,
                                                                                         1998             1998
                                                                                     ------------      ----------
                                                                                             (in thousands)
         PETsMART North America                                                       $  705,015      $  715,691
         PETsMART U.K.                                                                    97,804          87,731
         PETsMART DIRECT                                                                  35,079          36,265
                                                                                     -----------    ------------

             Total assets                                                             $  837,898      $  839,687
                                                                                      ==========      ==========

         Net sales in the PETsMART North America segment increased $71.8 million or 20.5%, during the first thirteen weeks of fiscal 1998 as compared to the same period in fiscal 1997. The main sources of this increase were a net increase in the number of stores open in North America from 347 at May 4, 1997 to 410 at May 3, 1998, and a comparable store sales increase of 6.4% for the first thirteen weeks of fiscal 1998. Operating income in the PETsMART North America segment decreased $0.5 million from the first quarter of fiscal 1997. This decrease reflects increased store operating expenses resulting from the "Back-to-Basics" initiatives, which included higher store payroll costs to improve customer service and a return to historical advertising strategies, and increased general and administrative expenses resulting from expenses associated with closed stores and additional information systems costs incurred in connection with systems initiatives.

                         PETSMART, INC. AND SUBSIDIARIES

   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS THIRTEEN WEEKS ENDED MAY 3, 1998
                                AND MAY 4, 1997


         Net sales for the first quarter 1998 increased $14.7 million, or 43.4%, from the first quarter 1997 in the PETsMART U.K. segment. The number of open stores increased from 63 at May 4, 1997 to 89 at May 3, 1998. Comparable stores sales increased 1.0%. The U.K. segment reported an operating loss of $3.7 million in the first quarter 1998 versus operating income of $1.1 million for the first quarter 1997. The decline is the result of the disappointing U.K. comparable store sales increases due to decreased advertising expenditures in 1998 versus last year when the Company was changing the trade name from Pet City to PETsMART, higher occupancy costs, particularly in the new, larger stores, the allocation of certain 1997 incremental advertising costs as a component of merger, business integration and restructuring costs, and increased warehouse and distribution costs.

         The PETsMART DIRECT segment reported decreased net sales and operating income in the first quarter 1998 compared to first quarter 1997. The decreases in both areas reflect a decision to reduce circulation of both the pet and equine catalogs during the first quarter of 1998.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Purchasing and Distribution, Competition, and Risk Factors included in the Company's Form 10-K for the year ended February 1, 1998.

OVERVIEW

         PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At May 3, 1998, the Company operated 499 superstores, consisting of 395 superstores in the United States, 89 superstores in the United Kingdom, and 15 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Earnings per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

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

         The $16.1 million of other one-time expenses in the second quarter of fiscal 1997 were comprised of the write-down or write-off of certain discontinued merchandise and impaired assets, and other matters. Of these expenses, the $9.4 million that was reflected as a component of cost of goods sold included the writedown of the Discovery Center inventory from cost to net realizable value in connection with the discontinuance of that department, as well as the writedown of certain non-Discovery Center inventory from cost to net realizable value as a result of the decision to exit other product categories. As a consequence of its "Back to Basics" initiatives and to better focus its merchandise selections on pet-related products, the Company determined that its "Discovery Center" merchandise, consisting primarily of educational and human-oriented items, should be discontinued. Given the square footage and store location devoted to this area, combined with the lower turnover and sell-through gross margin, management believed the store area would be better utilized with different merchandise. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

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

The activity within the accrued merger and restructuring costs liability account during first quarter 1998 is summarized below (in thousands):

                                                 BALANCE AT        ADDITIONAL          PAYMENTS/           BALANCE AT
                                                FEB. 1, 1998        EXPENSES        ASSET WRITE-OFFS      MAY 3, 1998
                                                ------------       ----------       ----------------      -----------
         Lease termination & real
           estate costs                         $ 33,390         $    -               $ (4,277)             $ 29,113
         Accrued business
           integration costs                         347              -                    (79)                  268
                                             -----------         ----------        ------------          -----------
                                                $ 33,737          $   -               $ (4,356)             $ 29,381
                                                ========          =========           =========             ========

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations:

                                                                                  THIRTEEN WEEKS ENDED
                                                                                  --------------------
                                                                                   MAY 3,        MAY 4,
                                                                                    1998          1997
                                                                                  --------       ------
STATEMENT OF OPERATIONS DATA:
Net sales                                                                          100.0%         100.0%
Cost of sales                                                                       75.4           75.4
                                                                                  ------         ------

Gross profit                                                                        24.6           24.6
Store operating expenses                                                            19.7           18.7
Store preopening expenses                                                            0.9            0.8
General and administrative expenses                                                  3.0            2.3
Merger, business integration and restructuring costs                               -                2.3
                                                                                  ------         ------

Operating income (loss)                                                              1.0            0.6
Interest income                                                                      0.1            0.0
Interest expense                                                                     1.1            0.7
                                                                                  ------            ---

Income (loss) before income taxes                                                    0.0           (0.1)

Income tax expense                                                                   0.0            0.1
                                                                                  ------         ------

Net income (loss)                                                                    0.0%          (0.2)%
                                                                                  =======        ========


FIRST QUARTER FISCAL 1998 COMPARED TO FIRST QUARTER FISCAL 1997

         The following discussion of results of operations for first quarter 1998 and first quarter 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

         Net sales increased 20.3% to approximately $496.6 million for the thirteen weeks ended May 3, 1998 from $412.7 million for the thirteen weeks ended May 4, 1997. Comparable North American store sales increased 6.4% for the quarter, and comparable United Kingdom store sales increased 1.0%. During the first quarter, the Company opened 34 new superstores, including seven replacement stores, and closed eight stores in North America and opened six stores and closed one store in the United Kingdom. The Company had 499 superstores in operation at May 3, 1998 compared to 410 superstores open at May 4, 1997.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, remained constant as a percentage of net sales at 24.6% for both first quarter 1998 and first quarter 1997. This result principally reflected an improved merchandise mix, additional vendor discounts and better shrink experience, offset by the return to Everyday Low Pricing Strategy in North American stores, higher occupancy costs in certain new locations, particularly in newer United Kingdom stores, increased United Kingdom warehouse and distribution costs and higher personnel costs in veterinarian and grooming operations.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.7% for first quarter 1998 from 18.7 % for first quarter 1997. The increase reflected a continued commitment to increase service levels in both North American and United Kingdom stores.

         Store preopening expenses as a percentage of net sales increased to 0.9% for first quarter 1998, compared to 0.8% for first quarter 1997. Including seven North American replacement stores and six new United Kingdom stores, 40 stores were opened during first quarter 1998. The average store preopening expense of $106,000 per store in first quarter 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

         General and administrative expenses as a percentage of sales increased to 3.0% for first quarter 1998, as compared to 2.3% for first quarter 1997. The increase was directly related to costs incurred in connection with the closure of stores and additional management information system costs related to worldwide systems initiatives.

         The Company's operating income decreased to $5.0 million for first quarter 1998 from $11.9 million for first quarter 1997, excluding the $9.6 million of merger and business integration charges recorded in first quarter 1997 related to the Pet City acquisition. Excluding the merger and integration charges, operating income as a percentage of net sales decreased from 2.9% for first quarter 1997 to 1.0% for first quarter 1998. This decrease was primarily due to increased store operating expenses and general and administrative expenses as described above. The decrease also was a result of disappointing sales and gross margins in the United Kingdom stores.

         Interest income increased to $0.5 million for first quarter 1998 from $0.1 million for first quarter 1997 principally due to the increase in average cash balances from the note offering completed in November 1997. Interest expense increased to $5.3 million for the first quarter 1998 from $2.7 million for first quarter 1997. The increase was also primarily related to the note offering completed in November 1997.

         For both fiscal 1998 and fiscal 1997, income taxes were provided at an annual effective rate of 38.5%. The Company's income tax provision for the first quarter 1997 reflected the nondeductibility of certain costs included in the merger and business integration charges.

         As a result of the foregoing, the Company reported net income of $0.2 million (or $0.00 per share - diluted) for first quarter 1998 compared to a net loss of $0.7 million (or $0.00 per share - diluted) for the first quarter 1997. Excluding the first quarter 1997 merger and business integration charges and the related tax benefits, net income for first quarter 1997, on a comparable basis, was $5.7 million (or $0.05 per share - diluted).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

         At May 3, 1998, total assets were $837.9 million, of which $499.6 million were current assets. Cash and cash equivalents were $99.5 million.

         Cash used in operations was $16.1 million for the thirteen weeks ended May 3, 1998, compared to cash provided by operations of $7.9 million for the same period of the prior year. Approximately $10.2 million of the net cash used in operations during the thirteen weeks ended May 3, 1998 related to the timing of inventory purchases and payments during the first quarter 1998 for inventory balances required for the stores opened in first quarter 1998. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 35.4% at May 3, 1998, compared to 36.1% at February 1, 1998. Inventory balances were approximately $319.8 million at May 3, 1998, and $317.5 million at February 1, 1998. Average North American store inventory, which excludes the inventory of PETsMART Direct, decreased 5.9% to $665,000 per store at May 3, 1998, from approximately $707,000 at February 1, 1998.

         The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $15.5 million for the thirteen weeks ended May 3, 1998.

         Net cash flow from financing activities, primarily the change in the Company's bank overdraft and proceeds from the exercise of employee stock options, was $5.0 million for the thirteen weeks ended May 3, 1998.

         The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs and corporate investment, including costs associated with the development and implementation of the Company's new information system and for working capital.

         All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $600,000. This amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $200,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $450,000 for inventory, net of accounts payable. Approximately $400,000 is required for store fixtures and equipment, which is typically fully-funded through lease financing.

         Based upon the Company's current plan to open approximately 42 additional North American superstores by the end of fiscal 1998, approximately $42.0 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1998, of which approximately $16.8 million will be financed through equipment leases. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART is in the design/application development stage of developing and implementing an integrated worldwide information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system may be financed through lease transactions, although there can be no assurance that the actual costs for the new system will not exceed current estimates. There can be no assurance that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system on a timely basis could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented, by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

         Capital expenditures, net of construction allowances, were approximately $15.5 million during first quarter 1998. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

         Management believes that its existing cash and cash equivalents, together with cash flow from operations, borrowing capacity under its bank credit facility and available lease financing will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and to make planned capital expenditures and scheduled debt payments, to refinance indebtedness and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

SEASONALITY AND INFLATION

         The Company's business is subject to some seasonal fluctuation and it typically realizes a substantial portion of its net sales and operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs, such as flea and tick problems, have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART's superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is substantially in compliance with the provisions of SOP 98-5 and does not anticipate a material effect on its financial statements.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company currently expenses its store preopening costs in the period in which the store opens. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled In Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), and appointing lead counsel. Plaintiffs have sixty days from the date of the District Court's order to file an amended consolidated complaint. The Company believes that the allegations presently on file by the putative class representatives are without merit and the Company intends to defend itself vigorously.

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

         On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Carucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The parties filed a case management report on June 3, 1998 which outlines the anticipated discovery.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - None.


(b) Reports on Form 8-K

         During the thirteen weeks ended May 3, 1998, the Company filed the following report on Form 8-K:

         Current Report on Form 8-K, dated February 24, 1998, and filed on or about February 25, 1998, in which the Company announced its earnings for the fiscal year ended February 1, 1998.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 16, 1998.

                                                        PETSMART, INC.
                                                        (Registrant)


/s/  Neil T. Watanabe                        /s/  Kenneth A. Conway
     ----------------                             -----------------
     Neil T. Watanabe                             Kenneth A. Conway
     Executive Vice President and                 Vice President and
     Chief Financial Officer                      Controller
     (Principal Financial Officer)                (Principal Accounting Officer)