Form 10-Q
period 1998-08-02
PETSMART INC
filed 1998-09-11
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 AUGUST 2, 1998

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

     COMMON STOCK, $.0001 PAR VALUE, 116,138,274 SHARES AT SEPTEMBER 4, 1998

                                 PETsMART, INC.

                                      INDEX

                                                                            Page

Part I.    Financial Information

           Item 1. Financial Statements

                   Consolidated Balance Sheets at August 2, 1998
                   and February 1, 1998                                        3

                   Consolidated Statements of Operations
                   for the thirteen and twenty-six weeks ended
                   August 2, 1998 and August 3, 1997                           4

                   Consolidated Statements of Cash Flows
                   for the twenty-six weeks ended
                   August 2, 1998 and August 3, 1997                           5

                   Notes to Consolidated Financial Statements                  6


           Item 2. Management's Discussion and Analysis
                   of Financial Condition and Results of
                   Operations                                                 12


Part II.   Other Information

           Item 1. Legal Proceedings                                          20

           Item 4. Submission of Matters to a Vote of
                   Security Holders                                           20

           Item 6. Exhibits and Reports on Form 8-K                           21

Signatures                                                                    22

                         PETsMART, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                        AUGUST 2,    FEBRUARY 1,
                                                                          1998          1998
                                                                        ---------     ---------
ASSETS

Cash and cash equivalents                                               $ 120,166     $ 125,082
Receivables                                                                51,325        45,853
Merchandise inventories                                                   309,740       317,547
Prepaid expenses and other current assets                                  29,695        27,228
                                                                        ---------     ---------

       Total current assets                                               510,926       515,710

Property held for sale and leaseback                                        6,752         2,212
Property and equipment, net                                               252,504       242,384
Other assets                                                               81,333        79,381
                                                                        ---------     ---------

       Total assets                                                     $ 851,515     $ 839,687
                                                                        =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                        $ 121,492     $ 114,692
Accrued payroll and employee benefits                                      19,206        18,559
Accrued occupancy expense                                                  16,171        10,548
Accrued merger and restructuring costs                                     27,034        33,737
Other accrued expenses                                                     26,909        29,980
Current maturities of capital leases                                       11,975        10,753
                                                                        ---------     ---------

       Total current liabilities                                          222,787       218,269

6 3/4% Subordinated Convertible Notes                                     200,000       200,000
Capital lease obligations                                                  72,197        68,008
Deferred rents                                                             16,720        17,015
Other liabilities                                                           1,701         1,701
                                                                        ---------     ---------

       Total liabilities                                                  513,405       504,993
                                                                        ---------     ---------

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none outstanding                                            --            --
    Common stock; $.0001 par value; 250,000 shares
       authorized, 116,137 and 115,629 shares issued and outstanding           11            11
    Additional paid-in capital                                            389,788       383,338
    Accumulated deficit                                                   (49,651)      (48,126)
    Cumulative foreign currency translation adjustments                    (2,038)         (529)
                                                                        ---------     ---------

       Total stockholders' equity                                         338,110       334,694
                                                                        ---------     ---------

       Total liabilities and stockholders' equity                       $ 851,515     $ 839,687
                                                                        =========     =========

    The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                     FOR THE 13 WEEKS ENDED          FOR THE 26 WEEKS ENDED
                                                   ---------------------------     ---------------------------
                                                     AUG. 2,         AUG. 3,         AUG. 2,         AUG. 3,
                                                      1998            1997            1998            1997
                                                   -----------     -----------     -----------     -----------
Net sales                                          $   509,846     $   425,860     $ 1,006,410     $   838,514
Cost of sales                                          388,252         329,413         762,675         640,386
                                                   -----------     -----------     -----------     -----------

       Gross profit                                    121,594          96,447         243,735         198,128

Store operating expenses                                96,579          87,257         194,626         164,396
Store preopening expenses                                3,276           2,827           7,534           6,009
General and administrative expenses                     19,637          15,082          34,443          24,501
Merger, business integration and
       restructuring costs                                  --          44,891              --          54,522
                                                   -----------     -----------     -----------     -----------

       Operating income (loss)                           2,102         (53,610)          7,132         (51,300)

Interest income                                          1,138              63           1,620             113
Interest expense                                        (5,969)         (3,404)        (11,233)         (6,116)
                                                   -----------     -----------     -----------     -----------

       Loss before income taxes                         (2,729)        (56,951)         (2,481)        (57,303)

Income tax benefit                                      (1,051)        (21,235)           (956)        (20,841)
                                                   -----------     -----------     -----------     -----------

       Net loss                                         (1,678)        (35,716)         (1,525)        (36,462)
                                                   -----------     -----------     -----------     -----------

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments         (2,539)            170          (1,509)            549
                                                   -----------     -----------     -----------     -----------

Other comprehensive income (loss)                       (2,539)            170          (1,509)            549
                                                   -----------     -----------     -----------     -----------

       Comprehensive loss                          $    (4,217)    $   (35,546)    $    (3,034)    $   (35,913)
                                                   ===========     ===========     ===========     ===========

Earnings per common share - basic:
       Net loss                                    $     (0.01)    $     (0.31)    $     (0.01)    $     (0.32)
                                                   ===========     ===========     ===========     ===========

Earnings per common share - assuming dilution:
       Net loss                                    $     (0.01)    $     (0.31)    $     (0.01)    $     (0.32)
                                                   ===========     ===========     ===========     ===========

The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                            FOR THE 26 WEEKS ENDED
                                                            -----------------------
                                                             AUG. 2,       AUG. 3,
                                                              1998          1997
                                                            ---------     ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net loss                                                $  (1,525)    $ (36,462)
    Adjustments to reconcile net loss to net cash
       from (used in) operating activities -
           Depreciation and amortization                       21,222        16,579
           Loss on disposal of property and equipment             808           124
       Changes in assets and liabilities:
           Receivables                                        (14,650)       (6,898)
           Merchandise inventories                              7,951        15,912
           Prepaid expenses and other current assets           (2,467)      (12,236)
           Other assets                                        (2,592)      (14,012)
           Accounts payable                                      (677)      (14,416)
           Accrued payroll and employee benefits                  647           267
           Accrued occupancy expense                            5,623         4,763
           Accrued merger and integration charges              (6,873)       32,196
           Other accrued expenses                              (3,065)      (21,585)
           Deferred rents                                        (295)        1,001
           Other liabilities                                       --           120
                                                            ---------     ---------

    Net cash from (used in) operating activities                4,107       (34,647)
                                                            ---------     ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment           (21,305)      (17,888)
    Purchases of property held for sale and leaseback          (3,063)           --
    Proceeds from sales of property                            11,742           171
                                                            ---------     ---------

    Net cash used in investing activities                     (12,626)      (17,717)
                                                            ---------     ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                  4,673         6,398
    Borrowings from bank credit facility                           --        95,100
    Repayment of bank credit facility                              --       (39,100)
    Increase (decrease) in bank overdraft                       7,477       (12,318)
    Tax benefit resulting from exercise of stock options          427         1,500
    Payment on capital lease obligations                       (7,465)       (5,122)
                                                            ---------     ---------

    Net cash from financing activities                          5,112        46,458
                                                            ---------     ---------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                    (1,509)          549
                                                            ---------     ---------

DECREASE IN CASH
    AND CASH EQUIVALENTS                                       (4,916)       (5,357)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                    125,082        39,868
                                                            ---------     ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                        $ 120,166     $  34,511
                                                            =========     =========

    The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


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

         The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting of comprehensive income and its components. All prior periods have been presented in accordance with SFAS 130. The income tax expense (benefit) related to items of other comprehensive income was approximately $(1,589,000) and $106,000 for second quarter 1998 and 1997, respectively. For the twenty-six weeks ended August 2, 1998 and August 3, 1997, the income tax expense (benefit) related to items of other comprehensive income was approximately $(945,000) and $344,000, respectively.

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and twenty-six weeks ended August 2, 1998 and August 3, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 1, 1998, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 6, 1998.


         NOTE 2 - EARNINGS PER SHARE:

         PETsMART adopted Statement of Financial Accounting Standards No. 128, "Earnings Per Share" ("SFAS 128") in fiscal 1997. SFAS 128 revised standards for the computation and presentation of earnings per share, requiring the presentation of both basic earnings per share and earnings per share assuming dilution. All prior period earnings per share data presented has been restated in accordance with SFAS 128.

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

         A reconciliation of the basic and diluted per share computations for the thirteen weeks and twenty-six weeks ended August 2, 1998 and August 3, 1997 are as follows:

                                                                      THIRTEEN WEEKS ENDED
                                             -----------------------------------------------------------------------
                                                       AUGUST 2, 1998                       AUGUST 3, 1997
                                             --------------------------------       --------------------------------
                                                          WEIGHTED                               WEIGHTED
                                                          AVERAGE     PER SHARE                  AVERAGE     PER SHARE
                                           INCOME (LOSS)   SHARES       AMOUNT    INCOME (LOSS)   SHARES       AMOUNT
                                             --------     --------      ------      --------     --------      ------
         Net loss                            $ (1,678)     116,104      $(0.01)     $(35,716)     114,758      $(0.31)
                                             --------     --------      ------      --------     --------      ------
         Earnings (loss) per common share      (1,678)     116,104       (0.01)      (35,716)     114,758       (0.31)

         Effect of dilutive securities:
          Options                                  --           --          --            --           --          --
                                             --------     --------      ------      --------     --------      ------

         Earnings (loss) per common
           share - assuming dilution         $ (1,678)     116,104      $(0.01)     $(35,716)     114,758      $(0.31)
                                             =========     ========     ======      =========    ========      ======

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


                                                                     TWENTY-SIX WEEKS ENDED
                                             ----------------------------------------------------------------------
                                                       AUGUST 2, 1998                        AUGUST 3, 1997
                                             --------------------------------      --------------------------------
                                                          WEIGHTED                              WEIGHTED
                                                          AVERAGE    PER SHARE                  AVERAGE    PER SHARE
                                           INCOME (LOSS)   SHARES      AMOUNT    INCOME (LOSS)   SHARES      AMOUNT
                                             --------     --------     ------      --------     --------     ------
         Net loss                            $ (1,525)     115,984     $(0.01)     $(36,462)     114,475     $(0.32)
                                             --------     --------     ------      --------     --------     ------
         Earnings (loss) per common share      (1,525)     115,984      (0.01)      (36,462)     114,475      (0.32)

         Effect of dilutive securities:
          Options                                  --           --        --             --           --         --
                                             --------     --------     ------      --------     --------     ------

         Earnings (loss) per common
          share - assuming dilution        $ (1,525)     115,984     $(0.01)     $(36,462)     114,475     $(0.32)
                                           ========     ========     ======      ========     ========     ======

         At August 2, 1998, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately
         22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 2, 1998 due to the anti-dilutive effect they would have on earnings per share if converted.


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


         NOTE 4 - MERGER AND RESTRUCTURING COSTS:

         In second quarter 1997, the Company incurred charges of $61.0 million to cover (i) the costs of closing nine underperforming stores and relocating 24 stores previously identified as candidates for closure over the next two years, (ii) the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures, (iii) provisions for the closure of excess facilities, and (iv) other charges, including merger and

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


         integration charges of $4.1 million as a result of the Pet City acquisition and additional costs resulting from the Company's prior acquisitions (See Note 3). Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during second quarter 1997. Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses for second quarter 1997. The $16.1 million of other one-time expenses were comprised of the write-down or write-off of certain discontinued Discovery Center merchandise from cost to net realizable value and impaired assets, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

         The activity within the accrued merger and restructuring costs liability account during the first and second quarter 1998 is summarized below (in thousands):

                                                  BALANCE AT     ADDITIONAL       PAYMENTS/        BALANCE AT
                                                 FEB. 1, 1998     EXPENSES     ASSET WRITE-OFFS   AUG. 2, 1998
                                                  --------        --------        --------          --------
         Lease termination & real estate costs    $ 33,390        $     --        $ (6,596)         $ 26,794
         Accrued business integration costs            347              --            (107)              240
                                                  --------        --------        --------          --------
                                                  $ 33,737        $     --        $ (6,703)         $ 27,034
                                                  ========        ========        ========          ========

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


         the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. The Company is evaluating the effect SFAS 133 will have on its financial reporting and disclosures and when the statement will be adopted.

         NOTE 6 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         PETsMART adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") at the beginning of fiscal 1998. SFAS 131 revised standards for the reporting of information about operating segments of public business enterprises. There was no change in the basis of segmentation or in the measurement of segment profit or loss compared to the 1997 fiscal year as a result of the adoption of SFAS 131.

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


         Operating results and other financial data by business segment for the thirteen and twenty-six weeks ended August 2, 1998 and August 3, 1997, were as follows:

                                                          FOR THE 13 WEEKS ENDED           FOR THE 26 WEEKS ENDED
                                                        ---------------------------     ---------------------------
                                                          AUG. 2,         AUG. 3,         AUG. 2,         AUG. 3,
                                                           1998            1997            1998            1997
                                                        -----------     -----------     -----------     -----------
                                                               (in thousands)                  (in thousands)
Net sales:
PETsMART North America                                  $   436,085     $   361,334     $   858,378     $   711,848
PETsMART U.K                                                 48,384          39,353          96,952          73,226
PETsMART DIRECT - External customers                         25,377          25,173          51,080          53,440
PETsMART DIRECT - Intersegment                                3,785           4,014           6,273           5,383
Eliminations                                                 (3,785)         (4,014)         (6,273)         (5,383)
                                                        -----------     -----------     -----------     -----------

    Total net sales                                     $   509,846     $   425,860     $ 1,006,410     $   838,514
                                                        ===========     ===========     ===========     ===========

Operating income (loss):
PETsMART North America                                  $     4,058     $     5,584     $    11,972     $    14,040
PETsMART U.K                                                 (3,422)            571          (7,086)          1,652
PETsMART DIRECT                                               1,466           1,276           2,246           3,680
Merger, business integration and restructuring costs             --         (61,041)             --         (70,672)
                                                        -----------     -----------     -----------     -----------

Operating income (loss)                                       2,102         (53,610)          7,132         (51,300)
Interest income                                               1,138              63           1,620             113
Interest expense                                             (5,969)         (3,404)        (11,233)         (6,116)
                                                        -----------     -----------     -----------     -----------

    Loss before income taxes                            $    (2,729)    $   (56,951)    $    (2,481)    $   (57,303)
                                                        ===========     ===========     ===========     ===========

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


         Total assets by business segment as of August 2, 1998, and February 1, 1998, were as follows:

                                                         AUG. 2,       FEB. 1,
                                                          1998          1998
                                                       ----------    ----------
                                                            (in thousands)
         PETsMART North America                        $  720,870    $  715,691
         PETsMART U.K.                                     94,975        87,731
         PETsMART DIRECT                                   35,670        36,265
                                                       ----------    ----------

             Total assets                              $  851,515    $  839,687
                                                       ==========    ==========

         Net sales in the PETsMART North America segment increased $74.8 million, or 20.7%, during the second quarter of fiscal 1998 as compared to the same period in fiscal 1997. The main sources of this increase were a net increase in the number of stores open in North America from 373 at August 3, 1997 to 432 at August 2, 1998, and a comparable store sales increase of 8.0% for the second quarter of fiscal 1998. Operating income in the PETsMART North America segment decreased $1.5 million from the second quarter of fiscal 1997. This decrease reflected increased general and administrative expenses resulting from $4.7 million of expenses associated with legal and settlement costs and executive severance.

         Net sales for the second quarter 1998 increased $9.0 million, or 22.9%, from the second quarter 1997 in the PETsMART U.K. segment. The number of open stores increased from 67 at August 3, 1997 to 89 at August 2, 1998. Comparable stores sales decreased 3.3%. The U.K. segment reported an operating loss of $3.4 million in the second quarter 1998 versus operating income of $0.6 million for the second quarter 1997. The decline was the result of the U.K. comparable store sales decreases due to reduced advertising expenditures in 1998 versus last year when the Company was changing the trade name from Pet City to PETsMART, higher occupancy costs, particularly in the new, larger stores, and increased warehouse and distribution costs.

         The PETsMART DIRECT segment reported slightly increased net sales and operating income in the second quarter 1998 compared to second quarter 1997. The increases in both areas were inclusive of a decision to reduce circulation of nonproductive catalogs during the first and second quarters of 1998.

         For the twenty-six weeks ended August 2, 1998, net sales in the PETsMART North America segment increased $146.5 million, or 20.6%, as compared to the same period in fiscal 1997. The main sources of this increase were a net increase in the number of stores open in North America from 373 at August 3, 1997 to 432 at August 2, 1998, and a comparable store sales increase of 7.2% for the twenty-six weeks ended August 2, 1998. Operating income in the PETsMART North America segment decreased $2.1 million from the comparable twenty-six week period of fiscal 1997. This decrease reflected increased general and administrative expenses resulting from $4.7 million of expenses associated with legal and settlement costs and executive severance.

         Net sales for the PETsMART U.K. segment increased $23.7 million, or 32.4%, in the twenty-six weeks ended August 2, 1998 as compared to the same period in 1997. The number of open stores increased from 67 at August 3, 1997 to 89 at August 2, 1998. Comparable stores sales for the twenty-six week period decreased 1.3%. The U.K. segment reported an operating loss of $7.1 million in the twenty-six week period ended August 2, 1998 versus operating income of $1.7 million for the same period in 1997. The decline was the result of the disappointing U.K. comparable store sales increases due to decreased advertising expenditures in 1998 versus last year when the Company was changing the trade name from Pet City to PETsMART, higher occupancy costs, particularly in the new, larger stores, and increased warehouse and distribution costs.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 AND AUGUST 3, 1997


         The PETsMART DIRECT segment reported decreased net sales and operating income in the twenty-six week period ended August 2, 1998 compared to the same period in 1997. The decreases in both areas reflected a decision to reduce circulation of nonproductive catalogs during the first and second quarters of 1998.

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

OVERVIEW

         PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At August 2, 1998, the Company operated 521 superstores, consisting of 414 superstores in the United States, 89 superstores in the United Kingdom, and 18 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Earnings (loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of new and existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company anticipates that its comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. The Company currently charges preopening costs associated with each new superstore to earnings when the superstore is opened. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

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

         As a result of the acquisition of Pet City, the Company recorded charges for merger and business integration costs of $13.6 million during the full fiscal year 1997 (including $10.7 million incurred through second quarter
1997), primarily related to reformatting, refixturing, and remerchandising the acquired stores to the PETsMART superstore format and other costs of integration. The majority of these expenses related to an advertising program to promote the new store image and format. The Company also recorded charges of approximately $3.0 million for merger and business integration costs during second quarter 1997 as a result of additional real estate costs incurred in connection with certain of its previous acquisitions.

The activity within the accrued merger and restructuring costs liability account during first and second quarter 1998 is summarized below (in thousands):

                              BALANCE AT     ADDITIONAL      PAYMENTS/         BALANCE AT
                             FEB. 1, 1998     EXPENSES    ASSET WRITE-OFFS    AUG. 2, 1998
                               --------       --------        --------          --------
Lease termination & real
  estate costs                 $ 33,390       $     --        $ (6,596)..       $ 26,794
Accrued business
  integration costs                 347             --            (107)..            240
                               --------       --------        --------          --------
                               $ 33,737       $     --        $ (6,703)..       $ 27,034
                               ========       ========        ========          ========

         In November 1997, $200,000,000 of 6 3/4% Subordinated Convertible Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" (as defined in Rule 144A of the Securities Act) in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act of 1933, as amended. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations:

                                                       THIRTEEN WEEKS ENDED   TWENTY-SIX WEEKS ENDED
                                                         ----------------        ----------------
                                                        AUG. 2,     AUG. 3,     AUG. 2,     AUG. 3,
                                                         1998       1997(a)      1998       1997(a)
                                                         -----      -----        -----      -----
STATEMENT OF OPERATIONS DATA:
Net sales                                                100.0%     100.0%       100.0%     100.0%
Cost of sales                                             76.2       75.1         75.8       75.2
                                                         -----      -----        -----      -----

Gross profit                                              23.8       24.9         24.2       24.8
Store operating expenses                                  18.9       19.7         19.3       19.2
Store preopening expenses                                  0.6        0.7          0.7        0.7
General and administrative expenses                        3.9        2.7          3.4        2.5
Merger, business integration and restructuring costs        --       10.5           --        6.5
                                                         -----      -----        -----      -----

Operating income (loss)                                    0.4       (8.8)         0.7       (4.2)
Interest income                                            0.2        0.0          0.2        0.0
Interest expense                                           1.2        0.8          1.1        0.7
                                                         -----      -----        -----      -----

Loss before income taxes                                  (0.5)      (9.6)        (0.2)      (4.9)

Income tax benefit                                        (0.2)      (3.6)        (0.1)      (1.8)
                                                         -----      -----        -----      -----

Net loss                                                  (0.3)%     (6.0)%       (0.2)%     (3.1)%
                                                         =====      =====        =====      =====

(a) Excludes restructuring charges of $9.4 million, $3.3 million, and $3.4 million recorded as components of cost of sales, store operating expenses, and general and administrative expenses, respectively. See "Developments During Fiscal 1997" above.

SECOND QUARTER FISCAL 1998 COMPARED TO SECOND QUARTER FISCAL 1997

         The following discussion of results of operations for second quarter 1998 and second quarter 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

         Net sales increased 19.7% to approximately $509.8 million for the thirteen weeks ended August 2, 1998 from $425.9 million for the thirteen weeks ended August 3, 1997. Comparable North American store sales increased 8.0% for the quarter, and comparable United Kingdom store sales decreased 3.3%. During second quarter 1998, the Company opened 28 new superstores, including four replacement stores, and closed two stores in North America and opened one store and closed one store in the United Kingdom. The Company had 521 superstores in operation at August 2, 1998 compared to 440 superstores open at August 3, 1997.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales from 24.9% for second quarter 1997 to 23.8% in second quarter 1998. This result principally reflected improved product margins offset by higher occupancy costs in certain new locations, particularly in newer United Kingdom stores, increased warehouse and distribution costs and higher personnel costs in veterinarian operations.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 18.9% for second quarter 1998 from 19.7% for second quarter 1997. The decrease reflected a reduction in North American advertising expenses and an ongoing focus on expense management in the retail operations.

         Store preopening expenses as a percentage of net sales decreased to 0.6% for second quarter 1998, compared to 0.7% for second quarter 1997. Including four North American replacement stores and one new United Kingdom store, 29 stores were opened during second quarter 1998. The average store preopening expense of $113,000 per store in second quarter 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

         General and administrative expenses as a percentage of sales increased to 3.9% for second quarter 1998, as compared to 2.7% for second quarter 1997. The increase was directly related to legal and settlement costs, executive severance, costs incurred in connection with the closure of stores and additional management information system costs related to worldwide systems initiatives. Excluding the $4.7 million of nonrecurring legal and settlement costs and executive severance, general and administrative expenses as a percentage of sales were 2.9% for second quarter 1998.

         The Company's operating income decreased to $2.1 million for second quarter 1998 from $7.4 million for second quarter 1997, excluding the $61.0 million of merger and restructuring charges recorded in second quarter 1997. Excluding the merger and restructuring charges, operating income as a percentage of net sales decreased from 1.7% for second quarter 1997 to 0.4% for second quarter 1998. This decrease was primarily due to increased cost of sales and general and administrative expenses as described above. The decrease also was a result of disappointing sales and gross margins in the United Kingdom stores.

         Interest income increased to $1.1 million for second quarter 1998 from $0.1 million for second quarter 1997 principally due to the increase in average cash balances from the offering of Notes completed in November 1997, as well as the planned reduction in per-store inventory during 1998. Interest expense increased to $6.0 million for the second quarter 1998 from $3.4 million for second quarter 1997. The increase was also primarily related to the note offering completed in November 1997.

         For second quarter 1998, income taxes were provided at an annual effective rate of 38.5%. The Company's income tax provision for second quarter 1997 reflected the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% for the first half of 1997.

         As a result of the foregoing, the Company reported a net loss of $1.7 million (or $0.01 per share - diluted) for second quarter 1998 compared to a net loss of $35.7 million (or $0.31 per share - diluted) for the second quarter 1997. Excluding the second quarter 1997 merger and restructuring charges and the related tax benefits, net income for second quarter 1997, on a comparable basis, was $2.5 million (or $0.02 per share - diluted).

TWENTY-SIX WEEKS ENDED AUGUST 2, 1998 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 3, 1997

         The following discussion of results of operations for the twenty-six weeks ended August 2, 1998 and August 3, 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

         Net sales increased 20.0% to approximately $1.01 billion for the twenty-six weeks ended August 2, 1998 from $838.5 million for the twenty-six weeks ended August 3, 1997. Comparable North American store sales increased 7.2% for the period, and comparable United Kingdom store sales decreased 1.3%. During the twenty-six weeks ended August 2, 1998, the Company opened 62 new superstores, including 11 replacement stores, and closed 10 stores in North America and opened seven stores and closed two stores in the United Kingdom. The Company had 521 superstores in operation at August 2, 1998 compared to 440 superstores open at August 3, 1997.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.2% for the twenty-six week periods ended August 2, 1998 from 24.8% for the same period in 1997. This result principally reflected improved product margins offset by higher occupancy costs in certain new locations, particularly in newer United Kingdom stores, increased United Kingdom warehouse and distribution costs and higher personnel costs in veterinarian operations.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased slightly as a percentage of net sales to 19.3% for the twenty-six weeks ended August 2, 1998 from 19.2% for the twenty-six weeks ended August 3, 1997.

         Store preopening expenses as a percentage of net sales remained constant at 0.7% for the twenty-six weeks ended August 2, 1998, compared to 0.7% for the same period in 1997. Including 11 North American replacement stores and seven new United Kingdom stores, 69 stores were opened during the first twenty-six weeks of fiscal 1998. The average store preopening expense of $109,000 per store in the first twenty-six weeks of fiscal 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

         General and administrative expenses as a percentage of sales increased to 3.4% for the twenty-six weeks ended August 2, 1998, as compared to 2.5% for the twenty-six weeks ended August 3, 1997. The increase was directly related to costs incurred in connection with the closure of stores and additional management information system costs related to worldwide systems initiatives, as well as $4.7 million of nonrecurring legal and settlement costs and executive costs recorded in second quarter 1998. Excluding the legal and severance costs, general and administrative costs as a percentage of sales were 3.0% for the first twenty-six weeks of fiscal 1998.

         The Company's operating income decreased to $7.1 million for the twenty-six weeks ended August 2, 1998 from $19.4 million for the twenty-six weeks ended August 3, 1997, excluding the $70.7 million of merger and restructuring charges recorded in the twenty-six weeks ended August 3, 1997. Excluding the merger and restructuring charges, operating income as a percentage of net sales decreased from 2.3% for the twenty-six weeks ended August 3, 1997 to 0.7% for the twenty-six weeks ended August 2, 1998. This decrease was primarily due to increased cost of sales and general and administrative expenses as described above. The decrease also was a result of disappointing sales and gross margins in the United Kingdom stores.

         Interest income increased to $1.6 million for the twenty-six weeks ended August 2, 1998 from $0.1 million for the same fiscal period in 1997 principally due to the increase in average cash balances from the note offering completed in November 1997, as well as the planned reduction in per-store inventory during 1998. Interest expense increased to $11.2 million for the twenty-six weeks ended August 2, 1998 from $6.1 million for the twenty-six weeks ended August 3, 1997. The increase was also primarily related to the note offering completed in November 1997.

         For the twenty-six weeks ended August 2, 1998, income taxes were provided at an annual effective rate of 38.5%. The Company's income tax provision for 1997 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% for the first half of 1997.

         As a result of the foregoing, the Company reported a net loss of $1.5 million (or $0.01 per share - diluted) for the twenty-six weeks ended August 2, 1998 compared to a net loss of $36.5 million (or $0.32 per share - diluted) for the same period in fiscal 1997. Excluding the first and second quarter 1997 merger and restructuring charges and the related tax benefits, net income for the twenty-six weeks ended August 3, 1997, on a comparable basis, was $8.2 million (or $0.07 per share - diluted).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

         At August 2, 1998, total assets were $851.5 million, of which $510.9 million were current assets. Cash and cash equivalents were $120.2 million.

         Cash provided by operations was $4.1 million for the twenty-six weeks ended August 2, 1998, compared to cash used in operations of $34.6 million for the same period of the prior year. Approximately $8.0 million of the net cash provided by operations during the twenty-six weeks ended August 2, 1998 was directly attributable to the Company's planned reduction in per-store inventory during the 1998 fiscal year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), increased to 39.2% at August 2, 1998, compared to 36.1% at February 1, 1998. Inventory balances were approximately $309.7 million at August 2, 1998, and $317.5 million at February 1, 1998. Average North American store inventory, which excludes the inventory of

PETsMART DIRECT, decreased 12.9% to $616,000 per store at August 2, 1998, from approximately $707,000 at February 1, 1998.

         The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its administrative functions. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $12.6 million for the twenty-six weeks ended August 2, 1998.

         Net cash flow from financing activities, primarily the change in the Company's bank overdraft and proceeds from the exercise of employee stock options, was $5.1 million for the twenty-six weeks ended August 2, 1998.

         The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs and corporate investment, including costs associated with the development and implementation of the Company's new information system and for working capital.

         All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $525,000. This amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $200,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $375,000 for inventory, net of accounts payable. Approximately $450,000 is required for store fixtures and equipment, which is typically fully-funded through lease financing.

         Based upon the Company's current plan to open approximately 12 additional North American superstores by the end of fiscal 1998, approximately $11.7 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1998, of which approximately $5.4 million will be financed through equipment leases. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART is in the design/application development stage of developing and implementing an integrated worldwide information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system will be financed through lease transactions, some of which have been completed. There can be no assurance that the actual costs for the new system will not exceed current estimates, or that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system on a timely basis could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

         Capital expenditures, net of construction allowances, were approximately $21.3 million during the twenty-six weeks ended August 2, 1998. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. The Company is evaluating the effect SFAS 133 will have on its financial reporting and disclosures and when the statement will be adopted.

YEAR 2000 READINESS

         The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates with 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, all of which are in progress. A new integrated worldwide information system, which is already Year 2000 compliant, is currently in the development and implementation stages. The system is scheduled to be operational by the first half of fiscal 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete by June 1999. The Company estimates that its costs in connection with the development and implementation of the new worldwide information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's United Kingdom and Catalog operational segments, with costs to address those segment's Year 2000 issues not expected to be material.

         There can be no assurance, however, that the new worldwide information system can be developed, tested, and implemented on a timely basis or that it will deliver the desired operational benefits. Nor can there be assurance that the initiatives put in place to address the Year 2000 issues will identify and remove all potential operational impacts. While significant economic detriment from Year 2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses, or corporate offices, the financial magnitude of which is not currently estimable. The Company does, however, have a number of back-up alternatives available for its store and corporate systems if the new worldwide information system is not implemented on schedule or if it encounters significant operating difficulties.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled In Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), and appointing lead counsel. On July 21, 1998 Plaintiff filed a consolidated amended complaint in the District Court. The Company and the individual defendants intend to file a motion to dismiss the amended complaint. The Company believes that the allegations in the amended complaint are without merit and the Company intends to defend itself vigorously.

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

         On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Registrant's Annual Meeting of Stockholders (Annual Meeting) was held on June 25, 1998. At the Annual Meeting, the stockholders of the registrant
(i) elected each of the persons below to serve as a director of the Registrant until the specific Annual Meeting of Stockholders listed below or until his or her successor is elected; (ii) approved the amendment of the Company's 1995 Equity Incentive Plan, as amended, to increase the number of shares of Common Stock covered thereunder from 19,714,286 to 24,714,286; and (iii) ratified the selection of Price Waterhouse LLP as the Registrant's Independent Accountants for the fiscal year ending January 31, 1999. On July 1, 1998, Price Waterhouse LLP merged with Coopers & Lybrand LLP and the combined firm is now named PricewaterhouseCoopers LLP.

The registrant had 115,674,766 shares of Common Stock outstanding as of May 1, 1998, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 98,969,128 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS

Director                            To Serve Through
--------                            ----------------

Richard M. Kovacevich               2001 Annual Meeting

Thomas G. Stemberg                  2001 Annual Meeting

Richard K. Lochridge                1999 Annual Meeting

Votes in Favor                       97,980,752
Withhold Authority                      988,376

PROPOSAL 2 - APPROVAL OF AMENDMENT TO 1995 EQUITY INCENTIVE PLAN

Votes in Favor                       70,852,858
Votes Against                        27,886 443
Abstentions                             229,827

PROPOSAL 3 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

Votes in Favor                       98,248,587
Votes Against                           236,783
Abstentions                             483,758

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 10.14 Third Amendment, Dated as of July 31, 1998, to the Third Amended and Restated Credit Agreement, Among PETsMART, Inc., Certain Lenders, and Nationsbank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997.

         Exhibit 27       Financial Data Schedule

(b) Reports on Form 8-K

         During the thirteen weeks ended August 2, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 11, 1998.

                                    PETsMART, INC.
                                    (Registrant)


/s/ Neil T. Watanabe                   /s/ Kenneth A. Conway
    -----------------------------          -----------------------------
    Neil T. Watanabe                       Kenneth A. Conway
    Executive Vice President and           Vice President and
    Chief Financial Officer                Controller
    (Principal Financial Officer)          (Principal Accounting Officer)

                                 EXHIBIT INDEX

   Exhibit
     No.                          Description
  --------                        -----------

Exhibit 10.14 Third Amendment, Dated as of July 31, 1998, to the Third Amended and Restated Credit Agreement, Among PETsMART, Inc., Certain Lenders, and Nationsbank of Texas, N.A. as Administrative Lender, Dated as of April 18, 1997.

Exhibit 27       Financial Data Schedule