Form 10-Q
period 1998-11-01
PETSMART INC
filed 1998-12-15
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                NOVEMBER 1, 1998

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

     COMMON STOCK, $.0001 PAR VALUE, 116,361,390 SHARES AT DECEMBER 11, 1998

                                 PETsMART, INC.

                                      INDEX

                                                                          Page

Part I.  Financial Information

         Item 1.  Financial Statements

                     Consolidated Balance Sheets at November 1, 1998
                     and February 1, 1998                                   3

                     Consolidated Statements of Operations
                     for the thirteen and thirty-nine weeks ended
                     November 1, 1998 and November 2, 1997                  4

                     Consolidated Statements of Cash Flows
                     for the thirty-nine weeks ended
                     November 1, 1998 and November 2, 1997                  5

                     Notes to Consolidated Financial Statements             6


         Item 2.     Management's Discussion and Analysis
                     of Financial Condition and Results of
                     Operations                                            12


Part II. Other Information

         Item 1.     Legal Proceedings                                     20

         Item 6.     Exhibits and Reports on Form 8-K                      21

Signatures                                                                 22

                         PETsMART, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                    NOVEMBER 1,       FEBRUARY 1,
                                                                                       1998              1998
                                                                                    -----------       -----------
         ASSETS

         Cash and cash equivalents                                                   $ 119,912         $ 125,082
         Receivables                                                                    46,748            45,853
         Merchandise inventories                                                       339,383           317,547
         Prepaid expenses and other current assets                                      26,976            27,228
                                                                                     ---------         ---------

                Total current assets                                                   533,019           515,710

         Property held for sale and leaseback                                            9,253             2,212
         Property and equipment, net                                                   256,911           242,384
         Other assets                                                                   80,680            79,381
                                                                                     ---------         ---------

                Total assets                                                         $ 879,863         $ 839,687
                                                                                     =========         =========

         LIABILITIES AND STOCKHOLDERS' EQUITY

         Accounts payable                                                            $ 144,783         $ 114,692
         Accrued payroll and employee benefits                                          23,673            18,559
         Accrued occupancy expense                                                      19,825            10,548
         Accrued merger and restructuring costs                                         24,624            33,737
         Other accrued expenses                                                         20,093            29,980
         Current maturities of capital leases                                           13,179            10,753
                                                                                     ---------         ---------

                Total current liabilities                                              246,177           218,269

         6 3/4% Subordinated Convertible Notes                                         200,000           200,000
         Capital lease obligations                                                      72,413            68,008
         Deferred rents                                                                 16,645            17,015
         Other liabilities                                                               1,715             1,701
                                                                                     ---------         ---------

                Total liabilities                                                      536,950           504,993
                                                                                     ---------         ---------

         Stockholders' equity:
             Preferred stock; $.0001 par value, 10,000 shares
                authorized, none outstanding                                              --                --
             Common stock; $.0001 par value; 250,000 shares
                authorized, 116,159 and 115,629 shares issued and outstanding               11                11
             Additional paid-in capital                                                390,040           383,338
             Accumulated deficit                                                       (44,320)          (48,126)
             Cumulative foreign currency translation adjustments                        (2,818)             (529)
                                                                                     ---------         ---------

                Total stockholders' equity                                             342,913           334,694
                                                                                     ---------         ---------

                Total liabilities and stockholders' equity                           $ 879,863         $ 839,687
                                                                                     =========         =========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                   FOR THE 13 WEEKS ENDED                 FOR THE 39 WEEKS ENDED
                                                               ------------------------------        ------------------------------
                                                                  NOV. 1,            NOV. 2,            NOV. 1,            NOV. 2,
                                                                   1998               1997               1998               1997
                                                               -----------        -----------        -----------        -----------
         Net sales                                             $   521,191        $   441,456        $ 1,527,601        $ 1,279,970
         Cost of sales                                             395,572            337,378          1,158,247            977,764
                                                               -----------        -----------        -----------        -----------

                Gross profit                                       125,619            104,078            369,354            302,206

         Store operating expenses                                   97,409             85,955            292,035            250,351
         Store preopening expenses                                     862              1,916              8,396              7,925
         General and administrative expenses                        13,251             10,844             47,694             35,345
         Merger, business integration and
                restructuring costs                                   --                1,466               --               55,988
                                                               -----------        -----------        -----------        -----------

                Operating income (loss)                             14,097              3,897             21,229            (47,403)

         Interest income                                               766                 69              2,388                182
         Interest expense                                           (5,904)            (3,492)           (17,139)            (9,608)
                                                               -----------        -----------        -----------        -----------

                Income (loss) before income taxes                    8,959                474              6,478            (56,829)

         Income tax expense (benefit)                                3,628                294              2,672            (20,547)
                                                               -----------        -----------        -----------        -----------

                Net income (loss)                                    5,331                180              3,806            (36,282)
                                                               -----------        -----------        -----------        -----------

         Other comprehensive income (loss), net of tax:
                Foreign currency translation adjustments              (780)             1,555             (2,289)             2,104
                                                               -----------        -----------        -----------        -----------

         Other comprehensive income (loss)                            (780)             1,555             (2,289)             2,104
                                                               -----------        -----------        -----------        -----------

                Comprehensive income (loss)                    $     4,551        $     1,735        $     1,517        $   (34,178)
                                                               ===========        ===========        ===========        ===========

         Earnings per common share - basic:
                Net income (loss)                              $      0.05        $      0.00        $      0.03        $     (0.32)
                                                               ===========        ===========        ===========        ===========

         Earnings per common share - assuming dilution:
                Net income (loss)                              $      0.05        $      0.00        $      0.03        $     (0.32)
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

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                            FOR THE 39 WEEKS ENDED
                                                                          --------------------------
                                                                           NOV. 1,          NOV. 2,
                                                                            1998             1997
                                                                          ---------        ---------
         CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
             Net income (loss)                                            $   3,806        $ (36,282)
             Adjustments to reconcile net income (loss) to net cash
                from (used in) operating activities -
                    Depreciation and amortization                            32,434           25,296
                    Loss on disposal of property and equipment                  808              417
                Changes in assets and liabilities:
                    Receivables                                             (10,073)          (8,750)
                    Merchandise inventories                                 (21,692)         (22,096)
                    Prepaid expenses and other current assets                   252          (11,825)
                    Other assets                                             (2,773)         (15,557)
                    Accounts payable                                         17,068            2,822
                    Accrued payroll and employee benefits                     5,114              403
                    Accrued occupancy expense                                 9,277            6,397
                    Accrued merger and restructuring costs                   (9,283)          23,286
                    Other accrued expenses                                   (9,881)         (16,596)
                    Deferred rents                                             (370)           2,809
                    Other liabilities                                            14              161
                                                                          ---------        ---------

             Net cash from (used in) operating activities                    14,701          (49,515)
                                                                          ---------        ---------

         CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
             Purchases of leaseholds, fixtures and equipment                (29,531)         (25,653)
             Purchases of property held for sale and leaseback               (5,564)          (2,286)
             Proceeds from sales of property                                 11,742             --
                                                                          ---------        ---------

             Net cash used in investing activities                          (23,353)         (27,939)
                                                                          ---------        ---------

         CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
             Net proceeds from issuance of common stock                       4,774            7,113
             Borrowings from bank credit facility                              --            117,100
             Repayment of bank credit facility                                 --            (44,100)
             Increase in bank overdraft                                      13,023            4,208
             Tax benefit resulting from exercise of stock options               427            1,540
             Payments on capital lease obligations                          (12,453)          (8,026)
                                                                          ---------        ---------

             Net cash from financing activities                               5,771           77,835
                                                                          ---------        ---------

         FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                         (2,289)           2,104
                                                                          ---------        ---------

         INCREASE (DECREASE) IN CASH
             AND CASH EQUIVALENTS                                            (5,170)           2,485

         CASH AND CASH EQUIVALENTS
             AT BEGINNING OF PERIOD                                         125,082           39,868
                                                                          ---------        ---------

         CASH AND CASH EQUIVALENTS
             AT END OF PERIOD                                             $ 119,912        $  42,353
                                                                          =========        =========


              The accompanying notes are an integral part of these
                        unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997


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

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130"), during the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting of comprehensive income and its components. All prior periods have been presented in accordance with SFAS 130. The income tax expense (benefit) related to items of other comprehensive income was approximately $(531,000) and $973,000 for third quarter 1998 and 1997, respectively. For the thirty-nine weeks ended November 1, 1998 and November 2, 1997, the income tax expense (benefit) related to items of other comprehensive income was approximately $(1,606,000) and $1,317,000, respectively.

Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and thirty-nine weeks ended November 1, 1998 and November 2, 1997 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 1, 1998, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 6, 1998.


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

Basic earnings per share are computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Earnings per share assuming dilution are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and dilutive common shares assumed to be issued on conversion of PETsMART's subordinated convertible notes.

A reconciliation of the basic and diluted per share computations for the thirteen weeks and thirty-nine weeks ended November 1, 1998 and November 2, 1997 are as follows:

                                                                    THIRTEEN WEEKS ENDED
                                  ---------------------------------------------------------------------------------------
                                              NOVEMBER 1, 1998                              NOVEMBER 2, 1997
                                  ----------------------------------------    -------------------------------------------
                                                   WEIGHTED                                     WEIGHTED
                                                   AVERAGE       PER SHARE                      AVERAGE        PER SHARE
                                  INCOME (LOSS)     SHARES         AMOUNT     INCOME (LOSS)      SHARES          AMOUNT
                                  -------------    --------      ---------    -------------    ----------      ---------
Net income                           $ 5,331       116,432       $    0.05       $   180         115,225       $    0.00
                                     -------       -------       ---------       -------       ---------       ---------
Earnings per common share              5,331       116,432            0.05           180         115,225            0.00

Effect of dilutive securities:
 Options                                --             376            --            --               628            --
                                     -------       -------       ---------       -------       ---------       ---------

Earnings per common share -
 assuming dilution                   $ 5,331       116,808       $    0.05       $   180         115,853       $    0.00
                                     =======       =======       =========       =======       =========       =========

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997


                                                                   THIRTY-NINE WEEKS ENDED
                                       ----------------------------------------------------------------------------------
                                                   NOVEMBER 1, 1998                           NOVEMBER 2, 1997
                                       ---------------------------------------   ----------------------------------------
                                                        WEIGHTED                                   WEIGHTED
                                                        AVERAGE      PER SHARE                     AVERAGE      PER SHARE
                                       INCOME (LOSS)     SHARES       AMOUNT     INCOME (LOSS)      SHARES        AMOUNT
                                       -------------    --------     ---------   -------------     --------     ---------
Net income (loss)                        $  3,806        116,115       $0.03       $(36,282)        114,642       $(0.32)
                                         --------       --------       -----       --------        --------       -----
Earnings (loss) per common share            3,806        116,115        0.03        (36,282)        114,642       (0.32)

Effect of dilutive securities:
 Options                                     --              752        --             --              --          --
                                         --------       --------       -----       --------        --------       -----

Earnings (loss) per common share -
 assuming dilution                       $  3,806        116,867       $0.03       $(36,282)        114,642       $(0.32)
                                         ========       ========       =====       ========        ========       =====

At November 1, 1998, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately 22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended November 1, 1998 due to the anti-dilutive effect they would have on earnings per share if converted.


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


NOTE 4 - MERGER AND RESTRUCTURING COSTS:

In second quarter 1997, the Company incurred charges of $61.0 million to cover
(i) the costs of closing nine underperforming stores and relocating 24 stores previously identified as candidates for closure over a two year period, (ii) the discontinuance of the Discovery Center department within all stores, including the write-off of related inventory and fixtures, (iii) provisions for the closure of excess facilities, and (iv) other charges, including merger and

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997


integration charges of $4.1 million as a result of the Pet City acquisition and additional costs resulting from the Company's prior acquisitions (See Note 3). Approximately $44.9 million of the $61.0 million total charge was recorded as a separate restructuring charge during second quarter 1997. Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses for second quarter 1997. The $16.1 million of other one-time expenses were comprised of the write-down or write-off of certain discontinued Discovery Center merchandise from cost to net realizable value and impaired assets, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

The activity within the accrued merger and restructuring costs liability account during the first thirty-nine weeks of fiscal 1998 is summarized below (in thousands):

                                           BALANCE AT     ADDITIONAL       PAYMENTS/        BALANCE AT
                                          FEB. 1, 1998     EXPENSES    ASSET WRITE-OFFS    NOV. 1, 1998
                                          ------------    ----------   ----------------    ------------
Lease termination & real estate costs       $ 33,390       $   --          $ (8,986)         $ 24,404
Accrued business integration costs               347           --              (127)              220
                                            --------       --------        --------          --------
                                            $ 33,737       $   --          $ (9,113)         $ 24,624
                                            ========       ========        ========          ========

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is substantially in compliance with the provisions of SOP 98-1 and does not anticipate a material effect on its financial statements upon adoption.

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

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997


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


Operating results and other financial data by business segment for the thirteen and thirty-nine weeks ended November 1, 1998 and November 2, 1997, were as follows:

                                               FOR THE 13 WEEKS ENDED                 FOR THE 39 WEEKS ENDED
                                           ------------------------------        ------------------------------
                                             NOV. 1,             NOV. 2,           NOV. 1,             NOV. 2,
                                              1998                1997              1998                1997
                                           -----------        -----------        -----------        -----------
                                                   (in thousands)                        (in thousands)
Net sales:
PETsMART North America                     $   444,257        $   375,121        $ 1,302,635        $ 1,086,969
PETsMART U.K                                    52,410             43,978            149,362            117,204
PETsMART DIRECT - External customers            24,524             22,357             75,604             75,797
PETsMART DIRECT - Intersegment                   3,491              5,617              9,764             11,000
Eliminations                                    (3,491)            (5,617)            (9,764)           (11,000)
                                           -----------        -----------        -----------        -----------

    Total net sales                        $   521,191        $   441,456        $ 1,527,601        $ 1,279,970
                                           ===========        ===========        ===========        ===========

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997


                                                            FOR THE 13 WEEKS ENDED           FOR THE 39 WEEKS ENDED
                                                           ------------------------        ------------------------
                                                            NOV. 1,         NOV. 2,         NOV. 1,         NOV. 2,
                                                             1998            1997            1998            1997
                                                           --------        --------        --------        --------
                                                                (in thousands)                 (in thousands)
Operating income (loss):
PETsMART North America                                     $ 14,285        $  6,039        $ 26,257        $ 20,079
PETsMART U.K                                                 (1,317)           (666)         (8,403)            986
PETsMART DIRECT                                               1,129             (10)          3,375           3,670
Merger, business integration and restructuring costs           --            (1,466)           --           (72,138)
                                                           --------        --------        --------        --------

Operating income (loss)                                      14,097           3,897          21,229         (47,403)
Interest income                                                 766              69           2,388             182
Interest expense                                             (5,904)         (3,492)        (17,139)         (9,608)
                                                           --------        --------        --------        --------

    Income (loss) before income taxes                      $  8,959        $    474        $  6,478        $(56,829)
                                                           ========        ========        ========        ========


Total assets by business segment as of November 1, 1998, and February 1, 1998, were as follows:

                              NOV. 1,        FEB. 1,
                               1998           1998
                             --------       --------
                                 (in thousands)
PETsMART North America       $748,025       $715,691
PETsMART U.K                   93,518         87,731
PETsMART DIRECT                38,320         36,265
                             --------       --------
    Total assets             $879,863       $839,687
                             ========       ========

Net sales in the PETsMART North America segment increased $69.1 million, or 18.4%, during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997. The main sources of this increase were a net increase in the number of stores open in North America from 381 at November 2, 1997 to 439 at November 1, 1998, and a comparable store sales increase of 6.1% for the third quarter of fiscal 1998. Operating income in the PETsMART North America segment increased $8.2 million during the third quarter of fiscal 1998 as compared to the same period in fiscal 1997, primarily reflecting improved gross product margins and effective store cost containment initiatives.

Net sales for the third quarter 1998 increased $8.4 million, or 19.2%, from the third quarter 1997 in the PETsMART U.K. segment. The number of open stores increased from 77 at November 2, 1997 to 93 at November 1, 1998. Comparable store sales decreased 4.1% during third quarter 1998. The U.K. segment reported an operating loss of $1.3 million in the third quarter 1998 versus an operating loss of $0.7 million for the third quarter 1997. The decline was the result of the U.K. comparable store sales decreases that were impacted by the United Kingdom's deteriorating economic environment and higher occupancy costs, particularly in the new, larger stores opened primarily during fiscal 1997.

The PETsMART DIRECT segment reported an increase in net sales (to external customers) of $2.2 million, or 9.7%, and an increase in operating income of $1.1 million in the third quarter 1998 compared to third quarter 1997. PETsMART DIRECT's operating results improved from the prior year due to the continuation of more productive catalog mailings, higher customer response rates, strong expense controls, and initial sales from PETsMART DIRECT's Internet commerce sites.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 AND NOVEMBER 2, 1997



For the thirty-nine weeks ended November 1, 1998, net sales in the PETsMART North America segment increased $215.7, million or 19.8%, as compared to the same period in fiscal 1997. The main sources of this increase were a net increase in the number of stores open in North America from 381 at November 2, 1997 to 439 at November 1, 1998, and a comparable store sales increase of 6.8% for the thirty-nine weeks ended November 1, 1998. Operating income in the PETsMART North America segment increased $6.2 million, or 30.8% during the thirty-nine weeks ended November 1, 1998 as compared to the same thirty-nine week period of fiscal 1997. This increase reflects improved product margins and good store expense controls, partially offset by increased general and administrative expenses primarily resulting from $4.7 million of expenses associated with legal and settlement costs and executive severance recorded in second quarter 1998.

Net sales for the PETsMART U.K. segment increased $32.2 million, or 27.4%, in the thirty-nine weeks ended November 1, 1998 as compared to the same period in 1997. The number of open stores increased from 77 at November 2, 1997 to 93 at November 1, 1998. Comparable store sales for the thirty-nine week period decreased 2.3%. The U.K. segment reported an operating loss of $8.4 million in the thirty-nine week period ended November 1, 1998 versus operating income of $1.0 million for the same period in 1997. The decline was the result of the disappointing U.K. comparable store sales due to the deteriorating United Kingdom economic conditions, decreased advertising expenditures in 1998 versus last year when the Company was changing the trade name from Pet City to PETsMART, higher occupancy costs, particularly in the new, larger stores, and increased warehouse and distribution costs.

The PETsMART DIRECT segment reported slightly decreased net sales and operating income in the thirty-nine week period ended November 1, 1998 compared to the same period in 1997. The decreases in both areas reflected a decision to reduce circulation of nonproductive catalogs during the first thirty-nine weeks of fiscal 1998.

NOTE 7 - STOCK OPTION PLANS:

In October 1998, the Company exchanged certain stock options that were previously granted to certain eligible individuals, which excluded senior officers and directors, under the terms of the Company's 1995 Equity Incentive Plan and 1997 Non-Officer Equity Incentive Plan. To be eligible to participate in the exchange plan, 50% or more of a participant's options must have had an exercise price of $16 or higher, and only option grants with an exercise price of $16 or higher were exchanged. As a result of the exchange, options to purchase 1,123,620 shares (at a weighted average exercise price of $18.8256) were exchanged for options to purchase 650,560 shares with an exercise price equal to the fair market value per share at that date ($6.9375 per share), and the vesting term was modified and extended. No compensation expense was recorded as a result of this exchange.

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

OVERVIEW

         PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At November 1, 1998, the Company operated 532 superstores, consisting of 421 superstores in the United States, 93 superstores in the United Kingdom, and 18 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Earnings (loss) per share are presented in conformity with Statement of Financial Accounting Standards No. 128, "Earnings per Share."

         The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company anticipates that its comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. The Company currently charges preopening costs associated with each new superstore to earnings when the superstore is opened. Beginning in fiscal 1999, preopening costs will be expensed as incurred, in accordance with a recent AICPA Statement of Position (see "Recent Accounting Pronouncements" section of this report). Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

DEVELOPMENTS DURING FISCAL 1997

         For the first half of fiscal 1997, the Company reported disappointing operating results due to a combination of reduced inventory levels, which led to out-of-stock conditions in certain key categories, and lost sales momentum as a result of a departure from the Company's historically more effective advertising programs. In June 1997, Samuel J. Parker, the Company's Chairman, resumed his former role as Chief Executive Officer and began the implementation of a series of initiatives intended to refocus the Company and to improve financial performance. In connection with the implementation of these initiatives and other considerations, PETsMART recorded restructuring expenses and a charge for merger and business integration costs aggregating $61.0 million before tax benefits in the second quarter of fiscal 1997, of which approximately $40.0 million represented a cash charge. These charges consisted of $44.9 million in restructuring expenses related to the closure and relocation of certain stores, the elimination of certain departments within PETsMART superstores, and additional costs associated with certain of the Company's prior acquisitions, and $16.1 million of other one-time charges which were recorded as components of cost of goods sold, store operating expenses and general and administrative expenses.

         The $16.1 million of other one-time expenses in the second quarter of fiscal 1997 were comprised of the write-down or write-off of certain discontinued merchandise and impaired assets, and other matters. Of these expenses, the $9.4 million that was reflected as a component of cost of goods sold included the writedown of the Discovery Center inventory from cost to net realizable value in connection with the discontinuance of that department, as well as the writedown of certain non-Discovery Center inventory from cost to net realizable value as a result of the decision to exit other product categories. As a consequence of its initiatives and to better focus its merchandise selections on pet-related products, the Company determined that its "Discovery Center" merchandise, consisting primarily of educational and human-oriented items, should be discontinued. Given the square footage and store location devoted to this area, combined with the lower turnover and sell-through gross margin, management believed the store area would be better utilized with different merchandise. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's workers' compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

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

         As a result of the acquisition of Pet City, the Company recorded charges for merger and business integration costs of $13.6 million during the full fiscal year 1997 (including $12.2 million incurred through third quarter
1997), primarily related to reformatting, refixturing, and remerchandising the acquired stores to the PETsMART superstore format and other costs of integration. The majority of these expenses related to an advertising program to promote the new store image and format. The Company also recorded charges of approximately $3.0 million for merger and business integration costs during second quarter 1997 as a result of additional real estate costs incurred in connection with certain of its previous acquisitions.

The activity within the accrued merger and restructuring costs liability account during the first thirty-nine weeks of fiscal 1998 is summarized below (in thousands):

                                 BALANCE AT        ADDITIONAL          PAYMENTS/         BALANCE AT
                                FEB. 1, 1998        EXPENSES        ASSET WRITE-OFFS    NOV. 1, 1998
                                ------------       ----------       ----------------    ------------
Lease termination & real
  estate costs                    $ 33,390          $   --             $ (8,986)          $ 24,404
Accrued business
  integration costs                    347              --                 (127)               220
                                  --------          --------           --------           --------
                                  $ 33,737          $   --             $ (9,113)          $ 24,624
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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statement of operations:

                                                              THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                             -----------------------         ------------------------
                                                             NOV. 1,         NOV. 2,         NOV. 1,          NOV. 2,
                                                              1998            1997            1998           1997 (a)
                                                             -------         -------         -------         --------
STATEMENT OF OPERATIONS DATA:
Net sales                                                     100.0%          100.0%          100.0%          100.0%
Cost of sales                                                  75.9            76.4            75.8            75.7
                                                              -----           -----           -----           -----

Gross profit                                                   24.1            23.6            24.2            24.3
Store operating expenses                                       18.7            19.5            19.1            19.3
Store preopening expenses                                       0.2             0.4             0.5             0.6
General and administrative expenses                             2.5             2.5             3.1             2.5
Merger, business integration and restructuring costs             .              0.3              .              4.4
                                                              -----           -----           -----           -----

Operating income (loss)                                         2.7             0.9             1.4            (2.4)
Interest income                                                 0.1             0.0             0.2             0.0
Interest expense                                                1.1             0.8             1.1             0.8
                                                              -----           -----           -----           -----

Income (loss) before income taxes                               1.7             0.1             0.4            (3.2)

Income tax expense (benefit)                                    0.7             0.1             0.2            (1.2)
                                                              -----           -----           -----           -----

Net income (loss)                                               1.0%            0.0%            0.2%           (2.0)%
                                                              =====           =====           =====           =====

         (a) Excludes restructuring charges of $9.4 million, $3.3 million, and $3.4 million recorded as components of cost of sales, store operating expenses, and general and administrative expenses, respectively. See "Developments During Fiscal 1997" above.

THIRD QUARTER FISCAL 1998 COMPARED TO THIRD QUARTER FISCAL 1997

         The following discussion of results of operations for third quarter 1998 and third quarter 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

         Net sales increased 18.1% to approximately $521.2 million for the thirteen weeks ended November 1, 1998 from $441.5 million for the thirteen weeks ended November 2, 1997. Comparable North American store sales increased 6.1% for the quarter, and comparable United Kingdom store sales decreased 4.1%. During third quarter 1998, the Company opened seven new superstores, relocated one store, and closed one store in North America and opened five stores and closed one store in the United Kingdom. The Company operated 532 superstores at November 1, 1998 compared to 458 superstores open at November 2, 1997.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales from 23.6% for third quarter 1997 to 24.1% in third quarter 1998. This result principally reflected improved product margins partially offset by higher occupancy costs in certain new locations, particularly in newer United Kingdom stores, increased warehouse and distribution costs and higher personnel costs in grooming and veterinarian operations.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 18.7% for third quarter 1998 from 19.5% for third quarter 1997. The decrease reflected a planned reduction in North American advertising expenses and an ongoing focus on expense management in the retail operations.

         Store preopening expenses as a percentage of net sales decreased to 0.2% for third quarter 1998, compared to 0.4% for third quarter 1997. Including one North American replacement store and five new United Kingdom stores, 13 stores were opened during third quarter 1998. The average store preopening expense of $66,000 per store in third quarter 1998 was lower than historical levels due to varying expenditures on United Kingdom grand openings. Average North American preopening costs continued to approximate $100,000 per store.

         General and administrative expenses as a percentage of sales remained constant at 2.5% for third quarter 1998 and third quarter 1997.

         The Company's operating income increased to $14.1 million for third quarter 1998 from $5.4 million for third quarter 1997, excluding the $1.5 million of merger and restructuring charges recorded in third quarter 1997. Excluding the merger and restructuring charges, operating income as a percentage of net sales increased from 1.2% for third quarter 1997 to 2.7% for third quarter 1998. This increase was primarily due to improved product margins and store expense control, primarily a planned reduction in advertising.

         Interest income increased to $0.8 million for third quarter 1998 from $0.1 million for third quarter 1997 principally due to the increase in average cash balances from the offering of Notes completed in November 1997, as well as the planned reduction in per-store inventory during 1998. Interest expense increased to $5.9 million for the third quarter 1998 from $3.5 million for third quarter 1997. The increase was also primarily related to the note offering completed in November 1997.

         For third quarter 1998, income taxes were provided at an annual effective rate of 40.5%. The increase in the comparable tax rates from the third quarter of 1997 was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The Company's income tax provision for third quarter 1997, after excluding the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded, was provided at the Company's effective income tax rate from operations of 38.5%.

         As a result of the foregoing, the Company reported net income of $5.3 million (or $0.5 per share - diluted) for third quarter 1998 compared to net income of $0.2 million (or $0.00 per share - diluted) for the third quarter 1997. Excluding the third quarter 1997 merger and restructuring charges and the related tax benefits, net income for third quarter 1997, on a comparable basis, was $1.2 million (or $0.01 per share - diluted).

THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 2, 1997

         The following discussion of results of operations for the thirty-nine weeks ended November 1, 1998 and November 2, 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Developments During Fiscal 1997."

         Net sales increased 19.3% to approximately $1.53 billion for the thirty-nine weeks ended November 1, 1998 from $1.28 billion for the thirty-nine weeks ended November 2, 1997. Comparable North American store sales increased 6.8% for the period, and comparable United Kingdom store sales decreased 2.3%. During the thirty-nine weeks ended November 1, 1998, the Company opened 70 new superstores, including 12 replacement stores, and closed 15 stores in North America and opened 12 stores and closed three stores in the United Kingdom. The Company had 532 superstores in operation at November 1, 1998 compared to 458 superstores open at November 2, 1997.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.2% for the thirty-nine week periods ended November 1, 1998 from 24.3% for the same period in 1997. This result principally reflected improved product margins offset by higher occupancy costs in certain new locations, particularly in newer United Kingdom stores, increased warehouse and distribution costs and higher personnel costs in veterinarian operations.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased slightly as a percentage of net sales to 19.1% for the thirty-nine weeks ended November 1, 1998 from 19.3% for the thirty-nine weeks ended November 2, 1997.

         Store preopening expenses as a percentage of net sales decreased to 0.5% for the thirty-nine weeks ended November 1, 1998, compared to 0.6% for the same period in 1997. Including 12 North American replacement stores and 12 new United Kingdom stores, 82 stores were opened during the first thirty-nine weeks of fiscal 1998. The average store preopening expense of $102,000 per store in the first thirty-nine weeks of fiscal 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

         General and administrative expenses as a percentage of sales increased to 3.1% for the thirty-nine weeks ended November 1, 1998, as compared to 2.5% for the thirty-nine weeks ended November 2, 1997. The increase was directly related to costs incurred in connection with the closure of stores, management information system costs related to the Company's worldwide systems initiatives, as well as $4.7 million of nonrecurring legal and settlement costs and executive severance costs recorded in second quarter 1998. Excluding the legal and severance costs, general and administrative costs as a percentage of sales were 2.8% for the first thirty-nine weeks of fiscal 1998.

         The Company's operating income decreased to $21.2 million for the thirty-nine weeks ended November 1, 1998 from $24.7 million for the thirty-nine weeks ended November 2, 1997, excluding the $72.1 million of merger and restructuring charges recorded in the thirty-nine weeks ended November 2, 1997. Excluding the merger and restructuring charges, operating income as a percentage of net sales decreased from 1.9% for the thirty-nine weeks ended November 2, 1997 to 1.4% for the thirty-nine weeks ended November 1, 1998. This decrease was primarily due to increased cost of sales and general and administrative expenses as described above. The decrease also was a result of disappointing sales and gross margins in the United Kingdom stores.

         Interest income increased to $2.4 million for the thirty-nine weeks ended November 1, 1998 from $0.2 million for the same fiscal period in 1997 principally due to the increase in average cash balances from the note offering completed in November 1997, as well as the planned reduction in per-store inventory during 1998. Interest expense increased to $17.1 million for the thirty-nine weeks ended November 1, 1998 from $9.6 million for the thirty-nine weeks ended November 2, 1997. The increase was also primarily related to the note offering completed in November 1997.

         For the thirty-nine weeks ended November 1, 1998, income taxes were provided at an annual effective rate of 41.2%. This reflects an increase over historical levels due to changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The Company's income tax provision for 1997 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% for the first thirty-nine weeks of fiscal 1997.

         As a result of the foregoing, the Company reported net income of $3.8 million (or $0.03 per share - diluted) for the thirty-nine weeks ended November 1, 1998 compared to a net loss of $36.3 million (or $0.32 per share - diluted) for the same period in fiscal 1997. Excluding the 1997 merger and restructuring charges and the related tax benefits, net income for the thirty-nine weeks ended November 2, 1997, on a comparable basis, was $9.4 million (or $0.08 per share - diluted).

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

         At November 1, 1998, total assets were $879.9 million, of which $533.0 million were current assets. Cash and cash equivalents were $119.9 million.

         Cash provided by operations was $14.7 million for the thirty-nine weeks ended November 1, 1998, compared to cash used in operations of $49.5 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), increased to 42.7% at November 1, 1998, compared to 36.1% at February 1, 1998. Inventory balances were approximately $339.4 million at November 1, 1998, and $317.5 million at February 1, 1998. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, decreased 5.1% and 8.8%, respectively, to $671,000 per store at November 1, 1998, from approximately $707,000 at February 1, 1998, and from approximately $736,000 at November

2, 1997.

         The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $23.4 million for the thirty-nine weeks ended November 1, 1998.

         Net cash flow from financing activities, primarily the change in the Company's bank overdraft and proceeds from the exercise of employee stock options, net of principal payments on capital leases, was $5.8 million for the thirty-nine weeks ended November 1, 1998.

         The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs and corporate investment, including costs associated with the development and implementation of the Company's new information system, and for working capital.

         All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $525,000. This amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $400,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $375,000 for inventory, net of accounts payable. Approximately $450,000 is required for store fixtures and equipment, which is typically fully-funded through lease financing.

         Based upon the Company's current plan to open approximately four additional North American superstores by the end of fiscal 1998, approximately $3.9 million will be needed to finance the Company's new superstore openings in the remainder of fiscal 1998, of which approximately $1.8 million will be financed through equipment leases, a portion of which may not be received until fiscal 1999. Also, based upon the Company's current plan to open approximately 26 new North American stores during the first fiscal quarter of 1999, a major portion of the approximately $25.4 million needed to finance these openings will likely be expended during the latter portion of fourth quarter 1998. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART is in the design/application development stage of developing and implementing an integrated worldwide information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system will be financed through lease transactions, some of which have been completed. There can be no assurance that the actual costs for the new system will not exceed current estimates, or that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system on a timely basis could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem (see "Year 2000 Readiness"). In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

         Capital expenditures, net of construction allowances, were approximately $29.5 million during the thirty-nine weeks ended November 1, 1998. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed. The Company is substantially in compliance with the provisions of SOP 98-1 and does not anticipate a material effect on its financial statements upon adoption.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, will be expensed as incurred. The Company currently expenses its store preopening costs in the period in which the store opens. The Company will adopt SOP 98-5 in the first quarter of fiscal 1999.

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

YEAR 2000 READINESS

         The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates with 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, all of which are in progress. A new integrated worldwide information system, which is Year 2000 compliant, is currently in the development and implementation stages. The system is scheduled to be operational for the North American retail operations during the first half of fiscal 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete by October 1999. The Company estimates that its costs in connection with the development and implementation of the new information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's

United Kingdom and Catalog operational segments, with costs to address those segment's Year 2000 issues not expected to be material.

         There can be no assurance, however, that the new worldwide information system can be developed, tested, and implemented on a timely basis or that it will deliver the desired operational benefits. Nor can there be assurance that the initiatives put in place to address the Year 2000 issues will identify and remove all potential operational impacts. While significant economic detriment from Year 2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses, or corporate offices, the financial magnitude of which is not currently estimable. The Year 2000 initiatives being conducted by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, including the Year 2000 compliance and readiness of external partners. The Company believes that, with the implementation of new worldwide business systems and the completion of its Year 2000 initiatives as scheduled, the possibility of significant interruptions of normal operations will be reduced. Although the Company believes contingency plans will not need to be utilized based on progress to date, contingency plans have been developed for each critical system. The specifics of the contingency plans vary depending on the system and assessed risk of non-compliance and such plans are modified periodically based on review and testing. The plans are comprised of activities such as upgrading existing systems, reallocating internal resources, obtaining additional external resources, and implementing temporary manual processes.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled In Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), and appointing lead counsel. On July 21, 1998, Plaintiff filed a consolidated amended complaint in the District Court. On September 25, 1998, the Company and the individual defendants filed a motion to dismiss the amended complaint. The Company believes that the allegations in the amended complaint are without merit and the Company intends to defend itself vigorously.

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

         On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed motions for partial summary judgment on plaintiff's claim that in-store management positions were misclassified as exempt under the Fair Labor Standards Act. These motions are currently under the court's submission. To date, there have been no settlement discussions.

         The Company has been advised that, on November 20, 1998, a civil lawsuit was filed by a competitor in the Ontario (Canada) General Court, entitled Pet Valu, Inc., et al v. PETsMART, Inc. (Case No. 98 CV-159004). This case seeks purported monetary damages of approximately US $63 million and claims that this amount is subject to trebling, alleging that the Company engaged in unfair competitive practices in the Ontario retail pet supply business. The complaint also claims that the Company interfered with an alleged contract between the plaintiff and one of its vendors. Since the lawsuit has not yet been served on the Company, a formal response is not yet required. The Company believes that the allegations in the lawsuit are without merit and intends to defend itself vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27  Financial Data Schedule

(b) Reports on Form 8-K

         During the thirteen weeks ended November 1, 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 11, 1998.

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