Form 10-K
period 1999-01-31
PETSMART INC
filed 1999-04-26
CIK 863157

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

                   FOR THE FISCAL YEAR ENDED JANUARY 31, 1999

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM                TO

                         COMMISSION FILE NUMBER 0-21888

                                 PETSMART, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                    DELAWARE                                        94-3024325
        (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
         INCORPORATION OR ORGANIZATION)                        IDENTIFICATION NO.)

   19601 NORTH 27TH AVENUE, PHOENIX, ARIZONA                          85027
    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                        (ZIP CODE)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (623) 580-6100

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                         COMMON STOCK, $.0001 PAR VALUE

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sale price of $9.00 on April 16, 1999, the aggregate market value of the voting stock held by non-affiliates of the registrant was $849,629,295.

     On April 16, 1999 there were outstanding 116,739,370 shares of the Registrant's Common Stock.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE
                        (TO THE EXTENT INDICATED HEREIN)

     REGISTRANT'S PROXY STATEMENT (SPECIFIED PORTIONS) WITH RESPECT TO THE ANNUAL MEETING OF STOCKHOLDERS TO BE HELD JUNE 24, 1999.

                               TABLE OF CONTENTS

ITEM                                                            PAGE
----                                                            ----
                               PART I
 1.  Business...............................................      3
 2.  Properties.............................................     15
 3.  Legal Proceedings......................................     16
 4.  Submission of Matters to a Vote of Security Holders....     17

                              PART II
 5.  Market for the Registrant's Common Stock and Related
     Shareholder Matters....................................     18
 6.  Selected Financial Data................................     18
 7.  Management's Discussion and Analysis of Financial
     Condition and Results of Operations....................     18
 7a  Quantitative and Qualitative Disclosures About Market
     Risks..................................................     26
 8.  Financial Statements and Supplementary Data............     26
 9.  Changes in and Disagreements with Accountants on
     Accounting and Financial Disclosure....................     26

                              PART III
10.  Directors and Executive Officers of the Registrant.....     27
11.  Executive Compensation.................................     27
12.  Security Ownership of Certain Beneficial Owners and
     Management.............................................     27
13.  Certain Relationships and Related Transactions.........     27

                              PART IV
14.  Exhibits, Financial Statement Schedules, and Reports on
     Form 8-K...............................................     28

                                     PART I

ITEM 1.  BUSINESS

     The following Business section contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Business Risks" and elsewhere in this Form 10-K.

  General

     PETsMART, Inc. and its subsidiaries ("PETsMART" or "the Company") is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At January 31, 1999, the Company operated 534 superstores, consisting of 423 superstores in the United States, 93 superstores in the United Kingdom, and 18 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services. PETsMART's superstores utilize a hybrid retail-warehouse format that reinforces the image of warehouse shopping at discount prices, enhances merchandise presentation, and provides a fun shopping experience for customers and their pets. Through its PETsMART Direct subsidiary, the Company is also the largest direct mail catalog retailer of pet and equine supplies.

THE PET FOOD AND PET SUPPLY INDUSTRY

     The pet food, supplies and services business, fueled by growth in pet populations and the trend toward better pet care, generated estimated U.S. sales, of approximately $31 billion in 1997. According to recent industry and census estimates, approximately 58 million U.S. households, or over half of all U.S. households, owned at least one pet and over half of pet-owning households owned more than one pet. There were an estimated 57 million dogs, 70 million cats and 11 million horses in the United States in 1996. Demand for pets is primarily influenced by family formation; most pets are owned by families with children between ages five and nineteen.

     Pet food, primarily dog and cat food, represents the largest volume category of pet-related products, with 1997 U.S. sales estimated at approximately $9 billion. The Company estimates that supermarket pet food brands, such as Purina, Alpo, Friskies and Kal Kan accounted for approximately 75% of U.S. pet food sales in 1996. In recent years, supermarkets' share of total pet food sales has steadily decreased as a result of increased competition from superstores, warehouse clubs, mass merchandisers and specialty pet stores as well as the growing proportion of pet food sales accounted for by premium foods. Premium pet foods brands such as Nutro, Science Diet, and IAMS, which offer higher levels of nutrition than non-premium brands, accounted for approximately 27% of total pet food sales in 1998. These premium pet foods currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers' restrictions but are sold primarily through superstores such as PETsMART, specialty pet stores, veterinarians and farm and feed stores.

     U.S. sales of pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies, were estimated to be approximately $3.3 billion in 1997. Pet supplies are sold by many types of retailers, including supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses and veterinarians. The channels of distribution for pet supplies are highly fragmented, with superstores and discount stores estimated to account for over 50% of U.S. sales volume.

     The Company estimates that U.S. sales of equine food, tack, riding apparel and related supplies and equipment were approximately $8 billion in 1997.

     U.S. sales of pet services were estimated at approximately $11 billion in 1997. Major pet-related services include veterinary care, grooming, and obedience training. The Company considers the pet services industry also to be highly fragmented and significantly under-served; many pet owners do not regularly use pet services due to inconvenience, a lack of awareness or the cost of the services provided.

MERCHANDISE

     Merchandise, which represented approximately 93.5% of PETsMART's North American retail revenues in fiscal 1998, generally falls into three main categories:

          - Pet Food, Treats and Litter. PETsMART emphasizes premium dog and cat foods, which currently are not available in supermarkets, warehouse clubs or mass merchandisers, as well as quality national brands traditionally found in supermarkets and pet stores. PETsMART also offers a wide-selection of its own corporate brand food products including "Authority(R)" premium dog and cat food and treats, "Sophista Cat(R)" cat food and "Grreat Choice(R)" dog food. The sale of pet food, treats and litter comprised approximately 46.6% of PETsMART's North American retail revenues in fiscal 1998.

          - Pet Supplies. PETsMART's broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, animal carriers, dog houses, cat furniture and equestrian supplies. The Company also offers a complete line of supplies for fish, birds and small animals, including aquariums, filters, bird cages and small animal supplies. Corporate brand pet supplies include "Top Paw(R)", "Top Fin(R)" and "Top Wing(R)". PETsMART also has an equine department in certain superstores serving trade areas which have high rates of horse ownership. The sale of pet supplies comprised approximately 44.4% of PETsMART's North American retail revenues in fiscal 1998.

          - Livestock and Other Goods. PETsMART superstores feature fresh water tropical fish and, in certain superstores, domestically bred birds, reptiles and small animals. In addition, PETsMART actively supports the activities of local humane organizations through its in-store Luv-A-Pet pet adoption centers. Livestock and other non-pet supply goods comprised approximately 2.5% of the Company's North American retail revenues in fiscal 1998. Through its Luv-A-Pet adoption efforts, over 166,000 animals were adopted during 1998 and over 500,000 animals have been adopted since the program began in 1994.

PET SERVICES

     Unlike its principal competitors, PETsMART offers a wide range of services for the pet owner. Services comprised approximately 6.5% of the Company's North American retail revenues in fiscal 1998. Approximately one-half of PETsMART's North American superstores include veterinary clinics. In most superstores, PETsMART also offers on-site grooming and obedience classes.

     Veterinary clinics operated in PETsMART stores generally offer routine examinations and vaccinations, dental care, pharmacy and most surgical procedures. The availability of comprehensive veterinary care further differentiates PETsMART and reflects the Company's overall commitment to animal care. The Company's prototype 2,000 square foot in-store clinic provides state-of-the-art operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. These clinics offer customers more sophisticated services through proprietary computerized diagnosis software than traditional veterinary competitors typically provide. In addition, many PETsMART stores without these in-store clinics offer routine vaccinations and wellness services. At January 31, 1999, veterinary clinics were operating within 239 PETsMART stores in North America. Of these, 123 were operated directly by PETsMART and 115 were leased to and operated by Medical Management International, Inc. ("MMI"), a third party operator of veterinary clinics. One additional clinic was leased to and operated by an independent veterinarian.

     Veterinary clinics operated in PETsMART stores, including clinics operated directly by PETsMART and clinics operated by MMI, utilize a common software platform for clinical treatments and client service, as well as other combined activities that allow the clinics to operate in a consistent manner within PETsMART stores.

THE PETSMART STRATEGY:

     PETsMART's strategy is to offer a dominant product assortment of pet food, treats and supplies at every day low prices, including fresh water tropical fish, reptiles, birds and other small animals. The Company also seeks to provide consumers with unequaled service opportunities which include veterinary hospitals, grooming services for all breeds of dogs and cats, obedience training classes, and adoption services for dogs and cats in conjunction with local humane organizations. The Company executes its strategy through the following:

          - Provide Customers with Value through a Firm Commitment to Everyday Low Pricing. PETsMART endeavors to be the low-price leader in each of the markets it serves for products that it offers. The Company reinforces customers' expectations of savings by offering a "double-the-difference" price guarantee on exact products which are being sold elsewhere for less. The Company regularly checks prices at competitors' stores to ensure that PETsMART's prices are competitive within each market.

          - Maintain a Broad Product Assortment. PETsMART's strategy is to offer the most complete assortment of pet-related products and services in the marketplace. PETsMART U.S. prototype superstores typically carry approximately 12,000 pet related items.

          - Ensure a High In-Stock Position on Key Items. The Company's inventory management systems are designed to maintain inventory levels that provide optimum in-stock positions. Since the end of fiscal 1996, the Company has reduced its average North American store inventories from approximately $820,000 per store to $660,000 per store at January 31, 1999, while improving in-stock conditions. In addition, during 1998, the Company completed the "back of the store reset" which improved the allocation and presentation of consumables merchandise. The Company is in the process of reviewing its distribution and warehouse strategy to further improve its supply chain costs and inventory management (See "Business
     Risks -- Distribution").

          - Emphasize Employee Training to Ensure a High level of Customer Service. The Company has renewed its emphasis on training and personnel development through the allocation of additional resources and efforts to training. PETsMART views the quality of its customers' interaction with its associates as critical to its continued success in building and enhancing customer confidence and loyalty. PETsMART strives to provide customers with personalized service and a friendly shopping atmosphere. To enhance the stores' fun environment, customers are encouraged to bring their pets into PETsMART superstores while they shop.

          - Initiate National Network Television Advertising and Revitalize Print Advertising. The Company initiated network television advertising during the fourth quarter of fiscal 1998 and has plans to continue to promote the PETsMART brand through an expanded network television campaign during 1999. Additionally, the Company has revised its historical print advertising circulars to focus on driving customer traffic and sales generation. The Company's new store locations will also receive additional advertising support versus established stores during the first six months of the new store's operations.

PETSMART SUPERSTORES

     At January 31, 1999, PETsMART operated 534 superstores, consisting of 423 superstores in the United States, 93 superstores in the United Kingdom and 18 superstores in Canada. PETsMART's superstores are generally located in sites co-anchored by strong consumables-oriented retailers and other destination superstores, typically in or near major regional shopping centers.

     The Company's expansion strategy is to increase its market share in existing markets and to penetrate new markets with a goal of establishing a leading position in each market it serves and to achieve operating efficiencies and economies in advertising, distribution and management. By the end of fiscal 1999, PETsMART currently expects to operate 493 superstores in North America. PETsMART believes there is a potential for an aggregate of 900 to 1,000 PETsMART superstores in North America. See "Business Risks -- Expansion Plans."

PETSMART DIRECT

     PETsMART Direct, the Company's catalog operation, is the leading direct marketing retailer of pet related and equine products in North America. PETsMART Direct sells pet supplies through three catalogs: R.C. Steele, Pedigrees and Groomer Direct. PETsMART Direct also offers discount brand name tack, riding apparel and equine supplies through four additional catalogs: State Line Tack Western, State Line Tack English, Wiese Equine Supply and National Bridle Shop. In fiscal 1998, PETsMART Direct circulated more than 26 million catalogs. PETsMART Direct's marketing and customer database management is designed to attract new customers and to generate additional sales from existing catalog or retail customers. PETsMART Direct's proprietary customer database currently contains the names of approximately 1.2 million customers who have made a purchase from PETsMART Direct catalogs within the past 24 months. In fiscal 1998, PETsMART Direct's average transaction was approximately $90. Also during fiscal 1998, PETsMART Direct initiated electronic commerce through the establishment of statelinetack.com and rcsteele.com which offer equine and pet-related products over the Internet.

DISTRIBUTION

     PETsMART is committed to pursuing enhanced distribution strategies which the Company believes minimize delivered cost on the merchandise it sells, in addition to providing lower inventory levels, improved store operating efficiency and improved in-stock position. The Company buys from approximately 1,100 vendors worldwide, the two largest of which account for approximately 24% of total purchases. The Company currently employs a hybrid distribution system including, as appropriate, full truckload shipments to individual superstores, the splitting of full truckloads among several closely located superstores, consolidation centers to service regional clusters of superstores and central distribution centers. The Company operates a 360,000 square foot distribution center in Columbus, Ohio, and a 430,000 square foot distribution center in Phoenix, Arizona. The Company has a 230,000 square foot leased facility in Ennis, Texas, which may be reopened pending future distribution strategies. These centers primarily handle small, light and easy to handle products. The Company also currently operates 13 regional consolidation centers in the United States and operates a 110,000 square foot distribution center in Gloucester, England. In addition, PETsMART Direct operates a 200,000 square foot catalog fulfillment and equine distribution center in Brockport, New York. The Brockport facility will be expanded during 1999 by 130,000 square feet to accommodate the volumes anticipated to be generated by the Company's expanded electronic commerce activities (See "Business Risks -- Electronic Commerce Initiatives").

     The Company is currently reviewing its warehouse and distribution strategy to determine the optimum network configuration. The anticipated primary change to the network results in a reduction of vendor direct store deliveries which would allow for a more efficient use of store inventory, store labor and vendor support. The Company anticipates beginning to implement this strategy during fiscal 1999 and believes benefits will be realized through a reduction in store inventory carrying costs, reduced store labor costs, improved inventory in-stock position and distribution center productivity, reduced transportation costs, and vendor shared efficiencies. Most of these benefits, if any, are expected to be realized through the end of fiscal 2001. There can be no assurance, however, that the Company will be able to realize any benefits as a result of the planned strategy changes, nor that the Company will be able to execute the recommended strategy effectively. Additionally, there can be no assurance that any planned labor and other cost savings will be realized in the future, or that additional costs, currently unforeseen, will arise as a consequence of the recommended strategy.

INFORMATION SYSTEMS

     The Company is committed to making ongoing investments in its information systems to increase operating efficiency, provide superior customer service and support its anticipated growth. The Company has made, and continues to make, significant investments in information systems to support point of sale applications, inventory on-hand integrity and replenishment, merchandising , inventory control, warehousing and distribution, financial controls and reporting. PETsMART is in the implementation stage of developing and implementing an integrated information system which will feature a common set of applications. The Company's systems initiatives include new in-store point of sale and support systems, warehousing systems, communication systems, and SAP Retail management information systems. The various applications are planned to be implemented beginning in the summer of 1999. The Company estimates that its costs in connection with the development of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system may be financed through lease transactions, although there can be no assurance that adequate financing will be available to the Company on acceptable terms. When complete, it is anticipated that the system will provide the Company with a significant competitive advantage in better serving its customers and improving its business operations through more timely and accurate information, reduced costs, and increased productivity due to better job function assistance. There can be no assurance that the actual costs for the new system will not exceed current estimates or extend beyond fiscal year 2000. In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms. See "Business Risks -- New Information System", "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources" and
"-- Year 2000 Readiness."

COMPETITION

     Based on total sales, the Company is the largest specialty retailer of pet food, supplies and services in North America and the United Kingdom. The pet food and pet supply retail business is highly competitive and can be categorized into three different segments: (i) supermarkets, warehouse clubs and other mass merchandisers, (ii) specialty pet supply chains and pet supply superstores and
(iii) independent pet stores. The Company believes that the principal competitive factors influencing the Company's business are product selection and quality, convenience of store locations, customer service and price. In this regard, the major premium pet food brands offered by the Company, such as Science Diet, Nutro, and IAMS, are not currently available to grocery stores, warehouse clubs or other mass merchandisers due to manufacturers' restrictions. The Company has announced that beginning in May 1999 it will carry the Nutro brand premium dog and cat foods, treats, and biscuits, which the Company believes will further enhance its competitive position. PETsMART believes that it competes effectively within its various markets; however, some of the Company's competitors are larger in terms of overall sales volume and have access to greater capital and management resources than the Company. See "Risk Factors -- Competition."

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

     The laws of many states prohibit veterinarians from splitting fees with non-veterinarians and prohibit business corporations from providing, or holding themselves out as providers of, veterinary medical care. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While the Company seeks to structure its operations to comply with the corporate practice of veterinary medicine laws of each state in which it operates, there can be no assurance that, given varying and uncertain interpretations of such laws, the Company would be found to be in compliance with restrictions on the corporate practice of veterinary medicine in all states. A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any state in which it operates could require the Company to restructure its operations to comply with the requirements of such states, or render it unable to operate veterinary clinics in those states. See "Risk Factors -- Government Regulations."

INSURANCE

     The Company maintains standard product and casualty insurance on all of its superstores, as well as product liability insurance covering the sale of live animals and veterinary malpractice insurance covering its veterinary clinics.

TRADEMARKS

     The Company owns several service marks and trademarks registered with the United States Patent and Trademark Office ("USPTO"), including "PETsMART(R)," "Santa Claws(R)," "Grreat Choice(R)," "Sophista-Cat(R)," "Authority(R)," "Top Paw(R)," "Top Wing(R)," "Top Fin(R)," "Where Pets Are Family(R)" and the PETsMART Logos. PETsMART also has several applications pending with the USPTO for additional trademarks and anticipates filing additional applications in the future. The Company believes its trademarks and logos have become important components in its merchandising and marketing strategy. The Company believes it has all the licenses necessary to conduct its business.

EMPLOYEES

     As of January 31, 1999, the Company employed approximately 21,600 associates worldwide, approximately 9,800 of whom were employed full time. PETsMART's associates receive wages and benefits competitive with those of the local retail community. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its associates to be good.

BUSINESS RISKS

     The business risks below, along with those discussed in the Distribution, Information Systems, and Competition sections of this Annual Report on Form 10-K, are some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company's ability to operate its businesses successfully or in a manner consistent with historical operating results. The Company's actual results could differ materially from those projected results due to some or all of the factors discussed below.

     SUPERSTORE EXPANSION PLANS, MATURATION OF EXISTING SUPERSTORES AND DEPENDENCE ON PERFORMANCE OF SUPERSTORE. PETsMART currently operates superstores in many of the major market areas of North America and the United Kingdom. In North America, the Company's current plans for fiscal 1999 include opening an aggregate of 25 superstores in existing markets and 30 superstores in new markets, of which 24 are considered to be single store markets. Additionally, the Company anticipates opening up to 5 superstores in the United Kingdom in fiscal 1999. It has been the Company's experience that superstores opened in existing markets may result in some cannibalization of the sales of other PETsMART superstores already in operation in those markets. In addition, as a result of the Company's rapid expansion in recent years, many of its superstores are still relatively immature. Approximately one-half of the Company's North America superstores have been opened since the beginning of fiscal 1996. As superstores reach maturity, the rate of comparable store sales increases tends to decline. The Company believes these factors have contributed to the decline in the rate of comparable store sales increases which it has reported in recent years. PETsMART's North American comparable store sales increases were 11.9% in fiscal 1996, 4.6% in fiscal 1997, and 6.3% for fiscal 1998. As a result of new store openings in existing markets and because mature superstores will represent an increasing proportion of the Company's store base over time, the Company's comparable store sales increases may be lower than historical levels. There can be no assurance new or existing superstores will perform in accordance with historical patterns or current management expectations, or that any cannibalization of sales will not be greater than historical experience or current management expectations.

     Operating margins are also expected to be impacted by new superstore openings because of the recognition of preopening expenses and the lower sales volumes characteristic of immature stores. Compared to results achieved in other regions, the Company has experienced lower comparable store sales increases and levels of store contribution in certain North American geographic regions. In addition, certain operating costs, particularly those related to occupancy, are expected to be higher than historical levels in some of these newly-entered geographic regions and tight labor markets in certain areas are expected to increase store personnel expenses more rapidly than historical trends. As a result of the expected slower overall rate of comparable store sales increase and the impact of these rising costs, the Company's total store contribution and operating margins may be lower than historical levels in future periods. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Overview."

     NEW INFORMATION SYSTEM. PETsMART is in the implementation stage of developing and implementing an integrated information system which will feature a common set of applications. The Company's systems initiatives include new in-store point of sale and support systems, warehousing systems, communication systems, and SAP Retail management information systems. The various applications are planned to be implemented beginning in the summer of 1999. It is anticipated the continued development and implementation of the new systems will require significant capital expenditures, operating expense and management effort to complete. There can be no assurance that the new systems will be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new systems, or to do so on a timely basis, could materially adversely affect the Company's future operating results or its ability to expand. Costs of the new systems will be expensed as incurred or capitalized and expensed in future periods. The new systems will require significant financing, a portion of which will be provided by current cash and cash equivalent balances. The Company estimates that its costs in connection with the development and implementation of the new systems, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new systems may be leased, although there can be no assurance that the actual costs for the new systems will not exceed current estimates or extend beyond fiscal year 2000. In the event that additional financing is required to complete the Company's new information systems, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

     INTERNATIONAL OPERATIONS. The Company entered the European market by acquiring Pet City in December 1996 and operated 93 superstores in the United Kingdom at January 31, 1999. The Company also entered the Canadian market in 1996, where it operated 18 superstores at January 31, 1999. The Company has recently entered into an agreement with a major South African retailer whereby PETsMART will provide certain product sourcing and consulting services. These operations may require significant management and financial resources. In particular, international operations require coordination of geographically separate management organizations, the integration of personnel with disparate cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Prior to 1996, the Company had not previously operated stores or provided services to entities outside of the United States and there can be no assurance that PETsMART will be able to do so successfully. As the Company's international operations expand, PETsMART's results will be increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including tax laws, and political and economic instability and developments. Presently, the United Kingdom store expansion program is, and is anticipated to continue to be, financed in large part by North American financing sources. There can be no assurance that the North American operations will continue to be able to provide funding for the opening of superstores in the United Kingdom or that adequate alternative sources of capital could be obtained on acceptable terms. The Credit Facility contains covenants restricting the amounts invested in certain foreign subsidiaries. See "Description of Credit Facility."

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

     EXPANSION PLANS. PETsMART has expanded since its inception in 1986 to 423 superstores in the United States, 93 superstores in the United Kingdom and 18 superstores in Canada at January 31, 1999. In North America, the Company currently anticipates opening an additional 55 superstores in fiscal 1999 and 50 superstores in fiscal 2000. The Company also currently anticipates opening up to five new superstores annually in the United Kingdom. The Company's ability to open additional superstores is dependent on adequate sources of capital for leasehold improvements, fixtures and inventory, preopening expenses, the training and retention of skilled managers and personnel and other factors, some of which may be beyond the Company's control. Presently, the Company's store expansion plans are expected to be financed by existing cash equivalents, cash flow from operations, lease financing, and borrowing capacity under the Credit Facility. To the extent the Company is unable to obtain adequate financing for new store growth on acceptable terms, the Company's ability to open new superstores will be negatively impacted. As a result, there can be no assurance that the Company will be able to achieve its current plans for the opening of new superstores. Any failure by PETsMART to expand its distribution capabilities or other internal systems or procedures as required could also adversely affect its ability to support its planned new store growth.

     Future acquisitions or dispositions of assets by the Company, if any, could result in potentially dilutive issuances of securities, the incurrence of additional debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company's profitability. The Company's operating results also could be adversely affected if it is unable to successfully integrate any future acquisition into its operations.

     PETsMART routinely evaluates its strategic alternatives with respect to each of its superstores, including its United Kingdom operations, the operations of PETsMART Direct and the Company's other operating assets and investments. In connection with such evaluations, the Company may elect to close superstores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sale or disposition would be achieved on terms favorable to the Company. Additionally, the Company has proceeded with its plan to close 33 U.S. superstores, including 31 smaller acquired superstores, and to replace 24 of them with 26,000 square foot prototype superstores. At January 31, 1999, 24 of these superstores had been closed and 18 replacement superstores had been opened.

     RELIANCE ON VENDORS AND PRODUCT LINES. PETsMART does not have any long-term supply commitments from any of its premium food or other product vendors. Sales of premium pet food for dogs and cats, such as Science Diet and IAMS, make up a significant portion of PETsMART's revenues. Additionally, in April 1999 the Company announced it had reached agreement to offer Nutro brand super premium pet food and treats in its North American stores. Currently, the major vendors of premium pet foods do not permit these products to be sold in supermarkets, warehouse clubs or through other mass merchandisers. The Company could be materially adversely affected were any of these vendors to make their products available in supermarkets or through mass merchandisers, or if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets.

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

     ELECTRONIC COMMERCE INITIATIVES. The Company has announced its intention to initiate a broad electronic commerce initiative during fiscal 1999. While the Company has operated electronic commerce through its PETsMART Direct subsidiary since May 1998, the new electronic commerce initiative is much broader in scope of offerings and content than that which is currently offered. Additionally, PETsMART will be competing against other electronic retailers who have established web sites and product offerings, along with significant capital resources and marketing capabilities. The Company believes that its existing fulfillment and order processing capabilities, along with its advertising, merchandising, product procurement, and pet-related content abilities will provide it with a competitive advantage over other electronic commerce retailers. The Company is also currently expanding its Brockport, New York distribution facility to better service the anticipated inventory and fulfillment needs resulting from its electronic commerce initiatives (see "Distribution" section below). There can be no assurance that the Company will be able to achieve its current plans for its electronic commerce capabilities. Although electronic commerce is expanding in certain retail categories, there can be no assurance that the Company's class of goods can be effectively and efficiently marketed, sold and delivered through electronic commerce. PETsMART may also be required to seek additional capital resources to fund its electronic commerce initiatives and there can be no assurance that the Company would be successful in obtaining such financing on acceptable terms. The "Internet Tax Freedom Act" currently prohibits the collection by state and local governments of sales and use taxes on sales made through electronic commerce. There can be no assurance that the imposition of sales and use taxes upon electronic commerce sales will not have a material adverse impact upon the Company's electronic commerce marketing and sales efforts and results.

     DISTRIBUTION. The Company is currently reviewing its warehouse and distribution strategy to determine the optimum network configuration. The anticipated primary change to the network results in a reduction of vendor direct store deliveries which would allow for a more efficient use of store inventory, store labor and vendor support. The Company anticipates beginning to implement this strategy during fiscal 1999 and believes benefits will be realized through a reduction in store inventory carrying costs, reduced store labor costs, improved distribution center productivity, reduced transportation costs, and vendor shared efficiencies. Also, any such benefits are expected to be realized through the end of fiscal 2001. There can be no assurance, however, that the Company will be able to realize any benefits as a result of the planned strategy changes, nor that the Company will be able to execute the recommended strategy effectively. Additionally, there can be no assurance that any planned labor and other cost savings will be realized in the future, or that significant additional costs will not be incurred as a consequence of the recommended strategy.

     COMPETITION. The pet food and supply retailing industry is highly competitive. PETsMART competes with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than PETsMART. PETsMART also competes with a number of pet supply warehouse or specialty stores, smaller pet store chains and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and supply market, some of which have developed store formats similar to PETsMART's, and due to the expansion of pet-related product offerings in certain of the warehouse clubs and mass merchandisers. There can be no assurance the Company will not face greater competition from these or other retailers in the future. In particular, if any of the Company's major competitors seek to gain or retain market share by reducing prices, the Company may reduce its prices in order to remain competitive, which could have a material adverse effect of the Company. The Company is also facing additional competition from electronic commerce retailers who are entering the pet supply market (see "Business Risks -- Electronic Commerce Initiatives").

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

     ANTI-TAKEOVER MEASURES. The PETsMART Restated Certificate of Incorporation, as amended (the "Restated Certificate") and the PETsMART Bylaws include provisions that may delay, defer or prevent a change in management or control that holders of Notes or stockholders might consider to not be in their best interests. These provisions include (i) a classified Board of Directors consisting of three classes, (ii) the ability of the Board of Directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with such rights, obligations, and preferences as the Board of Directors may determine, (iii) no right of stockholders to call special meetings of stockholders, (iv) no right to stockholders to act by written consent and (v) certain advance notice procedures for nominating candidates for election to the Board of Directors. In addition, the Restated Certificate requires a 66 2/3% vote of stockholders to (i) alter or amend the PETsMART By-laws, (ii) remove a director without cause, or (iii) alter, amend or repeal certain provisions of the Restated Certificate. The Restated Certificate does not permit cumulative voting. In August 1997, the Company's Board of Directors adopted a Share Purchase Rights Plan, commonly referred to as a "poison pill." The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company. See "Description of Capital Stock."

     POSSIBLE VOLATILITY OF STOCK PRICE; ABSENCE OF DIVIDENDS. Since the initial public offering of the Company's Common Stock, the market price of the Common Stock has been subject to significant fluctuation. The market price of the Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

     PETsMART has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, under the terms of the Credit Facility, the Company is prohibited from paying any cash dividends without prior bank approval.

                                   MANAGEMENT

     The executive officers of the Company and their ages and positions at April 16, 1999, are as follows:

NAME                                        AGE                     POSITION
----                                        ---                     --------
Samuel J. Parker..........................  56     Chairman of the Board
Philip L. Francis.........................  52     President and Chief Executive Officer
Neil T. Watanabe..........................  45     Executive Vice President, Chief Financial
                                                     Officer
C. Donald Dorsey..........................  57     Executive Vice President
C. Giles Clarke...........................  45     Executive Vice President, Europe
Kenneth A. Banks..........................  53     Senior Vice President, Marketing, Branding
                                                   & Advertising
Carol M. Cox..............................  56     Senior Vice President, Human Resources
H. Jake Mendelsohn........................  41     Senior Vice President, Chief Information
                                                     Officer
Philip B. Murphy..........................  50     Senior Vice President, Merchandising
James D. Nelson...........................  45     Senior Vice President, Logistics and
                                                     Distribution
Douglas W. Walrod.........................  47     Senior Vice President, Real Estate & Store
                                                     Development
James T. Walsh............................  49     Senior Vice President, Store Operations
                                                   and Services
Anthony J. Leonardi.......................  52     President, PETsMART Direct
Marcia R. Meyer...........................  49     President, PETsMART International Supply
                                                     Company
Kenneth A. Conway.........................  42     Vice President, Controller, Chief
                                                   Accounting Officer

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

     Neil T. Watanabe joined the Company in March 1998, as Executive Vice President and Chief Financial Officer. Mr. Watanabe, a certified public accountant, was Senior Vice President and Chief Financial Officer of Mac Frugal's Bargain Close-Out, a discount retailer, from 1996 to January 1998. From 1995 to 1996, he was Vice President Finance/Controller and Corporate Administration for Kay-Bee Toys, a mall-based specialty toy retailer. Prior to joining Kay-Bee Toys, Mr. Watanabe was Chief Financial and Operating Officer of Motherhood Maternity, Inc. from 1994 to 1995, and Vice President and Corporate Controller of Filene's Basement, Incorporated from 1988 to 1994.

     C. Donald Dorsey joined the Company in 1989, as Senior Vice President and Chief Financial Officer. He was named Executive Vice President in 1994 and remained Chief Financial Officer until February 1997. In November 1997, following the resignation of the Company's Chief Financial Officer, Mr. Dorsey resumed the position of Chief Financial Officer on an interim basis until March 1998.

     C. Giles Clarke was named Executive Vice President, Europe in December 1996 following the Company's merger with Pet City Holdings Plc, of which he had been Deputy Chairman and Chief Executive Officer since June 1993. Mr. Clarke co-founded Pet City in 1989 and served as its President until June 1993.

     Kenneth A. Banks joined the Company in October 1998, as Senior Vice President of Marketing, Branding and Advertising. From 1996 to 1998, Mr. Banks was an independent consultant, specializing in retail marketing and advertising consulting. Mr. Banks was President/General Manager for Fahlgren Benito Advertising from 1995 to 1996, and served as Vice President of Marketing for Circuit City Stores, Inc. from 1994 to 1995. From 1979 to 1994 Mr. Banks was Vice President of Marketing Communications for Eckerd Drug Company.

     Carol M. Cox joined the Company in October 1998, as Senior Vice President of Human Resources. Prior to joining PETsMART, from 1997 to 1998, Ms. Cox was Director of Human Resources for Rural/Metro Corporation. From 1995 to 1997, Ms. Cox was Vice President of Human Resources for Frank's Nursery and Crafts. Ms. Cox was also Senior Vice President of Human Resources for Dylex, Ltd., Canada's largest specialty retailer headquartered in Toronto, Canada from 1987 through 1995.

     H. Jake Mendelsohn joined the Company in 1996, as Senior Vice President, Chief Information Officer. Mr. Mendelsohn, who has been associated with PETsMART in a consulting capacity since January 1989, was a principal of the Windsor Park Group from 1987 to January 1996.

     Philip B. Murphy joined the Company in 1996, as Vice President, Corporate Brands, and was promoted to Senior Vice President of Merchandising in 1997. Prior to joining PETsMART, Mr. Murphy worked for 13 years at National Tea Company and Loblaws Ltd. in various executive merchandising and marketing positions.

     James D. Nelson joined the Company in October 1997, as Senior Vice President, Logistics and Distribution. Prior to joining PETsMART, from 1996 to 1997, Mr. Nelson was Vice President of Logistics Administration at K-Mart Corporation. From 1995 to 1996, Mr. Nelson was Senior Manager at Ernst & Young LLP. From 1994 to 1995, he was Director of Logistics (North and Latin America) at Compaq Computer Corporation, and from 1990 to 1994, he was Vice President of Retail Distribution for Sears Logistics Services, a wholly-owned subsidiary of Sears Roebuck & Co.

     Douglas W. Walrod was promoted to Senior Vice President of Real Estate and New Store Development in May 1998. Mr. Walrod joined PETsMART in 1993 as Senior Director of Real Estate for the Eastern United States and was promoted to Vice President of Real Estate for North America and Canada in 1995, and was promoted to Vice President of Real Estate in 1996. Prior to joining PETsMART, Mr. Walrod was Vice President of Corporate Real Estate for Brown Group, Inc.

     James T. Walsh joined the Company in April 1999, as Senior Vice President, Store Operations and Services. From 1981 to 1999, Mr. Walsh held several senior management positions with Shaw's Supermarkets, Inc., a subsidiary of J. Sainsbury plc, including Warehouse Manager, Store Manager, District Manager, Vice President and General Manager. Most recently, he served Shaw's as Senior Vice President of Retail Operations and a member of the Shaw's Board of Directors.

     Anthony J. Leonardi joined the Company as President of PETsMART Direct in 1997. From 1979 to 1997, Mr. Leonardi held various executive positions at Sara Lee Corporation, most recently serving as President of Catalog Division.

     Marcia R. Meyer joined the Company in 1990 as Vice President and General Merchandise Manager. In March 1997, she was promoted to President of PETsMART International Supply Company, a unit of PETsMART. From 1985 to 1989, Ms. Meyer held various executive positions with Broadway Southwest, a division of Carter Hawley Hale Stores, Inc., most recently as Senior Vice President and General Merchandise Manager.

     Kenneth A. Conway joined the Company in November 1992 as Controller. A certified public accountant, Mr. Conway was promoted to Vice President, Controller in 1994, and was named Chief Accounting Officer of the Company in 1998.

ITEM 2.  PROPERTIES

     The following table summarizes the locations of the superstores by country and state at January 31, 1999:

                                                             NUMBER OF
                                                            SUPERSTORES
                                                            -----------
UNITED STATES
Arizona.................................................         16
Arkansas................................................          2
California..............................................         58
Colorado................................................         14
Connecticut.............................................          1
Florida.................................................         31
Georgia.................................................         17
Idaho...................................................          1
Illinois................................................         29
Indiana.................................................         10
Iowa....................................................          1
Kansas..................................................          6
Kentucky................................................          1
Maryland................................................         15
Massachusetts...........................................          3
Michigan................................................         14
Minnesota...............................................         11
Mississippi.............................................          1
Missouri................................................         10
Nebraska................................................          2
Nevada..................................................          6
New Hampshire...........................................          1
New Jersey..............................................         14
New Mexico..............................................          2
New York................................................          9
North Carolina..........................................         11
Ohio....................................................         24
Oklahoma................................................          6
Oregon..................................................          6
Pennsylvania............................................         12
Rhode Island............................................          1
South Carolina..........................................          2
Tennessee...............................................          7
Texas...................................................         39
Utah....................................................          6
Vermont.................................................          1
Virginia................................................         15
Washington..............................................         13

                                                             NUMBER OF
                                                            SUPERSTORES
                                                            -----------
Wisconsin...............................................          3
                                                                ---
Total United States PETsMART superstores................        421
State Line Tack (Delaware and New Hampshire)............          2
                                                                ---
Total United States superstores.........................        423
Canada..................................................         18
                                                                ---
Total North America superstores.........................        441

UNITED KINGDOM SUPERSTORES
England.................................................         78
Scotland................................................          9
Wales...................................................          3
Northern Ireland........................................          3
                                                                ---
Total United Kingdom superstores........................         93
                                                                ---
TOTAL WORLDWIDE SUPERSTORES.............................        534

     PETsMART leases substantially all of its superstores, retail distribution centers and corporate offices under noncancellable operating leases. The terms of the superstore leases, other than leases under its Structured Lease Facilities, as described below, generally range from 10 to 25 years and typically allow the Company to renew for three to five additional five year terms. Superstore leases, excluding renewal options, expire at various dates through 2025. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain superstores exceed specified amounts, provide for additional rents. To date, no additional rents have been paid by the Company pursuant to such leases.

     The Company has entered into lease agreements for certain of its superstores as part of structured lease financing facilities (the "Structured Lease Facilities"). The Structured Lease Facilities provide a special purpose entity (not affiliated with the Company) with the necessary financing to complete the acquisition and construction of new PETsMART superstores. Once construction has been completed, another special purpose entity (also not affiliated with the Company) leases the completed superstores to the Company for a five-year term. See "Description of Credit Facility."

     The Company's corporate offices cover approximately 165,000 square feet. The lease for this space expires in 2012. PETsMART's distribution center in Columbus, Ohio covers 360,000 square feet. The lease on this distribution center expires in 2008. The Company operates 13 regional consolidation centers in public warehouse facilities. In addition, the Company has a 430,000 square foot small good distribution center in Phoenix, Arizona, the lease on which expires in April 2002. PETsMART also operates a 110,000 square foot break-bulk center outside of Gloucester, England, the lease on which expires in 2001. The Company leases a 230,000 square foot facility in Ennis, Texas, under a lease which expires in 2012, that may be reopened pending future distribution strategies.

     PETsMART Direct operates a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 200,000 square feet. The Company is currently constructing a 130,000 square foot addition to this facility and expects to occupy the additional space in the fall of 1999.

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

     On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The Court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed motions for partial summary judgment on plaintiff's claim that in-store management positions were misclassified as exempt under the Fair Labor Standards Act. The Court denied these motions on February 22, 1999. To date, there have been no settlement discussions, and discovery is ongoing.

     On November 20, 1998, a civil lawsuit was filed by a competitor in the Ontario (Canada) General Court, entitled Pet Valu, Inc., et al v. PETsMART, Inc. (Case No. 98 CV-159004). This case seeks purported monetary damages of approximately US $63 million and claims that this amount is subject to trebling, alleging that the Company engaged in unfair competitive practices in the Ontario retail pet supply business. The complaint also claims that the Company interfered with an alleged contract between the plaintiff and one of its vendors. The Company has filed a formal response denying the allegations. The Company believes that the allegations in the lawsuit are without merit and intends to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company's security holders during the fourth quarter of the fiscal year ended January 31, 1999.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER
MATTERS

     Price Range of Common Stock and Dividend Policy. The Company's Common Stock is traded on the Nasdaq Stock Market under the symbol "PETM." The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

FISCAL YEAR ENDED
FEBRUARY 1, 1998                                               HIGH      LOW
-----------------                                             ------    ------
First Quarter ended May 4, 1997.............................  $23.00    $11.00
Second Quarter ended August 3, 1997.........................   12.75      9.81
Third Quarter ended November 2, 1997........................   12.25      6.44
Fourth Quarter ended February 1, 1998.......................    8.00      6.00

FISCAL YEAR ENDED
JANUARY 31, 1999                                               HIGH      LOW
-----------------                                             ------    -----
First Quarter ended May 3, 1998.............................  $13.13    $6.88
Second Quarter ended August 2, 1998.........................   12.19     8.19
Third Quarter ended November 1, 1998........................    7.92     4.94
Fourth Quarter ended January 31, 1999.......................   11.44     7.38

     The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company's revolving credit agreement restricts the payment of dividends.

     On April 16, 1999, there were 6,400 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA

     The information required by this Item is attached at Appendix A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Distribution, Information Systems, Competition, and Business Risks included in this Form 10-K for the year ended January 31, 1999.

OVERVIEW

     PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At January 31, 1999, the Company operated 534 superstores, consisting of 423 superstores in the United States, 93 superstores in the United Kingdom, and 18 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest.

     The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company anticipates that its comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. The Company currently charges preopening costs associated with each new superstore to earnings when the superstore is opened. Beginning in fiscal 1999, preopening costs will be expensed as incurred, in accordance with a recent AICPA Statement of Position (see "Recent Accounting Pronouncements" section below). Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

BUSINESS COMBINATIONS AND RESTRUCTURING CHARGES

     During fiscal 1996, the Company acquired, in two separate transactions, all of the outstanding equity interests of State Line Tack in exchange for 1,200,000 shares of PETsMART common stock, including approximately 76,000 shares reserved for issuance upon exercise of State Line Tack stock options assumed in the merger, and of Pet City Holdings Plc in exchange for approximately 7,844,000 shares of PETsMART common stock, plus approximately 304,000 shares reserved for issuance upon exercise of Pet City stock options assumed in the merger.

     In connection with the above transactions, the Company recorded merger and integration charges of $28.4 million. These charges included investment banking, legal and accounting fees, and miscellaneous transaction costs ($8.8 million), provision for the closure of redundant or inadequate facilities ($5.5 million), costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore ($11.0 million), and other costs of integration ($3.1 million). In addition, the Company recorded $13.6 million of similar business integration costs, primarily store conversion costs, associated with the Pet City merger as nonrecurring charges during fiscal 1997.

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

     In connection with its initiatives to refocus its operations, the Company in the second quarter of fiscal 1997 recorded charges of $61.0 million, of which approximately $44.9 million was recorded as a separate restructuring charge during the quarter. Approximately $30.0 million was related to the costs of closing or relocating 33 stores, of which 31 were former acquired stores, approximately $8.5 million was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures, and approximately $4.1 million was related to the Company's previous acquisitions. The remaining charges of $2.3 million included approximately $1.0 million of anticipated costs associated with the Company's decision to complete the consolidation of distribution facilities and approximately $1.3 million representing the write-off of the Company's investment in certain entities accounted for under the cost method which were impaired as a result of the Company's decision to exit certain departments within the PETsMART superstores.

     Of the remaining $16.1 million of one-time charges, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses. The $9.4 million of other one-time expenses were comprised of the write-down or write-off of certain impaired assets, including discontinued Discovery Center merchandise, from cost to net realizable value, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

     During the fourth quarter of fiscal 1998, a $1.8 million benefit was recognized as a change in estimate as a result of favorable settlements of real estate leases on stores identified for closure in conjunction with the fiscal 1997 restructuring charge.

     The activity within the accrued merger and restructuring costs liability account during fiscal 1998 is summarized below (in thousands):

                                         BALANCE AT    CHANGE IN      PAYMENTS/        BALANCE AT
                                        FEB. 1, 1998   ESTIMATE    ASSET WRITE-OFFS   JAN. 31, 1999
                                        ------------   ---------   ----------------   -------------
Lease termination & real estate
  costs...............................    $33,390       $(1,808)       $(11,749)         $19,833
Accrued business integration costs....        347            --            (347)              --
                                          -------       -------        --------          -------
                                          $33,737       $(1,808)       $(12,096)         $19,833
                                          =======       =======        ========          =======

RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company's statements of operations:

                                                                  FISCAL YEAR ENDED
                                                            ------------------------------
                                                            JAN. 31,    FEB. 1,    FEB. 2,
                                                              1999      1998(a)     1997
                                                            --------    -------    -------
STATEMENT OF OPERATIONS DATA:
Net sales.................................................   100.0%     100 .0%     100.0%
Cost of sales.............................................    75.0        75.3       71.6
                                                             -----      ------      -----
Gross profit..............................................    25.0        24.7       28.4
Store operating expenses..................................    19.0        19.3       19.3
Store preopening expenses.................................     0.4         0.5        0.7
General and administrative expenses.......................     2.9         2.8        2.8
Merger, business integration and restructuring costs......    (0.1)        3.2        2.8
                                                             -----      ------      -----
Operating income (loss)...................................     2.8        (1.1)       2.8
Interest income...........................................     0.1         0.0        0.1
Interest expense..........................................     1.1         0.8        0.6
                                                             -----      ------      -----
Income (loss) before income expense (benefit) and
  cumulative effect of a change in accounting principle...     1.8        (1.9)       2.3
Income tax expense (benefit)..............................     0.8        (1.0)       0.9
                                                             -----      ------      -----
Income (loss) before cumulative effect of a change in
  accounting principle....................................     1.0        (0.9)       1.4
Cumulative effect of a change in accounting principle.....      --        (0.1)        --
                                                             -----      ------      -----
Net income (loss).........................................     1.0%       (1.0)%      1.4%
                                                             =====      ======      =====

---------------
(a) Excludes restructuring charges of $9.4 million, $3.3 million, and $3.4 million recorded as components of cost of sales, store operating expenses, and general and administrative expenses, respectively. See "Business Combinations and Restructuring Charges" above.

FISCAL 1998 COMPARED TO FISCAL 1997

     The following discussion of results of operations for fiscal 1998 and fiscal 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in "Business Combinations and Restructuring Charges."

     Net sales increased 17.8% to approximately $2.1 billion for fiscal 1998 from $1.8 billion for fiscal 1997. Comparable North American store sales increased 6.3% for the period, and comparable United Kingdom store sales decreased 1.4%. During 1998, the Company opened 74 new superstores, including 14 replacement stores, and closed 17 stores in North America and opened 12 stores and closed three stores in the United Kingdom. The Company had 534 superstores in operation at January 31, 1999 compared to 468 superstores open at February 1, 1998.

     Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 25.0% for fiscal 1998 from 24.7% for fiscal 1997. This increase principally reflected improved product margins in North American and United Kingdom operations which were offset by higher occupancy costs in certain locations, particularly in newer United Kingdom stores, increased warehouse and distribution costs and higher personnel costs in veterinarian operations.

     Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased slightly as a percentage of net sales to 19.0% for fiscal 1998 from 19.3% for fiscal 1997. The improved leverage was due to strong expense controls in North American store operations and reduced advertising expenditures. Reduced catalog costs and shipping expenses versus 1997 in PETsMART DIRECT operations also contributed to the improvement.

     Store preopening expenses as a percentage of net sales decreased to 0.4% for fiscal 1998, compared to 0.5% in 1997. Including 14 North American replacement stores and 12 new United Kingdom stores, the Company opened 86 stores during fiscal 1998. The average store preopening expense of $102,000 per store in fiscal 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

     General and administrative expenses as a percentage of sales increased to 2.9% for 1998, as compared to 2.8% for 1997. The increase was directly related to costs incurred in connection with the closure of stores, management information system costs related to the Company's North America systems initiatives, as well as $4.7 million of nonrecurring legal and settlement costs and executive severance costs recorded in second quarter 1998. Excluding the one-time legal and severance costs, general and administrative costs as a percentage of sales were 2.7% of sales for fiscal 1998.

     The Company's operating income increased to $57.3 million for 1998 from $37.7 million for 1997, excluding the $1.8 million of merger and restructuring benefit recorded in 1998 and the $73.5 million of merger and restructuring costs recorded in 1997. Excluding the merger and restructuring benefit and costs, operating income as a percentage of net sales increased from 2.1% for 1997 to 2.7% for 1998.

     Interest income increased to $3.1 million for 1998 from $0.2 million for 1997, principally due to the increase in average cash balances from the note offering completed in November 1997, as well as the planned reduction in per-store inventories during 1998. Interest expense increased to $23.1 million for 1998 from $13.9 million for 1997. The increase in interest expense in 1998 was also primarily related to the note offering completed in November 1997.

     For fiscal 1998, income taxes were provided at an annual effective rate of 40.0%. This reflects an increase over historical levels due to changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The Company's income tax provision for 1997 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded. Additionally, the statutory reduction in the United Kingdom corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company's effective income tax rate from operations was 38.5% for fiscal 1997.

     As a result of the foregoing, the Company reported net income of $23.3 million (or $0.20 per share) for fiscal 1998 compared to a net loss, before cumulative effect of a change in accounting principle of $31.8 million (or $0.28 per share) for fiscal 1997. Excluding the 1997 merger and restructuring charges and the related tax benefits, and the cumulative effect of a change in accounting principle, net income for fiscal 1997, on a comparable basis, was $15.5 million (or $0.13 per share).

FISCAL 1997 COMPARED TO FISCAL 1996

     The following discussion of results of operations for fiscal 1997 and fiscal 1996 excludes the effects of the restructuring, merger and business integration costs discussed above in "Business Combinations and Restructuring Charges".

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

     Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, remained constant at 19.3% of net sales as compared to fiscal 1996. Certain store expenses were increased to improve store service levels in the North American stores, which were offset by certain reductions catalog operating expenses.

     Store preopening expenses as a percentage of net sales decreased to 0.5% for the year compared to 0.7% for 1996, primarily as a result of the higher preopening costs associated with the five super-regional format stores opened in San Diego and the eight Canadian stores opened in 1996. The Company opened 76 North American stores and 29 United Kingdom stores during 1997, as compared to 82 stores during 1996. Average preopening costs for 1997 approximated $88,000 per store.

     General and administrative expenses remained steady as a percentage of sales at 2.8% for 1997 and for 1996. Increases during 1997 in legal, relocation and other executive expenses, and the effects of a required change in accounting for the computer system upgrade project, were offset by continued corporate expense management.

     The Company's operating income decreased to $37.7 million for the fiscal 1997 from $83.4 million for 1996. Operating income as a percentage of sales decreased to 2.1% for 1997 from 5.6% for 1996, primarily as a result of the decrease in gross profit described above.

     Interest income decreased to $0.2 million for 1997 from $1.1 million for 1996 principally due to the decrease in average cash balances in 1997 compared to 1996. Interest expense increased to $13.9 million for 1997 from $9.5 million for 1996 principally due to higher average borrowings during the fiscal 1997, and the interest cost resulting from the issuance in November 1997 of the subordinated convertible notes (See "Liquidity and Capital Resources" below).

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

     Excluding the merger and restructuring charges and other charges, and the related tax benefits, net income for 1997, decreased to $15.5 million (or $0.13 per share), compared to $46.5 million (or $0.39 per share) for fiscal 1996. Including the effects of the restructuring and other charges recorded in both years, the Company reported a net loss before cumulative effect of a change in accounting principle of $31.8 million (or $0.28 per share) for fiscal 1997 compared to net income of $20.6 million (or $0.17 per share) for 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

     In November 1997, $200,000,000 of 6 3/4% Subordinated Convertible Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

     At January 31, 1999, total assets were $932.0 million, of which $566.6 million were current assets. Cash and cash equivalents were $153.3 million.

     Cash provided by operations was $57.6 million for fiscal 1998, compared to cash used in operations of $0.8 million for the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), increased to 44.3% at January 31, 1999, compared to 36.1% at February 1, 1998. Inventory balances were approximately $336.1 million at January 31, 1999, and $317.5 million at February 1, 1998. Average North American store inventory, which excludes the inventory of PETsMART Direct, decreased 6.6%, respectively, to $660,000 per store at January 31, 1999, from approximately $707,000 at February 1, 1998.

     The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $33.1 million for 1998.

     Net cash flow from financing activities, primarily the change in the Company's bank overdraft, proceeds from the exercise of employee stock options, and principal payments on capital leases, was $5.9 million for fiscal 1998.

     The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores identified in second quarter 1997, merger and business integration costs and corporate investment, including costs associated with the development and implementation of the Company's new information system, and for working capital.

     All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $525,000. For the Company's 26,000 square foot prototype store, this amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $400,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $375,000 for inventory, net of accounts payable. Approximately $450,000 is required for store fixtures and equipment, which is typically fully-funded through lease financing.

     The Company has begun to open 19,000 square foot superstore locations, primarily in single-store markets and as fill-in locations in existing markets. The Company expects that these smaller stores will comprise a growing percentage of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and capital expenditures for these locations will typically include approximately $380,000 for inventory, net of accounts payable, approximately $100,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which is also typically fully-funded through lease financing.

     Based upon the Company's current plan to open approximately 55 new North American stores during fiscal 1999, approximately $28.9 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

     PETsMART is in the implementation stage of developing and implementing an integrated North America information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system will be financed through lease transactions, some of which have been completed. There can be no assurance that the actual costs for the new system will not exceed current estimates, or that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system on a timely basis could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented by January 1, 2000, the Company may experience software difficulties as a result of the so-called "Year 2000" problem (see "Year 2000 Readiness"). In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

     Capital expenditures, net of construction allowances, were approximately $39.7 million during fiscal 1998. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, will be expensed as incurred. The Company currently expenses its store preopening costs in the period in which the store opens. The Company will adopt SOP 98-5 and will recognize a cumulative change in accounting principle in the first quarter of fiscal 1999.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or
(ii) the hedged forecasted transaction earnings effect. The Company will adopt SFAS 133 in the first quarter of fiscal 2000 and does not expect a material effect on its financial statements as a result of adoption.

YEAR 2000 READINESS

     The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates with 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, all of which are in progress. A new integrated North America information system, which is Year 2000 compliant, is currently in the implementation stage. The system is scheduled to be operational for the North American retail operations during the first half of fiscal 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete by October 1999. The Company estimates that its costs in connection with the development and implementation of the new information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's United Kingdom and Catalog operational segments, with costs to address those segment's Year 2000 issues not expected to be material.

     There can be no assurance, however, that the new North America information system can be developed, tested, and implemented on a timely basis or that it will deliver the desired operational benefits. Nor can there be assurance that the initiatives put in place to address the Year 2000 issues will identify and remove all potential operational impacts. While significant economic detriment from Year 2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses, or corporate offices, the financial magnitude of which is not currently estimable. The Year 2000 initiatives being conducted by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, including the Year 2000 compliance and readiness of external partners. The Company believes that, with the implementation of new North America business systems and the completion of its Year 2000 initiatives as scheduled, the possibility of significant interruptions of normal operations will be reduced. Although the Company believes contingency plans will not need to be utilized based on progress to date, contingency plans have been developed for each critical system. The specifics of the contingency plans vary depending on the system and assessed risk of non-compliance and such plans are modified periodically based on review and testing. The plans are comprised of activities such as upgrading existing systems, reallocating internal resources, obtaining additional external resources, and implementing temporary manual processes.

ITEM 7.A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

     The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, and on borrowings under its revolving credit arrangement. The Company has entered into interest rate swaps to lower its funding costs and reduce its exposure to changes in short-term interest rates. Under these arrangements, the Company may convert variable rate lease payments and borrowings into borrowings at a fixed rate of approximately 6.6%. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company's operations, cash flow or financial position. See Notes 6 and 7 of Notes to the Consolidated Financial Statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information required by this Item is attached as Appendix F.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to Directors is incorporated by reference from the information under the caption "Election of Directors" contained in the Company's definitive proxy statement in connection with the solicitation of proxies for the Company's 1998 Annual Meeting of Stockholders to be held on June 24, 1999 (the "Proxy Statement").

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

          2. Financial Statement Schedules: Financial statement schedules required under the related instructions are not applicable for the period ended January 31, 1999, and have therefore been omitted or the information is presented in the consolidated financial statements or related notes.

          3. Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

     (b) Reports on Form 8-K.

     During the fourth quarter of fiscal 1998, the Company filed no reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 1999.

                                          PETSMART, INC.

                                          By:     /s/ PHILIP L. FRANCIS
                                            ------------------------------------
                                                     Philip L. Francis
                                             President, Chief Executive Officer
                                               (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                     SIGNATURE                                      TITLE                      DATE
                     ---------                                      -----                      ----

               /s/ SAMUEL J. PARKER                  Chairman of the Board of Directors   April 23, 1999
---------------------------------------------------
                 Samuel J. Parker

               /s/ PHILIP L. FRANCIS                 President, Chief Executive Officer   April 23, 1999
---------------------------------------------------  and Director
                 Philip L. Francis

               /s/ NEIL T. WATANABE                  Executive Vice President, Chief      April 23, 1999
---------------------------------------------------  Financial Officer (Principal
                 Neil T. Watanabe                    Financial Officer)

               /s/ KENNETH A. CONWAY                 Vice President, Controller           April 23, 1999
---------------------------------------------------  (Principal Accounting Officer)
                 Kenneth A. Conway

               /s/ NORMAN E. BRINKER                 Director                             April 23, 1999
---------------------------------------------------
                 Norman E. Brinker

             /s/ LAWRENCE A. DEL SANTO               Director                             April 23, 1999
---------------------------------------------------
               Lawrence A. Del Santo

                  /s/ JANE EVANS                     Director                             April 23, 1999
---------------------------------------------------
                    Jane Evans

             /s/ RICHARD K. LOCHRIDGE                Director                             April 23, 1999
---------------------------------------------------
               Richard K. Lochridge

               /s/ BARBARA A. MUNDER                 Director                             April 23, 1999
---------------------------------------------------
                 Barbara A. Munder

               /s/ WALTER J. SALMON                  Director                             April 23, 1999
---------------------------------------------------
                 Walter J. Salmon

              /s/ THOMAS G. STEMBERG                 Director                             April 23, 1999
---------------------------------------------------
                Thomas G. Stemberg

                                                                      APPENDIX E

                                 PETSMART, INC.

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  2.1     Agreement and Plan of Reorganization by and among PETsMART,
          PETsMART Acquisition Corp. and Petstuff, Inc., dated
          February 7, 1995, as amended(5).............................
  2.2     Agreement and Plan of Reorganization between PETsMART and
          The Weisheimer Companies, Inc., dated January 28, 1994(2)...
  2.3     Agreement and Plan of Reorganization between PETsMART,
          Remington Acquisition Corp., Sporting Dog Specialties, Inc.
          and certain individual shareholders named therein, dated as of April 3, 1995 (the "Sporting Dog Agreement")(3)..........
  2.4     Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3).....................................
  2.5     Agreement and Plan of Reorganization and Plan of Merger by
          and among PETsMART, Turnpike Acquisition Corp., and The Pet
          Food Giant, Inc., dated as of August 17, 1995(5)............
  2.6     Agreement and Plan of Reorganization by and among PETsMART,
          Stallion Acquisition Corp., and State Line Tack, Inc., dated as of December 20, 1995(7)..................................
  2.7     Merger Agreement by and among PETsMART and Pet City Holdings plc, dated as of October 24, 1996(9)........................
  3.1     Restated Certificate of Incorporation of PETsMART(1)........
  3.2     By-laws of PETsMART(1)......................................
  3.3     Certificate of Amendment of Restated Certificate of
          Incorporation of PETsMART(8)................................
  4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3..............
  4.2     Restated Registration and First Refusal Rights Agreement,
          among PETsMART and the parties named therein, dated October
          30, 1992(1).................................................
  4.3     Series H Preferred Stock Purchase Agreement between PETsMART and the other parties named therein, dated as of September
          8, 1991(1)..................................................
  4.4     Indenture between PETsMART and Norwest Bank Minnesota, N.A., as Trustee dated as of November 7, 1997(11).................
  4.5     Purchase Agreement by and among PETsMART, Donaldson, Lufkin
          & Jenrette Securities Corporation, and Nationsbanc
          Montgomery Securities, Inc., dated as of November 4,
          1997(11)....................................................
  4.6     Registration Rights Agreement by and among PETsMART,
          Donaldson, Lufkin & Jenrette Securities Corporation, and
          Nationsbanc Montgomery Securities, Inc., dated as of
          November 7, 1997(11)........................................
  4.7     Form of Convertible Note(12)................................
 10.1     Form of Indemnity Agreement entered into between PETsMART
          and its directors and officers, with related schedules(1)...
 10.2*    PETsMART's 1995 Equity Incentive Plan (the "Incentive Plan")
          (an amendment and restatement of the Registrant's 1988 Stock
          Option Plan)(4).............................................
 10.3*    Form of Incentive Stock Option Grant under the Incentive
          Plan(4).....................................................
 10.4*    Form of Non-qualified Stock Option Grant under the Incentive
          Plan(4).....................................................
 10.5*    PETsMART's 1992 Non-Employee Director's Stock Option Plan
          (the "Director's Plan")(1)..................................
 10.6*    PETsMART's Employee Stock Purchase Plan(1)..................
 10.12*   Employment Agreement between Giles Clarke, PETsMART and Pet
          City Holdings, plc dated as of October 23, 1996(9)..........

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.13    Third Amended and Restated Credit Agreement among PETsMART, certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender, dated as of April 18, 1997(9)........
 10.14    First Amendment, dated as of August 6, 1997, to Third
          Amended and Restated Credit Agreement among PETsMART,
          certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender(10)...................................
 10.15    Second Amendment, dated as of October 29, 1997, to Third
          Amended and Restated Credit Agreement among PETsMART,
          certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender(11)...................................
 10.16    Third Amendment, dated as of July 31, 1998, to Third Amended and Restated Credit Agreement among PETsMART, certain
          lenders, and NationsBank of Texas, N.A. as Administrative
          Lender(13)..................................................
 10.17    Deed of Variation to the Employment Agreement between Giles
          Clarke, PETsMART and Pet City Holdings, plc dated as of
          September 2, 1998
 23.1     Consent of PricewaterhouseCoopers LLP.......................
 23.2     Consent of Grant Thornton...................................
 27.      Financial Data Schedules....................................

---------------

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

(12) Incorporated by reference to Exhibit 3 to PETsMART's Registration Statement on Form 8-A, (File No. 0-21888), filed March 5, 1998.

(13) Incorporated by reference to Exhibit 10.14 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed September 11, 1998.

                        PETSMART, INC. AND SUBSIDIARIES

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                               PAGE
                                                               ----
Report of PricewaterhouseCoopers LLP, Independent
  Accountants...............................................   F-2
Report of Grant Thornton, Independent Accountants...........   F-2a
Consolidated Balance Sheets as of January 31, 1999 and
  February 1, 1998..........................................   F-3
Consolidated Statements of Operations for the fiscal years
  ended January 31, 1999, February 1, 1998 and February 2,
  1997......................................................   F-4
Consolidated Statements of Stockholders' Equity for the
  fiscal years ended January 31, 1999, February 1, 1998 and
  February 2, 1997..........................................   F-5
Consolidated Statements of Cash Flows for the fiscal years
  ended January 31, 1999, February 1, 1998 and February 2,
  1997......................................................   F-6
Notes to Consolidated Financial Statements..................   F-7

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of PETsMART, Inc. and Subsidiaries

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity, and of cash flows present fairly, in all material respects, the financial position of PETsMART, Inc. and Subsidiaries ("the Company") at January 31, 1999 and February 1, 1998, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 1999, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Pet City Holdings plc, which statements reflect total revenues of $84,026,000 for the 52 weeks ended July 27, 1996. The consolidated financial statements of PETsMART, Inc. for the year ended February 2, 1997 include total revenues of $43,747,000 for Pet City Holdings plc for the 26 weeks ended July 27, 1996. The Pet City Holdings plc financial statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Pet City Holdings plc, is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP

Phoenix, Arizona
February 26, 1999

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

/s/ GRANT THORNTON

Grant Thornton
Chartered Accountants
Registered Auditors
London
England
October 24, 1996

except for Note O -- Subsequent Events
as to which the date is November 20, 1996

                                      F-2a

                        PETSMART, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1999          1998
                                                              -----------   -----------
                                        ASSETS
Cash and cash equivalents...................................   $153,336      $125,082
Receivables.................................................     49,235        45,853
Merchandise inventories.....................................    336,058       317,547
Prepaid expenses and other current assets...................     27,943        27,228
                                                               --------      --------
          Total current assets..............................    566,572       515,710
Property held for sale and leaseback........................      9,395         2,212
Property and equipment, net.................................    270,332       242,384
Other assets................................................     85,700        79,381
                                                               --------      --------
          Total assets......................................   $931,999      $839,687
                                                               ========      ========

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable............................................   $148,915      $114,692
Accrued payroll and employee benefits.......................     24,799        18,559
Accrued occupancy expenses..................................     15,580        10,548
Accrued merger, business integration and restructuring
  costs.....................................................     19,833        33,737
Other accrued expenses......................................     44,704        29,980
Current maturities of capital leases........................     16,434        10,753
                                                               --------      --------
          Total current liabilities.........................    270,265       218,269
6 3/4% subordinated convertible notes.......................    200,000       200,000
Capital lease obligations...................................     79,771        68,008
Deferred rents..............................................     16,656        17,015
Other liabilities...........................................        489         1,701
                                                               --------      --------
          Total liabilities.................................    567,181       504,993
                                                               --------      --------
Commitments and contingencies
Stockholders' equity:
  Preferred stock (Note 10).................................         --            --
  Common stock; $.0001 par value; 250,000 shares authorized,
     116,461 and 115,629 shares issued and outstanding......         12            11
  Additional paid-in capital................................    394,799       383,338
  Deferred compensation.....................................     (2,503)           --
  Accumulated deficit.......................................    (24,857)      (48,126)
  Accumulated other comprehensive loss......................     (2,633)         (529)
                                                               --------      --------
          Total stockholders' equity........................    364,818       334,694
                                                               --------      --------
          Total liabilities and stockholders' equity........   $931,999      $839,687
                                                               ========      ========

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                                      FISCAL YEAR ENDED
                                                           ---------------------------------------
                                                           JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,
                                                              1999          1998          1997
                                                           -----------   -----------   -----------
Net sales................................................  $2,109,322    $1,790,599    $1,501,017
Cost of sales............................................   1,581,202     1,356,413     1,074,666
                                                           ----------    ----------    ----------
  Gross profit...........................................     528,120       434,186       426,351
Store operating expenses.................................     399,897       349,563       289,622
Store preopening expenses................................       8,814         9,222        10,907
General and administrative expenses......................      62,153        53,865        42,463
Merger, business integration and restructuring costs
  (benefits).............................................      (1,808)       57,364        40,714
                                                           ----------    ----------    ----------
  Operating income (loss)................................      59,064       (35,828)       42,645
Interest income..........................................       3,092           213         1,057
Interest expense.........................................     (23,050)      (13,921)       (9,450)
                                                           ----------    ----------    ----------
  Income (loss) before income tax expense (benefit) and
     cumulative effect of a change in accounting
     principle...........................................      39,106       (49,536)       34,252
Income tax expense (benefit).............................      15,837       (17,735)       13,661
                                                           ----------    ----------    ----------
  Income (loss) before cumulative effect of a change in
     accounting principle................................      23,269       (31,801)       20,591
Cumulative effect of a change in accounting principle,
  net of tax.............................................          --        (2,629)           --
                                                           ----------    ----------    ----------
  Net income (loss)......................................      23,269       (34,430)       20,591
Other comprehensive income (loss), net of tax:
  Foreign currency translation adjustments...............      (2,104)       (1,495)        1,079
                                                           ----------    ----------    ----------
  Comprehensive income (loss)............................  $   21,165    $  (35,925)   $   21,670
                                                           ==========    ==========    ==========
Earnings per common share -- basic:
  Income (loss) before cumulative effect of a change in
     accounting principle................................  $     0.20    $    (0.28)   $     0.18
  Cumulative effect of a change in accounting principle,
     net of tax..........................................          --         (0.02)           --
                                                           ----------    ----------    ----------
  Net income (loss)......................................  $     0.20    $    (0.30)   $     0.18
                                                           ==========    ==========    ==========
Earnings per common share -- assuming dilution:
  Income (loss) before cumulative effect of a change in
     accounting principle................................  $     0.20    $    (0.28)   $     0.17
  Cumulative effect of a change in accounting principle,
     net of tax..........................................          --         (0.02)           --
                                                           ----------    ----------    ----------
  Net income (loss)......................................  $     0.20    $    (0.30)   $     0.17
                                                           ==========    ==========    ==========

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (IN THOUSANDS)

                                                                                             AMOUNTS
                                                                ------------------------------------------------------------------
                                               SHARES
                                       ----------------------                                             RETAINED
                                        REDEEMABLE               REDEEMABLE             ADDITIONAL PAID   EARNINGS      DEFERRED
                                       PREFERRED(1)   COMMON    PREFERRED(1)   COMMON     IN CAPITAL      (DEFICIT)   COMPENSATION
                                       ------------   -------   ------------   ------   ---------------   ---------   ------------
BALANCES AT JANUARY 28, 1996.........      3,474      109,751     $ 6,511       $ 6        $330,935       $(35,541)     $    --
Tax benefit from exercise of stock
 options.............................                                                         9,595
2-for-1 stock split effected in the
 form of a stock dividend............                                             5                             (5)
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                  2,763                                 15,486
Issue of common for acquisitions,
 including veterinary clinics........                    522                                 11,160
Accretion of redeemable preferred
 stock and State Line Tack warrant...                                  77                                      (77)
Conversion of State Line Tack
 preferred stock and warrant, and Pet
 City stock options, to PETsMART
 common..............................     (3,474)        922       (6,588)                    6,588
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................
Net income...........................                                                                       20,591
Adjustment to conform fiscal year of
 Pet City............................                                                                        1,336
                                          ------      -------     -------       ---        --------       --------      -------
BALANCES AT FEBRUARY 2, 1997.........         --      113,958          --        11         373,764        (13,696)          --
Tax benefit from exercise of stock
 options.............................                                                         1,600
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                  1,556                                  6,867
Issue of common for acquisitions,
 including veterinary clinics........                    115                                  1,107
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................
Net loss.............................                                                                      (34,430)
                                          ------      -------     -------       ---        --------       --------      -------
BALANCES AT FEBRUARY 1, 1998.........         --      115,629          --        11         383,338        (48,126)          --
Tax benefit from exercise of stock
 options.............................                                                           542
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                    778                      1           5,396
Issue of common for acquisitions,
 including veterinary clinics........                     54                                  2,520
Deferred compensation................                                                         3,003                      (3,003)
Amortization of deferred
 compensation........................                                                                                       500
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................
Net income...........................                                                                       23,269
                                          ------      -------     -------       ---        --------       --------      -------
BALANCES AT JANUARY 31, 1999.........         --      116,461     $    --       $12        $394,799       $(24,857)     $(2,503)
                                          ======      =======     =======       ===        ========       ========      =======

                                               AMOUNTS
                                       ------------------------
                                        ACCUMULATED
                                           OTHER
                                       COMPREHENSIVE
                                       INCOME (LOSS)    TOTAL
                                       -------------   --------
BALANCES AT JANUARY 28, 1996.........     $  (113)     $301,798
Tax benefit from exercise of stock
 options.............................                     9,595
2-for-1 stock split effected in the
 form of a stock dividend............                        --
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                    15,486
Issue of common for acquisitions,
 including veterinary clinics........                    11,160
Accretion of redeemable preferred
 stock and State Line Tack warrant...                        --
Conversion of State Line Tack
 preferred stock and warrant, and Pet
 City stock options, to PETsMART
 common..............................                        --
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................       1,079         1,079
Net income...........................                    20,591
Adjustment to conform fiscal year of
 Pet City............................                     1,336
                                          -------      --------
BALANCES AT FEBRUARY 2, 1997.........         966       361,045
Tax benefit from exercise of stock
 options.............................                     1,600
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                     6,867
Issue of common for acquisitions,
 including veterinary clinics........                     1,107
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................      (1,495)       (1,495)
Net loss.............................                   (34,430)
                                          -------      --------
BALANCES AT FEBRUARY 1, 1998.........        (529)      334,694
Tax benefit from exercise of stock
 options.............................                       542
Issue of common for employee benefit
 plan and exercise of stock
 options.............................                     5,397
Issue of common for acquisitions,
 including veterinary clinics........                     2,520
Deferred compensation................                        --
Amortization of deferred
 compensation........................                       500
Other comprehensive income, net of
 tax:
 Foreign currency translation
   adjustments.......................      (2,104)       (2,104)
Net income...........................                    23,269
                                          -------      --------
BALANCES AT JANUARY 31, 1999.........     $(2,633)     $364,818
                                          =======      ========

---------------

(1) Redeemable preferred carried at liquidation value.

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                        FISCAL YEAR ENDED
                                                             ---------------------------------------
                                                             JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,
                                                                1999          1998          1997
                                                             -----------   -----------   -----------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
Net income (loss)..........................................   $ 23,269      $ (34,430)    $  20,591
Adjustments to reconcile net income (loss) to net cash from
  (used in) operating activities --
  Adjustment to conform fiscal year of Pet City............         --             --         1,336
  Depreciation and amortization............................     43,778         35,301        28,186
  Loss on disposal of property and equipment...............      1,795            675           340
  Tax benefit resulting from exercise of stock options.....        542          1,600         9,595
Changes in assets and liabilities:
  Receivables..............................................    (13,509)         1,509       (11,509)
  Merchandise inventories..................................    (18,272)       (16,952)      (88,959)
  Prepaid expenses and other current assets................       (715)        (2,368)      (10,345)
  Other assets.............................................     (7,404)        (9,592)      (15,354)
  Accounts payable.........................................     17,087         (7,575)        1,690
  Accrued payroll and employee benefits....................      6,240          4,367        (2,173)
  Accrued occupancy expenses...............................      5,032          4,242        (1,240)
  Accrued merger, business integration and restructuring
     costs.................................................    (13,413)        22,669        17,867
  Other accrued expenses...................................     14,724         (3,876)       11,393
  Deferred rents...........................................       (359)         3,603         1,371
  Other liabilities........................................     (1,212)           (15)          489
                                                              --------      ---------     ---------
Net cash from (used in) operating activities...............     57,583           (842)      (36,722)
                                                              --------      ---------     ---------
CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
Purchases of leaseholds, fixtures and equipment............    (39,724)       (59,051)      (51,886)
Purchases of property held for sale and leaseback..........     (5,706)        (2,212)      (18,629)
Proceeds from sales of property held for sale and
  leaseback................................................     12,303             --        28,883
                                                              --------      ---------     ---------
Net cash (used in) investing activities....................    (33,127)       (61,263)      (41,632)
                                                              --------      ---------     ---------
CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
Net proceeds from issuance of common stock.................      5,396          7,974        15,486
Borrowings from bank credit facility.......................         --        117,100       142,900
Repayment of bank credit facility..........................         --       (142,100)     (140,148)
Issuance of 6 3/4% convertible subordinated notes..........         --        200,000            --
Payment of debt issue costs................................         --         (6,346)           --
Payment on capital lease obligations.......................    (16,630)       (11,168)       (9,998)
Increase (decrease) in bank overdraft......................     17,136        (16,646)       20,600
                                                              --------      ---------     ---------
Net cash from financing activities.........................      5,902        148,814        28,840
                                                              --------      ---------     ---------
FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)................     (2,104)        (1,495)        1,079
                                                              --------      ---------     ---------
INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS.....................................     28,254         85,214       (48,435)
                                                              --------      ---------     ---------
CASH AND CASH EQUIVALENTS
  AT BEGINNING OF YEAR.....................................    125,082         39,868        88,303
                                                              --------      ---------     ---------
CASH AND CASH EQUIVALENTS
  AT END OF YEAR...........................................   $153,336      $ 125,082     $  39,868
                                                              ========      =========     =========

   The accompanying notes are an integral part of these financial statements.

                        PETSMART, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES:

BUSINESS

     PETsMART, Inc. and Subsidiaries ("the Company") is a superstore retailer of pet food, pet supplies, accessories and professional pet services throughout North America and the United Kingdom. The Company, through its wholly-owned subsidiary, PETsMART Direct, is also a leading mail order catalog retailer of pet and animal products, and equine and riding supplies.

PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

     Financial data for all periods presented reflect the retroactive effects of the January 1996 merger with State Line Tack, Inc. ("State Line Tack") and the December 1996 merger with Pet City Holdings Plc ("Pet City"), both of which have been accounted for as poolings of interests (see Note 2).

     The financial statements have been prepared by combining the historical financial statements of PETsMART with the historical financial statements of the acquired entities. Only Pet City required any material adjustments to retained earnings in order to conform with PETsMART's fiscal year end, as all prior historical financial statements of the acquired entities were for fiscal years ended within 93 days of the Company's fiscal year end. The Pet City transaction was accounted for by combining the historical financial statements of PETsMART for each of the two years in the period ended February 2, 1997 with the historical financial statements of Pet City Holdings Plc for the 53 week period ended February 2, 1997 and the 52 week period ended July 27, 1996, respectively. As a result, the results of operations of Pet City for the 26 weeks ended July 27, 1996 were included in the Company's consolidated results of operations in both the fiscal year ended February 2, 1997 and January 26, 1996. Revenues and net income of Pet City included in both periods were $43.7 million and $1.3 million, respectively. An adjustment of $1.3 million was required to the retained earnings of PETsMART during the 53 week period ended February 2, 1997 in order to conform the fiscal year end of Pet City to PETsMART's fiscal year. No material adjustments were necessary in any of the above transactions to conform the accounting practices of the companies, nor, for periods preceding the mergers, were there any intercompany transactions which required elimination from the combined results.

FISCAL YEAR

     The Company's fiscal year ends on the Sunday nearest January 31. Fiscal years 1998 and 1997 each comprised 52 weeks, while fiscal year 1996 comprised 53 weeks.

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

CASH AND CASH EQUIVALENTS

     The Company utilizes a cash management system under which a book balance cash overdraft exists for the Company's primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company's funds are transferred on an as-needed basis to pay for clearing checks. At January 31, 1999 and February 1, 1998, cash overdrafts of $63.2 million and $46.1 million,

                        PETSMART, INC. AND SUBSIDIARIES
respectively, were included in accounts payable. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

MERCHANDISE INVENTORIES AND COST OF SALES

     Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain general, administrative and distribution costs relating to the processing of merchandise.

     Total general and administrative costs charged to inventory during fiscal years 1998, 1997, and 1996 were $20,384,000, $17,393,000, and $12,869,000, respectively. General and administrative costs remaining in inventory at January 31, 1999 and February 1, 1998 were $4,523,000 and $4,103,000, respectively.

PROPERTY AND EQUIPMENT

     Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred.

     The Company's property and equipment is depreciated using the following estimated useful lives:

                                                                 LIFE
                                                                 ----
Buildings............................................  39 years or term of lease
Furniture, fixtures and equipment....................         5 - 7 years
Leasehold improvements...............................    Remaining lease term
Computer software....................................         3 - 5 years

GOODWILL AND OTHER INTANGIBLES

     Goodwill represents the excess of the cost of acquired businesses over the fair market value of their net assets. Goodwill is being amortized using the straight-line method over fifteen years. Other intangibles are being amortized using the straight-line method over the estimated useful lives of the related assets which ranges from three to twenty years. Recoverability is reviewed to determine if there have been any events or changes in circumstances that indicate that the carrying value may exceed fair value.

ADVERTISING

     The Company charges advertising costs to expense as incurred except for direct-response advertising which is capitalized and amortized over its expected period of future benefits. Total advertising expenditures, other than direct-response advertising, were $41,103,000, $44,256,000, and $25,765,000 for fiscal years 1998, 1997, and 1996. Direct response advertising consists primarily of product catalogs of the Company's mail order subsidiaries. The capitalized costs of the advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. At January 31, 1999 and February 1, 1998, $4,013,000 and $3,871,000, respectively, of direct-response advertising was included in current assets.

FINANCIAL INSTRUMENTS

     The Company's financial instruments consist primarily of cash and cash equivalents, receivables, accounts payable, accrued payroll and employee benefits, other accrued expenses and subordinated convertible notes. These balances, as presented in the financial statements at January 31, 1999 and February 1, 1998, approximate their fair value, except for the subordinated convertible notes whose fair market value at

                        PETSMART, INC. AND SUBSIDIARIES

January 31, 1999 and February 1, 1998 approximated $244 million and $200 million, respectively. The Company's credit facility (see Note 7), reflects fair value as it is subject to fees and rates competitively determined in the marketplace. The fair value of the Company's interest rate swap agreements is based on the present value of expected future cash flows from the agreement and is settled monthly (see Note 7). The interest rate swap agreements were in a net payable position at January 31, 1999 of $5,195,020.

STORE PREOPENING COSTS

     In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company currently expenses its store preopening costs in the month in which the store opens. The Company will adopt SOP 98-5 and will recognize a cumulative effect of a change in accounting principle in the first quarter of fiscal 1999. Total preopening costs of $888,000 and $1,378,000 were deferred at January 31, 1999 and February 1, 1998, respectively.

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

EARNINGS PER SHARE

     Basic earnings per share are computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Earnings per share assuming dilution are computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusting for dilutive common shares assumed to be issued on conversion of PETsMART's subordinated convertible notes. A reconciliation of the basic and diluted per share computations for fiscal 1998, 1997, and 1996 is as follows:

                                                                  FISCAL YEAR ENDED
                          -------------------------------------------------------------------------------------------------
                                 JANUARY 31, 1999                 FEBRUARY 1, 1998                  FEBRUARY 2, 1997
                          ------------------------------   -------------------------------   ------------------------------
                                    WEIGHTED                          WEIGHTED                         WEIGHTED
                          INCOME    AVERAGE    PER SHARE    INCOME    AVERAGE    PER SHARE   INCOME    AVERAGE    PER SHARE
                          (LOSS)     SHARES     AMOUNT      (LOSS)     SHARES     AMOUNT     (LOSS)     SHARES     AMOUNT
                          -------   --------   ---------   --------   --------   ---------   -------   --------   ---------
Net income (loss) before
  cumulative effect of
  an accounting
  change................  $23,269   116,281      $0.20     $(31,801)  114,920     $(0.28)    $20,591   112,520     $ 0.18
  Cumulative effect of
    an accounting
    change..............       --        --         --       (2,629)       --      (0.02)         --        --         --
                          -------   -------      -----     --------   -------     ------     -------   -------     ------
Earnings per common
  share -- basic........   23,269   116,281       0.20      (34,430)  114,920      (0.30)     20,591   112,520     $ 0.18
Effect of dilutive
  securities:
  Options...............       --       804         --           --        --         --          --     5,706      (0.01)
                          -------   -------      -----     --------   -------     ------     -------   -------     ------
Earnings per common
  share -- assuming
  dilution..............  $23,269   117,085      $0.20     $(34,430)  114,920     $(0.30)    $20,591   118,226     $ 0.17
                          =======   =======      =====     ========   =======     ======     =======   =======     ======

     At January 31, 1999, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately

                        PETSMART, INC. AND SUBSIDIARIES

22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for fiscal 1998 or 1997 due to the anti-dilutive effect they would have on earnings per share if converted.

     Due to PETsMART's loss in fiscal 1997, a calculation of earnings per share assuming dilution is not required. In fiscal 1997 potentially dilutive securities consisted of options convertible into approximately 1.0 million shares of common stock.

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

CHANGE IN ACCOUNTING PRINCIPLE

     In November 1997, the Emerging Issues Task Force issued Consensus Number 97-13, "Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that combines Business Process Reengineering and Information Technology Transformation." This consensus requires that costs for business process reengineering incurred subsequent to November 20, 1997 be expensed as incurred. The charge against fiscal 1997 earnings related to this change in accounting was $5.6 million, before taxes, of which $4.3 million, before taxes, was recorded as a cumulative effect of a change in accounting principle and $1.3 million was included in general and administrative expenses.

COMPREHENSIVE INCOME

     The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" ("SFAS 130"), during the first quarter of fiscal 1998. SFAS 130 establishes standards for reporting of comprehensive income and its components. All prior periods have been presented in accordance with SFAS 130. The income tax expense (benefit) related to items of comprehensive income was approximately $(1,432,000), $(834,000), and $716,000 for fiscal years 1998, 1997, and 1996, respectively.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     In March 1998, the AICPA issued Statement of Position 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use" ("SOP 98-1"). SOP 98-1 is effective for financial statements for fiscal years beginning after December 15, 1998. The Company adopted SOP 98-1 effective for its fiscal 1998 financial statements. Under the provisions of SOP 98-1, software development is divided into three phases: the preliminary project stage, which includes conceptual formulation and selection of alternatives; the application development stage, which includes design of chosen path, coding, installation of hardware and testing; and the post-implementation/operation stage, which includes training and application maintenance. Generally, only internal and external costs incurred during the second phase, the application development stage, should be capitalized with the exception of data conversion and training costs, which, when incurred during this phase, should be expensed.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 1999. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and

                        PETSMART, INC. AND SUBSIDIARIES
measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. The Company will adopt SFAS 133 in the first quarter of fiscal 2000 and does not expect a material effect on its financial statements as a result of adoption.

RECLASSIFICATIONS

     For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2  BUSINESS COMBINATIONS:

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

NOTE 3  MERGER AND RESTRUCTURING COSTS:

     In the second fiscal quarter of 1997, the Company incurred charges of $61.0 million of which approximately $44.9 million was recorded as a separate restructuring charge during the quarter. Approximately $30.0 million was related to the costs of closing or relocating 33 stores, of which 31 were former acquired stores, approximately $8.5 million was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures, and approximately $4.1 million was related to the Company's previous acquisitions. The remaining charges of $2.3 million included approximately $1.0 million of anticipated costs associated with the Company's decision to complete the consolidation of distribution facilities and approximately $1.3 million representing the write-off of the Company's investment in certain entities accounted for under the cost method which were impaired as a result of the Company's decision to exit certain departments within the PETsMART superstores.

     Of the remaining $16.1 million, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general

                        PETSMART, INC. AND SUBSIDIARIES
and administrative expenses. The $16.1 million of other one-time expenses were comprised of the write-down or write-off of certain impaired assets, including discontinued Discovery Center merchandise, from cost to net realizable value, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company's worker's compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

     During the fourth quarter of fiscal 1998, a $1.8 million benefit was recognized as a change in estimate as a result of favorable settlements of real estate leases on stores identified for closure in conjunction with the fiscal 1997 restructuring charge.

     The activity within the accrued merger, business integration and restructuring costs liability account during fiscal 1998 is summarized below (in thousands):

                                                  BALANCE AT                PAYMENTS/
                                                    FEB. 1,     CHANGE IN     ASSET       BALANCE AT
                                                     1998       ESTIMATE    WRITE-OFFS   JAN. 31, 1999
                                                  -----------   ---------   ----------   -------------
Lease termination & real estate costs...........    $33,390      $(1,808)    $(11,749)      $19,833
Accrued business integration costs..............        347           --         (347)           --
                                                    -------      -------     --------       -------
                                                    $33,737      $(1,808)    $(12,096)      $19,833
                                                    =======      =======     ========       =======

NOTE 4  FINANCIAL INFORMATION BY BUSINESS SEGMENT:

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

     Operating results and other financial data by business segment for fiscal years 1998, 1997, and 1996 were as follows:

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Net sales:
PETsMART North America...........................  $1,799,981   $1,513,955   $1,259,822
PETsMART U.K.....................................     205,468      167,581      108,883
PETsMART DIRECT -- External customers............     103,873      109,063      132,312
PETsMART DIRECT -- Intersegment..................      12,936        9,124        3,486
Eliminations.....................................     (12,936)      (9,124)      (3,486)
                                                   ----------   ----------   ----------
          Total net sales........................  $2,109,322   $1,790,599   $1,501,017
                                                   ==========   ==========   ==========

                        PETSMART, INC. AND SUBSIDIARIES

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Operating income (loss):
PETsMART North America...........................  $   59,953   $   33,245   $   77,821
PETsMART U.K.....................................      (8,291)        (634)      (1,869)
PETsMART DIRECT..................................       5,594        5,075        7,407
Merger, business integration and restructuring
  (costs) benefits...............................       1,808      (73,514)     (40,714)
                                                   ----------   ----------   ----------
Operating income (loss)..........................      59,064      (35,828)      42,645
Interest income..................................       3,092          213        1,057
Interest expense.................................     (23,050)     (13,921)      (9,450)
                                                   ----------   ----------   ----------
  Income (loss) before income taxes..............  $   39,106   $  (49,536)  $   34,252
                                                   ==========   ==========   ==========

                                                      1998         1997         1996
                                                   ----------   ----------   ----------
                                                              (IN THOUSANDS)
Depreciation and amortization:
PETsMART North America...........................  $   36,133   $   30,485   $   25,424
PETsMART U.K.....................................       6,614        3,873        1,427
PETsMART DIRECT..................................       1,031          943        1,335
                                                   ----------   ----------   ----------
          Total depreciation and amortization....  $   43,778   $   35,301   $   28,186
                                                   ==========   ==========   ==========

     Total assets by business segment as of January 31, 1999 and February 1, 1998 were as follows:

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
PETsMART North America......................................   $787,667       $714,423
PETsMART U.K................................................     99,720         87,731
PETsMART DIRECT.............................................     44,612         37,533
                                                               --------       --------
          Total assets......................................   $931,999       $839,687
                                                               ========       ========

NOTE 5  PROPERTY AND EQUIPMENT:

     Property and equipment consists of the following:

                                                              JANUARY 31,   FEBRUARY 1,
                                                                 1999          1998
                                                              -----------   -----------
                                                                   (IN THOUSANDS)
Land........................................................   $    466      $    466
Buildings...................................................      7,678         7,545
Furniture, fixtures and equipment...........................    104,544        78,183
Leasehold improvements......................................    139,903       122,757
Computer software...........................................     10,163         8,642
Equipment and computer software under capital leases........     94,552        62,131
Buildings under capital leases..............................     55,821        55,821
                                                               --------      --------
                                                                413,127       335,545
                                                               --------      --------
Less: accumulated depreciation and amortization.............    149,144       113,403
                                                               --------      --------
                                                                263,983       222,142
Construction in progress....................................      6,349        20,242
                                                               --------      --------
                                                               $270,332      $242,384
                                                               ========      ========

                        PETSMART, INC. AND SUBSIDIARIES

     Accumulated amortization of equipment, computer software and buildings under capital leases approximated $56,389,000, and $45,837,000 at January 31, 1999 and February 1, 1998, respectively.

NOTE 6  LEASES:

     The Company leases substantially all of its stores, distribution centers, corporate offices and certain equipment under noncancelable operating leases, expiring at various dates through 2025. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. No additional rent payments were required during the three fiscal years ended January 31, 1999. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total rent expense incurred under operating leases during fiscal 1998, 1997 and 1996 was $161,565,000, $128,696,000, and $91,791,000, respectively.

     The Company has entered into sale and leaseback transactions for several of its store locations which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment under capital leases and has entered into a lease transaction to finance the costs of certain hardware and software components and custom program services related to the Company's new information system.

     At January 31, 1999, the future minimum annual rental commitments under all noncancelable leases were as follows:

                                                              OPERATING     CAPITAL
                                                                LEASES       LEASES
                                                              ----------    --------
                                                                  (IN THOUSANDS)
1999........................................................  $  176,716    $ 20,916
2000........................................................     163,335      20,537
2001........................................................     153,684      17,530
2002........................................................     134,975      16,493
2003........................................................     119,526       7,384
Thereafter..................................................   1,089,298      63,239
                                                              ----------    --------
Total minimum rental commitments............................  $1,837,534     146,099
                                                              ==========
Less: amounts representing interest.........................                  49,894
                                                                            --------
Present value of obligations................................                  96,205
Less: current portion.......................................                  16,434
                                                                            --------
Long-term obligations.......................................                $ 79,771
                                                                            ========

     At January 31, 1999, the Company had entered into operating lease agreements for 77 additional stores. These leases have terms to a maximum of 25 years. The Company's obligations and options to renew are similar to those of existing leases. Such leases will commence at various dates upon the completion of certain events in the lease agreements. Future minimum lease commitments under these leases aggregate approximately $362,310,000. Minimum rental commitments under operating leases at January 31, 1999 exclude commitments of up to $22,375,000 relating to residual values of property under such leases.

NOTE 7  BANK CREDIT FACILITIES:

     At January 31, 1999, PETsMART had a revolving credit arrangement with a bank, expiring on April 17, 2000, which provides for borrowings and letters of credit up to $125,000,000 subject to a borrowing base. Borrowings under this arrangement bear interest, at PETsMART's option, at the bank's prime rate or LIBOR

                        PETSMART, INC. AND SUBSIDIARIES
plus 0.5% to 1.5%. Among other things, the credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage.

     At January 31, 1999 and February 1, 1998, no amounts were outstanding under the agreement, and no advances or payments were made under the agreement during the year ended January 31, 1999. During the year ended February 1, 1998, an average of $60.0 million was outstanding under the agreement, at an average annual interest rate of 6.7%. Outstanding letters of credit at January 31, 1999 and February 1, 1998 totaled $20.8 million and $4.0 million, respectively.

     The Company has entered into interest rate swaps to lower funding costs and alter interest rate exposures for short-term borrowings. Interest rate swaps allow the Company to fix the variable lease payments and borrowing rates on its leases and credit facilities for certain periods of time. At January 31, 1999 and February 1, 1998, the Company had 7 interest rate swaps outstanding with a financial institution, having a total notional amount of $137.2 million. Under these agreements, the Company may convert variable rate lease payments and borrowings into borrowings at a fixed rate of approximately 6.6%. Contracts are settled monthly based upon prevailing interest rates. The interest rate swap agreements are scheduled to terminate at various dates between July 2000 and April 2002. The Company has only limited involvement with derivative financial instruments, and does not use them for trading purposes.

     The Company is exposed to credit loss in the event of nonperformance by the counterparty to its interest rate swap agreements. The Company anticipates the counterparty will be able to fully satisfy its obligation under the agreements. The counterparty is a financial institution whose credit rating was AA or better at the time the agreements were instituted. No collateral is held in relation to the agreements. Credit exposure exists in relation to all the Company's financial instruments, and is not unique to derivatives.

NOTE 8  INCOME TAXES:

     Income (loss) before provision (benefit) for income taxes and before cumulative effect of a change in accounting principle is as follows:

                                                               FISCAL YEAR ENDED
                                                 JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                    1999             1998             1997
                                                 -----------   -----------------   -----------
                                                                (IN THOUSANDS)
United States..................................   $ 54,363         $(33,526)        $ 54,519
Foreign........................................    (15,257)         (16,010)         (20,267)
                                                  --------         --------         --------
          Total................................   $ 39,106         $(49,536)        $ 34,252
                                                  ========         ========         ========

     The provision (benefit) for income taxes before cumulative effect of a change in accounting principle consists of the following:

                                                               FISCAL YEAR ENDED
                                                 JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                    1999             1998             1997
                                                 -----------   -----------------   -----------
                                                                (IN THOUSANDS)
Current provision (benefit):
  Federal......................................    $14,673         $   (791)        $ 22,056
  State........................................      2,021              135            4,489
  Foreign......................................         --               --               --
                                                   -------         --------         --------
                                                    16,694             (656)          26,545
                                                   -------         --------         --------

                        PETSMART, INC. AND SUBSIDIARIES

                                                               FISCAL YEAR ENDED
                                                 JANUARY 31,      FEBRUARY 1,      FEBRUARY 2,
                                                    1999             1998             1997
                                                 -----------   -----------------   -----------
                                                                (IN THOUSANDS)
Deferred provision (benefit):
  Federal......................................      6,924          (10,454)          (1,592)
  State........................................        295           (1,578)          (2,725)
  Foreign......................................     (8,076)          (5,047)          (8,567)
                                                   -------         --------         --------
                                                      (857)         (17,079)         (12,884)
                                                   -------         --------         --------
Income tax expense (benefit)...................    $15,837         $(17,735)        $ 13,661
                                                   =======         ========         ========

     A reconciliation of the federal statutory tax rate to the Company's effective tax rate before cumulative effect of a change in accounting principle is as follows:

                                                                       FISCAL YEAR ENDED
                                                JANUARY 31, 1999       FEBRUARY 1, 1998        FEBRUARY 2, 1997
                                              --------------------   ---------------------   --------------------
                                              DOLLARS   PERCENTAGE   DOLLARS    PERCENTAGE   DOLLARS   PERCENTAGE
                                              -------   ----------   --------   ----------   -------   ----------
                                                                    (DOLLARS IN THOUSANDS)
Provision at federal statutory tax rate.....  $13,687       35%      $(17,332)     (35)%     $11,988      35%
State income taxes, net of federal tax
  benefit...................................    2,077        5%        (1,665)      (3)%       1,756        5%
Foreign tax rate differential...............       95       --            556        1%          335        1%
Nondeductible acquisition costs.............       --       --             72       --         3,071        9%
Enacted change in foreign tax rate..........      240        1%           609        1%           --       --
Utilization of prior years' operating
  losses....................................       --       --             --       --        (3,169)      (9)%
Other.......................................     (263)      (1)%           25       --          (320)      (1)%
                                              -------       --       --------      ---       -------       --
                                              $15,837       40%      $(17,735)     (36)%     $13,661       40%
                                              =======       ==       ========      ===       =======       ==

     As of January 31, 1999, net operating loss carryforwards of $39,978,000 were available for U.S. tax purposes, which begin to expire in 2007. Certain pre-merger losses are subject to limitations resulting from a change in ownership of acquired entities and the losses are treated as separate return limitation year losses. The Company expects to fully utilize the domestic losses in future years. In addition, as of January 31, 1999, net operating loss carryforwards of $43,348,000 were available for United Kingdom tax purposes. These United Kingdom net operating losses have no expiration date and the Company expects to fully utilize such losses to offset Pet City taxable income in future years.

     The components of deferred income tax liability (asset), included in other assets in the accompanying consolidated balance sheet, are as follows:

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Normalization of rents......................................   $ (7,958)      $ (6,800)
Reserve for closed stores...................................     (9,940)       (15,492)
Depreciation................................................     (5,700)        (4,162)
Employee benefit expense....................................     (3,425)        (1,608)
Inventory reserve...........................................     (1,324)          (951)
Loss carryforward...........................................    (31,809)       (30,022)

                        PETSMART, INC. AND SUBSIDIARIES

                                                              JANUARY 31,    FEBRUARY 1,
                                                                 1999           1998
                                                              -----------    -----------
                                                                    (IN THOUSANDS)
Inventory capitalization....................................      2,888          2,943
Other items, net............................................       (912)         1,722
                                                               --------       --------
                                                                (58,180)       (54,370)
Valuation allowance.........................................      2,715          2,715
                                                               --------       --------
Net deferred tax asset......................................   $(55,465)      $(51,655)
                                                               ========       ========

     The valuation allowance relates to acquired Canadian operating loss carryforwards. Due to the change in control resulting from the acquisition related to these losses, it is more likely than not that the Company will not be able to realize a benefit for these pre-merger losses.

NOTE 9  SUBORDINATED CONVERTIBLE NOTES:

     In November 1997, the Company sold $200 million aggregate principal amount of 6 3/4% Convertible Subordinated Notes due 2004 ("the Notes"). The Notes are convertible into approximately 22.8 million shares of the Company's common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions, and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000.

NOTE 10  STOCKHOLDERS' EQUITY:

COMMON STOCK

     The Company has an Employee Stock Purchase Plan under which essentially all employees with six or more months of service can purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 3,000,000 shares are authorized for purchase until the plan termination date of December 31, 2002. During each of the three years in the period ended January 31, 1999, a total of 182,000, 411,000, and 167,000 shares were purchased for aggregate proceeds of $1,246,000, $3,073,000, and $2,200,000, respectively. Only one semi-annual offering was made during fiscal 1998 as the second offering date occurred after January 31, 1999. In February 1999, a total of 157,000 shares were purchased for aggregate proceeds of $1,153,000.

EMPLOYEE BENEFIT PLANS

     The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code ("the 401(k)"). The 401(k) covers substantially all associates that meet certain service requirements. The Company makes annual matching contributions up to specified percentages of associates' contributions as approved by the Board of Directors. During each of the three years in the period ended January 31, 1999, the Company's contributions to the 401(k) were $1,373,000, $765,000, and $489,000, respectively.

RESTRICTED STOCK BONUS

     In April 1998, the Company adopted a Restricted Stock Bonus Plan. Under the terms of this plan, employees of the Company may be awarded shares of common stock of the Company as approved by the Board of Directors. The employee is not required to make any cash payment as a condition of receiving the award. The shares of common stock awarded under this plan are subject to a reacquisition right held by the Company. In the event that the award recipient's employment by or service to the Company is terminated for any reason, the Company shall simultaneously with such termination automatically reacquire for no

                        PETSMART, INC. AND SUBSIDIARIES
consideration all of the unvested shares of restricted common stock previously awarded to the recipient. The shares of restricted common stock awarded under this plan vest and are released from the Company's reacquisition right under an accelerated schedule if the Company's common stock price reaches certain specified targets. If the specified stock price targets are not reached, the shares nevertheless become 100% vested on April 3, 2003, provided that the award recipient has been in continuous service with the Company from the award date through April 3, 2003. Approximately 286,000 shares were awarded under this plan on April 3, 1998. As of January 31, 1999, no shares were vested. Approximately $3,003,000 has been recorded as deferred compensation (a deduction from stockholder's equity) with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the five-year term of the restricted stock awards. The attainment of the performance goals could accelerate the future recognition of compensation expense as the restrictions on the shares of common stock lapse.

NONREDEEMABLE PREFERRED STOCK

     The Company had 10,000,000 shares of $0.0001 par value, nonredeemable preferred stock authorized at January 31, 1999 and February 1, 1998. No preferred shares were issued or outstanding at either date.

NOTE 11  STOCK OPTIONS:

     The Company may grant under a stock option plan ("the Plan") either incentive stock options or supplemental stock options to purchase up to 28,111,849 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At January 31, 1999, stock options to purchase approximately 13,156,000 shares of common stock, including 380,000 options assumed in connection with the State Line Tack and Pet City acquisitions, are outstanding with exercise prices ranging from $0.06 to $28.75 per share. Options vest over a period of four years and expire ten years after the date of grant. At January 31, 1999, the Plan also includes outstanding stock options to purchase 320,794 shares of common stock under the 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $1.17 to $21.50 per share. 700,000 shares are authorized for issuance under the Non-Employee Directors Equity Plan.

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

     PETsMART applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company's plans been determined based on the fair value at the grant date for awards in fiscal 1998, fiscal 1997 and fiscal 1996 consistent with the provisions of SFAS 123, the

                        PETSMART, INC. AND SUBSIDIARIES

Company's net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                                                 FISCAL YEAR
                                                         ----------------------------
                                                          1998       1997      1996
                                                         -------   --------   -------
Net income (loss) before cumulative effect -- as
  reported.............................................  $23,269   $(31,801)  $20,591
Net income (loss) before cumulative effect -- pro
  forma................................................  $12,892   $(41,790)  $11,499
Earnings (loss) per share diluted -- as reported.......  $  0.20   $  (0.28)  $  0.17
Earnings (loss) per share diluted -- pro forma.........  $  0.11   $  (0.36)  $  0.10
Weighted average number of shares outstanding -- as
  reported.............................................  117,085    114,920   118,226
Weighted average number of shares outstanding -- pro
  forma................................................  116,281    114,920   113,958

     The effects of applying SFAS 123 in the above pro forma disclosure is not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1998, fiscal 1997, and fiscal 1996, respectively: dividend yield of 0.00% in all years; expected volatility of 50.0 to 60.0 percent; risk-free interest rates of
4.12 to 5.72 percent, 5.34 to 6.69 percent and 5.13 to 6.85 percent, respectively; and expected lives of 0.75 to 2.5 years for all years. The weighted average fair value of options granted during the years ended January 31, 1999, February 1, 1998, and February 2, 1997 was $4.22, $5.62, and $7.17,
respectively.

     Activity in all of the Company's stock option plans is as follows:

                                                                     WEIGHTED AVERAGE EXERCISE
                                                        SHARES            PRICE PER SHARE
                                                    --------------   -------------------------
                                                    (IN THOUSANDS)
Outstanding, January 28, 1996.....................      12,017                $10.442
  Granted.........................................       1,996                 19.081
  Exercised.......................................      (2,389)                 5.367
  Canceled........................................        (995)                14.539
                                                        ------
Outstanding, February 2, 1997.....................      10,629                 12.827
  Granted.........................................       4,771                 15.064
  Exercised.......................................      (1,145)                 4.673
  Canceled........................................      (1,915)                16.156
                                                        ------
Outstanding, February 1, 1998.....................      12,340                 13.770
  Granted.........................................       4,318                  8.524
  Exercised.......................................        (350)                 6.167
  Canceled........................................      (3,152)                17.126
                                                        ------
Outstanding, January 31, 1999.....................      13,156                $11.453
                                                        ======

     At January 31, 1999, options for a total of 6,468,155 shares are exercisable.

                        PETSMART, INC. AND SUBSIDIARIES

     The following table summarizes information about the Company's stock options at January 31, 1999:

                                               OPTIONS OUTSTANDING
                                 -----------------------------------------------         OPTIONS EXERCISABLE
                                                                     WEIGHTED      -------------------------------
                                               WEIGHTED AVERAGE      AVERAGE                         WEIGHTED
           RANGE OF                NUMBER         REMAINING        EXERCISABLE       NUMBER      AVERAGE EXERCISE
        EXERCISE PRICES          OUTSTANDING   CONTRACTUAL LIFE       PRICE        EXERCISABLE         PRICE
-------------------------------  -----------   ----------------   --------------   -----------   -----------------
$ 0.061 - $ 7.625..............   3,382,453          7.96             $ 6.42        1,026,014         $ 4.45
$ 7.875 - $ 9.938..............   2,684,010          8.57             $ 9.55          553,308         $ 9.16
$10.375 - $12.000..............   3,222,977          6.80             $11.54        2,660,192         $11.45
$12.083 - $18.375..............   2,634,934          6.94             $14.64        2,184,640         $14.76
$18.750 - $28.750..............   1,232,000          7.96             $22.39           44,001         $20.97
                                 ----------                                         ---------
$ 0.061 - $28.750..............  13,156,374          7.60             $11.45        6,468,155         $11.32

NOTE 12  INTEREST EXPENSE:

     Interest costs incurred and capitalized on construction in progress are as follows:

                                                                 FISCAL YEAR ENDED
                                                      ---------------------------------------
                                                      JANUARY 31,   FEBRUARY 1,   FEBRUARY 2,
                                                         1999          1998          1997
                                                      -----------   -----------   -----------
                                                                  (IN THOUSANDS)
Interest costs incurred.............................    $24,123       $13,984       $10,211
Less: interest costs capitalized....................      1,073            63           761
                                                        -------       -------       -------
Interest expense....................................    $23,050       $13,921       $ 9,450
                                                        =======       =======       =======

NOTE 13  SUPPLEMENTAL SCHEDULE OF CASH FLOWS:

     Interest paid during fiscal year 1998, 1997, and 1996 amounted to $23,757,000, $11,020,000, and $10,161,000, respectively. Such amounts include interest paid on the bank credit facility, capital leases and interest capitalized on construction in progress.

     Income taxes paid, net of refunds, during fiscal year 1998, 1997, and 1996 amounted to $3,396,000, $2,729,000 and $4,310,000, respectively.

     During fiscal year 1998, 1997, and 1996, the Company incurred capital lease obligations of $34,997,000, $18,249,000, and $15,944,000, respectively, for new equipment and buildings.

NOTE 14  OTHER CONTINGENCIES:

     The Company is involved in certain litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company's financial position or results of operations.

     On January 6, 1998, the Company was served with a complaint entitled Miller
v. Parker, et al. (Case No. CV 98-0020 PHX RCS) in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition and results of operations. An additional five complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. A motion is currently pending to consolidate all such actions in the District court. Of such additional complaints, on March 5, 1998, the Company was served with an amended complaint entitled Kowal v. Parker, et al. (Case No. CV 98-0133 PHX ROS) alleging an expanded class period. The Company believes that this case will be consolidated with the other pending securities class action lawsuits. The Company believes the

                        PETSMART, INC. AND SUBSIDIARIES
allegations by the putative class representatives are without merit and the Company intends to defend itself vigorously.

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

     On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al. v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed motions for partial summary judgment on plaintiff's claim that in-store management positions were misclassified as exempt under the Fair Labor Standards Act. These motions have been denied. To date, there have been no settlement discussions and discovery is ongoing.

     On November 20, 1998, a civil lawsuit was filed by a competitor in the Ontario (Canada) General Court, entitled Pet Valu, Inc., et al v. PETsMART, Inc. (Case No. 98 CV-159004). This case seeks purported monetary damages of approximately US $63 million and claims that this amount is subject to trebling, alleging that the Company engaged in unfair competitive practices in the Ontario retail pet supply business. The complaint also claims that the Company interfered with an alleged contract between the plaintiff and one of its vendors. The Company has filed a formal response denying the allegations. The Company believes that the allegations in the lawsuit are without merit and intends to defend itself vigorously.

NOTE 15  SUBSEQUENT EVENTS (UNAUDITED):

     On April 16, 1999, the Company amended its revolving credit agreement (see
Note 7). As a result, the capacity of the revolving credit agreement decreased from $125 million to $60 million. Borrowings under the amended arrangement bear interest, at PETsMART's option, at the bank's prime rate plus 0% to 0.5%, or LIBOR plus 1.0% to 2.0%. The arrangement expires on April 17, 2000.

                        PETSMART, INC. AND SUBSIDIARIES

NOTE 16  SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED):

FISCAL YEAR ENDED JANUARY 31, 1999

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................  $496,564   $509,846   $521,191   $581,721
Gross profit.......................................   122,141    121,594    125,619    158,766
Merger, business integration and restructuring
  costs (benefits).................................        --         --         --     (1,808)
Operating income...................................     5,030      2,102     14,097     37,835
Net income (loss)..................................  $    153   $ (1,678)  $  5,331   $ 19,463
                                                     ========   ========   ========   ========
Earnings per common share -- basic:
  Net income (loss)................................  $   0.00   $ (0 .01)  $   0.05   $   0.17
                                                     ========   ========   ========   ========
Earnings per common share -- diluted:
  Net income (loss)................................  $   0.00   $ (0 .01)  $   0.05   $   0.15
                                                     ========   ========   ========   ========
Weighted average common and common equivalent
  shares outstanding -- basic......................   115,745    116,104    116,432    116,594
                                                     ========   ========   ========   ========
Weighted average common and common equivalent
  shares outstanding -- diluted....................   116,763    116,104    116,808    140,448
                                                     ========   ========   ========   ========

FISCAL YEAR ENDED FEBRUARY 1, 1998

                                                      FIRST      SECOND     THIRD      FOURTH
                                                     QUARTER    QUARTER    QUARTER    QUARTER
                                                     --------   --------   --------   --------
                                                       (IN THOUSANDS, EXCEPT PER SHARE DATA)
Net sales..........................................  $412,654   $425,860   $441,456   $510,629
Gross profit.......................................   101,681     96,447    104,078    131,980
Merger, business integration and restructuring
  costs............................................     9,631     44,891      1,466      1,376
Operating income (loss)............................     2,310    (53,610)     3,897     11,575
Income (loss) before cumulative effect of a change
  in accounting principle..........................      (746)   (35,716)       180      4,481
Cumulative effect of a change in accounting
  principle........................................        --         --         --     (2,629)
                                                     --------   --------   --------   --------
Net income (loss)..................................  $   (746)  $(35,716)  $    180   $  1,852
                                                     ========   ========   ========   ========
Earnings per common share -- basic:
  Net income (loss)................................  $  (0.01)  $ (0 .31)  $   0.00   $   0.02
                                                     ========   ========   ========   ========
Earnings per common share -- diluted:
  Net income (loss)................................  $  (0.01)  $ (0 .31)  $   0.00   $   0.02
                                                     ========   ========   ========   ========
Weighted average common and common equivalent
  shares outstanding -- basic......................   114,295    114,758    115,225    115,401
                                                     ========   ========   ========   ========
Weighted average common and common equivalent
  shares outstanding -- diluted....................   114,295    114,758    115,853    115,871
                                                     ========   ========   ========   ========

                                                                      APPENDIX A

                 PETSMART SELECTED HISTORICAL FINANCIAL DATA(1)
          (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS AND OPERATING DATA)

                                                         FISCAL YEAR ENDED
                                   --------------------------------------------------------------
                                    JAN. 31,     FEB. 1,      FEB. 2,      JAN. 28,     JAN. 29,
                                      1999         1998       1997(2)        1996         1995
                                   ----------   ----------   ----------   ----------   ----------
HISTORICAL STATEMENT OF
  OPERATIONS DATA:
  Net Sales......................  $2,109,322   $1,790,599   $1,501,017   $1,168,056   $  924,199
                                   ----------   ----------   ----------   ----------   ----------
  Gross profit...................     528,120      434,186      426,351      308,237      245,779
  Store operating expenses.......     399,897      349,563      289,622      228,046      195,222
  Store preopening expenses......       8,814        9,222       10,907        5,388        7,750
  General and administrative
     expenses....................      62,153       53,865       42,463       36,348       35,072
  Merger and business integration
     costs.......................      (1,808)      57,364       40,714       47,129       14,100
                                   ----------   ----------   ----------   ----------   ----------
  Operating income (loss)........      59,064      (35,828)      42,645       (8,674)      (6,365)
  Interest income................       3,092          213        1,057        2,731        3,594
  Interest expense...............     (23,050)     (13,921)      (9,450)      (8,934)      (7,587)
                                   ----------   ----------   ----------   ----------   ----------
  Income (loss) before income
     taxes, extraordinary credit
     and cumulative effect of
     change in accounting
     principle...................      39,106      (49,536)      34,252      (14,877)     (10,358)
  Net income (loss)(3)...........  $   23,269   $  (34,430)  $   20,591   $   (5,436)  $  (11,620)
  Income (loss) per
     share -- basic before
     extraordinary credit and
     cumulative effect of change
     in accounting
     principle(4)................  $     0.20   $    (0.28)  $     0.18   $    (0.06)  $    (0.13)
  Income (loss) per
     share -- diluted before
     extraordinary credit and
     cumulative effect of change
     in accounting
     principle(4)................  $     0.20   $    (0.28)  $     0.17   $    (0.06)  $    (0.13)
  Net income (loss) per share --
     basic(4)....................  $     0.20   $    (0.30)  $     0.18   $    (0.06)  $    (0.13)
  Net income (loss) per share --
     diluted(4)..................  $     0.20   $    (0.30)  $     0.17   $    (0.06)  $    (0.13)
  Weighted average number of
     common shares outstanding --
     basic.......................     116,281      114,920      112,520      108,387      105,443
  Weighted average number of
     common and common equivalent
     shares
     outstanding -- diluted......     117,085      114,920      118,226      108,387      105,443
SELECTED OPERATING DATA:
  Stores open at end of period...         534          468          376          297          269
  Average square footage(5)......  11,417,473    9,550,533    7,616,245    6,380,672    5,200,319
  Net sales per square foot(6)...  $   174.94   $   176.97   $   179.71   $   163.62   $   154.20
  Net sales growth...............        17.8%        19.3%        28.5%        26.4%        69.7%
  Increase in North American
     comparable store sales(7)...         6.3%         4.6%        11.9%        12.5%        19.1%
SELECTED BALANCE SHEET DATA:
  Inventories....................  $  336,058   $  317,547   $  300,892   $  211,933   $  171,344
  Working capital................     296,307      297,441      158,182      146,236      155,356
  Total assets...................     931,999      839,687      689,810      572,104      484,885
  Capital lease obligations(8)...      79,771       68,008       62,535       56,368       66,324
  Total debt.....................     296,205      278,761       71,680       65,725       74,240
  Stockholders' equity and
     redeemable preferred
     stock.......................  $  364,818   $  334,694   $  361,045   $  301,798   $  266,216

---------------

(1) Reflects the historical financial data of PETsMART after restatement (except as otherwise noted) for: the acquisition of PETZAZZ in March 1994, Sporting Dog Specialties in May 1995, Petstuff in June 1995, Pet Food Giant in September 1995, State Line Tack in January 1996 and Pet City Holdings plc in December 1996, all of which were accounted for under the pooling of interests method; the 3-for-2 stock split effected in the form of a stock dividend paid to holders of PETsMART Common Stock of record on April 17, 1995; and the 2-for-1 stock split effected in the form of a stock dividend paid July 19, 1996 to holders of PETsMART Common Stock of record on July 8, 1996. Fiscal 1995 includes the results of operations of Pet City for the 52 weeks ended July 27, 1996, and fiscal 1996 includes the results of operations of Pet City for the 53 weeks ended February 2, 1997. Fiscal 1994 includes Pet City results for the 52 weeks ended July 29, 1995 and fiscal 1993 and fiscal 1992 include the financial results of Pet City for the 52 weeks ended April 2, 1994 and April 3, 1993, respectively. An adjustment of $682,000 was made to retained earnings at January 30, 1994 to conform the fiscal year ends of Pet City and PETsMART.

(2) Fiscal 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3) Includes a $2,629,000 charge in fiscal 1997 for the cumulative effect of a change in accounting principle.

(4) After accretion of redeemable preferred stock of $1,921,000 and $1,582,000 for fiscal years 1994 and 1995, respectively.

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

                                 PETSMART, INC.

                           ANNUAL REPORT ON FORM 10-K

                                 EXHIBIT INDEX

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
  2.1     Agreement and Plan of Reorganization by and among PETsMART,
          PETsMART Acquisition Corp. and Petstuff, Inc., dated
          February 7, 1995, as amended(5).............................
  2.2     Agreement and Plan of Reorganization between PETsMART and
          The Weisheimer Companies, Inc., dated January 28, 1994(2)...
  2.3     Agreement and Plan of Reorganization between PETsMART,
          Remington Acquisition Corp., Sporting Dog Specialties, Inc.
          and certain individual shareholders named therein, dated as of April 3, 1995 (the "Sporting Dog Agreement")(3)..........
  2.4     Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3).....................................
  2.5     Agreement and Plan of Reorganization and Plan of Merger by
          and among PETsMART, Turnpike Acquisition Corp., and The Pet
          Food Giant, Inc., dated as of August 17, 1995(5)............
  2.6     Agreement and Plan of Reorganization by and among PETsMART,
          Stallion Acquisition Corp., and State Line Tack, Inc., dated as of December 20, 1995(7)..................................
  2.7     Merger Agreement by and among PETsMART and Pet City Holdings plc, dated as of October 24, 1996(9)........................
  3.1     Restated Certificate of Incorporation of PETsMART(1)........
  3.2     By-laws of PETsMART(1)......................................
  3.3     Certificate of Amendment of Restated Certificate of
          Incorporation of PETsMART(8)................................
  4.1     Reference is made to Exhibits 3.1, 3.2 and 3.3..............
  4.2     Restated Registration and First Refusal Rights Agreement,
          among PETsMART and the parties named therein, dated October
          30, 1992(1).................................................
  4.3     Series H Preferred Stock Purchase Agreement between PETsMART and the other parties named therein, dated as of September
          8, 1991(1)..................................................
  4.4     Indenture between PETsMART and Norwest Bank Minnesota, N.A., as Trustee dated as of November 7, 1997(11).................
  4.5     Purchase Agreement by and among PETsMART, Donaldson, Lufkin
          & Jenrette Securities Corporation, and Nationsbanc
          Montgomery Securities, Inc., dated as of November 4,
          1997(11)....................................................
  4.6     Registration Rights Agreement by and among PETsMART,
          Donaldson, Lufkin & Jenrette Securities Corporation, and
          Nationsbanc Montgomery Securities, Inc., dated as of
          November 7, 1997(11)........................................
  4.7     Form of Convertible Note(12)................................
 10.1     Form of Indemnity Agreement entered into between PETsMART
          and its directors and officers, with related schedules(1)...
 10.2*    PETsMART's 1995 Equity Incentive Plan (the "Incentive Plan")
          (an amendment and restatement of the Registrant's 1988 Stock
          Option Plan)(4).............................................
 10.3*    Form of Incentive Stock Option Grant under the Incentive
          Plan(4).....................................................
 10.4*    Form of Non-qualified Stock Option Grant under the Incentive
          Plan(4).....................................................
 10.5*    PETsMART's 1992 Non-Employee Director's Stock Option Plan
          (the "Director's Plan")(1)..................................
 10.6*    PETsMART's Employee Stock Purchase Plan(1)..................
 10.12*   Employment Agreement between Giles Clarke, PETsMART and Pet
          City Holdings, plc dated as of October 23, 1996(9)..........
 10.13    Third Amended and Restated Credit Agreement among PETsMART, certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender, dated as of April 18, 1997(9)........

EXHIBIT
NUMBER                      DESCRIPTION OF DOCUMENT
-------                     -----------------------
 10.14    First Amendment, dated as of August 6, 1997, to Third
          Amended and Restated Credit Agreement among PETsMART,
          certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender(10)...................................
 10.15    Second Amendment, dated as of October 29, 1997, to Third
          Amended and Restated Credit Agreement among PETsMART,
          certain lenders, and NationsBank of Texas, N.A. as
          Administrative Lender(11)...................................
 10.16    Third Amendment, dated as of July 31, 1998, to Third Amended and Restated Credit Agreement among PETsMART, certain
          lenders, and NationsBank of Texas, N.A. as Administrative
          Lender(13)..................................................
 10.17    Deed of Variation to the Employment Agreement between Giles
          Clarke, PETsMART and Pet City Holdings, plc dated as of
          September 2, 1998
 23.1     Consent of PricewaterhouseCoopers LLP.......................
 23.2     Consent of Grant Thornton...................................
 27.      Financial Data Schedules....................................

---------------

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

(12) Incorporated by reference to Exhibit 3 to PETsMART's Registration Statement on Form 8-A, (File No. 0-21888), filed March 5, 1998.

(13) Incorporated by reference to Exhibit 10.14 to PETsMART's Quarterly Report on Form 10-Q (File No. 0-21888), filed September 11, 1998.