Form 10-Q
period 1999-05-02
PETSMART INC
filed 1999-06-14
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                  MAY 2, 1999

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

                                 (623) 580-6100
              (Registrant's telephone number, including area code)

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

      COMMON STOCK, $.0001 PAR VALUE, 117,020,341 SHARES AT JUNE 9, 1999

                                PETsMART, INC.

                                    INDEX

                                                                             Page
Part I.     Financial Information

            Item 1.     Financial Statements - Unaudited

                        Consolidated Balance Sheets at May 2, 1999
                        and January 31, 1999                                    3

                        Consolidated Statements of Operations
                        for the thirteen weeks ended
                        May 2, 1999 and May 3, 1998                             4

                        Consolidated Statements of Cash Flows
                        for the thirteen weeks ended
                        May 2, 1999 and May 3, 1998                             5

                        Notes to Consolidated Financial Statements              6


            Item 2.     Management's Discussion and Analysis
                        of Financial Condition and Results of
                        Operations                                             10


Part II.    Other Information

            Item 1.     Legal Proceedings                                      16

            Item 6.     Exhibits and Reports on Form 8-K                       17

Signatures                                                                     18

                         PETsMART, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                            MAY 2,         JANUARY 31,
                                                                             1999              1999
                                                                          ---------         ---------
ASSETS

Cash and cash equivalents                                                 $ 120,225         $ 153,336
Receivables                                                                  30,359            49,235
Merchandise inventories                                                     356,193           336,058
Prepaid expenses and other current assets                                    33,447            27,943
                                                                          ---------         ---------

     Total current assets                                                   540,224           566,572

Property held for sale and leaseback                                          9,646             9,395
Property and equipment, net                                                 288,775           270,332
Other assets, net                                                            86,252            85,700
                                                                          ---------         ---------

     Total assets                                                         $ 924,897         $ 931,999
                                                                          =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                          $ 142,126         $ 148,915
Accrued payroll and employee benefits                                        31,101            24,799
Accrued occupancy expense                                                    15,712            15,580
Accrued merger, business integration and restructuring costs                 14,838            19,833
Other accrued expenses                                                       45,271            44,704
Current maturities of capital lease obligations                              15,990            16,434
                                                                          ---------         ---------

     Total current liabilities                                              265,038           270,265

6 3/4% subordinated convertible notes                                       200,000           200,000
Capital lease obligations                                                    75,175            79,771
Deferred rents                                                               16,443            16,656
Other liabilities                                                               500               489
                                                                          ---------         ---------

     Total liabilities                                                      557,156           567,181
                                                                          ---------         ---------

Stockholders' equity:
   Preferred stock; $.0001 par value, 10,000 shares
     authorized, none outstanding                                                --                --
   Common stock; $.0001 par value; 250,000 shares
     authorized, 116,749 and 116,461 shares issued and outstanding               12                12
   Additional paid-in capital                                               394,983           394,799
   Deferred compensation                                                     (2,353)           (2,503)
   Accumulated deficit                                                      (21,304)          (24,857)
   Accumulated other comprehensive loss                                      (3,597)           (2,633)
                                                                          ---------         ---------

     Total stockholders' equity                                             367,741           364,818
                                                                          ---------         ---------

     Total liabilities and stockholders' equity                           $ 924,897         $ 931,999
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

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                FOR THE 13 WEEKS ENDED
                                                                              ---------------------------
                                                                               MAY 2,             MAY 3,
                                                                                1999              1998
                                                                              ---------         ---------
Net sales                                                                     $ 564,112         $ 496,564
Cost of sales                                                                   422,134           374,423
                                                                              ---------         ---------

     Gross profit                                                               141,978           122,141

Store operating expenses                                                        110,385            98,047
Store preopening expenses                                                         2,069             4,258
General and administrative expenses                                              18,023            14,806
                                                                              ---------         ---------

     Operating income                                                            11,501             5,030

Interest income                                                                   1,310               482
Interest expense                                                                 (5,953)           (5,264)
                                                                              ---------         ---------

     Income before income tax expense and cumulative
      effect of a change in accounting principle                                  6,858               248

Income tax expense                                                                2,777                95
                                                                              ---------         ---------

     Income before cumulative effect of a change in
      accounting principle                                                        4,081               153

Cumulative effect of a change in accounting principle, net of tax                  (528)               --
                                                                              ---------         ---------

     Net income                                                                   3,553               153
                                                                              ---------         ---------

Other comprehensive income (loss), net of tax:
     Foreign currency translation adjustments                                      (964)            1,030
                                                                              ---------         ---------

     Comprehensive income                                                     $   2,589         $   1,183
                                                                              =========         =========

Earnings per common share - basic:
     Income before cumulative effect of a change in
      accounting principle                                                    $    0.03         $    0.00
     Cumulative effect of a change in accounting principle, net of tax               --                --
                                                                              ---------         ---------
     Net income                                                               $    0.03         $    0.00
                                                                              =========         =========

Earnings per common share - assuming dilution:
     Income before cumulative effect of a change in
      accounting principle                                                    $    0.03         $    0.00
     Cumulative effect of a change in accounting principle, net of tax               --                --
                                                                              ---------         ---------
     Net income                                                               $    0.03         $    0.00
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

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                              FOR THE 13 WEEKS ENDED
                                                                            ---------------------------
                                                                             MAY 2,            MAY 3,
                                                                              1999              1998
                                                                            ---------         ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
   Net income                                                               $   3,553         $     153
   Adjustments to reconcile net income to net cash
     used in operating activities -
        Depreciation and amortization                                          11,462            10,300
        Loss on disposal of property and equipment                                (74)              578
        Tax benefit resulting from exercise of stock options                       --               138
   Changes in assets and liabilities:
        Receivables                                                             8,187           (11,633)
        Merchandise inventories                                               (20,135)           (2,247)
        Prepaid expenses and other current assets                              (5,504)           (4,802)
        Other assets, net                                                      (1,416)             (528)
        Accounts payable                                                       (9,598)           (7,916)
        Accrued payroll and employee benefits                                   6,302             1,376
        Accrued occupancy expense                                                 132             2,542
        Accrued merger, business integration and restructuring costs           (4,995)           (4,136)
        Other accrued expenses                                                    567               217
        Deferred rents                                                           (213)              (63)
        Other liabilities                                                          11                30
                                                                            ---------         ---------

   Net cash used in operating activities                                      (11,721)          (15,991)
                                                                            ---------         ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
   Purchases of leaseholds, fixtures and equipment                            (18,979)          (15,503)
   Purchases of property held for sale and leaseback                             (251)              (33)
   Proceeds from sales of property                                                450                72
                                                                            ---------         ---------

   Net cash used in investing activities                                      (18,780)          (15,464)
                                                                            ---------         ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
   Net proceeds from issuance of common stock                                     184             1,534
   Increase in bank overdraft                                                   2,809             6,561
   Payments on capital lease obligations                                       (4,639)           (3,241)
                                                                            ---------         ---------

   Net cash from (used in) financing activities                                (1,646)            4,854
                                                                            ---------         ---------

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)                                      (964)            1,030
                                                                            ---------         ---------

DECREASE IN CASH AND
   CASH EQUIVALENTS                                                           (33,111)          (25,571)

CASH AND CASH EQUIVALENTS
   AT BEGINNING OF PERIOD                                                     153,336           125,082
                                                                            ---------         ---------

CASH AND CASH EQUIVALENTS
   AT END OF PERIOD                                                         $ 120,225         $  99,511
                                                                            =========         =========


                 The accompanying notes are an integral part of
                      these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (UNAUDITED)

NOTE 1 - GENERAL:

The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries ("PETsMART" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. All adjustments, consisting of normal recurring adjustments, that in the opinion of management are necessary for a fair presentation have been included.

Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended May 2, 1999 and May 3, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended January 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 26, 1999.


NOTE 2 - CHANGE IN ACCOUNTING PRINCIPLE:

In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP-98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $888,000, before taxes, and was recorded as a cumulative effect of a change in accounting principle.


NOTE 3 - COMPREHENSIVE INCOME:

The income tax expense (benefit) related to items of other comprehensive income was approximately $(656,000) and $639,000 for first quarter 1999 and 1998, respectively.


NOTE 4 - EARNINGS PER SHARE:

Basic earnings per share are computed by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and dilutive common shares assumed to be issued on conversion of PETsMART's subordinated convertible notes.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (UNAUDITED)

A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended May 2, 1999 and May 3, 1998 is as follows (in thousands, except per share amounts):

                                                                                  THIRTEEN WEEKS ENDED
                                           ------------------------------------------------------------------------------------
                                                         MAY 2, 1999                                   MAY  3, 1998
                                           ----------------------------------------     ---------------------------------------
                                                             WEIGHTED                                   WEIGHTED
                                                             AVERAGE        PER SHARE                    AVERAGE       PER SHARE
                                           INCOME (LOSS)      SHARES         AMOUNT     INCOME (LOSS)     SHARES         AMOUNT
                                           -------------      ------         ------     -------------     ------         ------
   Net income before cumulative
    effect of an accounting change            $ 4,081         116,825        $   0.03      $   153        115,745        $0.00
                                                                                                                         -----
   Cumulative effect of an
     accounting change                           (528)        116,825           (0.00)          --        115,745           --
                                              -------         -------        --------      -------        -------        -----

   Earnings per common
    share - basic                               3,553         116,825            0.03          153        115,745         0.00

   Effect of dilutive securities:
    Options                                        --             998           --              --          1,018           --
                                              -------         -------        --------      -------        -------        -----

   Earnings per common
    share - diluted                           $ 3,553         117,823        $   0.03      $   153        116,763        $0.00
                                              =======         =======        ========      =======        =======        =====

At May 2, 1999, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately 22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for the thirteen weeks ended May 2, 1999 or May 3, 1998 due to the anti-dilutive effect they would have on earnings per share if converted.


NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

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

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (UNAUDITED)


NOTE 6 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

The Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, including veterinary services, along with the warehousing and corporate functions that support them. The PETsMART U.K. segment includes all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations. The PETsMART DIRECT segment represents the Company's direct marketing operations, including its separate corporate and warehousing functions. This segmentation is consistent with the format reviewed by the Company's management.

Operating results and other financial data by business segment for the thirteen weeks ended May 2, 1999 and May 3, 1998, were as follows:

                                                      FOR THE 13 WEEKS ENDED
                                                   ---------------------------
                                                     MAY 2,             MAY 3,
                                                      1999              1998
                                                   ---------         ---------
                                                         (in thousands)
   Net sales:
       PETsMART North America                      $ 486,772         $ 422,293
       PETsMART U.K                                   51,232            48,568
       PETsMART DIRECT - External customers           26,108            25,703
       PETsMART DIRECT - Intersegment                  3,892             2,488
       Eliminations                                   (3,892)           (2,488)
                                                   ---------         ---------

       Total net sales                             $ 564,112         $ 496,564
                                                   =========         =========


                                           FOR THE 13 WEEKS ENDED
                                         -------------------------
                                          MAY 2,           MAY 3,
                                           1999             1998
                                         --------         --------
                                            (in thousands)
   Operating income (loss):
       PETsMART North America            $ 15,054         $  7,914
       PETsMART U.K                        (4,419)          (3,664)
       PETsMART DIRECT                        866              780
                                         --------         --------

   Operating income                        11,501            5,030
   Interest income                          1,310              482
   Interest expense                        (5,953)          (5,264)
                                         --------         --------

       Income before income taxes        $  6,858         $    248
                                         ========         ========

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                THIRTEEN WEEKS ENDED MAY 2, 1999 AND MAY 3, 1998
                                   (UNAUDITED)

Total assets by business segment as of May 2, 1999, and January 31, 1999, were as follows:

                                  MAY 2,        JANUARY 31,
                                   1999            1999
                                 --------        --------
                                     (in thousands)
   PETsMART North America        $781,344        $787,667
   PETsMART U.K                   101,719          99,720
   PETsMART DIRECT                 41,834          44,612
                                 --------        --------

       Total assets              $924,897        $931,999
                                 ========        ========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Distribution, Information Systems, Competition, and Business Risks included in the Company's Form 10-K for the year ended January 31, 1999.

OVERVIEW

      PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At May 2, 1999, the Company operated 558 superstores, consisting of 444 superstores in the United States, 95 superstores in the United Kingdom, and 19 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog Specialties in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest.

      The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of existing superstores. In view of the increasing maturity of its superstore base, as well as the planned opening of additional superstores in existing markets and single-store markets, the Company's comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. Commencing with the first quarter of fiscal 1999, the Company charges preopening costs associated with each new superstore to earnings as the costs are incurred. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

RESULTS OF OPERATIONS

      The following table sets forth the percentage relationship to net sales of certain items included in the Company's Consolidated Statements of Operations:

                                                                THIRTEEN WEEKS ENDED
                                                                ---------------------
                                                                 MAY 2,         MAY 3,
                                                                 1999           1998
                                                                ------         ------
   STATEMENT OF OPERATIONS DATA:
   Net sales                                                     100.0%         100.0%
   Cost of sales                                                  74.8           75.4
                                                                ------         ------

   Gross profit                                                   25.2           24.6
   Store operating expenses                                       19.6           19.7
   Store preopening expenses                                       0.4            0.9
   General and administrative expenses                             3.2            3.0
                                                                ------         ------

   Operating income                                                2.0            1.0
   Interest income                                                 0.2            0.1
   Interest expense                                                1.1            1.1
                                                                ------         ------

   Income before income taxes and cumulative effect of
      a change in accounting principle                             1.2            0.0

   Income tax expense                                              0.5            0.0
                                                                ------         ------

   Income before cumulative effect of a change in
      accounting principle                                         0.7            0.0

   Cumulative effect of a change in accounting principle           0.1             --
                                                                ------         ------

   Net income                                                      0.6%           0.0%
                                                                ======         ======


FIRST QUARTER FISCAL 1999 COMPARED TO FIRST QUARTER FISCAL 1998

      Net sales increased 13.6% to approximately $564.1 million for the thirteen weeks ended May 2, 1999 from $496.6 million for the thirteen weeks ended May 3, 1998. Comparable North American store sales increased 4.5% for the quarter, and comparable United Kingdom store sales increased 1.5%. During first quarter 1999, the Company opened 26 new superstores, relocated one store, and closed four stores in North America and opened two new superstores in the United Kingdom. The Company operated 558 superstores at May 2, 1999 compared to 499 superstores open at May 3, 1998.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales from 24.6% for first quarter 1998 to 25.2% in first quarter 1999. This result principally reflected improved product margins and sales mix changes towards higher margin items, offset partially by increased warehouse and distribution costs and increased occupancy costs.

      Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased as a percentage of sales to 19.6% for first quarter 1999 from 19.7% for first quarter 1998. The decrease reflected the Company's planned efforts to lower equipment expenses through purchases of, rather than lease of, certain equipment.

      Store preopening expenses as a percentage of net sales decreased to 0.4% for first quarter 1999, compared to 0.9% for first quarter 1998. A portion of first quarter 1999's preopening expenses were recorded as a cumulative effect of a change in accounting principle, which affected the year-over-year comparability of the store preopening expense component of the Company's Consolidated Statements of Operations. For the stores that opened during the first quarter 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including one North American replacement store and two new United Kingdom stores, 28 stores were opened during first quarter 1999.

      General and administrative expenses as a percentage of sales increased from 3.0% for first quarter 1998 to 3.2% for first quarter 1999. This increase was due to planned salary, compensation, and training costs associated with the implementation of the Company's new management information systems. Certain of these training expenditures will continue throughout the balance of the 1999 fiscal year as these systems are installed and integrated.

      The Company's operating income increased to $11.5 million for first quarter 1999 from $5.0 million for first quarter 1998. Operating income as a percentage of net sales increased from 1.0% for first quarter 1998 to 2.0% for first quarter 1999. This increase was primarily due to improved product margins and store expense control.

      Interest income increased to $1.3 million for first quarter 1999 from $0.5 million for first quarter 1998 principally due to the increase in average cash balances available for short-term investment. Interest expense increased to $6.0 million for the first quarter 1999 from $5.3 million for first quarter 1998. The increase in interest expense was due to unfavorable spreads between the company's interest rate swap agreements and market interest rates, and capital lease cost.


      For first quarter 1999, income taxes were provided at an annual effective rate of 40.5%, compared to 38.5% for first quarter 1998. The increase in the effective tax rate was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss.

      In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP-98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

      As a result of the foregoing, the Company reported net income before cumulative effect of a change in accounting principle of $4.1 million (or $0.03 per share - diluted) for first quarter 1999 compared to net income of $0.2 million (or $0.00 per share - diluted) for first quarter 1998.

LIQUIDITY AND CAPITAL RESOURCES

      The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

      In November 1997, $200,000,000 of 6-3/4% Subordinated Convertible Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

      On June 1, 1999, the Company announced that its Board of Directors had approved a program to repurchase up to an aggregate of $25,000,000 of its Common Stock. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. The repurchase program is expected to continue through the end of the 1999 fiscal year unless extended or shortened by the Company's Board of Directors.

      At May 2, 1999, total assets were $924.9 million, of which $540.2 million were current assets. Cash and cash equivalents were $120.2 million.

      Cash used in operations was $11.7 million for the thirteen weeks ended May 2, 1999, compared to cash used in operations of $16.0 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 39.9% at May 2, 1999, compared to 44.3% at January 31, 1999. Inventory balances were approximately $356.2 million at May 2, 1999, and $336.1 million at January 31, 1999. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, increased 1.1% to approximately $667,000 per store at May 2, 1999, from approximately $660,000 at January 31, 1999. This increase reflected the planned inventory purchases required for the addition of the Nutro brand product line into stores at the beginning of the second quarter of 1999.

      The Company uses cash in investing activities to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company also uses cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $18.8 million for the thirteen weeks ended May 2, 1999, compared to $15.5 million used for the thirteen weeks ended May 3, 1998.

      Net cash used in financing activities, primarily the change in the Company's bank overdraft and principal payments on capital leases, net of proceeds from the exercise of employee stock options, was $1.6 million for the thirteen weeks ended May 2, 1999. Net cash of $4.9 million was provided by these activities, net, during the thirteen weeks ended May 3, 1998.

      The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores, corporate investment, including costs associated with the development and implementation of the Company's new information system, and for working capital.

      All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $975,000. This amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $400,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $375,000 for inventory, net of accounts payable. Approximately $450,000 is required for store fixtures and equipment.

      The Company has begun to open 19,000 square foot superstore locations, primarily in single-store markets and as fill-in locations in existing markets. The Company expects that these smaller stores will comprise a growing percentage of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and cash requirements for these locations will typically include approximately $325,000 for inventory, net of accounts payable, approximately $100,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment.

      Based upon the Company's current plan to open approximately 30 new North American stores during the remainder of fiscal 1999, approximately $29.3 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

      PETsMART is in the implementation stage of developing and implementing an integrated North America information system which will feature a common set of applications. The Company estimates that its costs in connection with the development and implementation of the new system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company believes that certain hardware and software components of the new system will be financed through lease transactions, some of which have been completed. There can be no assurance that the actual costs for the new system will not exceed current estimates, or that the new system can be developed, tested and implemented on a timely basis, or at all, or that it will deliver the anticipated operational benefits in a reliable manner. Failure to complete the new system on a timely basis could materially adversely affect the Company's future operating results or its ability to expand. In particular, should the new system not be operational, or should an alternate solution not be implemented by January 1, 2000, the Company may experience software difficulties as a result of the "Year 2000" problem (see "Year 2000 Readiness"). In the event that additional financing is required to complete the Company's new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms.

      Capital expenditures, net of construction allowances, were approximately $19.0 million during the thirteen weeks ended May 2, 1999. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

YEAR 2000 READINESS

      The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates with 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, all of which are in progress. A new integrated North American information system, which is Year 2000 compliant, is currently in the implementation stage. The system is scheduled to be operational for the North American retail operations during the summer of 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete by October 1999. The Company estimates that its costs in connection with the development and implementation of the new information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's United Kingdom and Catalog operational segments, and the costs to address those segment's Year 2000 issues are not expected to be material.

      There can be no assurance that the new North American information system can be implemented on a timely basis or that it will deliver the desired operational benefits. Nor can there be assurance that the initiatives put in place to address the Year 2000 issues will identify and remove all potential operational impacts. While significant economic detriment from Year

2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses, or corporate offices, the financial magnitude of which is not currently estimable. The Year 2000 initiatives being conducted by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, including the Year 2000 compliance and readiness of external partners. The Company believes that, with the implementation of new North American business systems and the completion of its Year 2000 initiatives as scheduled, the possibility of significant interruptions of normal operations will be reduced. Although the Company believes contingency plans will not need to be utilized based on progress to date, contingency plans have been developed for each critical system. The specifics of the contingency plans vary depending on the system and assessed risk of non-compliance and such plans are modified periodically based on review and testing. The plans are comprised of activities such as upgrading existing systems, reallocating internal resources, obtaining additional external resources, and implementing temporary manual processes.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

      In January 1998, five substantially identical securities class action lawsuits were filed against the Company in federal court in Phoenix, Arizona. The cases allege that the Company and several of its officers and directors made misleading statements about the Company's financial condition and earnings prospects. The court considered the cases and plaintiffs filed a consolidated amended complaint in March 1998. On June 3, 1999, the court granted the Company's motion to dismiss the consolidated amended complaint. The court's decision gives plaintiffs 60 days to file an amended complaint. The Company believes plaintiffs' allegations are without merit and will continue to defend itself vigorously.

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

      On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act, including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The Court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed motions for partial summary judgment on plaintiff's claim that in-store management positions were misclassified as exempt under the Fair Labor Standards Act. These motions have been denied. To date, there have been no settlement discussions and discovery is ongoing.

      On November 20, 1998, a civil lawsuit was filed by a competitor in the Ontario (Canada) General Court, entitled Pet Valu, Inc., et al v. PETsMART, Inc. (Case No. 98 CV-159004). This case seeks purported monetary damages of approximately US$63 million and claims that this amount is subject to trebling, alleging that the Company engaged in unfair competitive practices in the Ontario retail pet supply business. The complaint also claims that the Company interfered with an alleged contract between the plaintiff and one of its vendors. The Company has filed a formal response denying the allegations. The Company believes that the allegations in the lawsuit are without merit and intends to defend itself vigorously.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

      10.18 Fourth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender, dated as of April 16, 1999.

      27    Financial Data Schedule

(b) Reports on Form 8-K

      During the thirteen weeks ended May 2, 1999, the Company filed a report on Form 8-K, dated April 30, 1999 as filed on May 5, 1999, and as amended on May 10, 1999, in which the Company announced a change in its Independent Accountants.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 10, 1999.

                                                 PETsMART, INC.
                                                 (Registrant)


/s/   Neil T. Watanabe                    /s/   Kenneth A. Conway
      ----------------------                    -----------------------
      Neil T. Watanabe                          Kenneth A. Conway
      Executive Vice President and              Vice President - Controller
      Chief Financial Officer                   and Chief Accounting Officer
      (Principal Financial Officer)             (Principal Accounting Officer)

                                 EXHIBIT INDEX


      10.18 Fourth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and NationsBank of Texas, N.A. as Administrative Lender, dated as of April 16, 1999.

      27          Financial Data Schedule