Form 10-Q
period 1999-08-01
PETSMART INC
filed 1999-09-14
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 AUGUST 1, 1999

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

     COMMON STOCK, $.0001 PAR VALUE, 117,260,131 SHARES AT SEPTEMBER 8, 1999

                                 PETsMART, INC.

                                      INDEX

                                                                                                                   Page

Part I.           Financial Information

                  Item 1.  Unaudited Financial Statements

                                    Consolidated Balance Sheets at August 1, 1999
                                    and January 31, 1999                                                              3

                                    Consolidated Statements of Operations
                                    for the thirteen and twenty-six weeks ended
                                    August 1, 1999 and August 2, 1998                                                 4

                                    Consolidated Statements of Cash Flows
                                    for the twenty-six weeks ended
                                    August 1, 1999 and August 2, 1998                                                 5

                                    Notes to Consolidated Financial Statements                                        6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                                       10


Part II.          Other Information

                  Item 1.           Legal Proceedings                                                                18

                  Item 4.           Submission of Matters to a Vote of
                                    Security Holders                                                                 18

                  Item 6.           Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                                           20

                         PETsMART, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                           AUGUST 1,         JANUARY 31,
                                                                             1999             1999
                                                                           ---------        ---------
ASSETS

Cash and cash equivalents                                                  $  76,605        $ 153,336
Receivables                                                                   34,798           49,235
Merchandise inventories                                                      359,029          336,058
Prepaid expenses and other current assets                                     33,465           27,943
                                                                           ---------        ---------

       Total current assets                                                  503,897          566,572

Property held for sale and leaseback                                          10,204            9,395
Property and equipment, net                                                  295,270          270,332
Other assets, net                                                             97,559           85,700
                                                                           ---------        ---------

       Total assets                                                        $ 906,930        $ 931,999
                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Accounts payable                                                           $ 124,477        $ 148,915
Accrued payroll and employee benefits                                         28,398           24,799
Accrued occupancy expense                                                     18,078           15,580
Accrued merger, business integration and restructuring costs                  12,447           19,833
Other accrued expenses                                                        49,834           44,704
Current maturities of capital lease obligations                               15,110           16,434
                                                                           ---------        ---------

       Total current liabilities                                             248,344          270,265

6 3/4% Subordinated Convertible Notes                                        200,000          200,000
Capital lease obligations                                                     71,973           79,771
Deferred rents                                                                16,984           16,656
Other liabilities                                                                502              489
                                                                           ---------        ---------

       Total liabilities                                                     537,803          567,181
                                                                           ---------        ---------

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none outstanding                                               --               --
    Common stock; $.0001 par value; 250,000 shares
       authorized, 117,222 and 116,461 shares issued and outstanding              12               12
    Additional paid-in capital                                               396,995          394,799
    Deferred compensation                                                     (2,203)          (2,503)
    Accumulated deficit                                                      (19,261)         (24,857)
    Accumulated other comprehensive loss                                      (5,128)          (2,633)
    Less: treasury stock at cost, 150 shares at August 1, 1999                (1,288)              --
                                                                           ---------        ---------

       Total stockholders' equity                                            369,127          364,818
                                                                           ---------        ---------

       Total liabilities and stockholders' equity                          $ 906,930        $ 931,999
                                                                           =========        =========

    The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                         FOR THE 13 WEEKS ENDED            FOR THE 26 WEEKS ENDED
                                                                      ----------------------------      ---------------------------
                                                                        AUG. 1,           AUG. 2,         AUG. 1,         AUG. 2,
                                                                          1999             1998            1999            1998
                                                                      -----------      -----------      -----------     -----------
Net sales                                                             $   564,537      $   509,846      $ 1,128,649     $ 1,006,410
Cost of sales                                                             420,643          388,252          842,777         762,675
                                                                      -----------      -----------      -----------     -----------

       Gross profit                                                       143,894          121,594          285,872         243,735

Store operating expenses                                                  114,118           96,579          224,503         194,626
Store preopening expenses                                                   2,730            3,276            4,799           7,534
General and administrative expenses                                        15,713           19,637           33,736          34,443
                                                                      -----------      -----------      -----------     -----------

       Operating income                                                    11,333            2,102           22,834           7,132

Interest income                                                               712            1,138            2,021           1,620
Interest expense                                                           (5,906)          (5,969)         (11,858)        (11,233)
                                                                      -----------      -----------      -----------     -----------

Income (loss) before equity in earnings (loss) of PETsMART.com, income tax expense (benefit) and cumulative effect of a
  change in accounting principle                                            6,139           (2,729)          12,997          (2,481)

Equity in earnings (loss) of PETsMART.com                                  (1,402)              --           (1,402)             --
                                                                      -----------      -----------      -----------     -----------


Income (loss) before income tax expense (benefit) and
  cumulative effect of a change in accounting principle                     4,737           (2,729)          11,595          (2,481)

Income tax expense (benefit)                                                2,694           (1,051)           5,471            (956)
                                                                      -----------      -----------      -----------     -----------

Income (loss) before cumulative effect of
  a change in accounting principle                                          2,043           (1,678)           6,124          (1,525)

Cumulative effect of a change in accounting
  principle, net of tax                                                        --               --             (528)             --
                                                                      -----------      -----------      -----------     -----------

       Net income (loss)                                                    2,043           (1,678)           5,596          (1,525)
                                                                      -----------      -----------      -----------     -----------

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments                            (1,531)          (2,539)          (2,495)         (1,509)
                                                                      -----------      -----------      -----------     -----------

       Comprehensive income (loss)                                    $       512      $    (4,217)     $     3,101     $    (3,034)
                                                                      ===========      ===========      ===========     ===========

Earnings per common share - basic:
       Income (loss) before cumulative effect of a change
         in accounting principle                                      $      0.02      $     (0.01)     $      0.05     $     (0.01)
       Cumulative effect of a change in accounting
         principle, net of tax                                                 --               --               --              --
                                                                      -----------      -----------      -----------     -----------
       Net income (loss)                                              $      0.02      $     (0.01)     $      0.05     $     (0.01)
                                                                      ===========      ===========      ===========     ===========

Earnings per common share - assuming dilution:
       Income (loss) before cumulative effect of a change             $      0.02      $     (0.01)     $      0.05     $     (0.01)
         in accounting principle
       Cumulative effect of a change in accounting
         principle, net of tax                                                 --               --               --              --
                                                                      -----------      -----------      -----------     -----------
       Net income (loss)                                              $      0.02      $     (0.01)     $      0.05     $     (0.01)
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

                         PETsMART, INC. AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                        FOR THE 26 WEEKS ENDED
                                                                        ----------------------
                                                                       AUG. 1,          AUG. 2,
                                                                        1999             1998
                                                                      ---------        ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                 $   5,596        $  (1,525)
    Adjustments to reconcile net income (loss) to net cash
       from (used in) operating activities -
           Depreciation and amortization                                 22,741           21,222
           Loss on disposal of property and equipment                       250              808
           Tax benefit resulting from exercise of stock options              68              427
       Changes in assets and liabilities:
           Receivables                                                    3,748          (14,650)
           Merchandise inventories                                      (26,047)           7,951
           Prepaid expenses and other current assets                     (5,522)          (2,467)
           Other assets                                                  (3,879)          (2,592)
           Accounts payable                                              (3,672)            (677)
           Accrued payroll and employee benefits                          2,944              647
           Accrued occupancy expense                                      2,498            5,623
           Accrued merger and integration charges                        (7,386)          (6,873)
           Other accrued expenses                                         5,130           (3,065)
           Deferred rents                                                   328             (295)
           Other liabilities                                                 13               --
                                                                      ---------        ---------

    Net cash from (used in) operating activities                         (3,190)           4,534
                                                                      ---------        ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment                     (42,063)         (21,305)
    Purchases of property held for sale and leaseback                      (809)          (3,063)
    Proceeds from sales of property                                         473           11,742
                                                                      ---------        ---------

    Net cash used in investing activities                               (42,399)         (12,626)
                                                                      ---------        ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                            2,128            4,673
    Purchase of treasury stock                                           (1,288)              --
    Increase (decrease) in bank overdraft                               (20,766)           7,477
    Payment on capital lease obligations                                 (8,721)          (7,465)
                                                                      ---------        ---------

    Net cash from (used in) financing activities                        (28,647)           4,685
                                                                      ---------        ---------

FOREIGN CURRENCY TRANSLATION LOSSES                                      (2,495)          (1,509)
                                                                      ---------        ---------

DECREASE IN CASH
    AND CASH EQUIVALENTS                                                (76,731)          (4,916)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                              153,336          125,082
                                                                      ---------        ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                  $  76,605        $ 120,166
                                                                      =========        =========


    The accompanying notes are an integral part of these unaudited financial statements.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


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

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and twenty-six weeks ended August 1, 1999 and August 2, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 26, 1999.


         NOTE 2 - TREASURY STOCK:

         On June 1, 1999, the Company announced that its Board of Directors had approved a program to repurchase up to an aggregate of $25,000,000 of its Common Stock. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of August 1, 1999, approximately $1.3 million had been used to repurchase an aggregate of 150,000 shares of the Company's Common Stock under this program. Treasury stock is presented in the Company's Consolidated Balance Sheets, at cost, as a reduction of stockholders' equity.


         NOTE 3 - EQUITY IN PETSMART.COM:

         During the second quarter of fiscal 1999, the Company made an investment in PETsMART.com, an electronic commerce pet product retailer, resulting in 49.9% equity ownership in that entity. The investment is accounted for under the equity method under APB 18. The Company's proportionate share of earnings (loss) from PETsMART.com, which began operations in June 1999, was a $1.4 million loss for the second quarter of 1999.


         NOTE 4 - CHANGE IN ACCOUNTING PRINCIPLE:

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


         NOTE 5 - COMPREHENSIVE INCOME (LOSS):

         The income tax benefit related to items of other comprehensive income
         (loss) was approximately $1,368,000 and $1,589,000 for second quarter 1999 and 1998, respectively. For the twenty-six weeks ended August 1, 1999 and August 2, 1998, the income tax benefit related to items of other comprehensive income (loss) was approximately $2,229,000 and $945,000, respectively.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


         NOTE 6 - EARNINGS PER SHARE:

         Basic earnings per share is computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusted for dilutive common shares assumed to be issued on conversion of PETsMART's subordinated convertible notes.

         A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks and twenty-six weeks ended August 1, 1999 and August 2, 1998 are as follows:

                                                                  THIRTEEN WEEKS ENDED
                                   --------------------------------------------------------------------------------
                                                AUGUST 1, 1999                         AUGUST 2, 1998
                                   --------------------------------------   ---------------------------------------
                                                   WEIGHTED                               WEIGHTED
                                                   AVERAGE    PER SHARE                    AVERAGE      PER SHARE
                                   INCOME (LOSS)   SHARES        AMOUNT    INCOME (LOSS)   SHARES         AMOUNT
                                   -------------   ------        ------    -------------   ------         ------

Earnings (loss) per common
 share - basic                       $ 2,043       117,135       $  0.02     $(1,678)       116,104       $ (0.01)

Effect of dilutive securities:
 Options                                  --         1,348            --          --             --            --
                                     -------       -------       -------     -------        -------       -------
Earnings (loss) per common
 share - diluted                     $ 2,043       118,483       $  0.02     $(1,678)       116,104       $ (0.01)
                                     =======       =======       =======     =======        =======       =======


                                                                TWENTY-SIX WEEKS ENDED
                                         -------------------------------------------------------------------------------
                                                       AUGUST 1, 1999                       AUGUST 2, 1998
                                         --------------------------------------  ---------------------------------------
                                                         WEIGHTED                               WEIGHTED
                                                         AVERAGE      PER SHARE                  AVERAGE      PER SHARE
                                          INCOME(LOSS)   SHARES        AMOUNT    INCOME(LOSS)    SHARES         AMOUNT
                                          ------------   ------        ------    ------------    ------         ------
Net income (loss) before cumulative
 effect of an accounting change          $ 6,124        116,995       $  0.05      $(1,525)       115,984       $ (0.01)

Cumulative effect of an accounting
 change                                     (528)       116,995         (0.00)          --        115,984            --
                                         -------        -------       -------      -------        -------       -------

Earnings (loss) per common
 share - basic                             5,596        116,995          0.05       (1,525)       115,984         (0.01)

Effect of dilutive securities:
 Options                                      --          1,159            --           --             --            --
                                         -------        -------       -------      -------        -------       -------

Earnings (loss) per common
 share - diluted                         $ 5,596        118,154       $  0.05      $(1,525)       115,984       $ (0.01)
                                         =======        =======       =======      =======        =======       =======


         At August 1, 1999, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately
         22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended August 1, 1999, or August 2, 1998, due to the anti-dilutive effect they would have on earnings per share if converted.

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


         NOTE 7 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or
         (ii) the hedged forecasted transaction earnings effect. The Company will adopt SFAS 133 in the first quarter of fiscal 2001 and does not expect a material effect on its financial statements as a result of adoption.

         NOTE 8 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

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

         Operating results and other financial data by business segment for the thirteen and twenty-six weeks ended August 1, 1999 and August 2, 1998, were as follows:

                                                                 FOR THE 13 WEEKS ENDED                 FOR THE 26 WEEKS ENDED
                                                              ------------------------------        ------------------------------
                                                                AUG. 1,            AUG. 2,           AUG. 1,         AUG. 2,
                                                                 1999               1998               1999               1998
                                                              -----------        -----------        -----------        -----------
                                                                       (in thousands)                        (in thousands)
         Net sales:
             PETsMART North America                           $   490,197        $   436,085        $   976,969        $   858,378
             PETsMART U.K                                          48,942             48,384            100,174             96,952
             PETsMART DIRECT - External customers                  25,398             25,377             51,506             51,080
             PETsMART DIRECT - Intersegment                         4,975              3,785              8,867              6,273
             Eliminations                                          (4,975)            (3,785)            (8,867)            (6,273)
                                                              -----------        -----------        -----------        -----------

             Total net sales                                  $   564,537        $   509,846        $ 1,128,649        $ 1,006,410
                                                              ===========        ===========        ===========        ===========

         Operating income (loss):
             PETsMART North America                           $    15,514        $     4,058        $    30,568        $    11,972
             PETsMART U.K                                          (4,369)            (3,422)            (8,788)            (7,086)
             PETsMART DIRECT                                          188              1,466              1,054              2,246
                                                              -----------        -----------        -----------        -----------

         Operating income                                          11,333              2,102             22,834              7,132
         Interest income                                              712              1,138              2,021              1,620
         Interest expense                                          (5,906)            (5,969)           (11,858)           (11,233)
                                                              -----------        -----------        -----------        -----------

             Income (loss) before equity in earnings (loss)
               of PETsMART.com and income tax
               expense (benefit)                              $     6,139        $    (2,729)       $    12,997        $    (2,481)
                                                              ===========        ===========        ===========        ===========

                         PETsMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 AND AUGUST 2, 1998


         Total assets by business segment as of August 1, 1999, and January 31, 1999, were as follows:

                                                          AUG. 1,          JAN. 31,
                                                            1999             1999
                                                         ----------      ----------
                                                                (in thousands)
         PETsMART North America                          $  768,441      $  787,667
         PETsMART U.K.                                       97,378          99,720
         PETsMART DIRECT                                     41,111          44,612
                                                         ----------      ----------

             Total assets                                $  906,930      $  931,999
                                                         ==========      ==========

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

OVERVIEW

         PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At August 1, 1999, the Company operated 571 superstores, consisting of 456 superstores in the United States, 95 superstores in the United Kingdom, and 20 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Effective July 5, 1999, the Company transferred operational control of the United States veterinary clinics owned by PETsMART Veterinary Services, Inc. to its third-party operator, Medical Management International, Inc.

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

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's Consolidated Statement of Operations:

                                                                              THIRTEEN WEEKS ENDED        TWENTY-SIX WEEKS ENDED
                                                                             ---------------------        ----------------------
                                                                             AUG. 1,        AUG. 2,        AUG. 1,        AUG. 2,
                                                                              1999           1998           1999           1998
                                                                             ------         ------         ------         ------
STATEMENT OF OPERATIONS DATA:
Net sales                                                                     100.0%         100.0%         100.0%         100.0%
Cost of sales                                                                  74.5           76.2           74.7           75.8
                                                                             ------         ------         ------         ------

Gross profit                                                                   25.5           23.8           25.3           24.2
Store operating expenses                                                       20.2           18.9           19.9           19.3
Store preopening expenses                                                       0.5            0.6            0.4            0.7
General and administrative expenses                                             2.8            3.9            3.0            3.4
                                                                             ------         ------         ------         ------

Operating income                                                                2.0            0.4            2.0            0.7
Interest income                                                                 0.1            0.2            0.2            0.2
Interest expense                                                                1.0            1.2            1.1            1.1
                                                                             ------         ------         ------         ------

Income (loss) before equity in earnings (loss) of PETsMART.com, income tax expense (benefit) and cumulative effect of a
   change in accounting principle                                               1.1           (0.5)           1.2           (0.2)

Equity in earnings (loss) of PETsMART.com                                      (0.2)            --           (0.1)            --
                                                                             ------         ------         ------         ------


Income (loss) before income tax expense (benefit) and
   cumulative effect of a change in accounting principle                        0.8           (0.5)           1.0           (0.2)

Income tax expense (benefit)                                                    0.5           (0.2)           0.5           (0.1)
                                                                             ------         ------         ------         ------

Income (loss) before cumulative effect of
   a change in accounting principle                                             0.4           (0.3)           0.5           (0.2)

Cumulative effect of a change in accounting principle                            --             --            0.0             --
                                                                             ------         ------         ------         ------

Net income (loss)                                                               0.4%          (0.3)%          0.5%          (0.2)%
                                                                             ======         ======         ======         ======


SECOND QUARTER FISCAL 1999 COMPARED TO SECOND QUARTER FISCAL 1998

         Net sales increased 10.7% to approximately $564.5 million for the thirteen weeks ended August 1, 1999, from $509.8 million for the thirteen weeks ended August 2, 1998. Comparable North American store sales increased 5.2% for the quarter, and comparable United Kingdom store sales decreased 0.5%. During second quarter 1999, the Company opened 18 new superstores, including three replacement stores, and closed two stores in North America and opened one store and closed one store in the United Kingdom. The Company had 571 superstores in operation at August 1, 1999 compared to 521 superstores open at August 2, 1998.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales from 23.8% for second quarter 1998 to 25.5% in second quarter 1999. This result principally reflected improved product margins and sales mix changes, offset by increased warehouse and distribution costs.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 20.2% for second quarter 1999 from 18.9% for second quarter 1998. The increase reflected a planned increase in North American advertising expenses.

         Store preopening expenses as a percentage of net sales decreased to 0.5% for second quarter 1999, compared to 0.6% for second quarter 1998. For the stores that opened during the second quarter of 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including three North American replacement stores and one new United Kingdom store, 19 stores were opened during the second quarter of 1999, versus 29 stores opened worldwide in second quarter 1998.

         General and administrative expenses as a percentage of sales were 2.8% for second quarter 1999, as compared to 3.9% for second quarter 1998. Excluding $4.7 million of nonrecurring legal and settlement costs and executive severance, general and administrative expenses as a percentage of sales were 2.9% for second quarter 1998. Excluding approximately $4.0 million of expenses related to professional fees incurred in connection with the Company's evaluation of strategic alternatives for its U.K. operations, closure of two under-performing U.K. stores and executive severance costs, G&A expenses for second quarter 1999 declined to approximately 2.1% of sales. This decrease is due primarily to lower U.K. general and administrative costs and lower North American closed store expenses versus the comparable prior year period.

         The Company's operating income increased to $11.3 million for second quarter 1999 from $2.1 million for second quarter 1998. Operating income as a percentage of net sales increased from 0.4% for second quarter 1998 to 2.0% for second quarter 1999. This increase was primarily due to increased gross profit and lower general and administrative expenses as described above.

         Interest income decreased to $0.7 million for second quarter 1999 from $1.1 million for second quarter 1998 principally due to the decrease in average cash balances during second quarter 1999 as compared to second quarter 1998. Interest expense decreased slightly to $5.9 million for the second quarter 1999 from $6.0 million for second quarter 1998.

         Equity in the loss of PETsMART.com, in which the Company has a 49.9% equity investment, represents the Company's proportionate share of earnings
(loss) from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com's losses for the second quarter of 1999 was $1.4 million.

         For second quarter 1999, income taxes were provided at an annual effective rate of 47.2%, compared to 38.5% for second quarter 1998. The increase in the effective tax rate is a result of the exclusion of the Company's equity in the earnings (loss) of PETsMART.com in taxable income. As PETsMART.com's earnings or losses will be excluded from the Company's consolidated income tax return, the Company's effective income tax rate will be impacted. Therefore, excluding the $1.4 million loss from PETsMART.com incurred in second quarter 1999, the Company's effective tax rate would have been 41%. The fluctuation in this rate as compared to the 38.5% for the prior year comparable period was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The 1999 effective tax rate also incorporates projected 1999 losses from the Company's investment in PETsMART.com, the tax benefit related to such is not available to the Company.

         As a result of the foregoing, the Company reported a net income of $2.0 million (or $0.02 per share - diluted) for second quarter 1999 compared to a net loss of $1.7 million (or $0.01 per share - diluted) for the second quarter 1998.

TWENTY-SIX WEEKS ENDED AUGUST 1, 1999 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 2, 1998

         Net sales increased 12.1% to approximately $1.13 billion for the twenty-six weeks ended August 1, 1999 from $1.01 billion for the twenty-six weeks ended August 2, 1998. Comparable North American store sales increased 4.7% for the period, and comparable United Kingdom store sales increased 0.5%. During the twenty-six weeks ended August 1, 1999, the Company opened 44 new superstores, including four replacement stores, and closed nine stores in North America and opened three stores and closed one store in the United Kingdom.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 25.3% for the twenty-six week period ended August 1, 1999 from 24.2% for the same period in 1998. This result principally reflected improved product margins and sales mix changes offset partially by increased warehouse and distribution costs.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.9% for the twenty-six weeks ended August 1, 1999 from 19.3% for the twenty-six weeks ended August 2, 1998. This increase was principally due to a planned increase in advertising expenses during the first half of fiscal 1999 as compared to the same period in fiscal 1998.

         Store preopening expenses as a percentage of net sales decreased to 0.4% for the twenty-six weeks ended August 1, 1999, compared to 0.7% for the twenty-six weeks ended August 2, 1998. A portion of first quarter 1999's preopening expenses were recorded as a cumulative effect of a change in accounting principle, which affected the year-over-year comparability of the store preopening expense component of the Company's Consolidated Statements of Operations. For the stores that opened during the first twenty-six weeks of fiscal 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience.

         General and administrative expenses as a percentage of sales were 3.0% of sales for the twenty-six weeks ended August 1, 1999, as compared to 3.4% for the twenty-six weeks ended August 2, 1998. Excluding legal and severance costs, general and administrative costs as a percentage of sales were 3.0% for the first twenty-six weeks of fiscal 1998. Excluding approximately $4.0 million of expenses related to professional fees incurred in connection with the Company's evaluation of strategic alternatives for its U.K. operations, closure of two under-performing U.K. stores and executive severance costs, G&A expenses declined to approximately 2.6% of sales. This decrease is due primarily to lower U.K. general and administrative costs and lower North American closed store expenses versus the comparable prior year period.

         The Company's operating income increased to $22.8 million for the twenty-six weeks ended August 1, 1999 from $7.1 million for the twenty-six weeks ended August 2, 1998. This increase was primarily due to increased gross profit and decreased general and administrative expenses as described above.

         Interest income increased to $2.0 million for the twenty-six weeks ended August 1, 1999 from $1.6 million for the same fiscal period in 1998. Interest expense increased to $11.9 million for the twenty-six weeks ended August 1, 1999 from $11.2 million for the twenty-six weeks ended August 2, 1998.

         Equity in the loss of PETsMART.com, in which the Company has a 49.9% equity investment, represents the Company's proportionate share of earnings
(loss) from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com's losses for the second quarter of 1999 was $1.4 million.

         For the twenty-six weeks ended August 1, 1999, income taxes were provided at an annual effective rate of 47.2%, compared to 38.5% for the same period in 1998. The increase in the effective tax rate is a result of the exclusion of the Company's equity in the earnings (loss) of PETsMART.com in taxable income. As PETsMART.com's earnings or losses will be excluded from the Company's consolidated income tax return, the Company's effective income tax rate will be impacted. Therefore, excluding the $1.4 million loss from PETsMART.com incurred in second quarter 1999, the Company's effective tax rate would have been 41%. The fluctuation in this rate as compared to the 38.5% for the comparable period in the prior year was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The 1999 effective tax rate also incorporates projected 1999 losses from the Company's investment in PETsMART.com, the tax benefit related to such is not available to the Company.

         In April 1998, the AICPA issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP-98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle ($0.5 million after tax).

         As a result of the foregoing, the Company reported net income of $5.6 million (or $0.05 per share - diluted) for the twenty-six weeks ended August 1, 1999 compared to a net loss of $1.5 million (or ($0.01) per share - diluted) for the same period in fiscal 1998. The inclusion of equity in loss of PETsMART.com in the 1999 results, and the related effect on the Company's effective tax rate, reduced net income per common share on a diluted basis by $0.02.

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

         On June 1, 1999, the Company announced that its Board of Directors had approved a program to repurchase up to an aggregate of $25,000,000 of its Common Stock. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of August 1, 1999, approximately $1.3 million had been used to repurchase an aggregate of 150,000 shares of the Company's Common Stock under this program. The repurchase program is expected to continue through the end of the 1999 fiscal year unless extended or shortened by the Company's Board of Directors.

         At August 1, 1999, total assets were $906.9 million, of which $503.9 million were current assets. Cash and cash equivalents were $76.6 million.

         Cash used in operations was $3.2 million for the twenty-six weeks ended August 1, 1999, compared to cash provided by operations of $4.5 million for the same period of the prior year. The increase in cash used from operations for the first half of fiscal 1999 is a direct result of the Company's planned increase in inventories, and corresponding accelerated payment of related invoices to maximize cash discounts, during the period of conversion of the Company's management information systems (see below). Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 34.7% at August 1, 1999, compared to 44.3% at January 31, 1999. Inventory balances were approximately $359.0 million at August 1, 1999, and $336.1 million at February 1, 1998. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, decreased to $658,000 per store at August 1, 1999, from approximately $660,000 at January 31, 1999.

         The Company uses cash in investing activities to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company also uses cash to purchase superstores for sale and leaseback. Net cash used in investing activities was $42.4 million for the twenty-six weeks ended August 1, 1999, compared to $12.6 million used in the same period in the prior year.

         Net cash flow used in financing activities, primarily the change in the Company's bank overdraft, payment on capital lease obligations, and proceeds from the exercise of employee stock options, was $28.6 million for the twenty-six weeks ended August 1, 1999. Net cash of $5.1 million was provided by these activities, net, during the twenty-six weeks ended August 2, 1998.

         The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores, corporate investment, including costs associated with the continued development and implementation of system enhancements to the Company's new information system, and for working capital.

         All of the Company's superstores are leased facilities. The Company estimates that the cash requirements after lease financing to open each new U.S. prototype superstore, including store fixtures and equipment, leasehold improvements, preopening costs and inventory is approximately $975,000. This amount will typically include an average of approximately $50,000 for leasehold improvements (an average of approximately $400,000 if the superstore site is a rehabilitated unit), approximately $100,000 for preopening costs, and approximately $375,000 for inventory, net of accounts payable. Approximately $450,000 is required for store fixtures and equipment, which is typically leased.

         The Company has begun to open 19,000 square foot superstore locations, primarily in single-store markets and as fill-in locations in existing markets. The Company expects that these smaller stores will comprise a growing percentage of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and cash requirements for these locations will typically include approximately $325,000 for inventory, net of accounts payable, approximately $100,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which is typically financed through leasing.

         Based upon the Company's current plan to open approximately 12 new North American superstores during the remainder of fiscal 1999, approximately $11.7 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART completed its implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. The Company estimates that its costs in connection with the continued development and implementation of system enhancements, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company continues to replace and upgrade its existing point-of-sale equipment. This project is anticipated to be complete in all North American stores by the end of third quarter 1999. Total expenditures for hardware and software related to the POS project are estimated to be $7 million to $9 million, and will be financed through a lease transaction.

         Capital expenditures, net of construction allowances, were approximately $42.1 million during the twenty-six weeks ended August 1, 1999. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 is effective for financial statements for fiscal years beginning after June 15, 2000. This statement establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. The Company will adopt SFAS 133 in the first quarter of fiscal 2001 and does not expect a material effect on its financial statements as a result of adoption.

YEAR 2000 READINESS

         The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates from 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, all of which are in progress. A new integrated North American information system, which is Year 2000 compliant, was implemented during the second quarter of fiscal 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete by October 1999. The Company estimates that its costs in connection with the continued enhancement of the new information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's United Kingdom and Catalog operational segments, with costs to address those segment's Year 2000 issues not expected to be material.

         There can be no assurance, however, that the new North American information system will deliver the desired operational benefits. Nor can there be assurance that the initiatives put in place to address the Year 2000 issues will identify and remove all potential operational impacts. While significant economic detriment from Year 2000 issues is not expected, there can be no assurance that there will not be operational difficulties in the Company's stores, warehouses, or corporate offices, the financial magnitude of which is not currently estimable. The Year 2000 initiatives being conducted by the Company are expected to significantly reduce the Company's level of uncertainty about the Year 2000 problem, including the Year 2000 compliance and readiness of external partners. The Company believes that, with the implementation of new North American business systems and the completion of its Year 2000 initiatives as scheduled, the possibility of significant interruptions of normal operations will be reduced. Although the Company believes contingency plans will not need to be utilized based on progress to date, contingency plans have been developed for each critical system. The specifics of the contingency plans vary depending on the system and assessed risk of non-compliance and such plans are modified periodically based on review and testing. The plans are comprised of activities such as upgrading existing systems, reallocating internal resources, obtaining additional external resources, and implementing temporary manual processes.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, and on borrowings under its revolving credit arrangement. The Company has entered into interest rate swaps to lower its funding costs and reduce its exposure to changes in short-term interest rates. Under these arrangements, the Company may convert variable rate lease payments and borrowings at a fixed rate of approximately 6.6%. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company's operations, cash flow or financial position.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled In Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), and appointing lead counsel. On July 21, 1998, Plaintiff filed a consolidated amended complaint in the District Court. The Company and the individual defendants filed a motion to dismiss the consolidated amended complaint, and on June 3, 1999, the Court entered an order granting the motion to dismiss. Plaintiff's were given 60 days to amend the complaint but did not do so. The Company filed a request that the case be dismissed and an order dismissing the case with prejudice was entered on September 3, 1999. The Plaintiffs will have 30 days to file a notice of appeal. In the event of an appeal, the Company intends to oppose it vigorously.

In addition, certain former Pet City affiliates have retained counsel and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business, finances and prospects. On September 30, 1997, shortly after the receipt of the allegations by PETsMART, Richard Northcott, the former Chairman of Pet City, resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. Nevertheless, there can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al v PETsMART, Inc. (Case No 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act (FLSA), including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998, which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed four motions for partial summary judgment on Plaintiffs claim that four in-store management positions were improperly classified as exempt under FLSA. These motions were denied. On or about July 30, 1999, Plaintiffs filed a motion seeking Class Certification and Court-Supervised Notice to Potential Collective Action Members. The Company opposed the motion and the Court has the matter under review. Trial on this matter is currently scheduled for December 1, 1999, and the Company intends to continue to defend itself vigorously.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Registrant's Annual Meeting of Stockholders (Annual Meeting) was held on June 24, 1999. At the Annual Meeting, the stockholders of the registrant (i) elected each of the persons below to serve as a director of the Registrant until the specific Annual Meeting of Stockholders listed below or until his or her successor is elected; and (ii) ratified the selection of Deloitte & Touche LLP as the Registrant's Independent Accountants for the fiscal year ending January 30, 2000.

The registrant had 116,748,592 shares of Common Stock outstanding as of May 3, 1999, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 104,115,010 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS

Director                            To Serve Through
--------                            ----------------
Lawrence A. Del Santo               2002 Annual Meeting

Philip L. Francis                   2002 Annual Meeting

Richard K. Lochridge                2002 Annual Meeting

Votes in Favor                      103,745,855
Votes Against                            15,321
Abstentions                             353,834

PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

Votes in Favor                      103,307,224
Votes Against                           612,264
Abstentions                             195,522


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 27        Financial Data Schedule (EDGAR only)

(b) Reports on Form 8-K

         During the thirteen weeks ended August 1, 1999 the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 13, 1999.

                                        PETsMART, INC.
                                        (Registrant)

/s/ Neil T. Watanabe
   ---------------------------------
    Neil T. Watanabe
    Executive Vice President and
    Chief Financial Officer
    (Principal Financial Officer)

                                Exhibit Index

   Exhibit No.               Description
   -----------               -----------
   Exhibit 27     Financial Data Schedule (EDGAR only)