Form 10-Q
period 1999-10-31
PETSMART INC
filed 1999-12-20
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                OCTOBER 31, 1999

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

     COMMON STOCK, $.0001 PAR VALUE, 111,688,698 SHARES AT DECEMBER 16, 1999

                                 PETSMART, INC.

                                      INDEX

                                                                                                                   Page
Part I.           Financial Information

                  Item 1.  Unaudited Financial Statements

                                    Consolidated Balance Sheets at October 31, 1999
                                    and January 31, 1999                                                              3

                                    Consolidated Statements of Operations
                                    for the thirteen and thirty-nine weeks ended
                                    October 31, 1999 and November 1, 1998                                             4

                                    Consolidated Statements of Cash Flows
                                    for the thirty-nine weeks ended
                                    October 31, 1999 and November 1, 1998                                             5

                                    Notes to Consolidated Financial Statements                                        6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                                       11


                  Item 3.           Quantitative and Qualitative Disclosures About Market Risks                      19


Part II.          Other Information

                  Item 1.           Legal Proceedings                                                                20

                  Item 5.           Unaudited Pro Forma Condensed Consolidated
                                    Financial and Operating Data                                                     21

                  Item 6.           Exhibits and Reports on Form 8-K                                                 23

Signatures                                                                                                           24

                         PETSMART, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except per share data)
                                    Unaudited

                                                                                                   OCTOBER 31,           JANUARY 31,
                                                                                                      1999                  1999
                                                                                                   -----------           -----------
ASSETS
Cash and cash equivalents                                                                           $  38,624             $ 153,336
Receivables                                                                                            51,554                49,235
Merchandise inventories                                                                               419,462               336,058
Prepaid expenses and other current assets                                                              32,729                27,943
                                                                                                    ---------             ---------

       Total current assets                                                                           542,369               566,572

Property held for sale and leaseback                                                                   10,372                 9,395
Property and equipment, net                                                                           275,898               270,332
Other assets                                                                                          112,957                85,700
                                                                                                    ---------             ---------

       Total assets                                                                                 $ 941,596             $ 931,999
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                                               $  17,000             $    --
Accounts payable                                                                                      208,068               148,915
Accrued payroll and employee benefits                                                                  31,555                24,799
Accrued occupancy expense                                                                              14,980                15,580
Accrued merger, business integration and restructuring costs                                           11,139                19,833
Other accrued expenses                                                                                 41,837                44,704
Current maturities of capital lease obligations                                                        15,035                16,434
                                                                                                    ---------             ---------

       Total current liabilities                                                                      339,614               270,265

6 3/4% Subordinated Convertible Notes                                                                 200,000               200,000
Capital lease obligations                                                                              69,957                79,771
Deferred rents                                                                                         17,521                16,656
Other liabilities                                                                                         504                   489
                                                                                                    ---------             ---------

       Total liabilities                                                                              627,596               567,181
                                                                                                    ---------             ---------

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none outstanding                                                                      --                    --
    Common stock; $.0001 par value; 250,000 shares
       authorized, 117,239 and 116,461 shares issued and outstanding                                       12                    12
    Additional paid-in capital                                                                        398,138               394,799
    Deferred compensation                                                                              (2,053)               (2,503)
    Accumulated deficit                                                                               (52,490)              (24,857)
    Accumulated other comprehensive loss                                                               (4,397)               (2,633)
    Less: treasury stock at cost, 5,550 shares at October 31, 1999                                    (25,210)                 --
                                                                                                    ---------             ---------

       Total stockholders' equity                                                                     314,000               364,818
                                                                                                    ---------             ---------

       Total liabilities and stockholders' equity                                                   $ 941,596             $ 931,999
                                                                                                    =========             =========

         The accompanying notes are an integral part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                      FOR THE 13 WEEKS ENDED              FOR THE 39 WEEKS ENDED
                                                                  -----------------------------       ------------------------------
                                                                    OCT. 31,          NOV. 1,           OCT. 31,          NOV. 1,
                                                                      1999              1998              1999              1998
                                                                  -----------       -----------       -----------       -----------
Net sales                                                         $   511,836       $   521,191       $ 1,540,311       $ 1,527,601
Cost of sales                                                         379,867           395,572         1,138,551         1,158,247
                                                                  -----------       -----------       -----------       -----------


       Gross profit                                                   131,969           125,619           401,760           369,354

Store operating expenses                                              102,365            97,409           306,731           292,035
Store preopening expenses                                                 381               862             4,800             8,396
General and administrative expenses                                    13,246            13,251            42,630            47,694
Loss on disposal of subsidiary                                        (34,221)            --              (43,607)            --
                                                                  -----------       -----------       -----------       -----------

       Operating income (loss)                                        (18,244)           14,097             3,992            21,229

Interest income                                                           503               766             2,524             2,388
Interest expense                                                       (6,103)           (5,904)          (17,363)          (17,139)
                                                                  -----------       -----------       -----------       -----------

Income (loss) before equity in loss of PETsMART.com,
  income tax expense (benefit) and cumulative effect of a
  change in accounting principle                                      (23,844)            8,959           (10,847)            6,478

Equity in loss of PETsMART.com                                         (9,880)             --             (11,282)             --
                                                                  -----------       -----------       -----------       -----------


Income (loss) before income tax expense (benefit) and
  cumulative effect of a change in accounting principle               (33,724)            8,959           (22,129)            6,478

Income tax expense (benefit)                                             (495)            3,628             4,976             2,672
                                                                  -----------       -----------       -----------       -----------

Income (loss) before cumulative effect of
  a change in accounting principle                                    (33,229)            5,331           (27,105)            3,806

Cumulative effect of a change in accounting
  principle, net of tax                                                  --                --                (528)             --
                                                                  -----------       -----------       -----------       -----------


       Net income (loss)                                              (33,229)            5,331           (27,633)            3,806
                                                                  -----------       -----------       -----------       -----------

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments                           731              (780)           (1,764)           (2,289)
                                                                  -----------       -----------       -----------       -----------

       Comprehensive income (loss)                                $   (32,498)      $     4,551       $   (29,397)      $     1,517
                                                                  ===========       ===========       ===========       ===========

Earnings per common share - basic:
       Income (loss) before cumulative effect of a change
         in accounting principle                                  $     (0.29)      $      0.05       $     (0.23)      $      0.03
       Cumulative effect of a change in accounting
         principle, net of tax                                           --                --               (0.01)             --
                                                                  -----------       -----------       -----------       -----------
       Net income (loss)                                          $     (0.29)      $      0.05       $     (0.24)      $      0.03
                                                                  ===========       ===========       ===========       ===========

Earnings per common share - assuming dilution:
       Income (loss) before cumulative effect of a change         $     (0.29)      $      0.05       $     (0.23)      $      0.03
         in accounting principle
       Cumulative effect of a change in accounting
         principle, net of tax                                           --                --               (0.01)             --
                                                                  -----------       -----------       -----------       -----------
       Net income (loss)                                          $     (0.29)      $      0.05       $     (0.24)      $      0.03
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

                         PETSMART, INC. AND SUBSIDIARIES
--------------------------------------------------------------------------------


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                                         FOR THE 39 WEEKS ENDED
                                                                                                    -------------------------------
                                                                                                     OCT. 31,              NOV. 1,
                                                                                                      1999                  1998
                                                                                                    ---------             ---------
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                                               $ (27,633)            $   3,806
    Adjustments to reconcile net income (loss) to net cash
       from (used in) operating activities -
           Depreciation and amortization                                                               35,114                32,434
           Loss on disposal of property and equipment                                                   2,267                   808
           Loss on disposal of subsidiary                                                              29,000                  --
           Equity in loss of PETsMART.com                                                              11,282                  --
           Tax benefit resulting from exercise of stock options                                            68                   427
       Changes in assets and liabilities:
           Receivables                                                                                (13,008)              (10,073)
           Merchandise inventories                                                                    (86,480)              (21,692)
           Prepaid expenses and other current assets                                                   (4,786)                  252
           Other assets                                                                                (1,492)               (2,773)
           Accounts payable                                                                            67,926                17,068
           Accrued payroll and employee benefits                                                        6,101                 5,114
           Accrued occupancy expense                                                                     (600)                9,277
           Accrued merger, business integration and restructuring costs                                (8,694)               (9,283)
           Other accrued expenses                                                                      (2,867)               (9,881)
           Deferred rents                                                                                 865                  (370)
           Other liabilities                                                                               15                    14
                                                                                                    ---------             ---------

    Net cash from operating activities                                                                  7,078                15,128
                                                                                                    ---------             ---------

CASH FLOWS FROM (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment                                                   (65,413)              (29,531)
    Purchases of property held for sale and leaseback                                                    (977)               (5,564)
    Investment in equity holdings                                                                     (29,585)                 --
    Proceeds from sales of property                                                                       473                11,742
                                                                                                    ---------             ---------

    Net cash used in investing activities                                                             (95,502)              (23,353)
                                                                                                    ---------             ---------

CASH FLOWS FROM (USED IN) FINANCING ACTIVITIES:
    Net proceeds from issuance of common stock                                                          3,271                 4,774
    Purchase of treasury stock                                                                        (25,210)                 --
    Borrowings from bank credit facility                                                               23,000                  --
    Repayment on bank credit facility                                                                  (6,000)                 --
    Increase (decrease) in bank overdraft                                                              (8,773)               13,023
    Payment on capital lease obligations                                                              (10,812)              (12,453)
                                                                                                    ---------             ---------

    Net cash from (used in) financing activities                                                      (24,524)                5,344
                                                                                                    ---------             ---------

FOREIGN CURRENCY TRANSLATION LOSSES                                                                    (1,764)               (2,289)
                                                                                                    ---------             ---------

DECREASE IN CASH
    AND CASH EQUIVALENTS                                                                             (114,712)               (5,170)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                                            153,336               125,082
                                                                                                    ---------             ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                                $  38,624             $ 119,912
                                                                                                    =========             =========

         The accompanying notes are an integral part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------


         NOTE 1 - GENERAL:

         The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries ("PETsMART" or "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included.

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks and thirty-nine weeks ended October 31, 1999 and November 1, 1998 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 31, 1999, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 26, 1999.


         NOTE 2 - TREASURY STOCK:

         On June 1, 1999, the Company announced that its Board of Directors had approved a program to repurchase up to an aggregate of $25,000,000 of its Common Stock. The repurchases may be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of October 31, 1999, approximately $25.0 million (before commissions) had been used to repurchase an aggregate of 5,550,000 shares of the Company's Common Stock under this program. Treasury stock is presented in the Company's Consolidated Balance Sheets, at cost, as a reduction of stockholders' equity.


         NOTE 3 - EQUITY IN PETSMART.COM:

                 During the second and third quarters of fiscal 1999, the Company made investments in PETsMART.com, an electronic commerce pet product retailer, resulting in 49.9% equity ownership in that entity. The investment is accounted for under the equity method. The Company's proportionate share of losses from PETsMART.com, which began operations in June 1999, was $9.9 million for the thirteen weeks ended October 31, 1999, and $11.3 million for the thirty-nine weeks ended October 31, 1999.


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

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         NOTE 5 - COMPREHENSIVE INCOME (LOSS):

         The income tax expense (benefit) related to items of other comprehensive income (loss) was approximately $574,000 and $(531,000) for third quarter 1999 and 1998, respectively. For the thirty-nine weeks ended October 31, 1999 and November 1, 1998, the income tax benefit related to items of other comprehensive income (loss) was approximately $(1,386,000) and $(1,607,000), respectively


         NOTE 6 - EARNINGS PER SHARE:

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

         A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks and thirty-nine weeks ended October 31, 1999 and November 1, 1998 are as follows:

                                                                          THIRTEEN WEEKS ENDED
                                         -----------------------------------------------------------------------------------------
                                                        OCTOBER 31, 1999                               NOVEMBER 1, 1998
                                         -----------------------------------------      ------------------------------------------
                                                           WEIGHTED                                        WEIGHTED
                                                           AVERAGE       PER SHARE                         AVERAGE       PER SHARE
                                         INCOME (LOSS)      SHARES         AMOUNT       INCOME (LOSS)       SHARES         AMOUNT
                                         ------------      --------      ---------      -------------      --------      ---------
Earnings (loss) per common
 share - basic                           $    (33,229)      114,599      $   (0.29)     $       5,331       116,432      $    0.05

Effect of dilutive securities:
 Options                                         --            --             --                 --             376           --
                                         ------------      --------      ---------      -------------      --------      ---------

Earnings (loss) per common
 share - diluted                         $    (33,229)      114,599      $   (0.29)     $       5,331       116,808      $    0.05
                                         ============      ========      =========      =============      ========      =========


                                                                           THIRTY-NINE WEEKS ENDED
                                         -----------------------------------------------------------------------------------------
                                                        OCTOBER 31, 1999                               NOVEMBER 1, 1998
                                         -----------------------------------------      ------------------------------------------
                                                           WEIGHTED                                        WEIGHTED
                                                           AVERAGE       PER SHARE                         AVERAGE       PER SHARE
                                         INCOME (LOSS)      SHARES         AMOUNT       INCOME (LOSS)       SHARES         AMOUNT
                                         ------------      --------      ---------      -------------      --------      ---------
Net income (loss) before cumulative
 effect of an accounting change          $    (27,105)      115,701      $   (0.23)     $       3,806       116,115      $    0.03

Cumulative effect of an accounting
 change                                          (528)      115,701          (0.01)               --        116,115           --
                                         ------------      --------      ---------      -------------      --------      ---------

Earnings (loss) per common
 share - basic                                (27,633)      115,701          (0.24)             3,806       116,115           0.03

Effect of dilutive securities:
 Options                                         --            --             --                  --            752           --
                                         ------------      --------      ---------      -------------      --------      ---------

Earnings (loss) per common
 share - diluted                         $    (27,633)      115,701      $   (0.24)     $       3,806       116,867      $    0.03
                                         ============      ========      =========      =============      ========      =========

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         At October 31, 1999, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately
         22.8 million shares of common stock. These shares were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 31, 1999 or November 1, 1998 due to the anti-dilutive effect they would have on earnings per share if converted.


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


         NOTE 8 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         The Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, including veterinary services, along with the warehousing and corporate functions that support them. The PETsMART U.K. segment includes all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations (see Note 9). The PETsMART DIRECT segment represents the Company's direct marketing operations, including its separate corporate and warehousing functions. This segmentation is consistent with the format reviewed by the Company's management.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------


         Operating results and other financial data by business segment for the thirteen and thirty-nine weeks ended October 31, 1999 and November 1, 1998, were as follows:

                                                                   FOR THE 13 WEEKS ENDED                 FOR THE 39 WEEKS ENDED
                                                               ------------------------------        ------------------------------
                                                                 OCT. 31,           NOV. 1,            OCT. 31,           NOV. 1,
                                                                  1999               1998               1999               1998
                                                               -----------        -----------        -----------        -----------
                                                                       (in thousands)                       (in thousands)
Net sales:
    PETsMART North America                                     $   485,949        $   444,257        $ 1,462,918        $ 1,302,635
    PETsMART U.K.                                                     --               52,410               --              149,362
    PETsMART DIRECT - External customers                            25,887             24,524             77,393             75,604
    PETsMART DIRECT - Intersegment                                   5,977              3,491             14,844              9,764
    Eliminations                                                    (5,977)            (3,491)           (14,844)            (9,764)
                                                               -----------        -----------        -----------        -----------

    Total net sales                                            $   511,836        $   521,191        $ 1,540,311        $ 1,527,601
                                                               ===========        ===========        ===========        ===========

Operating income (loss):
    PETsMART North America                                     $    15,056        $    14,285        $    45,624        $    26,257
    PETsMART U.K.                                                     --               (1,317)              --               (8,403)
    PETsMART DIRECT                                                    921              1,129              1,975              3,375
                                                               -----------        -----------        -----------        -----------

Operating income                                                    15,977             14,097             47,599             21,229
Interest income                                                        503                766              2,524              2,388
Interest expense                                                    (6,103)            (5,904)           (17,363)           (17,139)
Net loss from operations of subsidiary disposal                    (34,221)              --              (43,607)              --
                                                               -----------        -----------        -----------        -----------
    Income (loss) before equity in loss
      of PETsMART.com and income tax
      expense (benefit)                                        $   (23,844)       $     8,959        $   (10,847)       $     6,478
                                                               ===========        ===========        ===========        ===========


         Total assets by business segment as of October 31, 1999, and January 31, 1999, were as follows:

                                                    OCT. 31,            JAN. 31,
                                                      1999                 1999
                                                    --------            --------
                                                           (in thousands)
PETsMART North America                              $823,410            $787,667
PETsMART U.K.                                         61,668              99,720
PETsMART DIRECT                                       56,518              44,612
                                                    --------            --------

    Total assets                                    $941,596            $931,999
                                                    ========            ========

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 AND NOVEMBER 1, 1998
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         NOTE 9 - SUBSEQUENT EVENT:

         The Company consummated a sale of its United Kingdom subsidiary (the "Transaction") with a third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in the subsidiary in exchange for cash of approximately $49 million less debt of approximately $7 million. The net assets of the subsidiary at October 31, 1999 were approximately $68 million. In connection with the Transaction, the Company has recorded a net loss of $29 million including a write-down of the net assets of $26 million and transaction fees of approximately $3 million. As the Company and its Board of Directors reached a measurement date prior to the issuance of the quarterly financial statements for the thirty-nine weeks ended October 31, 1999, the net loss on the Transaction has been reflected in the quarterly results of operations for the thirty-nine weeks ended October 31, 1999. Additionally, the Company has reflected the subsidiary's results of operations, excluding the related tax effects, for the thirteen week and the thirty-nine week period ended October 31, 1999 in net loss from operations of subsidiary disposal in the accompanying consolidated statement of operations.

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

OVERVIEW

         PETsMART is the largest operator of superstores specializing in pet food, supplies and services in North America and the United Kingdom. At October 31, 1999, the Company operated 577 superstores, consisting of 464 superstores in the United States, 93 superstores in the United Kingdom, and 20 superstores in Canada. PETsMART's store base has grown rapidly since the Company's inception in 1986 through the opening of new stores and through the acquisitions of PETZAZZ in March 1994, Petstuff in June 1995, Pet Food Giant in September 1995, and Pet City in December 1996. The Company also acquired two leading catalog retailers, Sporting Dog in May 1995 and State Line Tack in January 1996. All of these transactions were accounted for as poolings of interest. Effective July 5, 1999, the Company transferred operational control of the United States veterinary clinics owned by PETsMART Veterinary Services, Inc. to its third-party operator, Medical Management International, Inc.

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

SALE OF SUBSIDIARY

         The Company consummated a sale of its United Kingdom subsidiary (the "Transaction") with a third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in the subsidiary in exchange for cash of approximately $49 million less debt of approximately $7 million. The net assets of the subsidiary at October 31, 1999 were approximately $68 million. In connection with the Transaction, the Company has recorded a net loss of $29 million including a write-down of the net assets of $26 million and transaction fees of approximately $3 million. As the Company and its Board of Directors reached a measurement date prior to the issuance of the quarterly financial statements for the thirty-nine weeks ended October 31, 1999, the net loss on the Transaction has been reflected in the quarterly results of operations for the thirty-nine weeks ended October 31, 1999. Additionally, the Company has reflected the subsidiary's results of operations, excluding the related tax effects, for the thirteen week and the thirty-nine week period ended October 31, 1999 in net loss from operations of subsidiary disposal in the accompanying consolidated statement of operations.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's Consolidated Statement of Operations. For comparative operational performance, the results of operations, excluding income taxes, for the United Kingdom subsidiary have been reclassified as "Net loss from operations of subsidiary disposal" for the thirteen weeks ended and the thirty-nine weeks ended November 1, 1998 to conform to the current year presentation:

                                                               THIRTEEN WEEKS ENDED     THIRTY-NINE WEEKS ENDED
                                                               --------------------     -----------------------
                                                               OCT. 31,     NOV. 1,     OCT. 31,        NOV 1,
                                                                 1999        1998         1999           1998
                                                               --------    --------     --------       --------
STATEMENT OF OPERATIONS DATA:
Net sales                                                        100.0%      100.0%       100.0%         100.0%
Cost of sales                                                     74.2        75.6         73.9           75.2
                                                                ------      ------       ------         ------

Gross profit                                                      25.8        24.4         26.1           24.8
Store operating expenses                                          20.0        18.4         19.9           19.0
Store preopening expenses                                          0.1         0.1          0.3            0.5
General and administrative expenses                                2.6         2.5          2.8            3.2
Loss on disposal of subsidiary                                     6.7         0.4          2.8            0.7
                                                                ------      ------       ------         ------
Operating income (loss)                                           (3.6)        2.9          0.3            1.5
Interest income                                                    0.1         0.2          0.2            0.2
Interest expense                                                   1.2         1.2          1.1            1.2
                                                                ------      ------       ------         ------
Net loss from operations of subsidiary disposal

Income (loss) before equity in loss of PETsMART.com,
   income tax expense (benefit) and cumulative effect of a
   change in accounting principle                                 (4.7)        1.9         (0.7)           0.5

Equity in loss of PETsMART.com                                    (1.9)       --           (0.7)          --
                                                                ------      ------       ------         ------


Income (loss) before income tax expense (benefit) and
   cumulative effect of a change in accounting principle          (6.6)        1.9         (1.4)           0.5

Income tax expense (benefit)                                      (0.1)        0.8          0.3            0.2
                                                                ------      ------       ------         ------

Income (loss) before cumulative effect of
   a change in accounting principle                               (6.5)        1.1         (1.8)           0.2

Cumulative effect of a change in accounting principle             --          --            0.0           --
                                                                ------      ------       ------         ------

Net income (loss)                                                 (6.5)%       1.1%        (1.8)%          0.2%
                                                                ======      ======       ======         ======

THIRD QUARTER FISCAL 1999 COMPARED TO THIRD QUARTER FISCAL 1998

         Net sales increased 9.2% to approximately $511.8 million for the thirteen weeks ended October 31, 1999 from $468.8 million for the thirteen weeks ended November 1, 1998. Excluding the United States veterinary clinics net sales from third quarter 1998, total net sales increased 12.3% on a comparable basis. Comparable North American store sales increased 5.1% for the quarter. During third quarter 1999, the Company opened 12 new superstores, including three replacement stores, and closed one store in North America. The Company had 484 superstores in operation in North America at October 31, 1999 compared to 439 superstores open at November 1, 1998.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales from 24.4% for third quarter 1998 to 25.8% in third quarter 1999. This result principally reflected improved product margins and sales mix changes, offset by increased warehouse and distribution costs.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 20.0% for third quarter 1999 from 18.4% for third quarter 1998. The increase reflected increased payroll and benefits due to labor requirements for the conversion to the Company's new information system and point-of-sale register system, and a planned increase in North American advertising expenses.

         Store preopening expenses as a percentage of net sales was 0.1% for both third quarter 1999 and third quarter 1998. For the stores that opened during the third quarter of 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including three replacement stores, 12 stores were opened in North America during the third quarter of 1999, versus 8 stores opened in North America in third quarter 1998.

         General and administrative expenses as a percentage of sales increased to 2.6% for third quarter 1999, as compared to 2.5% for third quarter 1998. This increase relates to costs incurred during the implementation of the Company's new information systems, including payroll and benefits and equipment costs.

         Loss on disposal of subsidiary in the third quarter of 1999 was $34.2 million, including $29.0 million of loss and transaction related expenses on the sale of the Company's United Kingdom subsidiary, $2.2 million of United Kingdom closed store costs, and $3.0 million of loss from operations in the United Kingdom segment. During the third quarter of 1998, the United Kingdom segment incurred a $1.7 million loss from operations.

         The Company's operating income (loss) decreased to a $18.2 million loss for third quarter 1999 from $13.7 million of income for third quarter 1998. Operating income (loss) as a percentage of net sales decreased from 2.9% for third quarter 1998 to (3.6)% for third quarter 1999. This decrease was primarily due to the loss on disposal of subsidiary and operational losses of the U.K. segment, as well as increased store operating expenses and general and administrative costs as described above.

         Interest income decreased to $0.5 million for third quarter 1999 from $0.7 million for third quarter 1998 principally due to the decrease in average cash balances during third quarter 1999 as compared to third quarter 1998. Interest expense increased to $6.1 million for the third quarter 1999 from $5.5 million for third quarter 1998 due to usage of the Company's line of credit facility during third quarter 1999.


         Equity in the loss of PETsMART.com, in which the Company has a 49.9% equity investment, represents the Company's proportionate share of losses from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com's losses for the third quarter of 1999 was $9.9 million.

         For third quarter 1999, income taxes were provided at an annual effective rate of 44.0%, compared to 40.5% for third quarter 1998. The increase in the effective tax rate is a result of the exclusion of the Company's equity in the earnings (loss) of PETsMART.com in taxable income. As PETsMART.com's earnings or losses will be excluded from the Company's consolidated income tax return, the Company's effective tax rate will be impacted. Also, the loss on the sale of the United Kingdom subsidiary is not deductible for tax purposes until a capital gain is recognized to offset the capital loss. Therefore, excluding the $9.9 million loss from PETsMART.com and the $29.0 million loss on the sale of the United Kingdom subsidiary incurred in third quarter 1999, the Company's effective tax rate would have been 41%. The fluctuation in this rate as compared to the 40.5% for the prior year comparable period was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The 1999 rate also incorporates projected 1999 losses from the Company's investment in PETsMART.com, the tax benefit related to which is not available to the Company.

         As a result of the foregoing, the Company reported a net loss of $33.2 million (or $0.29 per share - basic) for third quarter 1999 compared to net income of $5.3 million (or $0.05 per share - basic) for the third quarter 1998.

         The following table summarizes the earnings per share impact of the Company's electronic business joint venture and the disposal of the United Kingdom retail subsidiary:

                                                   Thirteen weeks ended
                                            ------------------------------------
                                            October 31, 1999    November 1, 1998
                                            ----------------    ----------------
North America Retail & Catalog Operations     $     0.08         $     0.06
PETsMART.com                                       (0.09)              --
United Kingdom Retail Operations                   (0.28)             (0.01)
                                              ----------         ----------

Total earnings per share - basic              $    (0.29)        $     0.05
                                              ==========         ==========

THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999 COMPARED TO THIRTY-NINE WEEKS ENDED NOVEMBER 1, 1998

         Net sales increased 11.8% to approximately $1.54 billion for the thirty-nine weeks ended October 31, 1999 from $1.38 billion for the thirty-nine weeks ended November 1, 1998. Excluding the United States veterinary clinics net sales from both 1999 and 1998, total net sales increased 13.1% on a comparable basis. Comparable North American store sales increased 4.8% for the period. During the thirty-nine weeks ended October 31, 1999, the Company opened 56 new superstores, including six replacement stores, and closed 13 stores in North America. The Company had 484 superstores in operation in North America at October 31, 1999 compared to 439 superstores open at November 1, 1998.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 26.1% for the thirty-nine week period ended October 31, 1999 from 24.8% for the same period in 1998. This result principally reflected improved product margins and sales mix changes offset partially by increased warehouse and distribution costs.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 19.9% for the thirty-nine weeks ended October 31, 1999 from 19.0% for the thirty-nine weeks ended November 1, 1998. This increase was principally due to a planned increase in advertising expenses during the first three fiscal quarters of 1999 as compared to the same period in fiscal 1998, as well as increased payroll and benefits during the third quarter due to labor requirements for the conversion to the Company's new information system and point-of-sale register system.

         Store preopening expenses as a percentage of net sales decreased to 0.3% for the thirty-nine weeks ended October 31, 1999, compared to 0.5% for the thirty-nine weeks ended November 1, 1998. A portion of first quarter 1999's preopening expenses were recorded as a cumulative effect of a change in accounting principle, which affected the year-over-year comparability of the store preopening expense component of the Company's Consolidated Statements of Operations. For the stores that opened during the first thirty-nine weeks of fiscal 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience.

         General and administrative expenses as a percentage of sales were 2.8% of sales for the thirty-nine weeks ended October 31, 1999, as compared to 3.2% for the thirty-nine weeks ended November 1, 1998. Excluding approximately $2.7 million of expenses related to professional fees incurred in connection with the Company's evaluation of strategic alternatives for its UK operations during the thirty-nine weeks ended October 31, 1999, and excluding legal and severance costs incurred during the thirty-nine weeks ended November 1, 1998, general and administrative expenses decreased from 2.8% of sales to 2.6% of sales on a comparable basis. This decrease is due primarily to lower North American closed store expenses versus the comparable prior year period.

         Loss on disposal of subsidiary for the thirty-nine weeks ended October 31, 1999 was $43.6 million, including $29.0 million of loss and transaction related expenses on the sale of the Company's United Kingdom subsidiary, $3.5 million of United Kingdom closed store costs and executive severance costs, and $11.1 million of loss from operations in the United Kingdom segment. During the third quarter of 1998, the United Kingdom segment incurred a $9.6 million loss from operations.

         The Company's operating income decreased to $4.0 million for the thirty-nine weeks ended October 31, 1999 from $20.0 million for the thirty-nine weeks ended November 1, 1998. This decrease was primarily due to the loss or disposal of subsidiary and operational losses of the U.K. segment, offset in part by increased gross profit and decreased preopening expenses as described above.

         Interest income increased slightly to $2.5 million for the thirty-nine weeks ended October 31, 1999 from $2.4 million for the same fiscal period in 1998. Interest expense increased to $17.4 million for the thirty-nine weeks ended October 31, 1999 from $15.9 million for the thirty-nine weeks ended November 1, 1998.

         Equity in the loss of PETsMART.com, in which the Company has a 49.9% equity investment, represents the Company's proportionate share of loss from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com's losses from the date operations began though the end of the fiscal third quarter of 1999 was $11.3 million.

         For the thirty-nine weeks ended October 31, 1999, income taxes were provided at an annual effective rate of 44.0%, compared to 41.2% for the same period in 1998. The increase in the effective tax rate is a result of the exclusion of the Company's equity in the earnings (loss) of PETsMART.com in taxable income. As PETsMART.com's earnings or losses will be excluded from the Company's consolidated income tax return, the Company's effective tax rate will be impacted. Also, the loss on the sale of the United Kingdom subsidiary is not deductible for tax purposes until a capital gain is recognized to offset the capital loss. Therefore, excluding the $11.3 million loss from PETsMART.com incurred in the second and third quarters of 1999, and the $29.0 million loss on the sale of the United Kingdom subsidiary incurred in third quarter 1999, the Company's effective tax rate would have been 41%. The fluctuation in this rate as compared to the 38.5% for the prior year comparable period was caused by changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The 1999 rate also incorporates projected 1999 losses from the Company's investment in PETsMART.com, the tax benefit related to which is not available to the Company.

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

         As a result of the foregoing, the Company reported a net loss of $27.6 million (or $0.24 per share - basic) for the thirty-nine weeks ended October 31, 1999 compared to net income of $3.8 million (or $0.03 per share - basic) for the same period in fiscal 1998.

         The following table summarizes the earnings per share impact of the Company's electronic business joint venture and the disposal of the United Kingdom retail subsidiary:

                                                  Thirty-nine weeks ended
                                            ------------------------------------
                                            October 31, 1999    November 1, 1998
                                            ----------------    ----------------
North America Retail & Catalog Operations      $    0.20             $   0.07
PETsMART.com                                       (0.10)                --
United Kingdom Retail Operations                   (0.34)               (0.04)
                                               ----------            --------

Total earnings per share - basic               $   (0.24)            $   0.03
                                               ==========            ========

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

         On June 1, 1999, the Company announced that its Board of Directors had approved a program to repurchase up to an aggregate of $25,000,000 of its Common Stock. The repurchases could be made from time to time on the open market at prevailing market prices or in negotiated transactions off the market. As of October 31, 1999, all of the approved $25 million had been used to repurchase a total of 5,550,000 shares of the Company's Common Stock, at an average price of $4.50, under this program.

         The Company consummated a sale of its United Kingdom subsidiary with a third party on December 15, 1999. This transaction provided the Company cash proceeds of approximately $49 million, less debt of approximately $7 million. The Company has obtained an amendment to its credit facility to allow for the recognition of the transaction loss on the sale of its UK subsidiary in various covenant calculations.

         At October 31, 1999, total assets were $941.6 million, of which $542.4 million were current assets. Of these amounts, $61.7 million and $32.1 million, respectively, related to United Kingdom assets sold after the third quarter reporting date. Cash and cash equivalents were $38.6 million.

         Cash provided by operations was $7.1 million for the thirty-nine weeks ended October 31, 1999, compared to cash provided by operations of $15.1 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), increased to 49.6% at October 31, 1999, compared to 44.3% at January 31, 1999. Inventory balances were approximately $419.5 million at October 31, 1999, and $336.1 million at January 31, 1999. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, increased 15.9% to $765,000 per store at October 31, 1999, from approximately $660,000 at January 31, 1999. This increase was the result of seasonal import orders received ahead of the holiday selling period to avoid overseas shipment delays experienced in the previous year, additional merchandise ordered to remove risk of fourth quarter out-of-stock conditions caused by instability in the new SAP replenishment system experienced during the third quarter, and the start-up of the forward distribution center in Ennis, Texas.

         The Company uses cash in investing activities to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company also uses cash to purchase superstores for sale and leaseback, and during fiscal year 1999 has used cash to invest in equity holdings of PETsMART.com. Net cash used in investing activities was $95.5 million for the thirty-nine weeks ended October 31, 1999, compared to $23.4 million used in the same period in the prior year.

         Net cash flow used in financing activities, primarily the change in the Company's bank overdraft, payment on capital lease obligations, the repurchase of the Company's common stock, and activity in the Company's line of credit facility, was $24.5 million for the thirty-nine weeks ended October 31, 1999. Net cash of $5.3 million was provided by these activities during the thirty-nine weeks ended November 1, 1998.

         The Company's primary long-term capital requirements are for opening new superstores, the costs of closing redundant or inadequate superstores, corporate investment, including costs associated with the continued development and implementation of the Company's new information system, and for working capital.

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

         Based upon the Company's current plan to open 2 new North American superstores during the remainder of fiscal 1999, approximately $1.9 million will be needed to finance these openings. Also, based upon the Company's current plan to open approximately 25 new North American stores during the first fiscal quarter of 2000, a major portion of the approximately $24.4 million needed to finance these openings will likely be expended during the latter portion of fourth quarter 1999. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART completed its implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. The Company estimates that its costs in connection with the continued development and implementation of system enhancements, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal 2000. The Company continues to replace and upgrade its existing point-of-sale equipment. This project was completed in all North American stores in the middle of the fiscal fourth quarter of 1999. Total expenditure for hardware and software related to the POS project are estimated to be $7 million to $9 million, and will be financed through a lease transaction.

         Capital expenditures, net of construction allowances, were approximately $65.4 million during the thirty-nine weeks ended October 31, 1999. Such expenditures were used primarily for the opening of new superstores in North America and the United Kingdom, the development and implementation of the Company's new information system and the remodel and maintenance of the Company's existing superstores.

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

YEAR 2000 READINESS

         The Year 2000 systems processing problem, as it is commonly known, is caused by currently utilized computer systems, including several used by the Company, being coded to only accept two-digit codes for the year field in a date set of data. Beginning in the year 2000, these date fields must be able to accept four-digit entries to distinguish 1900 base-year dates with 2000 base-year dates. The Company is and has been addressing the Year 2000 systems issue through various initiatives, including vendor, departmental applications, core applications, and infrastructure, all of which are at or near completion. A new integrated North American information system, which is already Year 2000 compliant, was implemented during the second quarter of fiscal 1999. Other initiatives in place include issue awareness programs, inventory and identification of all Year 2000-sensitive components (including hardware, software, and telecommunications), requesting of compliance status statements from Company business partners, suppliers, and vendors, and testing of all new and existing systems. Year 2000 compliance activities are expected to be complete before the end of December 1999. The Company estimates that its costs in connection with the continued enhancement of the new information system, before giving consideration to any lease financing that may be available, will be up to $20 million annually through fiscal year 2000, plus maintenance and upkeep costs which are not expected to be material. Similar Year 2000 readiness programs are in place in the Company's Catalog operational segment, with costs to address those segment Year 2000 issues not expected to be material.

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

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On January 6, 1998,the Company was served with a complaint entitled Miller v. Parker, et al in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleges, among other things, that the Company and its officers and directors issued materially false financial statements about the Company's flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations have been filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled In Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), amended complaint in the District Court. The Company and the individual defendants filed a motion to dismiss the consolidated amended complaint, and on June 3, 1999, the Court entered an order granting the motion to dismiss. Plaintiff's were given 60 days to amend the complaint but did not do so. The Company filed a request that the case be dismissed and an order dismissing case with prejudice was entered on September 3, 1999. The Plaintiffs filed a timely notice of appeal but no briefing has yet been filed and no hearing set before the Court of Appeals.

         In addition, certain former Pet City affiliates have retained counsel and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition of Pet City concerning PETsMART's business, finances and prospects. No litigation has been filed with respect to this matter, and the Company believes that the allegations are without merit. The parties have entered into an agreement tolling the Statute of Limitations pertaining to this potential dispute. There can be no assurance that one or more former Pet City affiliates will not initiate litigation seeking monetary damages or an equitable remedy.

         On March 28, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act (FLSA), including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed four motions for partial summary judgment on Plaintiffs claim that four in-store management positions were improperly classified as exempt under FLSA. These motions were denied. On or about July 30, 1999, Plaintiffs filed a motion seeking Class Certification and Court-Supervised Notice to Potential Collective Action Members. The Court denied this motion on September 28, 1999. Plaintiffs filed a motion seeking Class Certification and Court-Supervised Notice to Potential Collective Action Members in the Company's four Orlando area stores on November 23, 1999. The Company opposed the motion and the Court has the matter under review. The Court ordered the parties to participate in a mediation, which will be held on December 15, 1999. Trial on this matter is currently scheduled for February 1, 2000, and the Company intends to continue to defend itself vigorously.

ITEM 5.  UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL AND OPERATING DATA

The following unaudited pro forma condensed consolidated financial and operating data of PETsMART, Inc. and subsidiaries (the "Company") for the periods ended and as of the dates indicated are based on the historical financial statements of the Company included elsewhere in this quarterly report on Form 10-Q or in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999, adjusted to give effect to the following: (i) the sale of the United Kingdom subsidiary (the "Transaction") for approximately $49.0 million in cash less bank indebtedness of approximately $7 million, resulting in a loss of approximately $26.0 million; and (ii) the payment of approximately $3.0 million in fees and expenses related to the Transaction.

The Unaudited Pro Forma Condensed Consolidated Statement of Operations for the year ended January 31, 1999 and the Unaudited Pro Forma Condensed Consolidated Statement of Operations for the thirty-nine weeks ended October 31, 1999 and November 1, 1998, give effect to the Transaction as if the Transaction had occurred as of February 1, 1998. The pro forma adjustments are based upon available information and certain assumptions that the Company believes are reasonable. The Unaudited Pro Forma Condensed Consolidated Statements of Operations do not purport to represent what the Company's results of operations would actually have been had the Transaction in fact occurred as of such dates or to project the Company's results of operations for any future period. The unaudited pro forma condensed consolidated financial and operating data should be read in conjunction with the historical consolidated financial statements of the Company and the notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's Annual Report on Form 10-K for the fiscal year ended January 31, 1999.

The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock of the United Kingdom subsidiary. Based on the terms of the Transaction, the Company has estimated the net proceeds (cash less bank debt) and recognized a loss for the difference in the net proceeds and the net book value of the United Kingdom subsidiary in the thirty-nine week period ended October 31, 1999. The actual net proceeds may differ from the pro forma amounts included herein.

ITEM 5. UNAUDITED PRO FORMA CONDENSED CONSOLIDATED FINANCIAL AND OPERATING DATA (CONTINUED)


              UNAUDITED PRO FORMA CONDENSED STATEMENT OF OPERATIONS
                      (In thousands, except per share data)


                                                      THIRTY-NINE WEEKS ENDED                         FISCAL YEAR ENDED
                                                         OCTOBER 31, 1999                              JANUARY 31, 1999
                                              ---------------------------------------     -----------------------------------------
                                                             PRO FORMA                                    PRO FORMA
                                                              ADJUST-                                      ADJUST-
                                              HISTORICAL     MENTS(a)       PRO FORMA      HISTORICAL      MENTS(a)       PRO FORMA
                                              ----------    -----------    -----------    -----------    -----------    -----------
Net sales                                     $1,540,311                   $ 1,540,311    $ 2,109,322    $   205,468    $ 1,903,854
Cost of sales                                  1,138,551                     1,138,551      1,581,202        165,858      1,415,344
                                              ----------                   -----------    -----------    -----------    -----------

   Gross profit                                  401,760                       401,760        528,120         39,610        488,510

Store operating expenses                         306,731                       306,731        399,897         40,654        359,243
Store preopening expenses                          4,800                         4,800          8,814          1,659          7,155
General and administrative expenses               42,630                        42,630         60,345          5,588         54,757
Loss on disposal of subsidiary                   (43,607)       (43,607)             0              0              0              0
                                              ----------    -----------    -----------    -----------    -----------    -----------
   Operating income (loss)                         3,992                        47,599         59,064         (8,291)        67,355

Interest income                                    2,524                         2,524          3,092             40          3,052
Interest expense                                 (17,363)                      (17,363)       (23,050)        (1,678)       (21,372)
                                              ----------    -----------    -----------    -----------    -----------    -----------

   Income (loss) before equity in loss of
   PETsMART.com, income tax expense
   (benefit) and cumulative effect of a
   change in accounting principle                (10,847)       (43,607)        32,760         39,106         (9,929)        49,035

Equity in loss of PETsMART.com                   (11,282)             0        (11,282)             0              0              0
                                              ----------    -----------    -----------    -----------    -----------    -----------

   Income (loss) before income tax expense
   (benefit) and cumulative effect of a
   change in accounting principle                (22,129)       (43,607)        21,478         39,106         (9,929)        49,035

Income tax expense (benefit)                       4,976         (4,382)         9,358         15,837         (5,722)        21,559
                                              ----------    -----------    -----------    -----------    -----------    -----------
   Income (loss) before cumulative effect
   of a change in accounting principle        $  (27,105)   $   (39,225)   $    12,120    $    23,269    $    (4,207)   $    27,476
                                              ==========    ===========    ===========    ===========    ===========    ===========

Earnings per common share - basic:

   Weighted average shares - basic                                             115,701                                      116,281

   Income before cumulative effect of a
   change in accounting principle                                          $      0.10                                  $      0.24

Earnings per common share - diluted:

   Weighted average shares - basic                                             115,701                                      116,281
   Effect of dilutive securities - Options                                         400                                          804
                                                                           -----------                                 ------------
   Weighted average shares - diluted                                           116,101                                      117,085

   Income before cumulative effect of a
   change in accounting principle                                          $      0.10                                  $      0.24

                                                         THIRTY-NINE WEEKS ENDED
                                                              NOVEMBER 1, 1998
                                              ------------------------------------------------
                                                                 PRO FORMA
                                                                  ADJUST-
                                              HISTORICAL          MENTS(a)         PRO FORMA
                                              -----------       -----------       -----------
Net sales                                     $ 1,527,601       $   149,362       $ 1,378,239
Cost of sales                                   1,158,247           121,257         1,036,990
                                              -----------       -----------       -----------

   Gross profit                                   369,354            28,105           341,249

Store operating expenses                          292,035            30,676           261,359
Store preopening expenses                           8,396             1,606             6,790
General and administrative expenses                47,694             4,226            43,468
Loss on disposal of subsidiary                          0                 0                 0
                                              -----------       -----------       -----------

   Operating income (loss)                         21,229            (8,403)           29,632

Interest income                                     2,388                40             2,348
Interest expense                                  (17,139)           (1,258)          (15,881)

   Income (loss) before equity in loss of
   PETsMART.com, income tax expense
   (benefit) and cumulative effect of a
   change in accounting principle                   6,478            (9,621)           16,099

Equity in loss of PETsMART.com                          0                 0                 0
                                              -----------       -----------       -----------

   Income (loss) before income tax expense
   (benefit) and cumulative effect of a
   change in accounting principle                   6,478            (9,621)           16,099

Income tax expense (benefit)                        2,672            (5,545)            8,217
                                              -----------       -----------       -----------
   Income (loss) before cumulative effect
   of a change in accounting principle        $     3,806       $    (4,076)      $     7,882
                                              ===========       ===========       ===========

Earnings per common share - basic:

   Weighted average shares - basic                                                    116,115

   Income before cumulative effect of a
   change in accounting principle                                                 $      0.07

Earnings per common share - diluted:

   Weighted average shares - basic                                                    116,115
   Effect of dilutive securities - Options                                                752
                                                                                  -----------
   Weighted average shares - diluted                                                  116,867

   Income before cumulative effect of a
   change in accounting principle                                                 $      0.07

(a) Pro forma adjustments represent the actual results of the United Kingdom subsidiary for the periods presented.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 27        Financial Data Schedule (EDGAR only)

(b) Reports on Form 8-K

         During the thirteen weeks ended October 31, 1999 the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 15, 1999.

                                           PETSMART, INC.
                                            (Registrant)


/s/      __________________________
         Neil T. Watanabe
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                 Exhibit Index

Exhibit 27          Financial Data Schedule