Form 10-Q/A
period 1999-10-31
PETSMART INC
filed 1999-12-21
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                                Amendment No. 1


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

                                 PETSMART, INC.

                                      INDEX


                                                                                                                   Page
Part I.           Financial Information

                  Item 1.  Unaudited Financial Statements

                                    Consolidated Balance Sheets at October 31, 1999
                                    and January 31, 1999                                                              3

                                    Consolidated Statements of Operations
                                    for the thirteen and thirty-nine weeks ended
                                    October 31, 1999 and November 1, 1998                                             4

                                    Consolidated Statements of Cash Flows
                                    for the thirty-nine weeks ended
                                    October 31, 1999 and November 1, 1998                                             5

                                    Notes to Consolidated Financial Statements                                        6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                                       11


                  Item 3.           Quantitative and Qualitative Disclosures About Market Risks                      19


Part II.          Other Information

                  Item 1.           Legal Proceedings                                                                20

                  Item 5.           Unaudited Pro Forma Condensed Consolidated
                                    Financial and Operating Data                                                     21

                  Item 6.           Exhibits and Reports on Form 8-K                                                 24

Signatures                                                                                                           25

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

Item 5. Unaudited Pro Forma Condensed Consolidated Financial and Operating Data (continued)

                  UNAUDITED PRO FORMA CONDENSED BALANCE SHEET
                                 (In thousands)

                                                                             October 31, 1999
                                                                 ----------------------------------------

                                                                                 Pro Forma
                                                                 Historical    Adjustments(a)   Pro Forma
                                                                 ----------    --------------   ---------
ASSETS
Cash and cash equivalents .....................................   $ 38,624       $(33,581)(b)    $ 72,205
Merchandise inventories .......................................    419,462         23,221         396,241
Other current assets ..........................................     84,283          8,575          75,708
                                                                  --------       --------        --------
     Total current assets .....................................    542,369         (1,785)        544,154

Property and equipment, net ...................................    275,898         16,076         259,822
Other assets ..................................................    123,329         18,113         105,216
                                                                  --------       --------        --------
     Total assets .............................................   $941,569       $ 32,404        $909,192
                                                                  ========       ========        ========

LIABILITIES AND STOCKHOLDER'S EQUITY

Accounts payable ..............................................   $208,608        $13,616        $194,992
Other current liabilities .....................................    131,546         11,550 (c)     119,996
                                                                  --------       --------        --------
     Total current liabilities ................................    339,614         25,166         314,448

6 3/4% Subordinated Convertible Notes .........................    200,000             --         200,000
Other long-term liabilities ...................................     87,982          7,238          80,744
                                                                  --------       --------        --------
     Total liabilities ........................................    627,569         32,404         595,192
                                                                  --------       --------        --------
Stockholders' equity ..........................................    314,000             --         314,000
                                                                  --------       --------        --------
     Total liabilities and stockholders' equity ...............   $941,596       $ 32,404        $909,193
                                                                  ========       ========        ========

(a) Pro forma adjustments represent the actual results of the United Kingdom subsidiary for the periods presented

(b) Reflects sale proceeds of $42.0 million, net of $0.3 million of existing cash and $8.3 million of cash invested subsequent to October 31, 1999.

(c) Reflects actual current liabilities of $16.7 million less transaction related fees of $3.0 million and operating activities of $2.1 million.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         Exhibit 27        Financial Data Schedule (EDGAR only)

(b) Reports on Form 8-K

         During the thirteen weeks ended October 31, 1999 the Company filed no reports on Form 8-K.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 20, 1999.


                                           PETSMART, INC.
                                            (Registrant)



/s/      Neil T. Watanabe
         ---------------------------
         Neil T. Watanabe
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                 Exhibit Index

Exhibit 27          Financial Data Schedule