Form 10-K
period 2000-01-30
PETSMART INC
filed 2000-04-24
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2000
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934
For the transition period from                to
Commission file number 0-21888
PETsMART, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)
19601 North 27th Avenue, Phoenix, Arizona (Address of principal executive offices)	85027 (Zip Code)

Registrant’s telephone number, including area code: (623) 580-6100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such report(s), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]  No  [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [ ]

      Based on the closing sale price of $2.94 on April 5, 2000, the aggregate market value of the voting stock held by non-affiliates of the registrant was $328,858,721.

      On April 5, 2000 there were outstanding 111,951,905 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held June 22, 2000.

PART I

Item 1.  Business

      The following Business section contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under “Business Risks” and elsewhere in this Form 10-K.

General

      PETsMART, Inc. and its subsidiaries (“PETsMART” or “the Company”) is the largest operator of superstores specializing in pet food, supplies and services in North America. At January 30, 2000, the Company operated 484 superstores, consisting of 464 superstores in the United States, and 20 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically at or below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services. PETsMART’s superstores utilize a hybrid retail-warehouse format that reinforces the image of warehouse shopping at discount prices, enhances merchandise presentation, and provides a fun shopping experience for customers and their pets. Through its PETsMART Direct (“Direct”) subsidiary, the Company is also the largest direct mail catalog retailer of pet and equine supplies as well as an e-commerce fulfillment center.

      In 1999, the Company invested approximately $29 million in PETsMART.com an e-commerce business. PETsMART.com is the Internet’s most visited pet related Internet site as rated by independent internet sources. The site, which was developed in partnership with idealab!, provides visitors with convenience, security and service. It features a broad range of merchandise, expert advice and community activities for consumers who care about pets. The Company has approximately a 49 percent equity ownership in PETsMART.com.

The Pet Food and Pet Supply Industry

      The pet product industry serves a large and growing market. The American Pet Product Manufacturers Association (APPMA) estimates the market for pet products and services was $23 billion in 1998 and will grow to $29 billion by 2001. Pets have become increasingly prevalent in U.S. households, numbering approximately 235 million, based on a survey conducted by the American Animal Hospital Association. Demand for pets is primarily influenced by family formation; most pets are owned by families with children between ages five and nineteen. Approximately 60% of U.S. households own a pet and 40% of those households own more than one, according to a recent APPMA study. On average, U.S. households with pets spent $350 on their pets in 1998 according to Sloan Trends & Solutions.

      Pet food, primarily dog and cat food, represents the largest volume category of pet-related products, with 1998 U.S. sales estimated at approximately $10 billion, according to the Veterinary Economic Group. The Company estimates that supermarket pet food brands, such as Purina, Alpo, Friskies and Kal Kan accounted for approximately 75% of U.S. pet food sales in 1998. In recent years, supermarkets’ share of total pet food sales has steadily decreased as a result of increased competition from superstores, warehouse clubs, mass merchandisers, internet retailers and specialty pet stores as well as the growing proportion of pet food sales accounted for by premium foods. Premium pet food brands such as Nutro, Science Diet, ProPlan, and Eukenuba, which offer higher levels of nutrition than non-premium brands, accounted for approximately 27% of total pet food sales in 1999. Many of these premium pet foods currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers’ restrictions, but are sold primarily through superstores such as PETsMART, specialty pet stores, veterinarians and farm and feed stores.

      According to Packaged Facts, U.S. sales of pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies, were estimated to be approximately $5 billion in 1999. Many types of retailers, including supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses, Internet retailers and veterinarians, sell pet supplies. The channels of distribution for pet supplies are highly fragmented, with superstores and discount stores estimated to account for over 50% of U.S. sales volume.

      The Company estimates that U.S. sales of equine food, tack, riding apparel and related supplies and equipment were approximately $8.3 billion in 1999.

      U.S. sales of pet services were estimated at approximately $9.5 billion in 1998. Major pet-related services include veterinary care, grooming, and obedience training. The Company considers the pet services industry also to be highly fragmented and significantly under-served; many pet owners do not regularly use pet services due to inconvenience, a lack of awareness or the cost of the services provided.

Merchandise

      Merchandise, which represented approximately 96% of PETsMART’s North American retail revenues in fiscal 1999, generally falls into three main categories:

•	Pet Food, Treats and Litter. PETsMART emphasizes premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or mass merchandisers, as well as quality national brands traditionally found in supermarkets and pet stores. PETsMART also offers a wide-selection of its own corporate brand food products including “Authority®” premium dog and cat food and treats, “Sophista Cat®” cat food and “Grreat Choice®” dog food. The sale of pet food, treats and litter comprised approximately 48% of PETsMART’s North American retail revenues in fiscal 1999.

•	Pet Supplies. PETsMART’s broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, animal carriers, dog houses, cat furniture and equestrian supplies. The Company also offers a complete line of supplies for fish, birds and small animals, including aquariums, filters, birdcages and small animal supplies. Corporate brand pet supplies include “Top Paw®”, “Top Fin®” and “Top Wing®”. PETsMART also has an equine department in certain superstores serving trade areas, which have high rates of horse ownership. The sale of pet supplies comprised approximately 45% of PETsMART’s North American retail revenues in fiscal 1999.

•	Livestock and Other Goods. PETsMART superstores feature fresh water tropical fish and, in certain superstores, domestically bred birds, reptiles and small animals. In addition, PETsMART actively supports the activities of local humane organizations through its in-store PETsMART Charities’ Luv-A-Pet pet adoption centers. Livestock and other non-pet supply goods comprised approximately 3% of the Company’s North American retail revenues in fiscal 1999. Through its Luv-A-Pet adoption efforts, over 192,204 animals were adopted during 1999 and over 700,000 animals have been adopted since the program began in 1994. All adoption revenues go to the local adoption agency.

Pet Services

      Unlike its principal competitors, PETsMART offers a wide range of services for the pet owner. Full service grooming and pet training services are offered at substantially all PETsMART stores. As of the end of fiscal 1999, approximately 330,000 square feet of space, or nearly 700 square feet per pet salon, was allocated for grooming services in PETsMART stores. The Company’s pet stylists are trained through the Nash Academy and Paragon School of Pet Grooming. A broad range of personalized services are available in PETsMART pet salons, from toenail trimming to toothbrushing to a precision cut, shampoo, and style. Pet training services range from puppy classes to advanced and private courses. Total revenues from grooming and pet training grew nearly 15% from approximately $64.6 million in fiscal 1998 to approximately $74.3 million in fiscal 1999, including a 5.1% comparable store sales increase.

Veterinary Services

      Veterinary clinics operated in PETsMART stores generally offer routine examinations and vaccinations, dental care, pharmacy and most surgical procedures. The availability of comprehensive veterinary care further differentiates PETsMART and reflects the Company’s overall commitment to animal care. The Company’s prototype 2,000 square foot in-store clinic provides state-of-the-art operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. These clinics offer customers more sophisticated services through proprietary computerized diagnosis software than traditional veterinary competitors typically provide.

      In addition, many PETsMART stores without these in-store clinics offer routine vaccinations and wellness services. At January 30, 2000, veterinary clinics were operating within 229 PETsMART stores in North America. Substantially all of these locations are owned and operated by Medical Management International, Inc. (“MMI”), a third party operator of veterinary clinics. At January 30, 2000, the Company owned approximately 36 percent of the combined voting and non-voting stock of MMI.

The PETsMART Strategy

      PETsMART’s strategy is to be the preferred provider for the lifetime needs of pets. The Company has identified a large segment of the population as the “pet enthusiast”. The pet enthusiast is passionately committed to their pets and considers their pet a family member. This segment of the population has customer needs for their pets that fit well with the experience and the infrastructure of the Company to satisfy them. The Company will align each aspect of the business with the needs, desires and aspirations of the pet enthusiast as follows:

•	Provide Customers with Value through Product Selection and Pricing. PETsMART recognizes that the pet enthusiast — not the supplier — determines the merchandise management. The Company is focusing its efforts around giving the customer the value and the products they want throughout the lives of their pets. PETsMART’s strategy includes offering the most complete assortment of pet-related products and services in the marketplace at the right price. The average PETsMART superstore typically carries approximately 12,000 pet related items at everyday low prices. The Company reinforces customers’ expectations of savings by offering a “double the difference” price guarantee on exact products which are being sold elsewhere for less.

•	Provide Services and Solutions. PETsMART is already the nation’s largest provider of professional pet grooming and more resources will be devoted to this initiative to drive rapid, profitable growth. Early in fiscal year 2000, PETsMART signed an agreement with Nash and Paragon schools to provide training to PETsMART stylists ensuring consistent quality and service. A new compensation and benefit plan is in development for all PETsMART stylists to provide adequate incentives and improve retention. Additional resources are being directed at pet training classes from basic puppy to adult obedience with the goal of becoming the industry leader. Veterinary clinics operated by MMI in PETsMART stores utilize a state-of-the-art software platform for clinical treatments and client service, as well as other combined activities that allow the clinics to operate in a consistent manner within PETsMART stores. MMI is an industry leader in “human” quality veterinary care, and has pioneered pet wellness programs and the world’s first pet insurance plans based on actuarial data.

•	Create Unique and Exclusive Products. The Company offers the broadest line of products in the industry for every stage of a pet’s life. In addition, the Company has a significant line of innovative and creative products offered only at PETsMART through its corporate brands. Recent corporate brand product developments include PETsMART™ Premier Oven-Baked dog food and the Shareables for Me & My Pal™ line of snack foods. Additionally, store associates are encouraging our customers to move from grocery brands to premium food and supplies including PETsMART’s corporate brands such as PETsMART™ Premier Oven Baked, Authority®, Award®, Grreat Choice®, SophistaCat®, and ExquisiCat®.

•	Build Customer Loyalty. The Company has renewed its emphasis on training and personnel development through the allocation of additional resources and efforts to training. In July 1999, PETsMART launched the Learning Institute. This activity based training program develops associates skills and expertise to forge positive relationships with, and to become the source for information and advice. The “customer friendly” Universal Return Policy, which allows consumers to return pet items purchased from any retail store, catalog or Web site to a PETsMART store for a refund, store credit or exchange was introduced early in fiscal 2000. In the near future, PETsMART will initiate a targeted loyalty program to better understand customer needs, habits and patterns.

•	Improve the Shopping Experience. At PETsMART, all customers will be greeted as they enter the store. The customer can shop with their pet, adopt a homeless animal, and watch grooming and pet training in action. Trained store associates can provide answers to customers’ questions and solutions to their pet needs. The Company is building on this unique pet-caring atmosphere by adding a “Toy Shoppe” area, which is a store within a store offering unique toys specifically for the pet enthusiast.

PETsMART Superstores

      PETsMART’s superstores are generally located in sites co-anchored by strong destination superstores, typically in or near major regional shopping centers.

      The Company’s expansion strategy is to increase its market share in existing markets with a goal of establishing a leading position in each market it serves and to achieve operating efficiencies and economies in advertising, distribution and management. By the end of fiscal 2000, PETsMART currently expects to operate 534 superstores in North America. PETsMART believes there is a potential for an aggregate of 900 to 1,000 PETsMART superstores in North America. See “Business Risks — Superstore Expansion Plans”.

PETsMART Direct

      PETsMART Direct, the Company’s catalog operation, is the leading direct marketing retailer of pet related and equine products in North America. Direct sells pet supplies through three catalogs: R.C. Steele, Pedigrees and Groomer Direct. Direct also offers discount brand name tack, riding apparel and equine supplies through four additional catalogs: State Line Tack Western, State Line Tack English, Wiese Equine Supply and National Bridle Shop. In fiscal 1999, PETsMART Direct circulated more than 33 million catalogs. Direct’s marketing and customer database management is designed to attract new customers and to generate additional sales from existing catalog or retail customers. Direct’s proprietary customer database currently contains the names of approximately 1,184,000 million customers who have made a purchase from Direct catalogs within the past 24 months. In fiscal 1999, Direct’s average transaction was approximately $89. Also during fiscal 1999, Direct recorded sales of $1.0 million through statelinetack.com and rcsteele.com, which offer equine and pet-related products over the Internet. Direct has an agreement with PETsMART.com to service their fulfillment needs utilizing Direct’s Brockport, New York distribution facility. Additionally, Direct has a contract to provide PETsMART.com with the procurement and shipping services related to merchandise ordered on the Internet. In fiscal year 1999, 370,000 orders were fulfilled and shipped by Direct for PETsMART.com.

Distribution

      The Company currently employs a hybrid distribution system including, as appropriate, full truckload shipments to individual superstores, the splitting of full truckloads among several closely located superstores, consolidation centers to service regional clusters of superstores and central distribution centers. The Company leases and operates a 594,000 square foot distribution center in Columbus, Ohio utilizing four separate buildings at that location, and a 430,000 square foot distribution center in Phoenix, Arizona. The Company has a 230,000 square foot leased facility in Ennis, Texas, which was redesigned in November 1999, as a forward distribution center. This distribution center will handle fast turn consumables for rapid replenishment and improved inventory productivity in an efficient, cost effective manner. A new 613,000 square foot distribution center is currently under construction in Columbus, Ohio which will replace the existing facility in September 2000. One of the existing Columbus buildings (approximately 240,000 sq. ft.) will be retrofitted into a forward distribution center. A total of five forward distribution centers are planned through fiscal year 2001. As these new facilities are opened, the 13 leased regional consolidation centers will be phased out of operation and closed. In addition, PETsMART Direct owns and operates a 392,000 square foot catalog fulfillment and equine distribution center in Brockport, New York. This facility was expanded in 1999 to accommodate anticipated additional volume from the Company’s expanded electronic commerce activities. See “Business Risks — Electronic Commerce Initiatives”.

Information Systems

      The Company’s systems initiatives in 1999 included new in-store point of sale and support systems, warehousing systems, communication systems, and SAP Retail management information systems. The implementation of various applications began in the summer of 1999. The Company estimates that its costs in connection with the development, implementation, training and maintenance of these new systems since inception, before giving consideration to any lease financing that may be available, will cost approximately $70 million through fiscal 2000. The Company believes that certain hardware and software components of the new system will continue to be financed through lease transactions, although there can be no assurance that adequate financing will be available to the Company on acceptable terms. See “Business Risks — Competition”.

Competition

      Based on total sales, the Company is the largest specialty retailer of pet food, supplies and services in North America. The pet food and pet supply retail business is highly competitive and can be categorized into four different segments: (i) supermarkets, warehouse clubs and other mass merchandisers, (ii) specialty pet supply chains and pet supply superstores and (iii) independent pet stores and (iv) Internet retailers. The Company believes that the principal competitive factors influencing the Company’s business are product selection and quality, convenience of store locations, customer service and price. In this regard, many of the major premium pet food brands offered by the Company, such as Science Diet, Nutro, ProPlan, and Eukanuba, are not currently available to grocery stores, warehouse clubs or other mass merchandisers due to manufacturers’ restrictions. U.S. consumer spending over the Internet is expected to increase from $37.2 billion in 1998 to $407.2 billion in 2002, according to the International Data Corporation. See “Business Risks — Electronic Commerce Initiatives”. PETsMART believes that it competes effectively within its various markets; however, some of the Company’s competitors are larger in terms of overall sales volume and have access to greater capital and management resources than the Company. See “Business Risks — Competition.”

Government Regulation

      The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. Statutes and regulations in certain states, and Canadian provinces affecting the ownership of veterinary practices or the operation of veterinary clinics within retail stores or the operation of superstores may impact the Company’s ability to operate veterinary clinics within certain of its Canadian facilities. Substantially all of PETsMART’s U.S. veterinary clinics are owned by MMI, an independent third-party operator who then leases the retail space from PETsMART.

      A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine could require the Company to restructure its operations to comply with the requirements of the local government or render it unable to operate veterinary clinics in their jurisdiction. See “Business Risks — Government Regulations.”

Insurance

      The Company maintains standard product and casualty insurance on all of its superstores, as well as product liability insurance covering the sale of live animals.

Trademarks

      The Company owns several service marks and trademarks registered with the United States Patent and Trademark Office (“USPTO”), including “PETsMART®,” “Santa Claws®,” “Grreat Choice®,” “Sophista-

Cat®,” “Authority®,” “Top Paw®,” “Top Wing®,” “Top Fin®,” “Where Pets Are Family®” and the PETsMART Logos. PETsMART also has several applications pending with the USPTO for additional trademarks and anticipates filing additional applications in the future. The Company believes its trademarks and logos have become important components in its merchandising and marketing strategies. The Company believes it has all the licenses necessary to conduct its business.

Employees

      As of January 30, 2000, the Company employed 19,825 associates, 8,836 of whom were employed full time. PETsMART’s associates receive wages and benefits competitive with those of the local retail community. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its associates to be good.

Business Risks

      The business risks below, along with those discussed in the PETsMART Superstores, Distribution, Information Systems, Competition and Government Regulation sections of this Annual Report on Form 10-K, are some, but not necessarily all, of the matters which present risks and uncertainties which could have a material adverse affect on the Company’s ability to operate its businesses successfully or in a manner consistent with historical operating results. The Company’s actual results could differ materially from those projected results due to some or all of the factors discussed below.

      Superstore Expansion Plans, Maturation of Existing Superstores and Dependence on Performance of Superstore. PETsMART currently operates superstores in many of the major market areas of North America. In North America, the Company’s current plans for fiscal 2000 include opening a net total of 44 superstores in existing markets and 6 superstores in new markets. It has been the Company’s experience that superstores opened in existing markets may result in some cannibalization of the sales of other PETsMART superstores already in operation in those markets. In addition, as a result of the Company’s rapid expansion in recent years, many of its superstores are still relatively immature. Approximately one-half of the Company’s North America superstores have been opened since the beginning of fiscal 1996. As superstores reach maturity, the rate of comparable store sales increases tends to decline. The Company believes these factors have contributed to the decline in the rate of comparable store sales increases which it has reported in recent years. In 1999, the average age of a store is 4.2 years compared to 3.7 years in 1998. PETsMART’s North American comparable store sales increases were 11.9% in fiscal 1996, 4.6% in fiscal 1997, 6.3% for fiscal 1998, and 4.6% for fiscal 1999. As a result of new store openings in existing markets and because mature superstores will represent an increasing proportion of the Company’s store base over time, the Company’s comparable store sales increases may be lower than historical levels. There can be no assurance new or existing superstores will perform in accordance with historical patterns or current management expectations, or that any cannibalization of sales will not be greater than historical experience or current management expectations.

      Operating margins are also expected to be impacted by new superstore openings because of the recognition of preopening expenses and the lower sales volumes characteristic of immature stores. Compared to results achieved in other regions, the Company has experienced lower comparable store sales increases and levels of store contribution in certain North American geographic regions. In addition, certain operating costs, particularly those related to occupancy, are expected to be higher than historical levels in some of these newly-entered geographic regions and tight labor markets in certain areas are expected to increase store personnel expenses more rapidly than historical trends. As a result of the expected slower overall rate of comparable store sales increase and the impact of these rising costs, the Company’s total store contribution and operating margins may be lower than historical levels in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

      New Information Systems. The Company is committed to making ongoing investments in its information systems to increase operating efficiency, provide superior customer service and support its anticipated growth. The Company has made, and continues to make, significant investments in information systems to support point of sale applications, inventory integrity and more efficient replenishment, merchandising, inventory control, warehousing and distribution, financial controls and reporting. It is anticipated that this investment in systems will provide the Company with a significant competitive advantage in better serving its customers and improving its business operations through more timely and accurate information, reduced costs, and increased productivity due to improved data analysis which will improve the Company’s business practices. There can be no assurance that the actual costs for these systems will not exceed current estimates or extend beyond fiscal year 2000. In the event that additional financing is required to complete the Company’s new information system, there can be no assurance that such additional financing will be available to the Company on acceptable terms. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      International Operations. On December 15, 1999, the Company sold its United Kingdom subsidiary Pet City to an unrelated third party as a stock sale in exchange for cash net of outstanding liabilities of approximately $42 million. The Pet City subsidiary represented a total of 92 stores and a loss from the transaction of approximately $31 million was recorded for fiscal year 1999. See footnote 4 in the Notes to Consolidated Financial Statements.

      The Company entered the Canadian market in 1996, and currently operates 20 superstores as of January 30, 2000. In 1998, the Company entered into an agreement with a major South African retailer whereby PETsMART provides certain product sourcing and consulting services. As these operations grow, they may require greater management and financial resources. In particular, international operations require the integration of personnel with disparate cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Prior to 1996, the Company had not previously operated stores or provided services to entities outside of the United States and there can be no assurance that PETsMART will be able to do so successfully. As the Company’s international operations expand, PETsMART’s results will be increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including tax laws, and political and economic instability and developments. PETsMART’s credit facilities contain covenants restricting the amounts invested in certain foreign subsidiaries. There can be no assurance that the North American operations will continue to be able to provide for the opening of superstores outside of the United States or that adequate sources of capital could be obtained on acceptable terms.

      Government Regulation. The Company is subject to laws governing its operation of veterinary clinics in its retail stores. Statutes and regulations in certain states and Canadian provinces affecting the ownership of veterinary practices or the operation of veterinary clinics within retail stores or the operation of superstores may impact the Company’s ability to operate veterinary clinics within certain of its facilities.

      A determination that the Company is in violation of applicable restrictions on the practice of veterinary medicine in any locality in which it operates could require the Company to restructure its operations to comply with those laws and regulations.

      Expansion Plans. In North America, the Company currently anticipates opening an additional net total of 50 superstores in fiscal 2000 and 50 superstores in fiscal 2001. The Company’s ability to open additional superstores is dependent on adequate sources of capital for leasehold improvements, fixtures and inventory, preopening expenses, the training and retention of skilled managers and personnel and other factors, some of which may be beyond the Company’s control. Presently, the Company’s store expansion plans are expected to be financed by existing cash equivalents, cash flow from operations, lease financing, and borrowing capacity under PETsMART’s credit facilities. To the extent the Company is unable to obtain adequate financing for new store growth on acceptable terms, the Company’s ability to open new superstores will be negatively impacted. As a result, there can be no assurance that the Company will be able to achieve its current plans for the opening of new superstores. Any failure by PETsMART to expand its distribution capabilities or other internal systems or procedures as required could also adversely affect its ability to support its planned new store growth.

      Future acquisitions or dispositions of assets by the Company, if any, could result in potentially dilutive issuances of securities, the incurrence of additional debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets, which could materially adversely affect the Company’s profitability. The Company’s operating results also could be adversely affected if it is unable to successfully integrate any future acquisition into its operations.

      PETsMART routinely evaluates its strategic alternatives with respect to each of its superstores, the operations of PETsMART Direct and the Company’s other operating assets and investments. In connection with such evaluations, the Company may elect to close superstores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sale or disposition would be achieved on terms favorable to the Company.

      Reliance on Vendors and Product Lines. PETsMART does not have any long-term supply commitments from any of its premium food or other product vendors. The Company buys from approximately 475 vendors worldwide, the two largest of which account for approximately 23% of total purchases. Sales of premium pet food for dogs and cats, such as Science Diet, Nutro, ProPlan and Eukanuba make up a significant portion of PETsMART’s revenues. Currently, most of the major vendors of premium pet foods do not permit these products to be sold in supermarkets, warehouse clubs or through other mass merchandisers. In March 2000, IAMS, another premium brand, began mass distribution to supermarkets, warehouse clubs and other mass merchandisers. The full impact of this change is still to be determined; however, some lost traffic due to customer convenience is anticipated. As a result, the Company could be materially adversely affected. Also, if any of the other premium pet food vendors were to make their products available in supermarkets or through mass merchandisers, or if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets, the Company could be negatively impacted.

      PETsMART’s principal vendors currently provide it with certain incentives, such as trade discounts, cooperative advertising and market development funds. A reduction or discontinuance of these incentives could have a material adverse effect on the Company.

      The Company purchases significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that PETsMART’s current pet supply vendors will be able to accommodate the Company’s anticipated growth. PETsMART is continually seeking to expand its base of pet supply vendors and to identify new pet supply products. Additionally, the Company purchases significant amounts of pet supplies from vendors outside of the United States. There can be no assurance the Company’s overseas vendors will be able to satisfy PETsMART’s requirements, including timeliness of delivery, acceptable product quality, packaging and labeling requirements, and other requirements of the Company. An inability of PETsMART’s existing vendors to provide products in a timely or cost-effective manner could have a material adverse effect on the Company. While the Company believes its vendor relationships are satisfactory, any vendor could discontinue selling to the Company at any time.

      Electronic Commerce Initiatives. PETsMART.com competes against other electronic retailers with significant capital resources and marketing capabilities who have established web sites and product offerings. The Company believes that its existing fulfillment and order processing capabilities, along with its advertising, merchandising, product procurement, and pet-related content abilities provide PETsMART.com with a competitive advantage over other electronic commerce retailers. Direct recently expanded its Brockport, New York distribution facility to better service the anticipated inventory and fulfillment needs (See “Distribution” section below). There can be no assurance PETsMART.com, statelinetack.com and rcsteele.com will be successful and profitable and that the Company will realize the anticipated return on their investment in these e-commerce endeavors.

      Although electronic commerce is expanding in certain retail categories, there can be no assurance that the Company’s class of goods can be effectively and efficiently marketed, sold and delivered through electronic commerce. PETsMART may also be required to seek additional capital resources to fund PETsMART.com and there can be no assurance that the Company would be successful in obtaining such financing on acceptable terms. The “Internet Tax Freedom Act” currently prohibits the collection by state and local governments of sales and use taxes on sales made through electronic commerce. There can be no assurance that the imposition of sales and use taxes upon electronic commerce sales will not have a material adverse impact upon the Company’s investment in PETsMART.com.

      There can be no assurance that PETsMART.com will be able to complete an initial public offering of its common stock. If an offering cannot be completed, the Company may need to provide additional capital to fund operations.

      Distribution. The Company recently completed its warehouse and distribution strategy to determine the optimum network configuration. The primary change to the network results in the development of five regional forward distribution centers, which allows for a more efficient use of store inventory, store labor, reduced transportation costs, improved in-stock position and distribution center productivity and vendor support. The Company began the implementation of this strategy during fiscal 1999 with the new distribution center in Ennis, Texas. Four additional forward distribution centers are planned for completion during fiscal years 2000 and 2001. The locations of these new forward distribution centers are: Colombus, Ohio; Hagerstown, Maryland; Atlanta, Georgia and Las Vegas, Nevada. There can be no assurance, however, that the Company will be able to realize any labor and other cost savings as a result of the planned strategy.

      Competition. The pet food and supply retailing industry is highly competitive. PETsMART competes with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than PETsMART. PETsMART also competes with a number of pet supply warehouse or specialty stores, smaller pet store chains, Internet retailers and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and supply market, some of which have developed store formats similar to PETsMART’s, and due to the expansion of pet-related product offerings in certain of the warehouse clubs and mass merchandisers. There can be no assurance the Company will not face greater competition from these or other retailers in the future. In particular, if any of the Company’s major competitors seek to gain or retain market share by reducing prices, the Company may reduce its prices in order to remain competitive, which could have a material adverse effect of the Company. The Company is also facing additional competition from electronic commerce retailers who are entering the pet supply and pet food market. See “Business Risks — Electronic Commerce Initiatives”.

      Quarterly and Seasonal Fluctuations. The timing of new superstore openings may cause the Company’s quarterly results of operations to fluctuate. In addition, the Company’s business is subject to some seasonal fluctuation. PETsMART typically realizes a higher portion of its net sales and operating profit during the fourth fiscal quarter. In addition, sales of certain of the Company’s products and services designed to address pet health needs, such as flea and tick problems, have been and are expected to continue to be negatively impacted by the introduction of alternative pharmaceutical treatments, as well as by variations in weather conditions. In addition, because PETsMART superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

      Anti-Takeover Measures. The PETsMART Restated Certificate of Incorporation, as amended (the “Restated Certificate”) and the PETsMART Bylaws include provisions that may delay, defer or prevent a change in management or control that holders of Notes or stockholders might consider to not be in their best interests. These provisions include (i) a classified Board of Directors consisting of three classes, (ii) the ability of the Board of Directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with such rights, obligations, and preferences as the Board of Directors may determine, (iii) no right of stockholders to call special meetings of stockholders, (iv) no right to stockholders to act by written consent and (v) certain advance notice procedures for nominating candidates for election to the Board of Directors. In addition, the Restated Certificate requires a 66 2/3% vote of stockholders to (i) alter or amend the PETsMART By-laws, (ii) remove a director without cause, or (iii) alter, amend or repeal certain provisions of the Restated Certificate. The Restated Certificate does not permit cumulative voting. In August 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan, commonly referred to as a “poison pill.” The Company is subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits the Company from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date of the transaction in which the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company.

      Possible Volatility of Stock Price; Absence of Dividends. Since the initial public offering of the Company’s Common Stock, the market price of the Common Stock has been subject to significant fluctuation. The market price of the Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

      PETsMART has never paid any cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future. In addition, under the terms of the Company’s credit facilities with their lenders, the Company is prohibited from paying any cash dividends without prior bank approval.

Management

      The executive officers of the Company and their ages and positions at April 5, 2000, are as follows:

Name	Age	Position

Philip L. Francis	53	Chairman, President and Chief Executive Officer

Robert F. Moran	49	President, North American Stores

Neil T. Watanabe	46	Executive Vice President, Chief Financial Officer

Kenneth A. Banks	54	Senior Vice President, Marketing, Branding & Advertising

Carol M. Cox	57	Senior Vice President, Human Resources

Scott A. Crozier	49	Senior Vice President and General Counsel

David L. King	47	Senior Vice President, Chief Information Officer

Marcia R. Meyer	50	President, PETsMART International Supply Company

Philip B. Murphy	51	Senior Vice President, General Manager of PETsMART Services

Neil H. Stacey	46	Senior Vice President, Consumables Merchandising

Timothy Troy	53	Senior Vice President, Logistics and Distribution

Anthony N. Truesdale	38	Senior Vice President, Hardgoods & Specialty Merchandising and International Sourcing

James T. Walsh	50	Senior Vice President, Store Operations

Anthony J. Leonardi	53	President, PETsMART Direct

      Philip L. Francis joined PETsMART in March 1998, as President and Chief Executive Officer. In September 1999, Mr. Francis was elected Chairman of the Board, President and Chief Executive Officer. Mr. Francis has been a member of the Board of Directors of PETsMART since 1989. Prior to joining PETsMART, Mr. Francis was President and Chief Executive Officer of Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc, where he had joined as Chief Operating Officer in 1991.

      Robert F. Moran joined PETsMART in July 1999, as the President, North American Stores. In his new position, Mr. Moran is responsible for the leadership of PETsMART’s United States and Canadian stores. Mr. Moran joined PETsMART from Toys R Us, Ltd., Canada, where he was President since August 1998. Prior to joining Toys R Us, he was with Sears, Roebuck and Company for 20 years in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

      Neil T. Watanabe joined PETsMART in March 1998, as Executive Vice President and Chief Financial Officer. Mr. Watanabe, a certified public accountant, was Senior Vice President and Chief Financial Officer of Mac Frugal’s Bargain Close-Out, a discount retailer, from 1996 to January 1998. From 1995 to 1996, he was Vice President Finance/ Controller and Corporate Administration for Kay-Bee Toys, a mall-based specialty toy retailer. Prior to joining Kay-Bee Toys, Mr. Watanabe was Chief Financial and Operating Officer of Motherhood Maternity, Inc. from 1994 to 1995, and Vice President and Corporate Controller of Filene’s Basement, Incorporated from 1988 to 1994.

      Kenneth A. Banks joined PETsMART in October 1998, as Senior Vice President of Marketing, Branding and Advertising. From 1996 to 1998, Mr. Banks was an independent consultant, specializing in retail marketing and advertising consulting. Mr. Banks was President/ General Manager for Fahlgren Benito Advertising from 1995 to 1996, and served as Vice President of Marketing for Circuit City Stores, Inc. from 1994 to 1995. From 1979 to 1994 Mr. Banks was Vice President of Marketing Communications for Eckerd Drug Company.

      Carol M. Cox joined PETsMART in October 1998, as Senior Vice President of Human Resources. From 1997 to 1998, Ms. Cox was Director of Human Resources for Rural/ Metro Corporation. From 1995 to 1997, Ms. Cox was Vice President of Human Resources for Frank’s Nursery and Crafts. Ms. Cox was also Senior Vice President of Human Resources for Dylex, Ltd., Canada’s largest specialty retailer headquartered in Toronto, Canada from 1987 through 1995.

      Scott A. Crozier joined PETsMART in June 1999, as Senior Vice President and General Counsel. Mr. Crozier is the chief legal officer of the corporation and its subsidiaries. He also recently assumed management responsibility for the Real Estate department of the Company. Mr. Crozier previously served as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was counsel for Talley Industries, Inc., and worked as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and a special assistant attorney general with the Arizona Attorney General’s Office.

      David L. King joined PETsMART in April 2000, as Senior Vice President, Chief Information Officer. From June 1999 to March 2000, Mr. King was Director of Sales and Marketing — The Americas, for JDA Software, Inc. and he was Director of Consulting for JDA-Latin America Division from 1997 to May 1999. Mr. King previously served as Director of Systems & Logistics (CIO) with Salinas y Rochas, S.A. de C.V., Mexico City, Mexico from 1994 to 1997. From 1984 to 1993, Mr. King was President and owner of KingTec International, Inc. (KTI), a consulting firm offering management of information systems, implementation of software and software designs.

      Marcia R. Meyer joined PETsMART in 1990, as Vice President and General Merchandise Manager. In March 1997, she was promoted to President of PETsMART International Supply Company, a unit of PETsMART. From 1985 to 1989, Ms. Meyer held various executive positions with Broadway Southwest, a division of Carter Hawley Hale Stores, Inc., most recently as Senior Vice President and General Merchandise Manager.

      Philip B. Murphy joined PETsMART in 1996, as Vice President, Corporate Brands, and was promoted to Senior Vice President of Merchandising in March 1997. In October 1999, Mr. Murphy was named Senior Vice President, General Manager of PETsMART Services. Prior to joining PETsMART, Mr. Murphy spent 28 years with various food retailing and distribution companies in various executive merchandising and marketing positions.

      Neil H. Stacey, joined PETsMART in 1995 as Vice President of Merchandising and was named Senior Vice President of Consumables Merchandising, in October 1999. Prior to joining PETsMART, Mr. Stacey worked for American Drug stores for 16 years and American Stores Company for 2 years. He has retail experience in Store Management, Human Resources, Procurement and Field Operations.

      Timothy N. Troy joined PETsMART in August 1999, as Senior Vice President, Logistics. Most recently, Mr. Troy has been Executive Vice President of Distribution for TRUSERV, the global co-operative that supplies True Value Hardware Stores. Prior to 1998, Mr. Troy was at Sears, Roebuck and Company from 1989 in various management positions, most recently as Vice President of Full Line Stores/ Import Logistics. Mr. Troy’s earlier career assignments include being a buyer at Bonwit Teller and Neiman Marcus and Director of Inventory Planning and Control at Target.

      Anthony N. Truesdale joined PETsMART in January 1999, as Vice President, Hardgoods, Merchandising and in October 1999 was named Senior Vice President, Hardgoods & Specialty Merchandising and International Sourcing. Prior to joining PETsMART, Mr. Truesdale was an executive in various positions with Shaw’s Supermarkets for 13 years in Operations and Merchandising and was seconded to Sainsbury (2nd largest retailer in the United Kingdom) where he was responsible for Produce for 2 years.

      James T. Walsh joined PETsMART in April 1999, as Senior Vice President, Store Operations and Services. From 1981 to 1999, Mr. Walsh held several senior management positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc, including Warehouse Manager, Store Manager, District Manager, Vice President and General Manager. Most recently, he served Shaw’s as Senior Vice President of Retail Operations and a member of the Shaw’s Board of Directors.

      Anthony J. Leonardi joined PETsMART in 1997, as President of PETsMART Direct. From 1979 to 1997, Mr. Leonardi held various executive positions at Sara Lee Corporation, most recently serving as President of Catalog Division.

Item 2.  Properties

      The following table summarizes the locations of the superstores by country and state at January 30, 2000:

Number of
Superstores

United States:

Alabama	1

Arizona	16

Arkansas	2

California	62

Colorado	17

Connecticut	1

Delaware	1

Florida	32

Georgia	21

Idaho	1

Illinois	29

Indiana	13

Iowa	1

Kansas	7

Kentucky	3

Louisiana	2

Maryland	17

Massachusetts	3

Michigan	13

Minnesota	11

Mississippi	1

Missouri	10

Montana	2

Nebraska	3

Nevada	6

New Hampshire	2

New Jersey	14

New Mexico	3

New York	8

North Carolina	13

Ohio	22

Oklahoma	6

Oregon	6

Pennsylvania	15

Rhode Island	1

South Carolina	5

Tennessee	8

Texas	44

Utah	7

Number of
Superstores

Vermont	1

Virginia	17

Washington	14

Wisconsin	3

Total United States superstores	464

Canada	20

Total North America superstores	484

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

      The Company has entered into lease agreements for certain of its superstores as part of structured lease financing facilities (the “Structured Lease Facilities”). The Structured Lease Facilities provide a special purpose entity (not affiliated with the Company) with the necessary financing to complete the acquisition and construction of new PETsMART superstores. Once construction has been completed, another special purpose entity (also not affiliated with the Company) leases the completed superstores to the Company for a five-year term.

      The Company’s corporate offices cover approximately 165,000 square feet. The lease for this space expires in 2012. PETsMART’s distribution center in Columbus, Ohio covers 594,000 square feet. The lease on this distribution center expires in 2008. The Company operates 13 regional consolidation centers in public warehouse facilities. In addition, the Company has a 430,000 square foot distribution center in Phoenix, Arizona, the lease on which expires in April 2002. The Company leases a 230,000 square foot facility in Ennis, Texas, under a lease, which expires in 2012.

      PETsMART Direct owns and operates a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

Item 3.  Legal Proceedings

      On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleged, among other things, that the Company and its officers and directors issued materially false financial statements about the Company’s flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations were also filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled in Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), amended complaint in the District Court. The Company and the individual defendants filed a motion to dismiss the consolidated amended complaint, and on June 3, 1999, the Court entered an order granting the motion to dismiss. The Plaintiffs filed a notice of appeal, but they subsequently stipulated to dismiss their appeal. Accordingly, the action has been fully and finally resolved.

      On March 18, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified damages based on various alleged violations of the Fair Labor Standards Act (FLSA), including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed four motions for partial summary judgment on Plaintiffs claim that four in-store management positions were improperly classified as exempt under FLSA. These motions were denied. On or about July 30, 1999, Plaintiffs filed a motion seeking Class Certification and Court-Supervised Notice to Potential Collective Action Members. The Court denied this motion on September 28, 1999. The Court ordered the parties to participate in a mediation on December 15, 1999, during which the parties reached a settlement. In January 2000, the lawsuit was dismissed with prejudice.

      In December 1996, Richard Northcott, the former chairman of Pet City Holdings plc, became a member of the Company’s Board of Directors in connection with the Company’s acquisition of Pet City. Certain former Pet City affiliates thereafter retained counsel in the United States and made allegations claiming that the Company had misled the shareholders of Pet City at the time of acquisition concerning the Company’s business, finances and prospects. On September 30, 1997, shortly after the receipt of the allegations by the Company, Mr. Northcott resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations, which have been made, are without merit. Nevertheless, there can be no assurance that these former affiliates will not initiate litigation seeking monetary damages or an equitable remedy. A mediation has been scheduled to occur on May 3, 2000.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 30, 2000.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Shareholder Matters

      Price Range of Common Stock and Dividend Policy. The Company’s Common Stock is traded on the Nasdaq Stock Market under the symbol “PETM.” The following table sets forth for the periods indicated the high and low price per share of the common stock on the Nasdaq Stock Market. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ended January 31, 1999	High	Low

First Quarter ended May 3, 1998	$13.13	$6.88

Second Quarter ended August 2, 1998	12.19	8.19

Third Quarter ended November 1, 1998	7.92	4.94

Fourth Quarter ended January 31, 1999	11.44	7.38

Fiscal Year Ended January 30, 2000	High	Low

First Quarter ended May 2, 1999	$9.69	$7.22

Second Quarter ended August 1, 1999	10.31	7.56

Third Quarter ended October 31, 1999	7.50	3.00

Fourth Quarter ended January 30, 2000	5.84	3.84

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s revolving credit agreement restricts the payment of dividends.

      On April 5, 2000, there were 7,168 shareholders of record of the Company’s Common Stock.

Item 6.  Selected Financial Data

      The information required by this Item is attached at Appendix A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PETsMART Superstores, Distribution, Information Systems, Competition, Government Regulation and Business Risks included in this Form 10-K for the year ended January 30, 2000.

Overview

      Fiscal year 1999 was a year of significant events for PETsMART. The Company opened 58 new superstores, including nine replacement stores, and closed six stores in North America, repurchased $25 million in common stock, sold its subsidiary in the United Kingdom (“UK”) and invested approximately $29 million in PETsMART.com, an e-commerce pet business. Additionally, the Company transferred operational control of the United States veterinary clinics owned by PETsMART Veterinary Services, Inc. to a third-party operator, Medical Management International, Inc. (“MMI”) in exchange for an equity interest in MMI and a license agreement to rent space in the existing PETsMART stores.

      The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of existing superstores. In view of the increasing maturity of its superstore base (4.2 years as of year end 1999), as well as the planned opening of 50 additional superstores, net of relocations, in existing markets and single-store markets, the Company anticipates that comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company’s quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store operating expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. Commencing with the first quarter of fiscal 1999, the Company charges preopening costs associated with each new superstore to earnings as the costs are incurred. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

Sale of Subsidiary

      The Company consummated the sale of its UK subsidiary (the “Transaction”) to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash of approximately $48.9 million less debt of approximately $7.0 million. In connection with the sale, the Company recorded a net loss of $31.1 million, including $23.6 million related to the excess of net book value over cash consideration and transaction fees of approximately $7.5 million. Additionally, the Company has reflected the subsidiary’s $14.6 million loss from operations, excluding the related tax effects, for fiscal year 1999 through the date of the Transaction, as a loss on disposal of subsidiary in the accompanying consolidated statement of operations.

Business Combinations and Restructuring Charges

      During the fourth quarter of fiscal 1996, the Company acquired all of the outstanding equity interests of Pet City Holdings Plc, a pet food and supplies superstore retailer in the UK (“UK subsidiary”). In connection with this transaction, the Company recorded merger and business integration charges during fiscal 1997 of approximately $13.6 million, consisting of costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore.

      In connection with its initiatives to refocus its operations, the Company in the second quarter of fiscal 1997 recorded charges of $61.0 million, of which approximately $44.9 million was recorded as a separate restructuring charge during the quarter. Approximately $30.0 million was related to the costs of closing or relocating 33 stores, of which 31 were formerly acquired stores, approximately $8.5 million was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures, and approximately $4.1 million was related to the Company’s previous acquisitions. The remaining charges of $2.3 million included approximately $1.0 million of anticipated costs associated with the Company’s decision to complete the consolidation of distribution facilities and approximately $1.3 million represented the write-off of the Company’s investment in certain entities accounted for under the cost method which were impaired as a result of the Company’s decision to close certain departments within the PETsMART superstores.

      Of the remaining $16.1 million of one-time charges, approximately $9.4 million of related charges were recorded as cost of goods sold, $3.3 million were recorded as store operating expenses, and $3.4 million were included in general and administrative expenses. The $9.4 million of other one-time expenses were comprised of the write-down or write-off of certain impaired assets, including discontinued Discovery Center merchandise, from cost to net realizable value, reserves for litigation and other matters. The $3.3 million of other expenses reflected as a component of store operating expenses and the $3.4 million of one-time expenses reflected as general and administrative expenses consist primarily of a change in estimated self-insurance costs due to adverse claims experience in the Company’s worker’s compensation plans, expenses related to the preliminary stages of a consulting project for a new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

      During the fourth quarter of fiscal 1998, a $1.8 million benefit was recognized as a change in estimate as a result of favorable settlements of real estate leases on stores identified for closure in conjunction with the fiscal 1997 restructuring charge.

      The $10.4 million balance remaining in the accrued merger, business integration and restructuring costs liability account as of January 30, 2000 consists of store lease termination costs of $5.6 million, equipment lease termination costs of $2.5 million, and other real estate and store closure costs of $2.3 million. Lease termination and real estate costs paid during fiscal 1999 were approximately $9.4 million.

Results of Operations

      The following table sets forth the percentage relationship to net sales, unless otherwise indicated, of certain items included in the Company’s statements of operations:

	Fiscal Year Ended

	Jan. 30,	Jan. 31,	Feb. 1,
	2000	1999	1998(a)

Statement of Operations Data:

Net sales	100.0%	100.0%	100.0%

Cost of sales	72.9	75.0	75.3

Gross profit	27.1	25.0	24.7

Store operating expenses	19.7	19.0	19.3

Store preopening expenses	0.3	0.4	0.5

General and administrative expenses	3.0	2.9	2.8

Loss on disposal of subsidiary	2.2	—	—

Merger, business integration and restructuring costs (benefits)	—	(0.1)	3.2

Operating income (loss)	1.9	2.8	(1.1)

Interest income	0.1	0.1	0.0

Interest expense	(1.0)	(1.1)	(0.8)

Income (loss) before equity loss in PETsMART.com, income tax expenses (benefit) and cumulative effect of a change in accounting principle	1.1	1.8	(1.9)

Equity loss in PETsMART.com	(1.4)	—	—

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	(0.3)	1.8	(1.9)

Income tax expense (benefit)	1.2	0.8	(1.0)

Income (loss) before cumulative effect of a change in accounting principle	(1.5)	1.0	(0.9)

Cumulative effect of a change in accounting principle, net of tax benefit	—	—	(0.1)

Net income (loss)	(1.5)%	1.0%	(1.0)%

(a)	Excludes restructuring charges of $9.4 million, $3.3 million, and $3.4 million recorded as components of cost of sales, store operating expenses, and general and administrative expenses, respectively. See “Business Combinations and Restructuring Charges” above.

Fiscal 1999 Compared to Fiscal 1998

      Net sales were approximately $2.1 billion for fiscal 1999 and were unchanged from the $2.1 billion reported for fiscal 1998. The 1999 results exclude sales from the UK subsidiary entirely, which was sold in December 1999, and represented $0.2 billion in 1998. The 1999 results also exclude sales from the United States veterinary clinics after the clinics were sold to MMI in July 1999. On a comparable basis excluding the UK and veterinary sales from both 1999 and 1998, net sales increased 12.6% from approximately $1.9 billion in 1998. Comparable North American store sales increased 4.6% for the period. During 1999, the Company opened 58 new superstores, including nine replacement stores, and closed six stores in North America for a net increase of 43 stores. The Company had 484 North American superstores in operation at January 30, 2000 compared to 441 North American superstores open at January 31, 1999.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.1% for fiscal 1999 from 25.0% for fiscal 1998. On a comparable basis, excluding the UK subsidiary from 1998, gross profit in 1998 was 25.7%. This increase principally reflected improved product margins and sales mix changes, offset partially by increased warehouse and distribution costs.

      Store operating expenses, which includes payroll and benefits, advertising and other store expenses, increased as a percentage of net sales to 19.7% for fiscal 1999 from 19.0% for fiscal 1998. Excluding the UK, store operating expenses were 18.9% of sales in 1998. This increase in 1999 resulted from increased North American advertising expenditures and increased payroll and benefits due to labor requirements for the conversion to the Company’s new information system and point-of-sale register system.

      Store preopening expenses as a percentage of net sales decreased to 0.3% for fiscal 1999, compared to 0.4% in 1998. Including nine replacement stores, the Company opened 58 stores during fiscal 1999, compared to 74 North American stores opened in fiscal 1998. For stores that opened during fiscal 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company’s prior experience.

      General and administrative expenses as a percentage of sales increased to 3.0% for 1999, as compared to 2.9% for 1998. Excluding the UK, general and administrative expenses were 3.0% of sales in 1998. General and administrative costs for fiscal 1998 included $4.7 million of nonrecurring legal and settlement costs and executive severance costs. Excluding the one-time legal and severance costs and the UK, general and administrative costs as a percentage of sales were 2.7% of sales for fiscal 1998. The increase in 1999 over 1998 relates to costs incurred during the implementation of the Company’s new information systems, including one-time costs for payroll and benefits, equipment costs and professional fees, which totaled approximately $5.0 million.

      Loss on disposal of subsidiary in fiscal 1999 was approximately $45.7 million, including approximately $31.1 million of loss and transaction related expenses on the sale of the Company’s UK subsidiary, and approximately $14.6 million of loss from operations in the UK during 1999.

      The Company’s operating income decreased to $41.1 million for 1999 from $57.3 million for 1998, excluding the $1.8 million of merger and restructuring benefit recorded in 1998. This decrease was primarily due to the loss on disposal of subsidiary and operational losses of the UK, offset in part by increased gross profit and decreased preopening expenses as described above.

      Interest income decreased slightly to $2.9 million for 1999 from $3.1 million for 1998, principally due to the decrease in average cash balances available to invest during fiscal 1999, primarily due to stock repurchase, equity investment in PETsMART.com, and increased capital expenditures for information systems, offset by proceeds from the sale of the UK subsidiary. Interest expense decreased to $21.7 million for 1999 from $23.1 million for 1998. Excluding the UK segment’s interest expense from fiscal 1998, interest expense on a comparable basis was $21.4 million for fiscal 1998.

      Equity loss in PETsMART.com, in which the Company has a 49.6% equity investment, represents the Company’s proportionate share of loss from PETsMART.com, which began operations in June 1999. The Company’s portion of PETsMART.com’s losses from the date operations began through the end of fiscal 1999 was approximately $29.1 million.

      For fiscal 1999, the $25.1 million income tax provision resulted in a reported effective rate of 368%. Losses from the Company’s equity investment in PETsMART.com are excluded from the Company’s consolidated income tax return. Also, the loss on the sale of the UK subsidiary is not deductible for tax purposes until a capital gain is recognized to offset the capital loss. Excluding the tax benefit of $4.8 million realized from the operating loss on the UK in 1999, the tax provision then becomes $29.9 million or 43.1% of pretax income before losses from the UK subsidiary and the equity investment in PETsMART.com. The 1998 effective tax rate was 40.0%. The increase in the adjusted 1999 effective tax rate is principally due to a higher effective tax rate on Canadian income and other foreign tax rate adjustments, net of accrual adjustment.

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (“SOP-98-5”). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

      As a result of the foregoing, the Company reported a net loss of $32.4 million (or $0.28 per share — basic) for fiscal 1999 compared to net income $23.3 million (or $0.20 per share — basic) for fiscal 1998.

      The following table summarizes the earnings per share impact of the Company’s electronic commerce business (PETsMART.com) corporate joint venture and the disposal of the UK retail subsidiary:

	Fiscal Year Ended

	January 30, 2000	January 31, 1999

North America stores and Direct	$0.33	$0.24

PETsMART.com	(0.25)	—

UK retail subsidiary, net of tax benefit	(0.36)	(0.04)

Total earnings per share — basic	$(0.28)	$0.20

Fiscal 1998 Compared to Fiscal 1997

      The following discussion of results of operations for fiscal 1998 and fiscal 1997 excludes the effects of the restructuring, merger and business integration costs discussed above in “Business Combinations and Restructuring Charges.”

      Net sales increased 17.8% to approximately $2.1 billion for fiscal 1998 from $1.8 billion for fiscal 1997. Comparable North American store sales increased 6.3% for the period, and comparable UK store sales decreased 1.4%. During 1998, the Company opened 74 new superstores, including 14 replacement stores, and closed 17 stores in North America and opened 12 stores and closed three stores in the United Kingdom. The Company had 534 superstores in operation at January 31, 1999 compared to 468 superstores open at February 1, 1998.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 25.0% for fiscal 1998 from 24.7% for fiscal 1997. This increase principally reflected improved product margins in North American and UK operations which were offset by higher occupancy costs in certain locations, particularly in newer UK stores, increased warehouse and distribution costs and higher personnel costs in veterinarian operations.

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

      Store preopening expenses as a percentage of net sales decreased to 0.4% for fiscal 1998, compared to 0.5% in 1997. Including 14 North American replacement stores and 12 new UK stores, the Company opened 86 stores during fiscal 1998. The average store preopening expense of $102,000 per store in fiscal 1998 was higher than historical levels due to the need to hire temporary setup personnel in certain tight labor markets.

      General and administrative expenses as a percentage of sales increased to 2.9% for 1998, as compared to 2.8% for 1997. The increase was directly related to costs incurred in connection with the closure of stores, management information system costs related to the Company’s North America systems initiatives, as well as $4.7 million of nonrecurring legal and settlement costs and executive severance costs recorded in second quarter 1998. Excluding the one-time legal and severance costs, general and administrative costs as a percentage of sales were 2.7% of sales for fiscal 1998.

      The Company’s operating income increased to $57.3 million for 1998 from $37.7 million for 1997, excluding the $1.8 million of merger and restructuring benefit recorded in 1998 and the $73.5 million of merger and restructuring costs recorded in 1997. Excluding the merger and restructuring benefit and costs, operating income as a percentage of net sales increased from 2.1% for 1997 to 2.7% for 1998.

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

      For fiscal 1998, income taxes were provided at an annual effective rate of 40.0%. This reflects an increase over historical levels due to changes in foreign tax rates and mix of foreign and domestic taxable income or loss. The Company’s income tax provision for 1997 reflects the effects of the nondeductibility of certain of the costs associated with the merger and restructuring charges recorded. Additionally, the statutory reduction in the UK corporate tax rate enacted during second quarter 1997 required a $0.6 million charge to reflect the decrease in the deferred tax asset due to the rate reduction. After excluding the effects of these items, the Company’s effective income tax rate from operations was 38.5% for fiscal 1997.

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

      In November 1997, $200 million of 6 3/4% Subordinated Convertible Notes (the “Notes”) were issued by the Company and sold to “qualified institutional buyers” as defined in Rule 144A of the Securities Act of 1933, as amended (the “Securities Act”) in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. In April 1998, the Notes were registered publicly through an S-3 filing. The net proceeds to PETsMART from the sale of the Notes were approximately $193.3 million.

      During fiscal 1999, approximately $25,000,000 (before commissions) in cash was used to repurchase 5,550,000 shares of the Company’s Common Stock, at an average price of $4.50.

      The Company consummated a sale of its UK subsidiary with an unrelated third party on December 15, 1999. This transaction provided the Company cash proceeds before transaction costs of approximately $48.9 million less debt of approximately $7.0 million.

      At January 30, 2000, total assets were $835.4 million, of which $518.7 million were current assets. Cash and cash equivalents were $41.5 million.

      Cash used in operations was $26.3 million for fiscal 1999, compared to cash provided by operations of $76.4 million for the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory) decreased to 38.2% at January 30, 2000, compared to 44.3% at January 31, 1999. Inventory balances were approximately $377.3 million at January 30, 2000, and $336.1 million at January 31, 1999. Average North American store inventory, which excludes the inventory of PETsMART Direct, increased 10.0%, to $726,000 per store at January 30, 2000, from approximately $660,000 at January 31, 1999. This increase was primarily due to increased inventory levels during the third and fourth fiscal quarters of the year to reduce the risk of potential out-of-stock occurrences caused by the implementation of the Company’s new information system. Receiv-

ables increased $33.2 million primarily due to unpaid advertising allowances and rebates. Significant non-cash losses added back to operations included the loss on the disposal of the UK subsidiary and the equity loss in PETsMART.com.

      The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to purchase superstores for sale and leaseback, and during fiscal 1999 has used cash to invest in equity holdings of PETsMART.com partially offset by proceeds from the sale of the UK subsidiary. It is possible that the Company may need to make additional investments in PETsMART.com in future years to fund operations if PETsMART.com is unable to generate sufficient funds from operations or from other sources. Net cash used in investing activities was $52.7 for fiscal 1999, as compared to $34.8 million for 1998.

      Net cash flows used in financing activities consist primarily of principal payments on capital lease obligations and the repurchase of the Company’s common stock for fiscal 1999.

      The Company’s primary long-term capital requirements are for opening new superstores and distribution centers, the costs of closing redundant or inadequate superstores, corporate investments, including expenditures associated with the continued development and implementation of the Company’s new information systems, and for working capital.

      All of the Company’s superstores are leased facilities. The Company expects to open 40 new 19,000 square foot superstore locations, primarily in single-store markets and as fill-in locations in existing markets for Fiscal Year 2000. The older 26,000 square foot prototype will be used in the remaining 15 new store locations for Fiscal Year 2000. The Company expects that these smaller stores will comprise all of its new store locations in future years as the Company’s real estate strategy matures. These locations are generally leased facilities and capital expenditures for these locations will typically include approximately $325,000 for inventory, net of accounts payable, approximately $95,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which is also typically financed through leases.

      Based upon the Company’s current plan to open approximately 55 new North American stores during fiscal 2000, approximately $28.9 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

      PETsMART completed its implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. The Company estimates that its total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to any lease financing that may be available, will be approximately $70 million from the inception of the project through the end of fiscal 2000. The Company continues to replace and upgrade its existing point-of-sale equipment. This project was completed in all North American stores in the middle of the fiscal fourth quarter of 1999. Total expenditures for hardware and software related to the POS project were approximately $8 million, and was financed through a lease transaction.

      Capital expenditures, net of construction allowances, were approximately $60.3 million during fiscal 1999. Such expenditures were used primarily for the opening of new superstores in North America, the development and implementation of the Company’s new information system and the remodel and maintenance of the Company’s existing superstores.

      On April 13, 2000, the Company renewed its revolving credit agreement (see Footnotes 8 and 15 of the Consolidated Notes to the Financial Statements). As a result, the capacity of the revolving credit agreement increased to $70 million for the revolver and $40 million for real estate commitments. The Company may also obtain additional financing or debt outside of the revolving credit agreement up to $40 million. Borrowings under the agreement bear interest at the Company’s option, of either Prime Rate plus 0.25% to 0.50% or LIBOR plus 1.75% to 2.25%. The agreement expires on April 13, 2003. The line is secured by the inventory of the U.S. store operations. The collateral is released if the Company can meet specific financial hurdles for three consecutive quarters. The restrictive covenants remain the same as the previous revolving credit agreement. The new agreement also allows the Company $25 million annually to be used for the repurchase of stock or subordinated debt.

      On April 13, 2000, the Company’s Board of Director’s approved the purchase of an aggregate of $25 million of its common stock or its convertible debentures annually for each of the next three fiscal years. The Company’s policy on the repurchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows to maintain appropriate liquidity.

      Management believes that its existing cash and cash equivalents, together with cash flow from operations, borrowing capacity under its bank credit facility and available lease financing will provide adequate funds for the Company’s foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company’s ability to fund its operations and to make planned capital expenditures, scheduled debt payments, refinance indebtedness, purchase outstanding equity and subordinated debt and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Seasonality and Inflation

      The Company’s business is subject to some seasonal fluctuation and it typically realizes a significant portion of its net sales and operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company’s products and services designed to address pet health needs, such as flea and tick problems, have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART’s superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

      The Company’s results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

Recent Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133” issued in June 1999 defers the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was issued in June 1998. SFAS 133 establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. Adoption is required for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company has not yet analyzed the impact of adopting this statement.

Item 7.a.  Quantitative and Qualitative Disclosures About Market Risks

      The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, borrowings under its revolving credit arrangement and the 6.75% convertible subordinated notes due 2004. The Company had entered into interest rate swaps to lower its funding costs and reduce its exposure to changes in short term interest rates. In January 2000, the Company terminated all interest rate swap agreements for a nominal cost. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company’s operations, cash flow or financial position. See Notes 8 and 10 of Notes to the Consolidated Financial Statements.

Item 8.  Financial Statements and Supplementary Data

      The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      During the fiscal year ended January 30, 2000, the Company filed a report on Form 8-K, dated April 30, 1999 as filed on May 5, 1999, and as amended on May 10, 1999, in which the Company announced a change in its Independent Accountants.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held on June 22, 2000 (the “Proxy Statement”).

      The required information concerning Executive Officers of the Company is contained in Item 1, Part 1 of this Report.

Item 11.  Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” contained in the Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in the Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in the Proxy Statement.

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a)  The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements: The financial statements of PETsMART are included as Appendix F of this report. See Index to Financial Statements on page F-1.

2.	Financial Statement Schedules: The financial statement schedule required under the related instructions is included as Appendix F of this report. See index to Financial Statements on page F-1.

3.	Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

      (b)  Reports on Form 8-K.

During the fourth quarter of fiscal 1999, the Company filed no reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 23, 2000.

PETsMART, Inc.

By:	/s/ PHILIP L. FRANCIS

Philip L. Francis
Chairman, President,
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors President, Chief Executive Officer	April 23, 2000
/s/ NEIL T. WATANABE Neil T. Watanabe	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	April 23, 2000
/s/ JOHN R. FRENCH John French	Vice President, Controller	April 23, 2000
/s/ NORMAN E. BRINKER Norman E. Brinker	Director	April 23, 2000

/s/ THIERRY DEFFOREY Thierry Defforey	Director	April 23, 2000

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 23, 2000

/s/ JANE EVANS Jane Evans	Director	April 23, 2000

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 23, 2000

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 23, 2000

/s/ WALTER J. SALMON Walter J. Salmon	Director	April 23, 2000

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 23, 2000

APPENDIX E

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among PETsMART, PETsMART Acquisition Corp. and Petstuff, Inc., dated February 7, 1995, as amended(5)

2.2	Agreement and Plan of Reorganization between PETsMART and The Weisheimer Companies, Inc., dated January 28, 1994(2)

2.3	Agreement and Plan of Reorganization between PETsMART, Remington Acquisition Corp., Sporting Dog Specialties, Inc. and certain individual shareholders named therein, dated as of April 3, 1995 (the “Sporting Dog Agreement”)(3)

2.4	Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3)

2.5	Agreement and Plan of Reorganization and Plan of Merger by and among PETsMART, Turnpike Acquisition Corp., and The Pet Food Giant, Inc., dated as of August 17, 1995(5)

2.6	Agreement and Plan of Reorganization by and among PETsMART, Stallion Acquisition Corp., and State Line Tack, Inc., dated as of December 20, 1995(7)

2.7	Merger Agreement by and among PETsMART and Pet City Holdings plc, dated as of October 24, 1996(9)

3.1	Restated Certificate of Incorporation of PETsMART(1)

3.2	By-laws of PETsMART(1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART(8)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Restated Registration and First Refusal Rights Agreement, among PETsMART and the parties named therein, dated October 30, 1992(1)

4.3	Series H Preferred Stock Purchase Agreement between PETsMART and the other parties named therein, dated as of September 8, 1991(1)

4.4	Indenture between PETsMART and Norwest Bank Minnesota, N.A., as Trustee dated as of November 7, 1997(10)

4.5	Purchase Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities Corporation, and Nationsbanc Montgomery Securities, Inc., dated as of November 4, 1997(10)

4.6	Registration Rights Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities Corporation, and Nationsbanc Montgomery Securities, Inc., dated as of November 7, 1997(10)

4.7	Form of Convertible Note(11)

10.1	Form of Indemnity Agreement entered into between PETsMART and its directors and officers, with related schedules(1)

10.2*	PETsMART’s 1995 Equity Incentive Plan (the “Incentive Plan”) (an amendment and restatement of the Registrant’s 1988 Stock Option Plan)(4)

10.3*	Form of Incentive Stock Option Grant under the Incentive Plan(4)

10.4*	Form of Non-qualified Stock Option Grant under the Incentive Plan(4)

E-1

Exhibit
Number	Description of Document

10.5*	PETsMART’s 1992 Non-Employee Director’s Stock Option Plan(1)

10.6*	PETsMART’s Employee Stock Purchase Plan(1)

10.12*	Employment Agreement between Giles Clarke, PETsMART and Pet City Holdings, plc dated as of October 23, 1996(9)

10.17	Deed of Variation to the Employment Agreement between Giles Clarke, PETsMART, and Pet City Holdings, plc dated as of September 2, 1998(12)

10.19	Fifth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and Bank of America, N.A. as Administrative Lender, dated as of April 13, 2000

16	Letter re: Change in Certifying Accountants(13)

23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

27.	Financial Data Schedules

*	Management Contract or Compensatory Plan or Agreement

(1)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912).

(2)	Incorporated by reference to the indicated exhibit to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on April 8, 1994.

(3)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-4 (File No. 33-91356), as amended.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 to PETsMART’s Quarterly Report on Form 10-Q (File No. 0-21888), filed on June 8, 1995.

(5)	Incorporated by reference to Exhibit 2.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on September 28, 1995.

(6)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Quarterly Report on Form 10-Q (File No. 0-21888), filed on December 11, 1995.

(7)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on February 13, 1996.

(8)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 11, 1996.

(9)	Incorporated by reference to Exhibits 2.1 and 10.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on December 31, 1996, as amended by PETsMART’s Current Report of Form 8-K/ A (File No. 0-21888), filed on February 14, 1997.

(10)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed November 26, 1997.

(11)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed March 5, 1998.

(12)	Incorporated by reference to Exhibit 10.17 to PETsMART’s Annual Report on Form 10-K (File No. 0-21888), filed on April 26, 1999.

(13)	Incorporated by reference to Exhibit 16.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on May 5, 1999, as amended by a Current Report on Form 8-K/A (File No. 0-21888), filed on May 10, 1999.

E-2

PETsMART, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of

PETsMART, Inc. and Subsidiaries

      We have audited the accompanying consolidated balance sheet of PETsMART, Inc. and Subsidiaries (the “Company”) as of January 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of January 30, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Phoenix, Arizona

March 2, 2000 (Except Note 15, as to which the date is April 13, 2000)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders

of PETsMART, Inc. and Subsidiaries

      In our opinion, the consolidated balance sheet as of January 31, 1999 and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended January 31, 1999 present fairly, in all material respects, the financial position, results of operations and cash flows of PETsMART, Inc. and Subsidiaries at January 31, 1999 and for each of the two years in the period ended January 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule for each of the two years in the period ended January 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of PETsMART, Inc. and Subsidiaries for any period subsequent to January 31, 1999.

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 26, 1999

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2000	1999

	(In thousands,
	except par value)

Assets

Cash and cash equivalents	$41,498	$153,336

Receivables, net (Notes 1, 2 and 11)	68,760	49,235

Merchandise inventories (Note 15)	377,298	336,058

Prepaid expenses and other current assets (Note 6)	31,159	27,943

Total current assets	518,715	566,572

Property and equipment, net (Note 3)	263,327	279,727

Investments (Note 2)	30,802	5,378

Other assets (Note 1)	15,766	31,244

Deferred income taxes (Note 6)	6,780	49,078

Total assets	$835,390	$931,999

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$144,076	$148,915

Accrued payroll and employee benefits	30,839	24,799

Accrued occupancy expenses	13,214	15,580

Accrued merger, business integration and restructuring costs (Note 5)	10,410	19,833

Other accrued expenses	27,272	44,704

Current maturities of capital lease obligations (Note 11)	12,593	16,434

Total current liabilities	238,404	270,265

Subordinated convertible notes (Note 9)	200,000	200,000

Capital lease obligations (Note 11)	63,951	79,771

Deferred rents and other liabilities (Note 6)	18,611	17,145

Total liabilities	520,966	567,181

Commitments and contingencies (Notes 7, 8, 11, 12 and 13)

Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding

Common stock; $.0001 par value; 250,000 shares authorized, 117,246 and 116,461 shares issued and outstanding	12	12

Additional paid-in capital	400,108	394,799

Deferred compensation	(1,903)	(2,503)

Accumulated deficit	(57,279)	(24,857)

Accumulated other comprehensive loss	(1,304)	(2,633)

Less: treasury stock, at cost, 5,550 shares	(25,210)	—

Total stockholders’ equity	314,424	364,818

Total liabilities and stockholders’ equity	$835,390	$931,999

The accompanying notes are an integral part of these financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

	(In thousands, except per share data)

Net sales	$2,110,316	$2,109,322	$1,790,599

Cost of sales	1,538,584	1,581,202	1,356,413

Gross profit	571,732	528,120	434,186

Store operating expenses	415,114	399,897	349,563

Store preopening expenses	6,130	8,814	9,222

General and administrative expenses	63,719	62,153	53,865

Loss on disposal of subsidiary (Note 4)	45,669	—	—

Merger, business integration and restructuring costs (benefits) (Note 5)	—	(1,808)	57,364

Operating income (loss)	41,100	59,064	(35,828)

Interest income	2,866	3,092	213

Interest expense (Note 10)	(21,722)	(23,050)	(13,921)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit) and cumulative effect of a change in accounting principle	22,244	39,106	(49,536)

Equity loss in PETsMART.com (Note 2)	(29,061)	—	—

Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle	(6,817)	39,106	(49,536)

Income tax expense (benefit) (Note 6)	25,077	15,837	(17,735)

Income (loss) before cumulative effect of a change in accounting principle	(31,894)	23,269	(31,801)

Cumulative effect of a change in accounting principle, net of income tax benefit	(528)	—	(2,629)

Net income (loss)	(32,422)	23,269	(34,430)

Other comprehensive gain (loss), net of income tax expense (benefit):

Foreign currency translation adjustments	1,329	(2,104)	(1,495)

Comprehensive income (loss)	$(31,093)	$21,165	$(35,925)

Earnings per common share — basic:

Income (loss) before cumulative effect of a change in accounting principle	$(0.28)	$0.20	$(0.28)

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.02)

Net income (loss)	$(0.28)	$0.20	$(0.30)

Earnings per common share — assuming dilution:

Income (loss) before cumulative effect of a change in accounting principle	$(0.28)	$0.20	$(0.28)

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(0.02)

Net income (loss)	$(0.28)	$0.20	$(0.30)

The accompanying notes are an integral part of these financial statements.

PETsMART, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Amounts

							Accumulated
	Shares						Other
				Additional			Comprehensive
	Common	Treasury	Common	Paid-in	Deferred	Accumulated	Income
	Stock	Stock	Stock	Capital	Compensation	Deficit	(Loss)

	(In thousands)

BALANCE AT FEBRUARY 2, 1997	113,958	—	$11	$373,764	$—	$(13,696)	$966

Tax benefit from exercise of stock options				1,600

Issue of common stock for employee benefit plan and exercise of stock options	1,556			6,867

Issue of common stock for acquisitions, including veterinary clinics	115			1,107

Other comprehensive income, net of income tax:

Foreign currency translation adjustments (Note 1)							(1,495)

Net loss						(34,430)

BALANCE AT FEBRUARY 1, 1998	115,629	—	11	383,338	—	(48,126)	(529)

Tax benefit from exercise of stock options				542

Issue of common stock for employee benefit plan and exercise of stock options	778		1	5,396

Issue of common stock for acquisitions, including veterinary clinics	54			2,520

Deferred compensation (Note 13)				3,003	(3,003)

Amortization of deferred compensation					500

Other comprehensive income, net of income tax:

Foreign currency translation adjustments (Note 1)							(2,104)

Net income						23,269

BALANCE AT JANUARY 31, 1999	116,461	—	12	394,799	(2,503)	(24,857)	(2,633)

Tax benefit from exercise of stock options				2,051

Issue of common stock for employee benefit plan and exercise of stock options	785			3,258

Amortization of deferred compensation					600

Other comprehensive income, net of income tax:

Foreign currency translation adjustments, net of reclassification adjustment (Note 1)							1,329

Purchase of treasury stock		(5,550)

Net loss						(32,422)

BALANCE AT JANUARY 30, 2000	117,246	(5,550)	$12	$400,108	$(1,903)	$(57,279)	$(1,304)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Amounts

	Treasury
	Stock	Total

	(In thousands)

BALANCE AT FEBRUARY 2, 1997	$—	$361,045

Tax benefit from exercise of stock options		1,600

Issue of common stock for employee benefit plan and exercise of stock options		6,867

Issue of common stock for acquisitions, including veterinary clinics		1,107

Other comprehensive income, net of income tax:

Foreign currency translation adjustments (Note 1)		(1,495)

Net loss		(34,430)

BALANCE AT FEBRUARY 1, 1998	—	334,694

Tax benefit from exercise of stock options		542

Issue of common stock for employee benefit plan and exercise of stock options		5,397

Issue of common stock for acquisitions, including veterinary clinics		2,520

Deferred compensation (Note 13)		—

Amortization of deferred compensation		500

Other comprehensive income, net of income tax:

Foreign currency translation adjustments (Note 1)		(2,104)

Net income		23,269

BALANCE AT JANUARY 31, 1999	—	364,818

Tax benefit from exercise of stock options		2,051

Issue of common stock for employee benefit plan and exercise of stock options		3,258

Amortization of deferred compensation		600

Other comprehensive income, net of income tax:

Foreign currency translation adjustments, net of reclassification adjustment (Note 1)		1,329

Purchase of treasury stock	(25,210)	(25,210)

Net loss		(32,422)

BALANCE AT JANUARY 30, 2000	$(25,210)	$314,424

The accompanying notes are an integral part of these financial statements.

PETsMART, Inc. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

	(In thousands)

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income (loss)	$(32,422)	$23,269	$(34,430)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —

Depreciation and amortization	40,540	43,778	35,301

Loss on disposal of property and equipment	283	1,795	675

Loss on disposal of subsidiary	31,062	—	—

Equity loss in PETsMART.com	29,061	—	—

Tax benefit from exercise of stock options	2,051	542	1,600

Deferred income taxes	27,851	(857)	(17,079)

Changes in assets and liabilities:

Receivables, net	(33,190)	(13,509)	1,509

Merchandise inventories	(67,752)	(18,272)	(16,952)

Prepaid expenses and other current assets	(8,408)	(715)	(2,368)

Other assets	(854)	(4,907)	7,532

Accounts payable and bank overdraft	8,777	34,223	(24,221)

Accrued payroll and employee benefits	10,044	6,240	4,367

Accrued occupancy expenses	(678)	5,032	4,242

Accrued merger, business integration and restructuring costs	(9,420)	(13,413)	22,669

Other accrued expenses	(23,381)	14,724	(3,876)

Deferred rents and other liabilities	99	(1,571)	3,588

Net cash provided by (used in) operating activities	(26,337)	76,359	(17,443)

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:

Purchases of leaseholds, fixtures and equipment	(60,308)	(39,724)	(59,051)

Purchases of property held for sale and leaseback	(518)	(5,706)	(2,212)

Investment in cost holdings	(1,217)	(1,640)	(45)

Investment in equity holdings	(29,061)	—	—

Sale of UK subsidiary(1)	37,777	—	—

Proceeds from sales of property held for sale and leaseback	586	12,303	—

Net cash used in investing activities	(52,741)	(34,767)	(61,308)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock	3,258	5,396	7,974

Purchase of treasury stock	(25,210)	—	—

Borrowings from bank credit facility	51,500	—	117,100

Repayment of bank credit facility	(51,500)	—	(142,100)

Issuance of subordinated convertible notes	—	—	200,000

Payment of debt issue costs	—	—	(6,346)

Payment on capital lease obligations	(13,503)	(16,630)	(11,168)

Net cash provided by (used in) financing activities	(35,455)	(11,234)	165,460

FOREIGN CURRENCY TRANSLATION GAINS (LOSSES)	2,695	(2,104)	(1,495)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(111,838)	28,254	85,214

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	153,336	125,082	39,868

CASH AND CASH EQUIVALENTS AT END OF YEAR	$41,498	$153,336	$125,082

(1) Sale of UK subsidiary:

Working capital, other than cash	$11,408

Property and equipment	45,076

Other assets	18,953

Net assets of subsidiary sold in excess of proceeds	(23,605)

Capital lease obligations	(7,552)

Disposal transaction costs paid	(4,040)

Deferred rents and other liabilities	(2,463)

Net cash effect from sale of UK subsidiary	$37,777

The accompanying notes are an integral part of these financial statements.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 — THE COMPANY AND ITS SIGNIFICANT ACCOUNTING POLICIES

Business

      PETsMART, Inc. and Subsidiaries (“the Company” or “PETsMART”) is a superstore retailer of pet food, pet supplies, accessories and professional pet services throughout North America. The Company, through its wholly-owned subsidiary, PETsMART Direct (“Direct”), is also a leading mail order catalog retailer of pet and animal products, and equine and riding supplies. Additionally, Direct provides product sourcing and fulfillment services for online sales made by PETsMART.com, Inc., a corporate joint venture formed with and operated by an independent third party.

      The Company consummated a sale of its United Kingdom (“UK”) subsidiary to an unrelated third party on December 15, 1999 (see Note 4). As a result of this transaction, the results of operations, excluding the related tax effects, for the UK subsidiary for fiscal year 1999 prior to the transaction date, along with the transaction loss and related fees, are reflected in loss on disposal of subsidiary in the consolidated statement of operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal years 1999, 1998 and 1997 each comprised 52 weeks.

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

Cash and Cash Equivalents

      The Company utilizes a cash management system under which a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. At January 30, 2000 and January 31, 1999, bank overdrafts of approximately $50,100,000 and $63,200,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

Merchandise Inventories and Cost of Sales

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain general, administrative and distribution costs relating to the processing of merchandise.

      Total general, administrative and distribution costs charged to inventory during fiscal years 1999, 1998, and 1997 were $85,734,000, $56,764,000, and $52,255,000, respectively. General, administrative and distribu-

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

tion costs remaining in inventory at January 30, 2000 and January 31, 1999 were $21,744,000 and $16,693,000, respectively.

Vendor Rebates and Promotions

      The Company receives income from its merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier, and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales and cooperative promotional income is recorded as a reduction in store operating expenses. The uncollected amounts of vendor rebate and promotional income remaining in accounts receivable at January 30, 2000 and January 31, 1999 were approximately $22,733,000 and $19,229,000, respectively.

Property and Equipment

      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Property held for sale and leaseback, recorded at cost, consists of land and construction-in-progress for new store sites where a sale and leaseback transaction will be consummated upon completion of construction, and depreciation is not provided. New store furniture, fixtures and equipment held for sale and leaseback of $18,201,000 and $11,286,000 at January 30, 2000 and January 31, 1999, respectively, is recorded in receivables in the accompanying consolidated balance sheets, and represents assets purchased that will be sold and leased back upon consummation of lease transactions as new stores open.

      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease

Furniture, fixtures and equipment	3 - 7 years

Leasehold improvements	Remaining lease term

Computer software	3 - 5 years

Other Assets

      Other assets consist primarily of goodwill and deferred financing fees. Goodwill of $4,316,000 and $19,401,000 as of January 30, 2000 and January 31, 1999, respectively, net of accumulated amortization of $4,523,000 and $6,591,000, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets (Note 14). Goodwill is being amortized using the straight-line method over fifteen years.

      Deferred financing fees of $6,346,000 were incurred in connection with the issuance of the Subordinated convertible notes and bank credit facilities (Notes 8 and 9). Such costs are being amortized on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at January 30, 2000 and January 31, 1999 was approximately $1,565,000 and $530,000 respectively.

Impairment of Long-Lived Assets and Goodwill

      Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method.

Advertising

      The Company charges advertising costs to expense as incurred except for direct-response advertising which is capitalized and amortized over its expected period of future benefit. Total advertising expenditures, other than direct-response advertising, were $56,081,000, $41,103,000, and $44,256,000 for fiscal years 1999, 1998, and 1997, respectively. Direct response advertising consists primarily of product catalogs of the Company’s mail order subsidiaries. The capitalized costs of the advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. At January 30, 2000 and January 31, 1999, $4,292,000 and $4,013,000, respectively, of direct-response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents and subordinated convertible notes. These balances, as presented in the financial statements at January 30, 2000 and January 31, 1999, approximate their fair value, except for the subordinated convertible notes whose fair market value at January 30, 2000 and January 31, 1999 approximated $141,000,000 and $244,000,000, respectively based upon information provided by a broker dealer that makes a market in the Company’s senior subordinated notes.

Store Preopening Costs

      Store preopening costs and internal costs incurred in selecting and developing sites for new stores are expensed as incurred.

Income Taxes

      Income taxes are accounted for under an asset and liability approach that requires the recognition of deferred income tax assets and liabilities for the expected future consequences of events that have been recognized in the Company’s financial statements and income tax returns. Management provides a valuation allowance for deferred income tax assets when it is more likely than not that a portion of such deferred income tax assets will not be realized.

Earnings Per Share

      Basic earnings per share are computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusting for dilutive common shares assumed to be issued on conversion of the Company’s subordinated convertible notes.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the basic and diluted per share computations for fiscal 1999, 1998, and 1997 is as follows:

	Fiscal Year Ended (in thousands except per share data)

	January 30, 2000			January 31, 1999

		Weighted			Weighted
	Income	Average	Per Share	Income	Average	Per Share
	(loss)	Shares	Amount	(loss)	Shares	Amount

Net income (loss) before cumulative effect of an accounting change	$(31,894)	114,940	$(0.28)	$23,269	116,281	$0.20

Cumulative effect of change in accounting principle, net of tax	(528)	—	—	—	—	—

Net income (loss) per common share — basic	(32,422)	114,940	(0.28)	23,269	116,281	0.20

Effect of dilutive securities:

Options	—	—	—	—	804	—

Net income (loss) per common share — diluted	$(32,422)	114,940	$(0.28)	$23,269	117,085	$0.20

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Fiscal Year Ended (in thousands except per share data)

	February 1, 1998

	Weighted
	Income	Average	Per Share
	(loss)	Shares	Amount

Net income (loss) before cumulative effect of an accounting change	$(31,801)	114,920	$(0.28)

Cumulative effect of change in accounting principle, net of tax	(2,629)	—	(0.02)

Net income (loss) per common share — basic	(34,430)	114,920	$(0.30)

Effect of dilutive securities:

Options	—	—	—

Net income (loss) per common share — diluted	$(34,430)	114,920	$(0.30)

      At January 30, 2000, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately 22,857,000 shares of common stock. These shares were not included in the calculation of diluted earnings per share for fiscal 1999, 1998, or 1997 due to the anti-dilutive effect they would have on earnings per share if converted.

      Due to the Company’s loss in fiscal years 1999 and 1997, a calculation of earnings per share assuming dilution is not required. In fiscal years 1999 and 1997, potentially dilutive securities consisted of options convertible into approximately 400,000 and 1,000,000 shares of common stock, respectively.

Foreign Currency Translation and Transactions

      The local currency has been used as the functional currency in both the United Kingdom and Canada. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange existing at year end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive income (loss). Transaction gains and losses included in net income (loss) are not material. During 1999, the Company reclassified $1,366,000 of foreign currency translation gain to income related to the sale of the UK subsidiary and is included in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

Change In Accounting Principles

      In November 1997, the Emerging Issues Task Force issued Consensus Number 97-13, “Accounting for Costs Incurred in Connection with a Consulting Contract or an Internal Project that combines Business Process Reengineering and Information Technology Transformation.” This consensus requires that costs for business process reengineering incurred subsequent to November 20, 1997 be expensed as incurred. The charge against fiscal 1997 earnings related to this change in accounting was $5,600,000, before taxes, of which $4,300,000, before taxes, was recorded as a cumulative effect of a change in accounting principle and $1,300,000 was included in general and administrative expenses in the accompanying consolidated statements of operations.

      In April 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (“SOP 98-5”). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5,

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs of start-up activities, including organization costs and preopening costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during fiscal 1999 related to this change in accounting principle was $888,000, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

Comprehensive Income

      The income tax expense (benefit) related to the foreign currency translation adjustment was approximately $925,000, $(1,432,000), and $(834,000) for fiscal years 1999, 1998, and 1997, respectively.

Recently Issued Accounting Pronouncements

      Statement of Financial Accounting Standards (“SFAS”) No. 137, “Accounting for Derivative Instruments and Hedging Activities — Deferral of the Effective Date of SFAS 133” issued in June 1999 defers the effective date of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” which was issued in June 1998. SFAS 133 establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. Adoption is required for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company has not yet analyzed the impact of adopting this statement.

Reclassifications

      For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

NOTE 2 — INVESTMENTS

      The Company has a preferred stock investment in PETsMART.com, a corporate joint venture which began operations in June 1999 and operates as an electronic commerce pet product retailer. During 1999, the Company contributed cash of approximately $29,061,000 in exchange for 8,287,135 shares of preferred stock. The preferred stock is fully convertible to 18,923,499 shares of common stock at the Company’s option and represents 49.6% of the outstanding common stock on a fully converted basis. The Company accounts for the investment using the equity method in accordance with Accounting Principles Board Opinion No. 18. Accordingly, the Company has recorded its proportionate share of the equity in losses of PETsMART.com in the accompanying consolidated statements of operations, which reduced the carrying value of the Company’s investment to zero. The Company has agreements with PETsMART.com in which the Company, through its wholly-owned subsidiary PETsMART Direct, provides merchandise procurement and distribution support. The Company is reimbursed for the cost of product transferred to PETsMART.com, as well as, a fulfillment charge for support services provided, which is calculated using an activity-based costing method. The uncollected amounts for product transferred and fulfillment charges remaining in receivables in the accompanying consolidated balance sheets at January 30, 2000 were approximately $7,381,000.

      The Company has an investment in Medical Management International, Inc. (“MMI”), a provider of veterinary services that operates full-service veterinary hospitals and wellness clinics inside PETsMART stores, consisting of common and preferred stock. The Company’s ownership interest in the voting common stock of MMI at January 30, 2000 and January 31, 1999 was 19%, or $5,378,000 at cost. The Company accounts for its investment using the cost method, as its ownership of voting common stock is less than 20% and the Company does not have significant influence over MMI’s operating and financial policies. During

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal 1999, the Company consummated a transfer of assets of PETsMART Veterinary Services, Inc. (“PVS”), a wholly-owned subsidiary of the Company, to MMI in exchange for an additional equity investment of 4,821,679 shares or $25,424,000 of non-voting preferred stock in MMI. Prior to the transfer of PVS to MMI in July 1999, revenues related to PVS were approximately $27,289,000 in fiscal 1999, $53,904,000 in fiscal 1998 and $41,270,000 in fiscal 1997 and were recorded in net sales in the accompanying consolidated statements of operations. Rental income charged to MMI is recorded by the Company as income from leased departments (see Note 11).

NOTE 3 — PROPERTY AND EQUIPMENT

      Property and equipment consists of the following:

	January 30,	January 31,
	2000	1999

	(In thousands)

Property held for sale and leaseback	$2,947	$9,395

Land	3,195	466

Buildings	16,445	7,678

Furniture, fixtures and equipment	106,389	104,544

Leasehold improvements	132,206	139,903

Computer software	27,385	10,163

Equipment and computer software under capital leases	79,831	94,552

Buildings under capital leases	55,821	55,821

	424,219	422,522

Less: accumulated depreciation and amortization	164,085	149,144

	260,134	273,378

Construction in progress	3,193	6,349

	$263,327	$279,727

      Accumulated amortization of equipment, computer software and buildings under capital leases approximated $63,215,000 and $56,389,000 at January 30, 2000 and January 31, 1999, respectively.

NOTE 4 — LOSS ON DISPOSAL OF SUBSIDIARY

      The Company consummated the sale of its UK subsidiary (the “Transaction”) to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash of approximately $48,855,000 less debt of approximately $7,038,000, resulting in net proceeds of approximately $41,817,000. Approximately $40,604,000 of the net proceeds was received by the Company as of the date of the transaction, while the remaining $1,213,000 was received in March of 2000. In connection with the Transaction, the Company recorded a net loss of $31,062,000, including $23,605,000 related to the excess of net book value over cash consideration and transaction fees of approximately $7,457,000. Additionally, the Company has reflected the subsidiary’s $14,607,000 loss from operations, excluding the related tax effects, for fiscal year 1999 through the date of the Transaction, in loss on disposal of subsidiary in the accompanying consolidated statement of operations.

NOTE 5 — MERGER AND RESTRUCTURING COSTS

      During the fourth quarter of fiscal 1996, the Company acquired all of the outstanding equity interests of Pet City Holdings Plc (“Pet City” or “UK subsidiary”), a pet food and supplies superstore retailer in the United Kingdom. In connection with this transaction, the Company recorded merger and business integration

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges during fiscal 1997 of approximately $13,600,000, consisting of costs associated with reformatting, refixturing, and remerchandising the acquired superstores to the format consistent with that of a PETsMART superstore.

      In the second fiscal quarter of 1997, the Company incurred charges of approximately $61,000,000 of which approximately $44,900,000 was recorded as a separate restructuring charge during the quarter. Approximately $30,000,000 was related to the costs of closing or relocating 33 stores, of which 31 were former acquired stores, approximately $8,500,000 was related to the costs of discontinuing the Discovery Center department in all superstores and the write-down or write-off of related fixtures, and approximately $4,100,000 was related to the Company’s previous acquisitions. The remaining charges of $2,300,000 included approximately $1,000,000 of anticipated costs associated with the Company’s decision to complete the consolidation of distribution facilities and approximately $1,300,000 represented the write-off of the Company’s investment in certain entities accounted for under the cost method which were impaired as a result of the Company’s decision to exit certain departments within Company superstores.

      Of the remaining $16,100,000, approximately $9,400,000 of related charges were recorded as cost of goods sold, $3,300,000 were recorded as store operating expenses, and $3,400,000 were included in general and administrative expenses. The $16,100,000 of other one-time expenses were comprised of the write-down or write-off of certain impaired assets, including discontinued Discovery Center merchandise, from cost to net realizable value, reserves for litigation and other matters. The $3,300,000 of other expenses were reflected as a component of store operating expenses and the $3,400,000 of one-time expenses were general and administrative expenses consisting primarily of a change in estimated self-insurance costs due to adverse loss developments in the Company’s worker’s compensation experience, expenses related to the preliminary stages of a consulting project for the new management information system, certain costs of several litigation matters, as well as expenses related to other miscellaneous matters.

      During the fourth quarter of fiscal 1998, a $1,808,000 benefit was recognized as a change in estimate as a result of favorable settlements of real estate leases on stores identified for closure in conjunction with the fiscal 1997 restructuring charge.

      The $10,410,000 balance remaining in the accrued merger, business integration and restructuring costs liability account as of January 30, 2000 consists of store lease termination costs of $5,600,000, equipment lease termination costs of $2,500,000, and other real estate and store closure costs of $2,310,000. Lease termination and real estate costs paid during fiscal 1999 were approximately $9,423,000.

NOTE 6 — INCOME TAXES

      Income (loss) before income tax expense (benefit) and cumulative effect of a change in accounting principle is as follows:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

	(In thousands)

United States	$10,828	$54,363	$(33,526)

Foreign	(17,645)	(15,257)	(16,010)

	$(6,817)	$39,106	$(49,536)

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The income tax expense (benefit) before cumulative effect of a change in accounting principle consists of the following:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

	(In thousands)

Current provision (benefit):

Federal	$(3,555)	$14,673	$(791)

State	781	2,021	135

	(2,774)	16,694	(656)

Deferred provision (benefit):

Federal	29,941	6,924	(10,454)

State	3,392	295	(1,578)

Foreign	(5,482)	(8,076)	(5,047)

	27,851	(857)	(17,079)

Income tax expense (benefit)	$25,077	$15,837	$(17,735)

      A reconciliation of the federal statutory tax rate to the Company’s effective tax rate before cumulative effect of a change in accounting principle is as follows:

	Fiscal Year Ended

	January 30, 2000		January 31, 1999		February 1, 1998

	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(Dollars in thousands)

Provision at federal statutory tax rate	$(2,386)	(35)%	$13,687	35%	$(17,332)	(35)%

State income taxes, net of federal tax benefit	3,152	46	2,077	5	(1,665)	(3)

Foreign taxes	804	12	95	—	556	1

Tax in excess of financial reporting loss on disposition of subsidiary, net of accrual adjustments	(5,000)	(73)	—	—	—	—

Enacted change in foreign tax rate	—	—	240	1	609	1

Corporate joint venture losses not deductible	10,171	149	—	—	—	—

Change in valuation allowance	17,987	264	—	—	—	—

Nondeductible acquisition costs	—	—	—	—	72	—

Other	349	5	(262)	(1)	25	—

	$25,077	368%	$15,837	40%	$(17,735)	(36)%

      Losses from the Company’s equity investment in PETsMART.com are excluded from the Company’s consolidated income tax return, thereby impacting the reported effective tax rate. Also, the loss on the sale of the United Kingdom subsidiary is not deductible for tax purposes until a capital gain is recognized to offset the capital loss.

      As of January 30, 2000, net operating loss carryforwards of approximately $14,840,000 were available for Canadian income tax reporting purposes, which begin to expire in 2001, and capital loss carryforwards of approximately $51,000,000 were available for U.S. income tax reporting purposes, which expire in 2004.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      As of January 30, 2000, the Company recorded a deferred income tax asset (liability) of $6,794,000 and ($3,830,000) in prepaid and other current assets and deferred rents and other liabilities, respectively, in the accompanying consolidated balance sheets. As of January 31, 1999, prepaid expenses and other current assets include a deferred income tax asset of $6,387,000. The components of the net deferred income tax asset (liability) included in the accompanying consolidated balance sheets are as follows:

	January 30,	January 31,
	2000	1999

	(in thousands)

Deferred rents	$5,629	$7,958

Reserve for closed stores	4,106	9,940

Depreciation	(3,240)	5,700

Employee benefit expense	5,722	3,425

Inventory reserve	1,722	1,324

Loss carryforward	2,244	31,809

Capital loss carryforward	17,920	—

Inventory capitalization	(5,994)	(2,888)

Other items, net	1,245	912

	29,354	58,180

Valuation allowance	(19,610)	(2,715)

Net deferred income tax asset	$9,744	$55,465

      The valuation allowance relates to certain Canadian net operating losses and U.S. capital loss carryforwards as of January 30, 2000 and to certain Canadian net operating loss carryforwards as of January 31, 1999. In assessing the realizability of the deferred tax asset, management has considered all available evidence, both positive and negative, in order to determine whether, based on the weight of that evidence, a valuation allowance is needed. Based on the weight of available evidence, management believes that it is more likely than not that some portion of the deferred tax asset will not be realized.

NOTE 7 — EMPLOYEE BENEFIT PLANS

      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (“the 401(k)”). The 401(k) covers substantially all associates that meet certain service requirements. The Company makes annual matching contributions up to specified percentages of associates’ contributions as approved by the Board of Directors. During each of the three years in the period ended January 30, 2000, the Company’s contributions to the 401(k) were $1,558,000, $1,373,000, and $765,000, respectively.

NOTE 8 — BANK CREDIT FACILITIES

      At January 30, 2000, the Company had a revolving credit arrangement with a bank, as amended, expiring on April 17, 2000, which provides for borrowings up to $60,000,000 for working capital, including a sublimit of $35,000,000 for letters of credit, subject to a borrowing base (see Note 15). Borrowings under this arrangement bear interest, at the Company’s option, at the bank’s prime rate plus 0% to 0.5%, or LIBOR plus 1.0% to 2.0%. Among other things, the credit facility contains certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. Under the terms of the credit facility, the Company is prohibited from paying any cash dividends without prior bank approval.

      At January 30, 2000 and January 31, 1999, no amounts were outstanding under the agreement. During the year ended January 30, 2000, an average of approximately $5,273,000 was outstanding under the agreement, at an average annual interest rate of 8.39%. No advances or payments were made under the

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreement during the year ended January 31, 1999. Outstanding letters of credit at January 30, 2000 and January 31, 1999 totaled approximately $21,300,000 and $20,800,000, respectively.

      During fiscal 1999, the Company terminated, at a nominal cost, interest rate swap agreements it had with a financial institution. These swaps were used to allow the Company to fix the variable lease payments and borrowing rates on its leases and credit facilities for certain periods of time. The interest rate swap agreements were scheduled to terminate at various dates between July 2000 and April 2002.

NOTE 9 — SUBORDINATED CONVERTIBLE NOTES

      In November 1997, the Company sold $200,000,000 aggregate principal amount of 6 3/4% Convertible Subordinated Notes due 2004 (“the Notes”). The Notes are convertible into approximately 22,857,000 shares of the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions, and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000 at a premium.

NOTE 10 — INTEREST EXPENSE

      Interest costs incurred and interest capitalized on construction in progress are as follows:

	Fiscal Year Ended

	January 30,	January 31,	February 1,
	2000	1999	1998

	(In thousands)

Interest costs incurred	$23,475	$24,123	$13,984

Less: interest costs capitalized	1,753	1,073	63

Interest expense	$21,722	$23,050	$13,921

NOTE 11 — LEASES

      The Company leases substantially all of its stores, distribution centers, corporate offices and certain equipment under noncancelable operating leases, expiring at various dates through 2020. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and additional rents based on a percentage of sales. No additional rent payments were required during the three fiscal years ended 1999, 1998, and 1997. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total rent expense incurred under operating leases during fiscal 1999, 1998 and 1997 was $174,165,000, $161,565,000, and $128,696,000, respectively.

      The Company has entered into sale and leaseback transactions for several of its store locations which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment under capital leases and has entered into a capital lease transaction to finance the costs of certain hardware and software components and custom program services related to the Company’s new information systems.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At January 30, 2000, the future minimum annual rental commitments under all noncancelable leases were as follows:

	Operating	Capital
	Leases	Leases

	(In thousands)

2000	$170,265	$19,961

2001	167,630	14,604

2002	147,476	14,027

2003	137,266	8,008

2004	132,676	6,499

Thereafter	1,089,414	56,977

Total minimum rental commitments	$1,844,727	120,076

Less: amounts representing interest		43,532

Present value of obligations		76,544

Less: current portion		12,593

Long-term obligations		$63,951

      The Company receives sublease rental income from MMI for the space in the Company’s retail stores occupied by veterinary services. Rentals are determined by fixed costs per square foot, adjusted for the number of days the clinics are open and sales volumes achieved. Sublease income of approximately $7,361,000, $4,800,000 and $3,500,000 was recognized during the fiscal years ended January 30, 2000, January 31, 1999, and February 1, 1998, respectively. Additionally, rental income receivable from MMI totaled $3,762,000 at January 30, 2000 and is included in receivables in the accompanying consolidated balance sheets.

NOTE 12 — COMMITMENTS AND CONTINGENCIES

      Minimum rental commitments under operating leases at January 30, 2000 exclude commitments of up to $11,177,000 relating to residual values of property under such leases, which are exercisable at the Company’s option at fair market value.

      The Company is involved in certain litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company’s financial position or results of operations.

      On January 6, 1998, the Company was served with a complaint entitled Miller v. Parker, et al in the Federal District Court for the District of Arizona, Phoenix Division by a putative class of investors in PETsMART, Inc. securities. The lawsuit alleged, among other things, that the Company and its officers and directors issued materially false financial statements about the Company’s flea and tick product inventory, financial condition, sales and use tax obligations, and results of operations. Several additional complaints by putative class representatives alleging substantially the same allegations were also filed in the District of Arizona. On May 18, 1998, the District Court entered an order consolidating the securities class action litigation into a single action entitled in Re PETsMART, Inc. Securities Litigation, CIV-98-20-PHX-ROS (JBM), amended complaint in the District Court. The Company and the individual defendants filed a motion to dismiss the consolidated amended complaint, and on June 3, 1999, the Court entered an order granting the motion to dismiss. The Plaintiffs filed a notice of appeal, but they subsequently stipulated to dismiss their appeal. Accordingly, the action has been fully and finally resolved.

      On March 18, 1998, a lawsuit was filed in Federal District Court in the Middle District of Florida entitled Cavucci et al v. PETsMART, Inc. (Case No. 98-CV-340). This class-action complaint alleges unspecified

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

damages based on various alleged violations of the Fair Labor Standards Act (FLSA), including alleged failures to pay overtime premiums. On May 12, 1998, the Company answered the complaint denying all material allegations. The court entered an order of procedure and schedule for trial on July 20, 1998 which outlines all discovery and trial dates. On November 30, 1998, PETsMART filed four motions for partial summary judgment on Plaintiffs claim that four in-store management positions were improperly classified as exempt under FLSA. These motions were denied. On or about July 30, 1999, Plaintiffs filed a motion seeking Class Certification and Court-Supervised Notice to Potential Collective Action Members. The Court denied this motion on September 28, 1999. The Court ordered the parties to participate in a mediation on December 15, 1999, during which the parties reached a settlement. In January 2000, the lawsuit was dismissed with prejudice.

      In December 1996, Richard Northcott, the former chairman of Pet City, became a member of the Company’s Board of Directors in connection with the Company’s acquisition of Pet City. Certain former Pet City affiliates thereafter retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition concerning the Company’s business, finances, and prospects. On September 30, 1997, shortly after the receipt of the allegations by the Company, Mr. Northcott resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations which have been made are without merit. Nevertheless, there can be no assurance that these former affiliates will not initiate litigation seeking monetary damages or an equitable remedy. A mediation has been scheduled to occur on May 3, 2000.

NOTE 13 — STOCK INCENTIVE PLANS

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan under which essentially all employees with six or more months of service can purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 3,000,000 shares are authorized for purchase until the plan termination date of December 31, 2002. A total of 346,000, 182,000, and 411,000 shares were purchased in fiscal 1999, 1998, and 1997, respectively, for aggregate proceeds of $2,366,000, $1,246,000, and $3,073,000, respectively. Only one semi-annual offering was made during fiscal 1998 as the second offering date occurred after January 31, 1999.

Restricted Stock Bonus

      In April 1998, the Company adopted a Restricted Stock Bonus Plan. Under the terms of this plan, employees of the Company may be awarded shares of common stock of the Company as approved by the Board of Directors. The employee is not required to make any cash payment as a condition of receiving the award. The shares of common stock awarded under this plan are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by or service to the Company is terminated for any reason, the Company shall simultaneously with such termination automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient. The shares of restricted common stock awarded under this plan vest and are released from the Company’s reacquisition right under an accelerated schedule if the Company’s common stock price reaches certain specified targets. If the specified stock price targets are not reached, the shares nevertheless become 100% vested on April 3, 2003, provided that the award recipient has been in continuous service with the Company from the award date through April 3, 2003. Approximately 286,000 shares were awarded under this plan on April 3, 1998. As of January 30, 2000, no shares were vested. Approximately $3,003,000 was recorded in fiscal 1998 as deferred compensation (a deduction from stockholder’s equity) with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the five-

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

year term of the restricted stock awards. The attainment of the performance goals could accelerate the future recognition of compensation expense as the restrictions on the shares of common stock lapse.

Stock Options

      The Company may grant under a stock option plan (“the Plan”) either incentive stock options or supplemental stock options to purchase up to 29,701,849 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At January 30, 2000, stock options to purchase approximately 15,786,000 shares of common stock are outstanding with exercise prices ranging from $0.13 to $28.75 per share. Options vest over a period of four years and expire ten years after the date of grant. At January 30, 2000, the Plan also includes stock options to purchase 364,708 shares of common stock outstanding under the 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $6.69 to $21.50 per share. 700,000 shares are authorized for issuance under the Non-Employee Directors Equity Plan.

      In October 1998, the Company exchanged certain stock options that were previously granted to certain eligible individuals, which excluded senior officers and directors, under the terms of the Company’s 1995 Equity Incentive Plan and 1997 Non-Officer Equity Incentive Plan. To be eligible to participate in the exchange plan, 50% or more of a participant’s options must have had an exercise price of $16 or higher, and only option grants with an exercise price of $16 or higher were exchanged. As a result of the exchange, options to purchase 1,123,620 shares (at a weighted average exercise price of $18.8256) were exchanged for options to purchase 650,560 shares with an exercise price equal to the fair market value per share at that date ($6.9375 per share), and the vesting term was modified and extended. No compensation expense was recorded as a result of this exchange.

      PETsMART applies Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for awards in fiscal 1999, fiscal 1998 and fiscal 1997 consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Fiscal Year

	1999	1998	1997

Income (loss) before cumulative effect — as reported	$(31,894)	$23,269	$(31,801)

Income (loss) before cumulative effect — pro forma	$(39,813)	$12,892	$(41,790)

Earnings (loss) per share diluted — as reported	$(0.28)	$0.20	$(0.28)

Earnings (loss) per share diluted — pro forma	$(0.35)	$0.11	$(0.36)

Weighted average number of shares outstanding — as reported	114,940	117,085	114,920

Weighted average number of shares outstanding — pro forma	114,940	116,281	114,920

      The effects of applying SFAS 123 in the above pro forma disclosure are not necessarily indicative of future amounts. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in fiscal 1999, 1998, and 1997, respectively: dividend yield of 0.00% in all years; expected volatility of 52.5 to 62.5 percent; risk-free interest rates of 4.78 to 6.72 percent, 4.12 to 5.72 percent and 5.34 to 6.69 percent, respectively; and expected lives of 0.38 to 1.69 years, 0.28 to 1.61 years, and 0.75 to 2.5 years, respectively. The weighted average fair

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

value of options granted during the years ended January 30, 2000, January 31, 1999, and February 1, 1998 was $3.29, $4.22, and $5.62, respectively.

      Activity in all of the Company’s stock option plans is as follows:

		Weighted Average
		Exercise Price
	Shares	per Share

	(In
	thousands)

Outstanding, February 2, 1997	10,629	$12.827

Granted	4,771	15.064

Exercised	(1,145)	4.673

Canceled	(1,915)	16.156

Outstanding, February 1, 1998	12,340	13.770

Granted	4,318	8.524

Exercised	(350)	6.167

Canceled	(3,152)	17.126

Outstanding, January 31, 1999	13,156	11.453

Granted	5,579	6.515

Exercised	(222)	3.261

Canceled	(2,727)	11.592

Outstanding, January 30, 2000	15,786	$9.799

      At January 30, 2000, options for a total of 7,215,775 shares are exercisable.

      The following table summarizes information about the Company’s stock options at January 30, 2000:

	Options Outstanding			Options Exercisable

			Weighted		Weighted
		Weighted Average	Average		Average
	Number	Remaining	Exercise	Number	Exercise
Range of Exercise Prices	Outstanding	Contractual Life	Price	Exercisable	Price

$ 0.131 – $ 5.188	2,032,745	8.44	$3.76	370,078	$2.89

$ 5.219 – $ 7.188	1,506,592	8.30	$6.83	783,474	$7.00

$ 7.531 – $ 7.531	2,706,292	9.07	$7.53	28,881	$7.53

$ 7.563 – $ 8.438	1,696,877	8.55	$7.91	302,485	$7.73

$ 8.500 – $ 9.938	2,249,524	7.56	$9.54	1,194,884	$9.54

$10.375 – $11.458	828,344	4.74	$10.98	828,344	$10.98

$11.458 – $12.000	1,867,968	6.29	$11.79	1,757,257	$11.78

$12.083 – $15.375	1,802,832	5.93	$14.48	1,706,731	$14.58

$16.594 – $24.250	1,036,670	6.94	$21.80	185,641	$19.99

$28.750 – $28.750	58,000	6.67	$28.75	58,000	$28.75

$ 0.131 – $28.750	15,785,844	7.58	$9.80	7,215,775	$11.16

NOTE 14 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS

      Interest paid during fiscal year 1999, 1998, and 1997 amounted to approximately $22,929,000, $23,757,000, and $11,020,000, respectively. Such amounts include interest paid on the bank credit facility, capital leases and interest capitalized on construction in progress.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes paid, net of refunds, during fiscal year 1999, 1998, and 1997 amounted to approximately $12,648,000, $3,396,000 and $2,729,000, respectively.

      During fiscal year 1999, 1998, and 1997, the Company incurred capital lease obligations of approximately $1,795,000, $34,997,000, and $18,249,000, respectively, for new equipment and buildings.

      During fiscal 1999, the Company consummated a transfer of assets of PVS to MMI in exchange for an additional equity investment in MMI (Note 2). The assets of PVS included approximately $3,291,000 of merchandise and supplies inventory, $5,730,000 of property and equipment, net, $13,858,000 of goodwill, net, $673,000 of deferred income taxes, and $655,000 of accrued vacation liability.

NOTE 15 — SUBSEQUENT EVENTS

      On April 13, 2000, the Company renewed its revolving credit agreement (see Note 8). As a result, the capacity of the revolving credit agreement increased from $60,000,000 to $70,000,000 for the revolver and $40,000,000 for real estate commitments. The Company may also obtain additional financing or debt outside of the revolving credit agreement up to $40,000,000. Borrowings under the arrangement bear interest, at the Company’s option, of either the bank’s prime rate plus 0.25% to 0.50%, or LIBOR plus 1.75% to 2.25%. The agreement expires on April 13, 2003. The agreement is secured by the inventory of the United States store operations. The collateral is released if the Company can meet specific financial requirements for three consecutive quarters. The restrictive covenants remain the same as the previous revolving credit agreement. The new agreement also allows the Company $25,000,000 annually to be used for the repurchase of the Company’s common stock and/or subordinated debt.

NOTE 16 — FINANCIAL INFORMATION BY BUSINESS SEGMENT

      As of the end of fiscal 1999, the Company operates two reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s direct marketing operations, including its separate corporate and warehousing functions. During fiscal years 1998 and 1997, the PETsMART U.K. subsidiary was also a reportable business segment. The U.K. segment included all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations, and was disposed of during fiscal 1999 (see Note 4). This segmentation is consistent with the format reviewed by the Company’s management.

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

      Operating results and other financial data by business segment for fiscal years 1999, 1998, and 1997 were as follows (in thousands):

	1999	1998	1997

Net sales:

PETsMART North America	$2,003,913	$1,799,981	$1,513,955

PETsMART U.K.	—	205,468	167,581

PETsMART Direct — External customers	106,403	103,873	109,063

PETsMART Direct — Intersegment	20,798	12,936	9,124

Eliminations	(20,798)	(12,936)	(9,124)

Total net sales	$2,110,316	$2,109,322	$1,790,599

	1999	1998	1997

Operating income (loss):

PETsMART North America	$83,123	$59,953	$33,245

PETsMART U.K	—	(8,291)	(634)

PETsMART Direct	3,646	5,594	5,075

Loss on disposal of subsidiary	(45,669)	—	—

Merger, business integration and restructuring (costs) benefits	—	1,808	(73,514)

Operating income (loss)	41,100	59,064	(35,828)

Interest income	2,866	3,092	213

Interest expense	(21,722)	(23,050)	(13,921)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit) and cumulative effect of a change in accounting principle	$22,244	$39,106	$(49,536)

	1999	1998	1997

Depreciation and amortization:

PETsMART North America	$39,309	$36,133	$30,485

PETsMART U.K	—	6,614	3,873

PETsMART Direct	1,231	1,031	943

Total depreciation and amortization	$40,540	$43,778	$35,301

      Total assets by business segment as of January 30, 2000 and January 31, 1999 were as follows:

	January 30,	January 31,
	2000	1999

	(in thousands)

PETsMART North America	$774,807	$787,667

PETsMART U.K	—	99,720

PETsMART Direct	60,583	44,612

Total assets	$835,390	$931,999

PETSMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NOTE 17 — SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)

Fiscal Year Ended January 30, 2000

Net sales	$512,880	$515,595	$511,836	$570,005

Gross profit	133,959	135,832	131,969	169,972

Loss on disposal of subsidiary	(4,711)	(4,675)	(34,221)	(2,062)

Operating income (loss)	11,209	11,027	(18,244)	37,108

Equity loss in PETsMART.com	—	(1,402)	(9,880)	(17,779)

Income (loss) before cumulative effect of a change in accounting principle	4,081	2,043	(33,229)	(4,789)

Cumulative effect of a change in accounting principle	(528)	—	—	—

Net income (loss)	$3,553	$2,043	$(33,229)	$(4,789)

Earnings per common share — basic:

Net income (loss)	$0.03	$0.02	$(0.29)	$(0.04)

Earnings per common share — diluted:

Net income (loss)	$0.03	$0.02	$(0.29)	$(0.04)

Weighted average common and common equivalent shares outstanding — basic	116,825	117,135	114,599	111,892

Weighted average common and common equivalent shares outstanding — diluted	117,823	118,483	114,599	111,892

Fiscal Year Ended January 31, 1999

Net sales	$496,564	$509,846	$521,191	$581,721

Gross profit	122,141	121,594	125,619	158,766

Merger, business integration and restructuring benefits	—	—	—	(1,808)

Operating income	5,030	2,102	14,097	37,835

Net income (loss)	$153	$(1,678)	$5,331	$19,463

Earnings per common share — basic:

Net income (loss)	$0.00	$(0.01)	$0.05	$0.17

Earnings per common share — diluted:

Net income (loss)	$0.00	$(0.01)	$0.05	$0.15

Weighted average common and common equivalent shares outstanding — basic	115,745	116,104	116,432	116,594

Weighted average common and common equivalent shares outstanding — diluted	116,763	116,104	116,808	140,448

SCHEDULE II

PETsMART, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance
	Beginning	Charged to		at End
Description	of Period	Expense	Deductions	of Period

Valuation reserve deducted in the balance sheet from the asset to which it applies:

Merchandise inventories:

Fiscal year 1997, Lower of cost or market allowance	$—	$6,091	$(2,437)	$3,654

Fiscal year 1998, Lower of cost or market allowance	$3,654	$346	$(2,041)	$1,959

Fiscal year 1999, Lower of cost or market allowance	$1,959	$1,755	$(1,198)	$2,516

APPENDIX A

PETsMART SELECTED HISTORICAL FINANCIAL DATA(1)

	Fiscal Year Ended(2)

	Jan. 30,	Jan. 31,	Feb. 1,	Feb. 2,	Jan. 28,
	2000	1999	1998	1997	1996

	(In thousands, except per share amounts and operating data)

Historical Statement of Operations Data:

Net sales	$2,110,316	$2,109,322	$1,790,599	$1,501,017	$1,168,056

Gross profit	571,732	528,120	434,186	426,351	308,237

Store operating expenses	415,114	399,897	349,563	289,622	228,046

Store preopening expenses	6,130	8,814	9,222	10,907	5,388

General and administrative expenses	63,719	62,153	53,865	42,463	36,348

Loss on disposal of subsidiary	45,669	—	—	—	—

Merger and business integration costs	—	(1,808)	57,364	40,714	47,129

Operating income (loss)	41,100	59,064	(35,828)	42,645	(8,674)

Interest income	2,866	3,092	213	1,057	2,731

Interest expense	(21,722)	(23,050)	(13,921)	(9,450)	(8,934)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit) and cumulative effect of a change in accounting principle	22,244	39,106	(49,536)	34,252	(14,877)

Equity loss in PETsMART.com	(29,061)	—	—	—	—

Net income (loss)(3)	$(32,422)	$23,269	$(34,430)	$20,591	$(5,436)

Income (loss) per share — basic before cumulative effect of a change in accounting principle(4)	$(0.28)	$0.20	$(0.28)	$0.18	$(0.06)

Income (loss) per share — diluted before cumulative effect of a change in accounting principle(4)	$(0.28)	$0.20	$(0.28)	$0.17	$(0.06)

Net income (loss) per share — basic(4)	$(0.28)	$0.20	$(0.30)	$0.18	$(0.06)

Net income (loss) per share — diluted(4)	$(0.28)	$0.20	$(0.30)	$0.17	$(0.06)

Weighted average number of common shares outstanding — basic	114,940	116,281	114,920	112,520	108,387

Weighted average number of common and common equivalent shares outstanding — diluted	114,940	117,085	114,920	118,226	108,387

Selected Operating Data:(9)

Stores open at end of period	484	534	468	376	297

Average square footage(5)	12,075,561	11,417,473	9,550,533	7,616,245	6,380,672

Net sales per square foot(6)	$163.16	$174.94	$176.97	$179.71	$163.62

Net sales growth	0.0%	17.8%	19.3%	28.5%	26.4%

Increase in North American comparable store sales(7)	4.6%	6.3%	4.6%	11.9%	12.5%

Selected Balance Sheet Data:(9)

Merchandise inventories	$377,298	$336,058	$317,547	$300,892	$211,933

Working capital	280,311	296,307	297,441	158,182	146,236

Total assets	835,390	931,999	839,687	689,810	572,104

Total debt(8)	276,544	296,205	278,761	71,680	65,725

Total stockholders’ equity	$314,424	$364,818	$334,694	$361,045	$301,798

(1)	Reflects the historical financial data of PETsMART after restatement (unless otherwise noted) for: the acquisition of Sporting Dog Specialties in May 1995, Petstuff in June 1995, Pet Food Giant in September 1995, State Line Tack in January 1996 and Pet City Holdings plc in December 1996, all of

A-1

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

(2)	Fiscal 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Includes a $2,629,000 charge in fiscal 1997 and a $528,000 charge in fiscal 1999 for the cumulative effect of a change in accounting principle, net of income taxes.

(4)	After accretion of redeemable preferred stock of $1,582,000 for fiscal year 1995.

(5)	Average square footage is the mathematical average of beginning of year square footage and end of year square footage.

(6)	Net sales per square foot is calculated by dividing net sales, excluding sales of PETsMART Direct, by average square footage.

(7)	North American stores only, excludes UK and PETsMART Direct sales in all periods, and includes only superstores open at least 52 weeks. Fiscal 1995 has not been restated for the acquisitions of Petstuff and Pet Food Giant in 1995. Fiscal 1996 data has been adjusted to reflect the first 52 weeks of the 53-week fiscal year.

(8)	Includes capital lease obligations.

(9)	UK subsidiary was sold during fiscal 1999, and is excluded entirely from the related 1999 selected operating and balance sheet data presented except for stockholders’ equity data. Data for fiscal years 1995 through 1998 include the UK subsidiary.

A-2

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

2.1	Agreement and Plan of Reorganization by and among PETsMART, PETsMART Acquisition Corp. and Petstuff, Inc., dated February 7, 1995, as amended(5)

2.2	Agreement and Plan of Reorganization between PETsMART and The Weisheimer Companies, Inc., dated January 28, 1994(2)

2.3	Agreement and Plan of Reorganization between PETsMART, Remington Acquisition Corp., Sporting Dog Specialties, Inc. and certain individual shareholders named therein, dated as of April 3, 1995 (the “Sporting Dog Agreement”)(3)

2.4	Form of First Amendment to the Sporting Dog Agreement, dated as of April 18, 1995(3)

2.5	Agreement and Plan of Reorganization and Plan of Merger by and among PETsMART, Turnpike Acquisition Corp., and The Pet Food Giant, Inc., dated as of August 17, 1995(5)

2.6	Agreement and Plan of Reorganization by and among PETsMART, Stallion Acquisition Corp., and State Line Tack, Inc., dated as of December 20, 1995(7)

2.7	Merger Agreement by and among PETsMART and Pet City Holdings plc, dated as of October 24, 1996(9)

3.1	Restated Certificate of Incorporation of PETsMART(1)

3.2	By-laws of PETsMART(1)

3.3	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART(8)

4.1	Reference is made to Exhibits 3.1, 3.2 and 3.3

4.2	Restated Registration and First Refusal Rights Agreement, among PETsMART and the parties named therein, dated October 30, 1992(1)

4.3	Series H Preferred Stock Purchase Agreement between PETsMART and the other parties named therein, dated as of September 8, 1991(1)

4.4	Indenture between PETsMART and Norwest Bank Minnesota, N.A., as Trustee dated as of November 7, 1997(10)

4.5	Purchase Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities Corporation, and Nationsbanc Montgomery Securities, Inc., dated as of November 4, 1997(10)

4.6	Registration Rights Agreement by and among PETsMART, Donaldson, Lufkin & Jenrette Securities Corporation, and Nationsbanc Montgomery Securities, Inc., dated as of November 7, 1997(10)

4.7	Form of Convertible Note(11)

10.1	Form of Indemnity Agreement entered into between PETsMART and its directors and officers, with related schedules(1)

10.2*	PETsMART’s 1995 Equity Incentive Plan (the “Incentive Plan”) (an amendment and restatement of the Registrant’s 1988 Stock Option Plan)(4)

10.3*	Form of Incentive Stock Option Grant under the Incentive Plan(4)

10.4*	Form of Non-qualified Stock Option Grant under the Incentive Plan(4)

10.5*	PETsMART’s 1992 Non-Employee Director’s Stock Option Plan(1)

10.6*	PETsMART’s Employee Stock Purchase Plan(1)

Exhibit
Number	Description of Document

10.12*	Employment Agreement between Giles Clarke, PETsMART and Pet City Holdings, plc dated as of October 23, 1996(9)

10.17	Deed of Variation to the Employment Agreement between Giles Clarke, PETsMART, and Pet City Holdings, plc dated as of September 2, 1998(12)

10.19	Fifth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and Bank of America, N.A. as Administrative Lender, dated as of April 13, 2000

16	Letter re: Change in Certifying Accountants(13)
23.1	Consent of Deloitte & Touche LLP

23.2	Consent of PricewaterhouseCoopers LLP

27.	Financial Data Schedules

*	Management Contract or Compensatory Plan or Agreement

(1)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912).

(2)	Incorporated by reference to the indicated exhibit to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on April 8, 1994.

(3)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-4 (File No. 33-91356), as amended.

(4)	Incorporated by reference to Exhibits 10.1 and 10.2 to PETsMART’s Quarterly Report on Form 10-Q (File No. 0-21888), filed on June 8, 1995.

(5)	Incorporated by reference to Exhibit 2.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on September 28, 1995.

(6)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Quarterly Report on Form 10-Q (File No. 0-21888), filed on December 11, 1995.

(7)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on February 13, 1996.

(8)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 11, 1996.

(9)	Incorporated by reference to Exhibits 2.1 and 10.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on December 31, 1996, as amended by PETsMART’s Current Report of Form 8-K/ A (File No. 0-21888), filed on February 14, 1997.

(10)	Incorporated by reference to the indicated exhibit to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed November 26, 1997.

(11)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed March 5, 1998.

(12)	Incorporated by reference to Exhibit 10.17 to PETsMART’s Annual Report on Form 10-K (File No. 0-21888) filed on April 26, 1999.

(13)	Incorporated by reference to Exhibit 16.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on May 5, 1999, as amended by a Current Report on Form 8-K/A (File No. 0-21888), filed on May 10, 1999.