Form 10-Q
period 2000-04-30
PETSMART INC
filed 2000-06-14
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                 APRIL 30, 2000

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

       COMMON STOCK, $.0001 PAR VALUE, 111,117,039 SHARES AT JUNE 8, 2000

                                 PETSMART, INC.

                                      INDEX

                                                                                                                   Page

Part I.           Financial Information

                  Item 1.  Financial Statements - Unaudited

                                    Consolidated Balance Sheets at April 30, 2000
                                    and January 30, 2000                                                              3

                                    Consolidated Statements of Operations
                                    for the thirteen weeks ended
                                    April 30, 2000 and May 2, 1999                                                    4

                                    Consolidated Statements of Cash Flows
                                    for the thirteen weeks ended
                                    April 30, 2000 and May 2, 1999                                                    5

                                    Notes to Consolidated Financial Statements                                        6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of
                                    Operations                                                                       11

                  Item 3.           Quantitative and Qualitative Disclosures about
                                    Market Risks                                                                     17

Part II.          Other Information

                  Item 1.           Legal Proceedings                                                                18

                  Item 6.           Exhibits and Reports on Form 8-K                                                 19

Signatures                                                                                                           20

                         PETSMART, INC. AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                           ---------------------------
                        (In thousands, except par value)
                                    Unaudited

                                                                             APRIL 30,      JANUARY 30,
                                                                               2000           2000
                                                                             ---------      ----------

ASSETS

Cash and cash equivalents                                                      $37,415         $41,498
Receivables, net                                                                67,188          68,760
Merchandise inventories                                                        378,703         377,298
Prepaid expenses and other current assets                                       33,717          31,159
                                                                                ------          ------

Total current assets                                                           517,023         518,715

Property and equipment, net                                                    259,955         263,327
Investments (Note 2)                                                            32,458          30,802
Other assets                                                                    15,688          15,766
Deferred income taxes                                                            6,780           6,780
                                                                                 -----           -----

Total assets                                                                  $831,904        $835,390
                                                                              ========        ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                          $26,500              $-
Accounts payable and bank overdraft                                            124,255         144,076
Accrued payroll and employee benefits                                           26,927          30,839
Accrued occupancy expense                                                       15,618          13,214
Accrued merger, business integration and restructuring costs                     8,633          10,410
Other accrued expenses                                                          31,722          27,272
Current maturities of capital lease obligations                                 10,164          12,593
                                                                                ------          ------

Total current liabilities                                                      243,819         238,404

Subordinated convertible notes (Note 5)                                        196,000         200,000
Capital lease obligations                                                       60,433          63,951
Deferred rents and other liabilities                                            19,234          18,611
                                                                                ------          ------

Total liabilities                                                              519,486         520,966
                                                                               -------         -------

Stockholders' equity:
Preferred stock; $.0001 par value, 10,000 shares
authorized, none issued and outstanding                                              -               -
Common stock; $.0001 par value; 250,000 shares
authorized, 117,459 and 117,246 shares issued and outstanding                       12              12
Additional paid-in capital                                                     399,691         400,108
Deferred compensation                                                            (961)         (1,903)
Accumulated deficit                                                           (56,692)        (57,279)
Accumulated other comprehensive loss                                           (2,054)         (1,304)
Less: treasury stock, at cost, 6,350 and 5,550 shares (Note 3)                (27,578)        (25,210)
                                                                              --------        --------

Total stockholders' equity                                                     312,418         314,424
                                                                               -------         -------

Total liabilities and stockholders' equity                                    $831,904        $835,390
                                                                              ========        ========


        The accompanying notes are an integral part of these unaudited financial statements.

                                   PETSMART, INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                -------------------------------------
                                (In thousands, except per share data)
                                              Unaudited

                                                                                      FOR THE 13 WEEKS ENDED
                                                                                   ------------------------------
                                                                                     APRIL 30,             MAY 2,
                                                                                       2000                1999
                                                                                   ------------         ---------

Net sales                                                                             $533,984           $564,112
Cost of sales                                                                          396,553            422,134
                                                                                       -------            -------

Gross profit                                                                           137,431            141,978

Store operating expenses                                                               107,942            110,385
Store preopening expenses                                                                1,961              2,069
General and administrative expenses                                                     17,172             18,023
                                                                                        ------             ------

Operating income                                                                        10,356             11,501

Interest income                                                                            236              1,310
Interest expense                                                                       (5,244)            (5,953)
                                                                                       -------            -------

Income before equity loss in PETsMART.com, income
tax expense (benefit), extraordinary item, and cumulative
effect of a change in accounting principle                                               5,348              6,858

Equity loss in PETsMART.com (Note 2)                                                   (5,807)                  -
                                                                                       -------            -------

Income (loss) before income tax expense (benefit), extraordinary item, and
cumulative effect of a change in accounting principle                                    (459)              6,858

Income tax expense (benefit)                                                             (203)              2,777
                                                                                       -------            -------

Income (loss) before extraordinary item and cumulative effect of
a change in accounting principle                                                         (256)              4,081

Extraordinary item, gain on early extinguishment of debt, net of
income tax expense (Note 5)                                                                843                  -
                                                                                       -------            -------

Income before cumulative effect of a change in accounting principle                        587              4,081

Cumulative effect of a change in accounting principle, net of income
tax benefit (Note 6)                                                                         -              (528)
                                                                                       -------            -------
Net income                                                                                 587              3,553
                                                                                           ---              -----

Other comprehensive loss, net of tax:
Foreign currency translation adjustments (Note 7)                                        (750)              (964)
                                                                                         -----              -----

Comprehensive income (loss)                                                             $(163)             $2,589
                                                                                        ======             ======

Earnings per common share - basic (Note 8):
Income (loss) before extraordinary item and cumulative effect
of a change in accounting principle                                                    $(0.00)              $0.03
Extraordinary item, net of income tax expense                                             0.01                  -
Cumulative effect of a change in accounting principle, net of income
tax benefit                                                                                  -               0.00
                                                                                       -------            -------
Net income                                                                               $0.01              $0.03
                                                                                         =====              =====

Earnings per common share - diluted (Note 8):
Income (loss) before extraordinary item and cumulative effect
of a change in accounting principle                                                    $(0.00)              $0.03
Extraordinary item, net of income tax expense                                             0.01                  -
Cumulative effect of a change in accounting principle, net of income
tax benefit                                                                                  -               0.00
                                                                                       -------            -------
Net income                                                                               $0.01              $0.03
                                                                                         =====              =====

        The accompanying notes are an integral part of these unaudited financial statements.

                                   PETSMART, INC. AND SUBSIDIARIES


                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                -------------------------------------
                                           (In thousands)
                                              Unaudited

                                                                                    FOR THE 13 WEEKS ENDED
                                                                                   -----------------------
                                                                                   APRIL 30,      MAY 2,
                                                                                     2000          1999
                                                                                   ---------      ------

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income                                                                             $587       $3,553
Adjustments to reconcile net income to net cash
used in operating activities:
Depreciation and amortization                                                        10,420       11,462
Loss (gain) on disposal of property and equipment                                       252         (74)
Equity loss in PETsMART.com                                                           5,807            -
Extraordinary gain on early extinguishment of debt                                  (1,405)            -
Changes in assets and liabilities:
Receivables, net                                                                      2,808        8,187
Merchandise inventories                                                             (1,405)     (20,135)
Prepaid expenses and other current assets                                           (2,558)      (5,504)
Other assets                                                                          (484)      (1,414)
Accounts payable and bank overdraft                                                (19,821)      (6,789)
Accrued payroll and employee benefits                                               (3,912)        6,302
Accrued occupancy expense                                                             2,404          132
Accrued merger, business integration and restructuring costs                        (1,777)      (4,995)
Other accrued expenses                                                                4,450          567
Deferred rents and other liabilities                                                    623        (202)
                                                                                        ---        -----

Net cash used in operating activities                                               (4,011)      (8,910)
                                                                                    -------      -------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
Purchases of leaseholds, fixtures and equipment                                     (8,412)     (18,979)
Purchases of property held for sale and leaseback                                         -        (251)
Investment in cost holdings                                                         (1,656)          (2)
Investment in equity holdings                                                       (5,807)            -
Proceeds from sales of property and equipment                                            25          450
                                                                                   --------      --------

Net cash used in investing activities                                              (15,850)     (18,782)
                                                                                   --------      -------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock                                                  938          184
Purchase of treasury stock                                                          (2,368)            -
Borrowings from bank credit facility                                                226,500            -
Repayment of bank credit facility                                                 (200,000)            -
Retirement of subordinated convertible notes                                        (2,595)            -
Payments on capital lease obligations                                               (5,947)      (4,639)
                                                                                    -------      -------

Net cash provided by (used in) financing activities                                  16,528      (4,455)
                                                                                     ------      -------

FOREIGN CURRENCY TRANSLATION LOSSES                                                   (750)        (964)
                                                                                      -----        -----

DECREASE IN CASH AND
CASH EQUIVALENTS                                                                    (4,083)     (33,111)

CASH AND CASH EQUIVALENTS
AT BEGINNING OF PERIOD                                                               41,498      153,336
                                                                                     ------      -------

CASH AND CASH EQUIVALENTS
AT END OF PERIOD                                                                    $37,415     $120,225
                                                                                    =======     ========


        The accompanying notes are an integral part of these unaudited financial statements.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------
         NOTE 1 - GENERAL:
         -----------------

         The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries ("PETsMART" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments which are both of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation.

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen weeks ended April 30, 2000 and May 2, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 30, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 24, 2000.

         NOTE 2 - INVESTMENTS:
         ---------------------

         The Company has an equity investment in PETsMART.com, a corporate joint venture which began operations in June 1999 and operates as an electronic commerce pet product retailer. During 1999, the Company contributed cash of approximately $29,061,000 in exchange for 8,287,135 shares of preferred stock. During the thirteen weeks ended April 30, 2000, the Company contributed cash of approximately $5,000,000 in exchange for 300,000 shares of additional preferred stock. The preferred stock is fully convertible to 20,287,135 shares of common stock at the Company's option. Additionally, during the first quarter of fiscal year 2000 the Company contributed cash of approximately $807,000 for 1,361,027 shares of common stock. The Company's equity investment represents 47.5% of the outstanding common stock on a fully converted basis at April 30, 2000. The Company accounts for the investment using the equity method in accordance with Accounting Principles Board Opinion No. 18. Accordingly, the Company has recorded its proportionate share of the equity in losses of PETsMART.com in the accompanying consolidated statements of operations, which reduced the carrying value of the Company's investment to zero.

         NOTE 3 - TREASURY STOCK:
         ------------------------

         On April 13, 2000, the Company's Board of Director's approved the purchase of an aggregate of $25 million of its common stock or its convertible debentures annually for each of the next three fiscal years through 2002. The Company's policy on the repurchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows to maintain appropriate liquidity. During the thirteen weeks ended April 30, 2000, approximately $2.3 million (before commissions) had been used to repurchase an aggregate of 800,000 shares of the Company's Common Stock under this program.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------


         NOTE 4 - SALE OF UNITED KINGDOM SUBSIDIARY:
         -------------------------------------------

         The Company consummated the sale of its United Kingdom ("U.K.") subsidiary (the "Transaction") to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash. As of the date of the Transaction, the United Kingdom subsidiary's losses from operations, before income taxes, for fiscal 1999 were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K. For the thirteen weeks ended May 2, 1999, the Company's U.K. subsidiary recorded net sales of $51.2 million and a loss before income taxes of $4.7 million.

         NOTE 5 - GAIN ON EARLY EXTINGUISHMENT OF DEBT:
         ----------------------------------------------

         During the first quarter of fiscal 2000, the Company retired $4.0 million of its 6 3/4% Subordinated Convertible Notes due 2004 (see
         Note 3) at a discount from par. The Company recognized an extraordinary gain in the first quarter of fiscal 2000 of approximately $0.8 million, net of related income taxes of approximately $0.6 million, related to the early extinguishment of this debt.

         NOTE 6 - CHANGE IN ACCOUNTING PRINCIPLE:
         ----------------------------------------

         In April 1998, the American Institute of Certified Public Accountants (AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP-98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $888,000, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

         NOTE 7 - COMPREHENSIVE INCOME:
         ------------------------------

         The income tax benefit related to the foreign currency translation adjustment was approximately $595,000 and $656,000 for first quarter 2000 and 1999, respectively.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         NOTE 8 - EARNINGS PER SHARE:
         ----------------------------

         Basic earnings per share are computed by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusting for dilutive common shares assumed to be issued on conversion of the Company's subordinated convertible notes.

         A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended April 30, 2000 and May 2, 1999 is as follows:

                                                         THIRTEEN WEEKS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                         ----------------------------------------------------------
                                                          APRIL 30, 2000                             MAY 2, 1999
                                                          --------------                             -----------

                                                                WEIGHTED                               WEIGHTED
                                                   INCOME        AVERAGE    PER SHARE                   AVERAGE      PER SHARE
                                                    (LOSS)       SHARES       AMOUNT    INCOME (LOSS)    SHARES        AMOUNT
                                                   -------      -------    ----------   -------------  --------      ----------

Income (loss) before extraordinary
item and cumulative effect of a change
in accounting principle                             $(256)       111,402      $(0.00)          $4,081      116,825       $0.03

Extraordinary item, gain on early
extinguishment of debt, net of
income tax expense                                     843       111,402         0.01               -      116,825           -

Cumulative effect of a change in
accounting principle, net of income
tax benefit                                              -       111,402            -           (528)      116,825      (0.00)
                                                    ------       -------       ------           -----      -------      ------

Net income per common
share - basic                                          587       111,402         0.01           3,553      116,825        0.03

Effect of dilutive securities:
Options                                                  -            92            -               -          998           -
                                                    ------       -------       ------           -----      -------      ------

Net income per common
share - diluted                                       $587       111,494        $0.01          $3,553      117,823       $0.03
                                                      ====       =======        =====          ======      =======       =====


         At April 30, 2000, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately
         22.4 million shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000 at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen weeks ended April 30, 2000 or May 2, 1999 due to the anti-dilutive effect they would have on earnings per share if converted.

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                   (UNAUDITED)

--------------------------------------------------------------------------------
         NOTE 9 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
         ---------------------------------------------------

         Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" issued in June 1999 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS 133 establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. Adoption is required for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company has not yet analyzed the impact of adopting this statement.

         NOTE 10 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:
         ----------------------------------------------------

         The Company operates two reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company's direct marketing operations, including its separate corporate and warehousing functions. During fiscal year 1999, the PETsMART U.K. subsidiary was also a reportable business segment. The U.K. segment included all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations, and was disposed of during the fourth quarter of 1999 (see Note 4). This segmentation is consistent with the format reviewed by the Company's management.

         Operating results and other financial data by business segment for the thirteen weeks ended April 30, 2000 and May 2, 1999, were as follows (in thousands):

                                                          FOR THE 13 WEEKS ENDED
                                                        --------------------------
                                                        APRIL 30,          MAY 2,
                                                          2000              1999
                                                        --------           -------
              Net sales:
                  PETsMART North America                 $511,061        $486,772
                  PETsMART U.K.                                 -          51,232
                  PETsMART Direct - External customers     22,923          26,108
                  PETsMART Direct - Intersegment            5,671           3,892
                  Eliminations                             (5,671)         (3,892)
                                                          -------         -------

                  Total net sales                        $533,984        $564,112
                                                         ========        ========


                                                                                                     FOR THE 13 WEEKS ENDED
                                                                                                  ---------------------------
                                                                                                    APRIL 30,        MAY 2,
                                                                                                      2000            1999
                                                                                                    ---------        ------
         Operating income (loss):
             PETsMART North America                                                                 $ 10,441       $ 15,054
             PETsMART U.K.                                                                                 -         (4,419)
             PETsMART Direct                                                                             (85)           866
                                                                                                     -------       --------

         Operating income                                                                             10,356         11,501
         Interest income                                                                                 236          1,310
         Interest expense                                                                             (5,244)        (5,953)
                                                                                                     -------       --------
             Income before equity loss in PETsMART.com,
                income tax expense (benefit), extraordinary item,
                and cumulative effect of a change in accounting principle                           $  5,348       $ 6,858
                                                                                                    ========       =======

                         PETSMART, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               THIRTEEN WEEKS ENDED APRIL 30, 2000 AND MAY 2, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         Total assets by business segment as of April 30, 2000, and January 30, 2000, were as follows:


                                                                                                   APRIL 30,     JANUARY 30,
                                                                                                       2000       2000
                                                                                                  ----------     -----------
                                                                                                       (in thousands)

         PETsMART North America                                                                   $  761,424     $  774,807
         PETsMART Direct                                                                              70,480         60,583
                                                                                                 -----------   ------------

             Total assets                                                                         $  831,904     $  835,390
                                                                                                  ==========     ==========


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PETsMART Superstores, Distribution, Information Systems, Competition, Government Regulation and Business Risks included in the Company's Form 10-K for the year ended January 30, 2000.

OVERVIEW

         PETsMART, Inc. and its subsidiaries ("PETsMART" or "the Company") is the largest operator of superstores specializing in pet food, supplies and services in North America. At April 30, 2000, the Company operated 507 superstores, consisting of 487 superstores in the United States, and 20 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically at or below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services. PETsMART's superstores utilize a hybrid retail-warehouse format that reinforces the image of warehouse shopping at discount prices, enhances merchandise presentation, and provides a fun shopping experience for customers and their pets. Through its PETsMART Direct ("Direct") subsidiary, the Company is also the largest direct mail catalog retailer of pet and equine supplies as well as an e-commerce fulfillment center.

         The Company has invested approximately $35 million in PETsMART.com, an e-commerce business, since its inception in the second quarter of 1999 through April 30, 2000. PETsMART.com is the Internet's most visited pet related Internet site as rated by independent internet sources. The site, which was developed in partnership with idealab!, provides visitors with convenience, security and service. It features a broad range of merchandise, expert advice and community activities for consumers who care about pets. The Company has approximately a 48 percent equity ownership in PETsMART.com.

         The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional superstores and the improved performance of existing superstores. In view of the increasing maturity of its superstore base (an average age of 4.2 years as of April 30, 2000), as well as the planned opening of additional superstores in existing markets, the Company's comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new superstore openings, and related preopening expenses, and the amount of revenue contributed by new and existing superstores may cause the Company's quarterly results of operations to fluctuate. The Company has achieved less favorable operating results in certain North American geographic regions it recently entered than it has achieved historically in other regions. In addition, because new superstores have higher payroll, advertising and other store level expenses as a percentage of sales than mature superstores, the impact of new superstore openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new superstore to earnings as the costs are incurred. Therefore, the Company expects that the opening of large numbers of new superstores in a given quarter will adversely impact its quarterly results of operations for that period.

SALE OF SUBSIDIARY

         The Company consummated the sale of its United Kingdom ("U.K.") subsidiary (the "Transaction") to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash. As of the date of the Transaction, the United Kingdom subsidiary's losses from operations, before income taxes, for fiscal 1999 were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K.

DEVELOPMENTS DURING FISCAL 2000

         In August 1999, The Proctor and Gamble Company purchased the I ams Company, whose Iams and Eukanuba product lines of premium dog and cat foods are sold in PETsMART superstores. In early March 2000, the Iams product line became available to the consumer in supermarkets, warehouse clubs, and other mass merchandisers for the first time. As a result, PETsMART experienced a decrease in sales of Iams products which is estimated to have a 150 basis point effect on comparable store sales. The long-term impact of this development is yet to be determined, and the Company could be adversely affected by it.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations, adjusted for the sale of the U.K. subsidiary:


                                                                                               THIRTEEN WEEKS ENDED
                                                                                       -------------------------------------
                                                                                                         MAY 2, 1999
                                                                                        APRIL 30,   ------------------------
                                                                                          2000      HISTORICAL  ADJUSTED (1)
                                                                                        ---------   ----------  ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                                                                100.0%       100.0%      100.0%
Cost of sales                                                                             74.3         74.8        73.9
                                                                                        ------       ------      ------

Gross profit                                                                              25.7         25.2        26.1
Store operating expenses                                                                  20.2         19.6        19.5
Store preopening expenses                                                                  0.4          0.4         0.4
General and administrative expenses                                                        3.2          3.2         3.1
Loss on disposal of subsidiary                                                           -            -             0.9
                                                                                    ----------   ----------     -------

Operating income                                                                           1.9          2.0         2.2
Interest income                                                                            0.1          0.2         0.2
Interest expense                                                                           1.0          1.0          1.1
                                                                                      --------       ------      -------

Income before equity loss in PETsMART.com, income tax expense (benefit), extraordinary item, and cumulative effect
    of a change in accounting principle                                                    1.0          1.2         1.3

Equity loss in PETsMART.com                                                                1.1       -            -
                                                                                       --------  ----------  ----------

Income (loss) before income tax expense (benefit), extraordinary item,
    and cumulative effect of a change in accounting principle                             (0.1)         1.2         1.3

Income tax expense (benefit)                                                              (0.0)         0.5         0.5
                                                                                      ---------     -------     -------

Income (loss) before extraordinary item and cumulative effect
    of a change in accounting principle                                                   (0.1)         0.7         0.8

Extraordinary item, gain on early extinguishment of debt, net of
    income tax expense                                                                     0.2        -           -
                                                                                      --------   ----------  ----------


Income before cumulative effect of a change in
    accounting principle                                                                   0.1          0.7         0.8

Cumulative effect of a change in accounting principle, net of
    income tax benefit                                                                   -              0.1         0.1
                                                                                    ----------     --------    ---------

Net income                                                                                 0.1%         0.6%        0.7%
                                                                                      =========     ========   =========


(1) The Company's United Kingdom subsidiary was sold to an unrelated third party on December 15, 1999. As of the date of this transaction, the United Kingdom subsidiary's losses from operations, before income taxes, for fiscal 1999 were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K. For comparative purposes, the statement of operations data for the thirteen weeks ended May 2, 1999 has been presented on a comparable basis reflecting this reclassification.

FIRST QUARTER FISCAL 2000 COMPARED TO FIRST QUARTER FISCAL 1999

         The following discussion of results of operations for first quarter 2000 and first quarter 1999 reflects the reclassification of the Company's United Kingdom subsidiary's results from operations to "Loss on disposal of subsidiary" for the 1999 period as discussed above in "Sale of Subsidiary", to form a comparable basis with the results from first quarter 2000.

         Net sales increased 4.1% to approximately $534.0 million for the thirteen weeks ended April 30, 2000 from $512.9 million for the thirteen weeks ended May 2, 1999. The 2000 results exclude sales from the United States veterinary clinics as the clinics were sold to MMI in July 1999. On a comparable basis excluding the veterinary sales from first quarter 1999, net sales increased 7.4% from approximately $497.4 million in first quarter 1999. Comparable North American store sales increased 1.8% for the quarter. During first quarter 2000, the Company opened 24 new superstores, relocated one store, and closed one store in North America. The Company operated 507 superstores at April 30, 2000 compared to 463 superstores open at May 2, 1999.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 25.7% for first quarter 2000 from 26.1% in first quarter 1999. This result principally reflected a shift in purchasing arrangements with vendors, beginning first quarter 2000, from the traditional volume and promotional discounts received to a more competitive unit pricing. Additionally, the decrease in gross profit as a percentage of net sales was reflective of higher distribution costs, store occupancy costs, and increased grooming costs in the first quarter of 2000 as compared to the same period in 1999.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 20.2% for first quarter 2000 from 19.5% for first quarter 1999. This increase reflected lower cooperative advertising monies being received from vendors (as a result of the new purchasing arrangements discussed in gross profit, above) and increased equipment leasing expenses related to the Company's new point-of-sale systems installed during the second half of fiscal 1999.

         Store preopening expenses as a percentage of net sales was 0.4% for first quarter 2000, unchanged from first quarter 1999. For the stores that opened during the first quarter 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including one replacement store, 25 stores were opened during first quarter 2000.

         General and administrative expenses as a percentage of sales increased slightly to 3.2% for first quarter 2000 from 3.1% for first quarter 1999. This increase was due to a planned increase in field management to expand the grooming and pet training service areas and increased depreciation expense related to the Company's new information system that was installed during the summer of 1999.

         The loss on disposal of subsidiary of approximately $4.7 million during the first quarter of 1999, represents the net loss from operations before income taxes, of the Company's United Kingdom subsidiary that was subsequently sold to an unrelated third party in December 1999.

         The Company's operating income decreased to $10.4 million for first quarter 2000 from $11.2 million for first quarter 1999. Operating income as a percentage of net sales decreased from 2.2% for first quarter 1999 to 1.9% for first quarter 2000. This decrease was primarily due to the shift in purchasing arrangements with vendors that began at the beginning of fiscal 2000.

         Interest income decreased to $0.2 million for first quarter 2000 from $1.3 million for first quarter 1999 principally due to the decrease in average cash balances available for short-term investment. Interest expense decreased to $5.2 million for the first quarter 2000 from $5.7 million for first quarter 1999. The decrease in interest expense was due primarily to decreased capital lease obligations.

         The equity loss in PETsMART.com, in which the Company has a 47.5% equity investment, represents the Company's proportionate share of losses from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com's losses for the thirteen weeks ended April 30, 2000 was approximately $5.8 million.

         For first quarter 2000, the $0.2 million income tax benefit resulted in a reported effective rate of 44.2%. Losses from the Company's equity investment in PETsMART.com are excluded from the Company's consolidated income tax return. Excluding the effects of the non-deductible charges, the Company's annual effective rate for first quarter 2000 becomes 41.5%, compared to 40.5% for first quarter 1999. The increase in the effective tax rate is principally due to a higher effective tax rate on Canadian income and other tax rate adjustments.

         During the first quarter of fiscal 2000, the Company retired $4.0 million of its 6 3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain in the first quarter of fiscal 2000 of approximately $0.8 million, net of related income taxes of approximately $0.6 million, related to the early extinguishment of this debt.

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

         As a result of the foregoing, the Company reported a loss before extraordinary item and cumulative effect of a change in accounting principle of $0.3 million (or $0.00 per share - diluted) for first quarter 2000 compared to income before extraordinary item and cumulative effect of a change in accounting principle of $4.1 million (or $0.03 per share - diluted) for first quarter 1999.

         The following table summarizes the earnings per share impact of the Company's electronic commerce business (PETsMART.com) corporate joint venture and the United Kingdom retail subsidiary:

                                                                   Thirteen weeks ended
                                                            ------------------------------------
                                                            April 30, 2000           May 2, 1999
                                                            --------------           -----------
         North America stores and Direct                      $   0.03                 $   0.06
         PETsMART.com                                            (0.03)                      --
         United Kingdom retail subsidiary                           --                    (0.03)
                                                           ------------               ---------

         Income before extraordinary item and
             cumulative effect of a change in
             accounting principle                                 0.00                     0.03

         Extraordinary gain on early extinguishment
             of debt, net of tax                                  0.01                      -

         Cumulative effect of a change in accounting
             principle                                           -                         0.00
                                                           ------------               ---------

         Total earnings per share - diluted                   $   0.01                 $   0.03
                                                              ========                 ========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

         In November 1997, $200 million of 6 3/4% Subordinated Convertible Notes (the "Notes") were issued by the Company and sold to "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. In April 1998, the Notes were registered publicly through an S-3 filing. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

         During fiscal 1999, approximately $25.0 million (before commissions) in cash was used to repurchase 5,550,000 shares of the Company's Common Stock, at an average price of $4.50. During the thirteen weeks ended April 30, 2000, approximately $2.3 million (before commissions) was used to purchase 800,000 shares of the Company's Common Stock at an average price of $2.92.

         On April 13, 2000, the Company's Board of Director's approved the purchase of $25 million of its common stock or its subordinated convertible notes annually for each of the next three fiscal years. The Company's policy on the repurchase of common stock or subordinated convertible notes is to make market purchases when the price is advantageous and as cash flow allows to maintain appropriate liquidity.

         The Company consummated a sale of its United Kingdom subsidiary with an unrelated third party on December 15, 1999. This transaction provided the Company cash proceeds before transaction costs of approximately $48.9 million less debt of approximately $7.0 million.

         At April 30, 2000, total assets were $831.9 million, of which $517.0 million were current assets. Cash and cash equivalents were $37.4 million.

         Cash used in operations was $4.0 million for the thirteen weeks ended April 30, 2000, compared to cash used in operations of $8.9 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 32.8% at April 30, 2000, compared to 38.2% at January 30, 2000. Inventory balances were approximately $378.7 million at April 30, 2000, and $377.3 million at January 30, 2000. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, decreased 4.0% to $697,000 per store at April 30, 2000, from $726,000 at January 30, 2000. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by the distribution center in Ennis, Texas.

         The Company has used cash for investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to invest in the cost holdings of MMI as well as the equity holdings of PETsMART.com. It is likely that the Company will need to make additional investments in PETsMART.com to fund operations if PETsMART.com is unable to generate sufficient funds from operations or from other sources. Net cash used in investing activities was $15.9 million for the thirteen weeks ended April 30, 2000, compared to $18.8 million used for the thirteen weeks ended May 2, 1999.

         Net cash used in financing activities consist primarily of borrowings and repayments on the Company's credit facility, principal payments on capital lease obligations, retirement of subordinated convertible debt, and repurchase of the Company's common stock.

         The Company's primary long-term capital requirements are for opening new superstores and distribution centers, the costs of closing redundant or inadequate superstores, expenditures associated with the continued development and implementation of the Company's information systems, and for working capital.

         All of the Company's superstores are leased facilities. The Company expects to open 40 new 19,000 square foot superstore locations, primarily as fill-in locations in existing markets for Fiscal Year 2000. The older 26,000 square foot prototype will be used in the remaining 15 new store locations for Fiscal Year 2000. The Company expects that these smaller stores will comprise all of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and capital expenditures for these locations will typically include approximately $250,000 for inventory, net of accounts payable, approximately $95,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which are also typically financed through leases.

         Based upon the Company's current plan to open approximately 30 new North American stores during the remaining 39 weeks of fiscal 2000, approximately $11.9 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART completed its initial implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. The Company estimates that its total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to any lease financing that may be available, will be approximately $70 million from the inception of the project through the end of fiscal 2000.

         Capital expenditures, net of construction allowances, were approximately $8.4 million during the thirteen weeks ended April 30, 2000. Such expenditures were used primarily for the opening of new superstores in North America, the continued development and implementation of the Company's information systems and the remodel and maintenance of the Company's existing superstores.

         On April 13, 2000, the Company renewed its credit agreement with its lenders. As a result, the capacity of the revolving credit agreement increased to $70 million for working capital and $40 million for real estate commitments. The Company may also obtain additional financing or debt outside of the revolving credit agreement up to $40 million. Borrowings under the agreement bear interest at the Company's option, of either Prime Rate plus 0.25% to 0.50% or LIBOR plus 1.75% to 2.25%. The agreement expires on April 13, 2003. The working capital line is secured by the inventory of the U.S. store operations. The collateral is released if the Company can meet specific financial hurdles for three consecutive quarters. The restrictive covenants remain the same as the previous revolving credit agreement. The new agreement also allows the Company $25 million annually to be used for the repurchase of common stock or subordinated convertible notes.

         Management believes that its existing cash and cash equivalents, together with cash flow from operations, borrowing capacity under its bank credit facility and available lease financing will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and to make planned capital expenditures, scheduled debt payments, refinance indebtedness, purchase outstanding equity and subordinated debt and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

SEASONALITY AND INFLATION

         The Company's business is subject to some seasonal fluctuation and it typically realizes increased sales volume and a substantial portion of its operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs, such as flea and tick problems, have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART's superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards ("SFAS") No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS 133" issued in June 1999 defers the effective date of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which was issued in June 1998. SFAS 133 establishes the accounting and reporting standards for derivative instruments and hedging activities, requiring that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure them at fair value. It also provides for matching of the timing of gain or loss recognition on the hedging instrument with the recognition of (i) the changes in the fair value of the hedged asset or liability related to the hedged risk or (ii) the hedged forecasted transaction earnings effect. Adoption is required for fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133 in the first quarter of fiscal 2001. The Company has not yet analyzed the impact of adopting this statement.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, borrowings under its revolving credit arrangement and its convertible subordinated notes. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company's operations, cash flow or financial position.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1996, Richard Northcott, the former chairman of Pet City, became a member of the Company's Board of Directors in connection with the Company's acquisition of Pet City. Certain former Pet City affiliates thereafter retained counsel in the United States and made allegations claiming that the Company misled the shareholders of Pet City at the time of the acquisition concerning the Company's business, finances, and prospects. On September 30, 1997, shortly after the receipt of the allegations by the Company, Mr. Northcott resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes that the allegations which have been made are without merit. Nevertheless, there can be no assurance that these former affiliates will not initiate litigation seeking monetary damages or an equitable remedy. An initial mediation meeting was held on May 3, 2000, and mediation is currently ongoing.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27       Financial Data Schedule

(b) Reports on Form 8-K

         During the thirteen weeks ended April 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 14, 2000.

                                         PETSMART, INC.
                                         (Registrant)


/s/      Neil T. Watanabe
         ----------------
         Neil T. Watanabe
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                 Exhibit Index

(a) Exhibits

     27     Financial Data Schedule