Form 10-Q
period 2000-07-30
PETSMART INC
filed 2000-09-12
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                  JULY 30, 2000

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

                            (1) Yes [ X ]   No [   ]

                            (2) Yes [ X ]   No [   ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date:

     COMMON STOCK, $.0001 PAR VALUE, 111,404,617 SHARES AT SEPTEMBER 6, 2000

                                 PETSMART, INC.

                                      INDEX

                                                                                                                   Page
Part I.           Financial Information

                  Item 1.  Financial Statements - Unaudited

                                    Consolidated Balance Sheets at July 30, 2000
                                    and January 30, 2000                                                              3

                                    Consolidated Statements of Operations
                                    for the thirteen and twenty-six weeks ended
                                    July 30, 2000 and August 1, 1999                                                  4

                                    Consolidated Statements of Cash Flows
                                    for the twenty-six weeks ended
                                    July 30, 2000 and August 1, 1999                                                  5

                                    Notes to Consolidated Financial Statements                                        6


                  Item 2.           Management's Discussion and Analysis
                                    of Financial Condition and Results of Operations                                 11

                  Item 3.           Quantitative and Qualitative Disclosures about Market Risks                      19

Part II.          Other Information

                  Item 1.           Legal Proceedings                                                                20

                  Item 4.           Submission of Matters to a Vote of Security Holders                              20

                  Item 6.           Exhibits and Reports on Form 8-K                                                 21

Signatures                                                                                                           22

                        PETSMART, INC., AND SUBSIDIARIES



                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)
                                    Unaudited

                                                                                       JULY 30,            JANUARY 30,
                                                                                         2000                 2000
                                                                                         ----                 ----
ASSETS
------

Cash and cash equivalents                                                            $   41,039            $   41,498
Receivables, net                                                                         57,707                68,760
Merchandise inventories                                                                 362,297               377,298
Prepaid expenses and other current assets                                                37,780                31,159
                                                                                     ----------            ----------

       Total current assets                                                             498,823               518,715

Property and equipment, net                                                             256,660               263,327
Investments (Note 2)                                                                     33,400                30,802
Other assets                                                                             14,822                15,766
Deferred income taxes                                                                     6,780                 6,780
                                                                                     ----------            ----------
       Total assets                                                                  $  810,485           $   835,390
                                                                                     ==========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                                $   33,500           $         -
Accounts payable and bank overdraft                                                     128,288               144,076
Accrued payroll and employee benefits                                                    23,836                30,839
Accrued occupancy expense                                                                17,493                13,214
Accrued merger, business integration and restructuring costs                              6,934                10,410
Other accrued expenses                                                                   18,513                27,272
Current maturities of capital lease obligations                                           8,999                12,593
                                                                                     ----------            ----------

       Total current liabilities                                                        237,563               238,404

Subordinated convertible notes (Note 6)                                                 188,750               200,000
Capital lease obligations                                                                58,461                63,951
Deferred rents and other liabilities                                                     18,988                18,611
                                                                                     ----------            ----------

       Total liabilities                                                                503,762               520,966
                                                                                     ==========            ==========

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none issued and outstanding                                                -                     -
    Common stock; $.0001 par value; 250,000 shares
       authorized, 117,489 and 117,246 shares issued and outstanding                         12                    12
    Additional paid-in capital                                                          399,667               400,108
    Deferred compensation                                                                  (843)               (1,903)
    Accumulated deficit                                                                 (58,533)              (57,279)
    Accumulated other comprehensive loss                                                 (2,428)               (1,304)
    Notes receivable from officers (Note 4)                                              (3,574)                -
    Treasury stock, at cost, 6,350 and 5,550 shares (Note 3)                            (27,578)              (25,210)
                                                                                     ----------            ----------

       Total stockholders' equity                                                       306,723               314,424
                                                                                     ----------            ----------

       Total liabilities and stockholders' equity                                    $  810,485           $   835,390
                                                                                     ==========           ===========

The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                          FOR THE 13 WEEKS ENDED             FOR THE 26 WEEKS ENDED
                                                          ----------------------             ----------------------
                                                        JULY 30,         AUGUST 1,         JULY 30,         AUGUST 1,
                                                          2000             1999              2000              1999
                                                          ----             ----              ----              ----
Net sales (Note 5)                                    $  538,573      $   564,537       $  1,072,557      $  1,128,649
Cost of sales                                            401,073          420,643            797,626           842,777
                                                      ----------      -----------       ------------      ------------
       Gross profit                                      137,500          143,894            274,931           285,872

Store operating expenses                                 103,848          114,118            211,790           224,503
Store preopening expenses                                    650            2,730              2,611             4,799
General and administrative expenses                       19,673           15,713             36,845            33,736
                                                      ----------      -----------       ------------      ------------

       Operating income                                   13,329           11,333             23,685            22,834

Interest income                                            1,355              712              1,591             2,021
Interest expense                                          (5,821)          (5,906)           (11,065)          (11,858)
                                                      ----------      -----------       ------------      ------------

       Income before equity loss in
         PETsMART.com, income tax expense
         (benefit), extraordinary item, and
         cumulative effect of a change in
         accounting principle                              8,863            6,139             14,211            12,997

Equity loss in PETsMART.com (Note 2)                     (15,419)          (1,402)           (21,226)           (1,402)
                                                      ----------      -----------       ------------      ------------

       Income (loss) before income tax
         expense (benefit), extraordinary item,
         and cumulative effect of a change in
         accounting principle (Note 5)                    (6,556)           4,737             (7,015)           11,595

Income tax expense (benefit)                              (3,544)           2,694             (3,747)            5,471
                                                      ----------      -----------       ------------      ------------

       Income (loss) before extraordinary
         item and cumulative effect of a change
         in accounting principle                          (3,012)           2,043             (3,268)            6,124

Extraordinary item, gain on early extinguishment
    of debt, net of income tax expense (Note 6)            1,171                -              2,014                 -
                                                      ----------      -----------       ------------      ------------

       Income (loss) before cumulative effect of
         a change in accounting principle                 (1,841)           2,043             (1,254)            6,124

Cumulative effect of a change in accounting
    principle, net of income tax benefit (Note 7)              -                -                  -              (528)
                                                      ----------      -----------       ------------      ------------

       Net income (loss)                                  (1,841)           2,043             (1,254)            5,596
                                                      ----------      -----------       ------------      ------------

Other comprehensive loss, net of tax:

       Foreign currency translation
         adjustments (Note 8)                               (374)          (1,531)            (1,124)           (2,495)
                                                      ----------      -----------       ------------      ------------

       Comprehensive income (loss)                    $   (2,215)     $       512       $     (2,378)     $      3,101
                                                      ==========      ===========       ============      ============

Earnings per common share - basic (Note 9):
       Income (loss) before extraordinary item
         and cumulative effect of a change in
         accounting principle                         $    (0.03)     $      0.02       $      (0.03)     $       0.05
       Extraordinary item, net of income tax
         expense                                            0.01                -               0.02                 -
       Cumulative effect of a change in
         accounting principle, net of income
         tax benefit                                           -                -                  -              0.00
                                                      ----------      -----------       ------------      ------------
       Net income (loss)                              $    (0.02)     $      0.02       $      (0.01)     $       0.05
                                                      ==========      ===========       ============      ============

Earnings per common share - diluted (Note 9):
       Income (loss) before extraordinary item
         and cumulative effect of a change in
         accounting principle                         $    (0.03)     $      0.02       $      (0.03)    $        0.05
       Extraordinary item, net of income tax
         expense                                            0.01               -                0.02                 -
       Cumulative effect of a change in
         accounting principle, net of income
         tax benefit                                           -                -                  -              0.00
                                                      ----------      -----------       ------------      ------------
       Net income (loss)                              $    (0.02)     $      0.02       $      (0.01)     $       0.05
                                                      ==========      ===========       ============      ============

The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES



                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                         FOR THE 26 WEEKS ENDED
                                                                                         ----------------------
                                                                                         JULY 30,       AUGUST 1,
                                                                                           2000           1999
                                                                                           ----           ----
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net income (loss)                                                                 $    (1,254)     $   5,596
    Adjustments to reconcile net income (loss) to net cash
       provided by (used in) operating activities:
           Depreciation and amortization                                                   21,794         22,741
           Loss on disposal of property and equipment                                         197            250
           Equity loss in PETsMART.com                                                     21,226          1,402
           Extraordinary gain on early extinguishment of debt                              (3,357)             -
           Tax benefit from exercise of stock options                                           -             68
    Changes in assets and liabilities:
           Receivables, net                                                                12,289          3,748
           Merchandise inventories                                                         15,001        (26,047)
           Prepaid expenses and other current assets                                       (6,621)        (5,522)
           Other assets                                                                      (233)          (290)
           Accounts payable and bank overdraft                                            (15,788)       (24,438)
           Accrued payroll and employee benefits                                           (7,003)         2,944
           Accrued occupancy expense                                                        4,279          2,498
           Accrued merger, business integration and restructuring costs                    (3,476)        (7,386)
           Other accrued expenses                                                          (8,759)         5,130
           Deferred rents and other liabilities                                               377            341
                                                                                      -----------      ---------

    Net cash provided by (used in) operating activities                                    28,672        (18,965)
                                                                                      -----------      ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment                                       (16,031)       (42,063)
    Purchases of property held for sale and leaseback                                           -           (809)
    Investment in cost holdings                                                            (2,598)          (414)
    Investment in equity holdings                                                         (21,226)        (4,577)
    Proceeds from sales of property and equipment                                              25            473
                                                                                      -----------      ---------

    Net cash used in investing activities                                                 (39,830)       (47,390)
                                                                                      -----------      ---------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                    983          2,128
    Notes receivable from officers                                                         (3,574)             -
    Purchase of treasury stock                                                             (2,368)        (1,288)
    Borrowings from bank credit facility                                                  303,500              -
    Repayment of bank credit facility                                                    (270,000)             -
    Retirement of subordinated convertible notes                                           (7,634)             -
    Payments on capital lease obligations                                                  (9,084)        (8,721)
                                                                                      -----------      ---------

    Net cash provided by (used in) financing activities                                    11,823         (7,881)
                                                                                      -----------      ---------

FOREIGN CURRENCY TRANSLATION LOSSES                                                        (1,124)        (2,495)
                                                                                      -----------      ---------

DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                         (459)       (76,731)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                                 41,498        153,336
                                                                                      -----------      ---------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                  $    41,039      $  76,605
                                                                                      ===========      =========

The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)



NOTE 1 - GENERAL:

The accompanying unaudited consolidated financial statements of PETsMART, Inc., and Subsidiaries ("PETsMART" or "the Company") have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments of a normal recurring nature and necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period's presentation.

Because of the seasonal nature of the Company's business, the results of operations for the thirteen and twenty-six weeks ended July 30, 2000, and August 1, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 30, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 24, 2000.

NOTE 2 - INVESTMENTS:

The Company has an equity investment in PETsMART.com, a corporate joint venture that began operations in June 1999, and operates as an electronic commerce pet product retailer. During the thirteen weeks ended July 30, 2000, the Company contributed cash of approximately $15,419,000, in exchange for 3,211,991 shares of additional preferred stock. During the twenty-six weeks ended July 30, 2000, the Company contributed $21,226,000 for 1,361,027 shares of common stock and 3,511,991 shares of preferred stock. The preferred stock owned by the Company as of July 30, 2000, is fully convertible to 22,488,076 shares of common stock at the Company's option. The Company's equity investment represents 48.2% of the outstanding common stock of PETsMART.com on a fully converted basis at July 30, 2000. The Company accounts for the investment using the equity method in accordance with Accounting Principles Board Opinion No. 18. Accordingly, the Company has recorded its proportionate share of the equity in losses of PETsMART.com in the accompanying consolidated statements of operations, which reduced the carrying value of the Company's investment to zero.

NOTE 3 - TREASURY STOCK:

On April 13, 2000, the Company's Board of Directors approved the purchase of an aggregate of $25 million of its common stock or its subordinated convertible notes, annually, for each of the next three fiscal years through 2002. The Company's policy on the purchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. No purchases of the Company's common stock were made during the thirteen weeks ended July 30, 2000, under this program. During the twenty-six weeks ended July 30, 2000, approximately $2.3 million (before commissions) had been used to purchase an aggregate of 800,000 shares of the Company's common stock.

NOTE 4 - NOTES RECEIVABLE FROM OFFICERS:

During the thirteen weeks ended July 30, 2000, the Company provided loans to certain officers totaling $3,574,000, to be used only for the purpose of purchasing shares of the Company's common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 12 to 18 months. The loans are collateralized by the Company's common stock purchased by the officers, are full recourse, and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, the officers' termination of employment.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)



NOTE 5 - SALE OF UNITED KINGDOM SUBSIDIARY:

The Company consummated the sale of its United Kingdom ("U.K.") subsidiary (the "Transaction") to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash. As of the date of the Transaction, the U.K. subsidiary's losses from operations, before income taxes, for fiscal 1999, were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K. For the thirteen and twenty-six weeks ended August 1, 1999, the Company's U.K. subsidiary recorded net sales of $48.9 million and $100.2 million, respectively, and a loss before income taxes of $4.7 million and $9.4 million, respectively.

NOTE 6 - GAIN ON EARLY EXTINGUISHMENT OF DEBT:

During the thirteen and twenty-six weeks ended July 30, 2000, the Company repurchased and retired at face value $7,250,000 and $11,250,000, respectively, of the 6 3/4% Subordinated Convertible Notes (the "Notes") due 2004 (see Note 3) at a discount. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $167,000 and $259,000 for the thirteen and twenty-six weeks ended July 30, 2000, respectively, was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $1,200,000, net of related income taxes of approximately $800,000, and an extraordinary gain of approximately $2,000,000, net of taxes of approximately $1,300,000, for the thirteen and twenty-six weeks ended July 30, 2000, respectively.

NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE:

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

NOTE 8 - COMPREHENSIVE INCOME:

The income tax benefit related to the foreign currency translation adjustment was approximately $249,000 and $1,368,000 for the thirteen weeks ended July 30, 2000, and August 1, 1999, respectively. For the twenty-six weeks ended July 30, 2000, and August 1, 1999, the income tax benefit related to the foreign currency translation adjustment was approximately $749,000 and $2,229,000, respectively.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)



NOTE 9 - EARNINGS PER SHARE:

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

A reconciliation of the basic and diluted earnings per share computations for the thirteen and twenty-six weeks ended July 30, 2000 and August 1, 1999 is as follows:

                                                          THIRTEEN WEEKS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                               -----------------------------------------------------------------------------------
                                                             JULY 30, 2000                               AUGUST 1, 1999
                                               ------------------------------------------   --------------------------------------
                                                                WEIGHTED                                    WEIGHTED
                                                                 AVERAGE        PER SHARE                    AVERAGE     PER SHARE
                                               INCOME (LOSS)     SHARES          AMOUNT     INCOME (LOSS)     SHARES       AMOUNT
                                               -------------     ------          ------     -------------     ------       ------
  Income (loss) before extraordinary item      $     (3,012)      111,124     $   (0.03)    $       2,043     117,135    $    0.02

  Extraordinary item, gain on early
   extinguishment of debt, net of
   income tax expense                                  1,171      111,124          0.01                 -     117,135            -
                                               -------------      -------      --------      ------------     -------     ---------
  Net income (loss) per common
   share - basic                                      (1,841)     111,124         (0.02)            2,043     117,135         0.02

  Effect of dilutive securities:
   Options                                                 -            -             -                 -       1,348            -
                                               -------------      -------      --------      ------------     -------     ---------

  Net income (loss) per common
   share - diluted                             $      (1,841)     111,124     $   (0.02)    $       2,043     118,483    $    0.02
                                               =============      =======     =========     =============     =======    =========


                                                            TWENTY-SIX WEEKS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                  -------------------------------------------------------------------------------
                                                                JULY 30, 2000                        AUGUST 1, 1999
                                                  -------------------------------------  ----------------------------------------
                                                                  WEIGHTED                              WEIGHTED
                                                                   AVERAGE    PER SHARE                  AVERAGE        PER SHARE
                                                  INCOME (LOSS)     SHARES      AMOUNT   INCOME (LOSS)    SHARES          AMOUNT
                                                  -------------     ------      ------   -------------    ------          ------
  Income (loss) before extraordinary
   item and cumulative effect of a change
   in accounting principle                        $   (3,268)      111,315     $(0.03)     $ 6,124        116,995        $   0.05

  Extraordinary item, gain on early
   extinguishment of debt, net of
   income tax expense                                  2,014       111,315       0.02            -        116,995               -

  Cumulative effect of a change in
    accounting principle, net of income
    tax benefit                                            -       111,315          -         (528)       116,995            (0.00)
                                                  ----------       -------     ------      -------        -------        ---------

  Net income (loss) per common
   share - basic                                      (1,254)      111,315      (0.01)       5,596        116,995            0.05

  Effect of dilutive securities:
   Options                                                 -             -          -            -          1,159               -
                                                  ----------       -------     ------      -------        -------        --------

  Net income (loss) per common
   share - diluted                                $   (1,254)      111,315      (0.01)     $ 5,596        118,154        $   0.05
                                                  ==========       =======     ======      =======        =======        ========

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)



At July 30, 2000, no shares of common stock had been issued upon conversion of the subordinated convertible notes issued in November 1997. These notes are convertible into an aggregate of approximately 21.6 million shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000, at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 30, 2000 or August 1, 1999, due to the anti-dilutive effect they would have on earnings per share if converted.

NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet performed an analysis to determine the impact of adopting this standard and is, therefore, unable to disclose the impact that adopting the standard will have on its financial position and results of operations when such statement is adopted.

In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented during the fourth quarter of the Company's fiscal year ending January 2001. The Company is analyzing the impact, if any, SAB 101 may have on its financial statements.

NOTE 11 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

The Company operates two reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company's direct marketing operations, including its separate corporate and warehousing functions. During fiscal year 1999, the PETsMART U.K. subsidiary was also a reportable business segment. The U.K. segment included all retail stores in the U.K., including the warehousing and corporate functions specific to the U.K. operations, and was disposed of during the fourth quarter of 1999 (see Note 5). This segmentation is consistent with the format reviewed by the Company's management.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      THIRTEEN AND TWENTY-SIX WEEKS ENDED JULY 30, 2000 AND AUGUST 1, 1999
                                   (UNAUDITED)




Operating results and other financial data by business segment for the thirteen and twenty-six weeks ended July 30, 2000, and August 1, 1999, were as follows (in thousands):

                                                                  FOR THE 13 WEEKS ENDED          FOR THE 26 WEEKS ENDED
                                                                  ----------------------          ----------------------
                                                                  JULY 30,      AUGUST 1,          JULY 30,      AUGUST 1,
                                                                    2000          1999               2000          1999
                                                                    ----          ----               ----          ----
         Net sales:
             PETsMART North America                             $  515,702     $  490,197       $  1,026,763    $   976,969
             PETsMART U.K.                                               -         48,942                  -        100,174
             PETsMART DIRECT - External customers                   22,871         25,398             45,794         51,506
             PETsMART DIRECT - Intersegment                          6,324          4,975             11,995          8,867
             Eliminations                                           (6,324)        (4,975)           (11,995)        (8,867)
                                                                ----------     ----------       ------------    -----------

             Total net sales                                    $  538,573     $  564,537       $  1,072,557    $ 1,128,649
                                                                ==========     ==========       ============    ===========

         Operating income (loss):
             PETsMART North America                             $   12,705     $   15,514       $     23,146    $    30,568
             PETsMART U.K.                                               -         (4,369)                 -         (8,788)
             PETsMART DIRECT                                           624            188                539          1,054
                                                                ----------     ----------       -------------   -----------

         Operating income                                           13,329         11,333             23,685         22,834
         Interest income                                             1,355            712              1,591          2,021
         Interest expense                                           (5,821)        (5,906)           (11,065)       (11,858)
                                                                ----------      ----------      -------------   -----------

             Income before equity loss in
               PETsMART.com, income tax expense
               (benefit), extraordinary item, and
               cumulative effect of a change in
               accounting principle                             $    8,863     $    6,139       $     14,211    $    12,997
                                                                ==========     ==========       ============    ===========


Total assets by business segment as of July 30, 2000, and January 30, 2000, were as follows (in thousands):

                                                                                                   JULY 30,      JANUARY 30,
                                                                                                     2000           2000
                                                                                                     ----           ----
         PETsMART North America                                                                   $  748,249     $  774,807
         PETsMART Direct                                                                              62,236         60,583
                                                                                                  ----------     ----------

             Total assets                                                                         $  810,485     $  835,390
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

OVERVIEW

         PETsMART, Inc., and its subsidiaries ("PETsMART" or the "Company") is the largest operator of superstores specializing in pet food, supplies and services in North America. At July 30, 2000, the Company operated 525 superstores, consisting of 505 superstores in the United States, and 20 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically at or below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services, including but not limited to pet grooming, pet training and in many stores, veterinarian services. PETsMART's stores utilize a format that offers a wide product assortment to the customer at a good value, gives customers product and service solutions, and provides a fun, pet-caring shopping experience for customers and their pets. Through its PETsMART Direct ("Direct") subsidiary, the Company is also the largest direct mail catalog retailer of pet and equine supplies as well as an e-commerce fulfillment center.

         The Company has invested approximately $50 million in PETsMART.com, an e-commerce business, since PETsMART.com's inception in the second quarter of 1999, through July 30, 2000. PETsMART.com is a leading pet related Internet site as rated by independent internet sources. The site, which was developed in partnership with idealab!, provides visitors with convenience, security and service. It features a broad range of merchandise, expert advice and community activities for consumers who care about pets. The Company has approximately a 48 percent equity ownership in PETsMART.com.

         The Company expects that future increases in net sales and net income, if any, will be dependent on the opening of additional stores and the improved performance of existing locations. In view of the increasing maturity of its store base (an average age of 4.3 years as of July 30, 2000), as well as the planned opening of additional stores in existing markets, the Company's comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, and related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company's quarterly results of operations to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than do mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred. Therefore, the Company expects that the opening of a large number of new stores in a given quarter will adversely impact its quarterly results of operations for that period.

SALE OF SUBSIDIARY

         The Company consummated the sale of its United Kingdom ("U.K.") subsidiary (the "Transaction") to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash. As of the date of the Transaction, the U.K. subsidiary's losses from operations, before income taxes, for fiscal 1999, were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K.

DEVELOPMENTS DURING FISCAL 2000

         In August 1999, The Proctor and Gamble Company purchased the Iams Company, whose Iams and Eukanuba product lines of premium dog and cat foods are sold in PETsMART superstores. In early March 2000, the Iams product line became available to the consumer in supermarkets, warehouse clubs, and other mass merchandisers for the first time. As a result, PETsMART experienced a decrease in sales of Iams products, estimated to be approximately $11 million during the thirteen weeks ended July 30, 2000 as compared to the thirteen weeks ended August 1, 1999. The long-term impact of this development is yet to be determined, and the Company could continue to be adversely affected by it.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's statements of operations, as adjusted for the sale of the U.K. subsidiary:

                                                            THIRTEEN WEEKS ENDED                   TWENTY-SIX WEEKS ENDED
                                                            --------------------                   ----------------------
                                                                      AUGUST 1, 1999                           AUGUST 1, 1999
                                                      JULY 30,   --------------------------    JULY 30,   -------------------------
                                                       2000      HISTORICAL    ADJUSTED (1)      2000     HISTORICAL   ADJUSTED (1)
                                                       ----      ----------    ------------      ----     ----------   ------------
STATEMENT OF OPERATIONS DATA:
Net sales                                             100.0%        100.0%         100.0%       100.0%      100.0%         100.0%
Cost of sales                                          74.5          74.5           73.7         74.4        74.7           73.8
                                                      -----         -----          -----        -----       -----          -----

Gross profit                                           25.5          25.5           26.3         25.6        25.3           26.2
Store operating expenses                               19.3          20.2           20.2         19.7        19.9           19.9
Store preopening expenses                               0.1           0.5            0.5          0.2         0.4            0.4
General and administrative expenses                     3.6           2.8            2.6          3.4         3.0            2.9
Loss on disposal of subsidiary                            -             -            0.9            -           -            0.9
                                                      -----         -----          -----        -----       -----          -----

Operating income                                        2.5           2.0            2.1          2.3         2.0            2.1
Interest income                                         0.3           0.1            0.1          0.1         0.2            0.2
Interest expense                                        1.1           1.0            1.1          1.0         1.1            1.1
                                                      -----         -----          -----        -----       -----          -----

Income before equity loss in PETsMART.com,
    income tax expense (benefit),
    extraordinary item, and cumulative
    effect of a change in accounting principle          1.7           1.1            1.1          1.4         1.1            1.2

Equity loss in PETsMART.com                            (2.9)         (0.2)          (0.2)        (2.0)       (0.1)          (0.1)
                                                      -----          -----         -----        -----       -----          -----

Income (loss) before income tax expense
    (benefit), extraordinary item, and
    cumulative effect of a change in
    accounting principle                               (1.2)          0.9            0.9         (0.6)        1.0            1.1

Income tax expense (benefit)                           (0.7)          0.5            0.5         (0.3)        0.5            0.5
                                                      -----         -----          -----        -----        -----         -----

Income (loss) before extraordinary item
    and cumulative effect of a change in
    accounting principle                               (0.5)          0.4            0.4         (0.3)        0.5            0.6

Extraordinary item, gain on early
    extinguishment of debt, net of
    income tax expense                                  0.2             -              -          0.2           -              -
                                                      -----         -----          -----        -----       -----          -----

Income (loss) before cumulative effect
    of a change in accounting principle                (0.3)          0.4            0.4         (0.1)        0.5            0.6

Cumulative effect of a change in
    accounting principle, net of
    income tax benefit                                    -             -              -            -           -           (0.1)
                                                      -----         -----          -----        -----        -----         -----

Net income (loss)                                      (0.3)%         0.4%           0.4%        (0.1)%        0.5%          0.5%
                                                      =====         =====          =====        =====        =====         =====


(1) The Company's U.K. subsidiary was sold to an unrelated third party on December 15, 1999. As of the date of this transaction, the U.K. subsidiary's losses from operations, before income taxes, for fiscal 1999, were reclassified as "Loss on disposal of subsidiary" in the Company's consolidated statement of operations included in the Company's Annual Report on Form 10-K. For comparative purposes, the statement of operations data for the thirteen and twenty-six weeks ended August 1, 1999, have been presented on a comparable basis reflecting this reclassification.

SECOND QUARTER FISCAL 2000 COMPARED TO SECOND QUARTER FISCAL 1999

         The following discussion of results of operations for second quarter 2000 and second quarter 1999 reflects the reclassification of the Company's U.K. subsidiary's results from operations to "Loss on disposal of subsidiary" for the 1999 period as discussed above in "Sale of Subsidiary", to form a comparable basis with the results from second quarter 2000.

         Net sales increased 4.5% to approximately $538.6 million for the thirteen weeks ended July 30, 2000, from $515.6 million for the thirteen weeks ended August 1, 1999. The 2000 results exclude sales from the United States veterinary clinics, as the clinics were sold to Medical Management International, Inc. ("MMI"), effective July 1999. On a comparable basis excluding the veterinary sales from second quarter 1999, net sales increased 6.9% from approximately $503.7 million in second quarter 1999. Comparable North American store sales increased 1.2% for the quarter. During second quarter 2000, the Company opened 18 new superstores and relocated one store in North America. The Company operated 525 superstores at July 30, 2000 compared to 476 superstores open at August 1, 1999.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 25.5% for second quarter 2000, from 26.3% in second quarter 1999. This result primarily reflected a planned inventory reduction that included the sell-off of discontinued and slow-moving items at a discount and higher than expected services payroll. Additionally, the decrease in gross profit as a percentage of net sales was reflective of higher inventory shrinkage in the second quarter of 2000, as compared to the same period in 1999.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, decreased as a percentage of net sales to 19.3% for second quarter 2000, from 20.2% for second quarter 1999. This decrease reflected lower advertising expenditures during the second quarter of 2000, as compared to the same period in 1999, net of increased equipment leasing expenses related to the Company's new point-of-sale systems installed during the second half of fiscal 1999.

         Store preopening expenses as a percentage of net sales was 0.1% for second quarter 2000, compared to 0.5% for second quarter 1999. For the stores that opened during the second quarter 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including one replacement store, 19 stores were opened during second quarter 2000.

         General and administrative expenses as a percentage of net sales increased to 3.6% for second quarter 2000, from 2.6% for second quarter 1999. This increase was due to a planned increase in field management to expand the grooming and pet training service areas and increased depreciation expense related to the Company's new information system that was installed during the summer of 1999.

         The loss on disposal of subsidiary of approximately $4.7 million during the second quarter of 1999, represents the net loss from operations before income taxes, of the Company's U.K. subsidiary that was subsequently sold to an unrelated third party in December 1999.

         The Company's operating income increased to $13.3 million for second quarter 2000, from $11.0 million for second quarter 1999. Operating income as a percentage of net sales increased to 2.5% for second quarter 2000, from 2.1% for second quarter 1999. This increase was primarily due to the impact of the $4.7 million loss that the U.K. subsidiary generated during the second quarter of 1999, partially offset by increases in general and administrative expenses in second quarter 2000 as compared to the same period last year.

         Interest income increased to $1.4 million for second quarter 2000 from $0.7 million for second quarter 1999, principally due to interest earned from certain receivables during the second quarter of 2000. Interest expense decreased slightly to $5.8 million for the second quarter 2000, from $5.9 million for second quarter 1999.

         The equity loss in PETsMART.com, in which the Company has a 48.2% equity investment, represents the Company's proportionate share of losses from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com losses for the thirteen weeks ended July 30, 2000 was approximately $15.4 million, as compared to $1.4 million during the second quarter of 1999.

         For second quarter 2000, the $3.5 million income tax benefit represents an effective rate of 54.1%. The Company's effective tax rate differs from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company's equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company's annual effective tax rate for second quarter 2000 becomes 40.3%, compared to 43.5% for second quarter 1999. The decrease in the effective tax rate is principally due to the change in the mix of foreign taxable income and other tax rate adjustments.

         As a result of the foregoing, the Company reported a loss before extraordinary item of $3.0 million (or $0.03 per share - diluted) for second quarter 2000, compared to income before extraordinary item of $2.0 million (or $0.02 per share - diluted) for second quarter 1999.

         During the second quarter of fiscal 2000, the Company repurchased and retired at face value $7.25 million of its 6 3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain in the second quarter of fiscal 2000 of approximately $1.2 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of approximately $0.8 million, related to the early extinguishment of this debt.

         The following table summarizes the earnings per share impact of the Company's interest in the electronic commerce corporate joint venture (PETsMART.com) and the U.K. subsidiary:


                                                                      Thirteen weeks ended
                                                                      --------------------
                                                             July 30, 2000          August 1, 1999
                                                             -------------          --------------
         North America stores and Direct                      $   0.05                 $   0.06
         PETsMART.com                                            (0.08)                   (0.01)
         U.K. subsidiary                                             -                    (0.03)
                                                              --------                  -------

         Income (loss) before extraordinary item                 (0.03)                    0.02

         Extraordinary gain on early extinguishment
             of debt, net of tax                                  0.01                       -
                                                              --------                  -------

         Total earnings (loss) per share - diluted            $  (0.02)                $   0.02
                                                              ========                 ========

TWENTY-SIX WEEKS ENDED JULY 30, 2000 COMPARED TO TWENTY-SIX WEEKS ENDED AUGUST 1, 1999

         The following discussion of results of operations for the twenty-six weeks ended July 30, 2000, and the twenty-six weeks ended August 1, 1999, reflects the reclassification of the Company's U.K. subsidiary's results from operations to "Loss on disposal of subsidiary" for the 1999 period as discussed above in "Sale of Subsidiary", to form a comparable basis with the results from the 2000 period.

         Net sales increased 4.3% to approximately $1.1 billion for the twenty-six weeks ended July 30, 2000, from $1.0 billion for the twenty-six weeks ended August 1, 1999. The 2000 results exclude sales from the United States veterinary clinics as the clinics were sold to MMI effective July 1999. On a comparable basis excluding the veterinary sales from the twenty-six weeks ended August 1, 1999, net sales increased 7.1% during the same period in 2000. Comparable North American store sales increased 1.5% for the twenty-six week period ended July 30, 2000, and the Company opened 42 new superstores, relocated two stores, and closed one store in North America during the period. The Company operated 525 superstores at July 30, 2000, compared to 476 superstores open at August 1, 1999.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 25.6% for the twenty-six weeks ended July 30, 2000, from 26.2% in the same period in 1999. This result principally reflected a shift in purchasing arrangements with vendors, beginning first quarter 2000, from the traditional volume and promotional discounts received, to a more competitive unit pricing. Additionally, the decrease in gross profit as a percentage of net sales, was reflective of a planned inventory reduction that included the sell-off of discontinued and slow-moving items at a discount, increased store occupancy costs, and increased grooming payroll costs in the first half of fiscal 2000, as compared to the same period in 1999.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, decreased slightly as a percentage of net sales to 19.7% for the twenty-six weeks ended July 30, 2000, from 19.9% for the same period in 1999. This decrease reflected lower advertising expenditures during the period, partially offset by lower cooperative advertising monies being received from vendors (as a result of the new purchasing arrangements discussed in gross profit, above), and increased equipment leasing expenses related to the Company's new point-of-sale systems installed during the second half of fiscal 1999.

         Store preopening expenses as a percentage of net sales was 0.2% for the twenty-six weeks ended July 30, 2000, compared to 0.4% for the same period in 1999. For the stores that opened during the first half of fiscal 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including two replacement stores, 44 stores were opened during the twenty-six weeks ended July 30, 2000.

         General and administrative expenses as a percentage of net sales increased to 3.4% for the twenty-six weeks ended July 30, 2000, from 2.9% for the same period in 1999. This increase was due to a planned increase in field management to expand the grooming and pet training service areas and increased depreciation expense related to the Company's new information system that was installed during the summer of 1999.

         The loss on disposal of subsidiary of approximately $9.4 million during the twenty-six weeks ended August 1, 1999, represents the net loss from operations before income taxes, of the Company's U.K. subsidiary that was sold subsequently to an unrelated third party in December 1999.

         The Company's operating income increased slightly to $23.7 million for the twenty-six weeks ended July 30, 2000, from $22.2 million for the same period in 1999. Operating income as a percentage of net sales increased to 2.3% for the twenty-six weeks ended July 30, 2000, from 2.1% for the same period in 1999.

         Interest income decreased to $1.6 million for the twenty-six weeks ended July 30, 2000, from $2.0 million for the same period in 1999, principally due to the decrease in average cash balances available for short-term investment. Interest expense decreased slightly to $11.1 million for the twenty-six weeks ended July 30, 2000, from $11.3 million for the same period in 1999. The decrease in interest expense was due primarily to decreased capital lease obligations.

         The equity loss in PETsMART.com, in which the Company has a 48.2% equity investment, represents the Company's proportionate share of losses from PETsMART.com, which began operations in June 1999. The Company's portion of PETsMART.com losses for the twenty-six weeks ended July 30, 2000, was approximately $21.2 million, as compared to $1.4 million during the same period in 1999.

         For the twenty-six weeks ended July 30, 2000, the $3.7 million income tax benefit represents an effective rate of 53.4%. The Company's effective tax rate differs from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company's equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company's annual effective tax rate for the first half of fiscal 2000 becomes 40.3%, compared to 43.5% for the same period in 1999. The decrease in the effective tax rate is principally due to the change in the mix of foreign taxable income and other tax rate adjustments.

         As a result of the foregoing, the Company reported a loss before extraordinary item and cumulative effect of a change in accounting principle of $3.3 million (or $0.03 per share - diluted) for the twenty-six weeks ended July 30, 2000, compared to income before extraordinary item and cumulative effect of a change in accounting principle of $6.1 million (or $0.05 per share - diluted) for the twenty-six weeks ended August 1, 1999.

         During the first half of fiscal 2000, the Company repurchased and retired at face value $11.25 million of its 6 3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain during the twenty-six weeks ended July 30, 2000 of approximately $2.0 million, net of unamortized deferred financing costs of $0.3 million and net of related income taxes of approximately $1.3 million, related to the early extinguishment of this debt.

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

         The following table summarizes the earnings per share impact of the Company's interest in the electronic commerce corporate joint venture (PETsMART.com) and the U.K. subsidiary:

                                                                     Twenty-six weeks ended
                                                                     ----------------------
                                                             July 30, 2000          August 1, 1999
                                                             -------------          --------------
         North America stores and Direct                      $   0.08                 $   0.11
         PETsMART.com                                            (0.11)                   (0.01)
         U.K. subsidiary                                             -                    (0.05)
                                                              --------                 --------

         Income (loss) before extraordinary item
             and cumulative effect of a change in
             accounting principle                                (0.03)                    0.05

         Extraordinary gain on early extinguishment
             of debt, net of tax                                  0.02                        -

         Cumulative effect of a change in accounting
             principle, net of tax                               -                         0.00
                                                              --------                 --------

         Total earnings (loss) per share - diluted            $  (0.01)                $   0.05
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

         During fiscal 1999, approximately $25.0 million (before commissions) in cash was used to purchase 5,550,000 shares of the Company's Common Stock, at an average price of $4.50. During the thirteen weeks ended April 30, 2000, approximately $2.3 million (before commissions) was used to purchase 800,000 shares of the Company's Common Stock at an average price of $2.92. No purchases were made during the thirteen weeks ended July 30, 2000.

         On April 13, 2000, the Company's Board of Directors approved the purchase of $25 million of its common stock or its subordinated convertible notes annually for each of the next three fiscal years. The Company's policy on the purchase of common stock or subordinated convertible notes is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity.

         The Company consummated a sale of its U.K. subsidiary with an unrelated third party on December 15, 1999. This transaction provided the Company cash proceeds before transaction costs of approximately $48.9 million less debt of approximately $7.0 million.

         At July 30, 2000, total assets were $810.5 million, of which $498.8 million were current assets. Cash and cash equivalents were $41.0 million.

         Cash provided by operations was $28.7 million for the twenty-six weeks ended July 30, 2000, compared to cash used in operations of $19.0 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 35.4% at July 30, 2000, compared to 38.2% at January 30, 2000. Inventory balances were approximately $362.3 million at July 30, 2000, and $377.3 million at January 30, 2000. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, decreased 11.4% to approximately $643,000 per store at July 30, 2000, from approximately $726,000 at January 30, 2000. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by the distribution center in Ennis, Texas.

         The Company has used cash for investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to invest in the cost holdings of MMI as well as the equity holdings of PETsMART.com. It is possible that the Company will need to make additional investments in PETsMART.com to fund operations if PETsMART.com is unable to generate sufficient funds from operations or from other sources. Net cash used in investing activities was $39.8 million for the twenty-six weeks ended July 30, 2000, compared to $47.4 million used for the twenty-six weeks ended August 1, 1999.

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

         All of the Company's superstores are leased facilities. The Company expects to open 40 new 19,000 square foot superstore locations, primarily as fill-in locations in existing markets for Fiscal Year 2000. The previous 26,000 square foot prototype will be used in the remaining 15 new store locations for Fiscal Year 2000. The Company expects that these smaller stores will comprise all of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and capital expenditures for these locations will typically include approximately $350,000 for inventory, net of accounts payable, approximately $95,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which are also typically financed through leases. Capital expenditures, net of construction allowances, were approximately $16.0 million during the twenty-six weeks ended July 30, 2000. Such expenditures were used primarily for the opening of new stores in North America, the continued development and implementation of the Company's information systems and the remodel and maintenance of the Company's existing stores.

         Based upon the Company's current plan to open approximately 11 new North American stores during the remaining 26 weeks of fiscal 2000, approximately $5.4 million will be needed to finance these openings. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART superstore.

         PETsMART completed its initial implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. The Company estimates that its total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to any lease financing that may be available, will be approximately $70 million from the inception of the project through the end of fiscal 2000. As of July 30, 2000, substantially all of the costs associated with the implementation and enhancement of the information system had been incurred.

         On April 13, 2000, the Company renewed its credit agreement with its lenders. As a result, the capacity of the revolving credit agreement increased to $70 million for working capital and $40 million for real estate commitments. The Company may also obtain additional financing or debt outside of the revolving credit agreement up to $40 million. Borrowings under the agreement bear interest at the Company's option, at either the Prime Rate plus 0.25% to 0.50% or LIBOR plus 1.75% to 2.25%. The agreement expires on April 13, 2003. The working capital line is secured by the inventory of the U.S. store operations. The collateral is released if the Company can meet specific financial hurdles for three consecutive quarters. The restrictive covenants remain the same as the previous revolving credit agreement. The new agreement also allows the Company $25 million annually to be used for the purchase of the Company's common stock or subordinated convertible notes.

         Management believes that its existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under its bank credit facility and available lease financing will provide adequate funds for the Company's foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company's ability to fund its operations and to make planned capital expenditures, scheduled debt payments, refinance indebtedness, purchase outstanding equity and subordinated debt and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company's control.

SEASONALITY AND INFLATION

         The Company's business is subject to some seasonal fluctuations and it typically realizes increased sales volume and a substantial portion of its operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs, such as flea and tick problems, have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART's superstores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company has not yet performed an analysis to determine the impact of adopting this standard and is, therefore, unable to disclose the impact that adopting the standard will have on its financial position and results of operations when such statement is adopted.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented during the fourth quarter of the Company's fiscal year ending January 2001. The Company is analyzing the impact, if any, SAB 101 may have on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, borrowings under its revolving credit arrangement and its convertible subordinated notes. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company's operations, cash flow or financial position. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's annual report on Form 10-K for the year ended January 30, 2000. No significant changes have occurred during the twenty-six weeks ended July 30, 2000 in relation to the interest rate risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In December 1996, Richard Northcott, the former chairman of Pet City, became a member of the Company's Board of Directors in connection with the Company's acquisition of Pet City. Certain former Pet City affiliates thereafter retained counsel in the United States and made allegations claiming the Company misled the shareholders of Pet City at the time of the acquisition, concerning the Company's business, finances, and prospects. On September 30, 1997, shortly after the receipt of the allegations by the Company, Mr. Northcott resigned as a director of the Company. No litigation has been filed with respect to this matter, and the Company believes the allegations that have been made are without merit. Nevertheless, there can be no assurance that these former affiliates will not initiate litigation seeking monetary damages or an equitable remedy. An initial mediation meeting was held on May 3, 2000, and mediation is currently ongoing.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company's Annual Meeting of Stockholders (the "Annual Meeting") was held on June 22, 2000. At the Annual Meeting, the stockholders of the Company
(i) elected each of the persons below to serve as a director of the Company until the specific Annual Meeting of Stockholders listed below or until his or her successor is elected; and (ii) ratified the selection of Deloitte & Touche LLP as the Company's Independent Accountants for the fiscal year ending January 28, 2001.

         The Company had 111,951,905 shares of Common Stock outstanding as of May 1, 2000, the record date for the Annual Meeting. At the Annual Meeting, holders of a total of 99,370,306 shares of Common Stock were present in person or represented by Proxy. The following sets forth information regarding the results of the voting at the Annual Meeting:

PROPOSAL 1 - ELECTION OF DIRECTORS

Director                            To Serve Through
--------                            ----------------

Jane Evans                          2003 Annual Meeting

Walter J. Salmon                    2003 Annual Meeting

Thierry Defforey                    2003 Annual Meeting


                                 Votes in Favor              Votes Against

Jane Evans                         96,556,570                  2,813,736
Walter J. Salmon                   96,582,465                  2,787,841
Thierry Defforey                   96,597,159                  2,773,147


PROPOSAL 2 - RATIFICATION OF SELECTION OF INDEPENDENT ACCOUNTANTS

Votes in Favor                       98,745,999
Votes Against                           406,533
Abstentions                             217,774

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27       Financial Data Schedule

(b) Reports on Form 8-K

         During the thirteen weeks ended July 30, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on September 12, 2000.

                                                                  PETSMART, INC.
                                                                    (Registrant)


/s/      Neil T. Watanabe
         ----------------
         Neil T. Watanabe
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                 Exhibit Index
                                 -------------

Exhibits
--------
Ex - 27             Financial Data Schedule