Form 10-Q
period 2000-10-29
PETSMART INC
filed 2000-12-13
CIK 863157

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

                                OCTOBER 29, 2000

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

     COMMON STOCK, $.0001 PAR VALUE, 111,409,347 SHARES AT DECEMBER 8, 2000

                                 PETSMART, INC.

                                      INDEX

                                                                                                Page
Part I.      Financial Information

             Item 1.   Financial Statements - Unaudited

                       Consolidated Balance Sheets at October 29, 2000 and
                       January 30, 2000                                                           3

                       Consolidated Statements of Operations for the thirteen
                       and thirty-nine weeks ended October 29, 2000 and
                       October 31, 1999                                                           4

                       Consolidated Statements of Cash Flows for the thirty-nine
                       weeks ended October 29, 2000 and October 31, 1999                          5

                       Notes to Consolidated Financial Statements                                 6


             Item 2.   Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                                       11

             Item 3.   Quantitative and Qualitative Disclosures about
                       Market Risks                                                              19

Part II.     Other Information

             Item 1.   Legal Proceedings                                                         20

             Item 6.   Exhibits and Reports on Form 8-K                                          21

Signatures                                                                                       22

                        PETSMART, INC., AND SUBSIDIARIES


                           CONSOLIDATED BALANCE SHEETS
                        (In thousands, except par value)

                                                                                     (Unaudited)
                                                                                     OCTOBER 29,           JANUARY 30,
                                                                                        2000                   2000
                                                                                     -----------           -----------
ASSETS

Cash and cash equivalents                                                            $    40,082           $    41,498
Receivables, net (Note 2)                                                                 55,881                68,760
Merchandise inventories                                                                  366,072               377,298
Prepaid expenses and other current assets                                                 33,704                31,159
                                                                                     -----------           -----------

       Total current assets                                                              495,739               518,715

Property and equipment, net                                                              266,268               263,327
Investments (Note 2)                                                                      28,642                30,802
Other assets                                                                              14,864                15,766
Deferred income taxes                                                                      6,780                 6,780
                                                                                     -----------           -----------

       Total assets                                                                  $   812,293           $   835,390
                                                                                     ===========           ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable to bank                                                                $    34,000           $         -
Accounts payable and bank overdraft                                                      131,197               144,076
Accrued payroll and employee benefits                                                     21,643                30,839
Accrued occupancy expense                                                                 19,430                13,214
Accrued merger, business integration and restructuring costs                               5,699                10,410
Current maturities of capital lease obligations                                            9,205                12,593
Other accrued expenses                                                                    29,227                27,272
                                                                                     -----------           -----------

       Total current liabilities                                                         250,401               238,404

Subordinated convertible notes (Note 6)                                                  181,250               200,000
Capital lease obligations                                                                 56,330                63,951
Deferred rents and other liabilities                                                      19,529                18,611
                                                                                     -----------           -----------

       Total liabilities                                                                 507,510               520,966
                                                                                     -----------           -----------

Stockholders' equity:
    Preferred stock; $.0001 par value, 10,000 shares
       authorized, none issued and outstanding                                                 -                     -
    Common stock; $.0001 par value; 250,000 shares
       authorized, 117,756 and 117,246 shares issued and outstanding                          12                    12
    Additional paid-in capital                                                           400,498               400,108
    Deferred compensation                                                                   (765)               (1,903)
    Accumulated deficit                                                                  (60,949)              (57,279)
    Accumulated other comprehensive loss                                                  (2,808)               (1,304)
    Notes receivable from officers (Note 4)                                               (3,627)                    -
    Treasury stock, at cost, 6,350 and 5,550 shares (Note 3)                             (27,578)              (25,210)
                                                                                     -----------           -----------

       Total stockholders' equity                                                       304,783                314,424
                                                                                     ----------            -----------

       Total liabilities and stockholders' equity                                    $  812,293            $   835,390
                                                                                     ==========            ===========

         The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                      (In thousands, except per share data)
                                    Unaudited

                                                                      FOR THE 13 WEEKS ENDED            FOR THE 39 WEEKS ENDED
                                                                     -------------------------       -----------------------------
                                                                     OCTOBER 29,   OCTOBER 31,        OCTOBER 29,     OCTOBER 31,
                                                                        2000          1999               2000            1999
                                                                     -----------   -----------       -------------   -------------
Net sales (Note 5)                                                   $  541,316    $  511,836        $  1,613,873    $  1,540,311
Cost of sales (Note 5)                                                  407,717       379,867           1,205,343       1,138,551
                                                                     -----------   -----------       -------------   -------------

       Gross profit                                                     133,599       131,969             408,530         401,760

Store operating expenses (Note 5)                                       110,551       102,365             322,341         306,731
Store preopening expenses                                                   640           381               3,251           4,800
General and administrative expenses (Note 5)                             18,090        12,988              54,347          41,850
Loss on disposal of subsidiary (Note 5)                                       -        34,221                   -          43,607
                                                                     -----------   -----------       -------------   -------------

       Operating income (loss)                                            4,318       (17,986)             28,591           4,772

Interest income                                                           1,015           503               2,606           2,524
Interest expense                                                         (5,843)       (6,361)            (17,496)        (18,143)
                                                                     -----------   -----------       -------------   -------------

       Income (loss) before equity loss in PETsMART.com,
         income tax expense (benefit), extraordinary item,
         and cumulative effect of a change in accounting
         principle                                                         (510)      (23,844)             13,701         (10,847)

Equity loss in PETsMART.com (Note 2)                                     (5,945)       (9,880)            (27,171)        (11,282)
                                                                     -----------   -----------       -------------   -------------

       Loss before income tax expense (benefit),
         extraordinary item, and cumulative effect of a
         change in accounting principle (Note 5)                         (6,455)      (33,724)            (13,470)        (22,129)

Income tax expense (benefit)                                             (3,241)         (495)             (6,988)          4,976
                                                                     -----------   -----------       -------------   -------------

       Loss before extraordinary item and cumulative
         effect of a change in accounting principle                      (3,214)      (33,229)             (6,482)        (27,105)

Extraordinary item, gain on early extinguishment of debt, net
    of income tax expense (Note 6)                                          798             -               2,812               -
                                                                     -----------   -----------       -------------   -------------

       Loss before cumulative effect of a change in
         accounting principle                                            (2,416)      (33,229)             (3,670)        (27,105)

Cumulative effect of a change in accounting principle, net of
    income tax benefit (Note 7)                                               -             -                   -            (528)
                                                                     -----------   -----------       -------------   -------------

       Net loss                                                          (2,416)      (33,229)             (3,670)        (27,633)
                                                                     -----------   -----------       -------------   -------------

Other comprehensive income (loss), net of tax:
       Foreign currency translation adjustments (Note 8)                   (380)          731              (1,504)         (1,764)
                                                                     -----------   -----------       -------------   -------------

       Comprehensive loss                                            $   (2,796)   $  (32,498)       $     (5,174)   $    (29,397)
                                                                     ===========   ===========       =============   =============

Earnings per common share - basic (Note 9):
       Loss before extraordinary item and cumulative
         effect of a change in accounting principle                  $    (0.03)   $    (0.29)       $      (0.06)   $      (0.23)
       Extraordinary item, net of income tax expense                       0.01             -                0.03               -
       Cumulative effect of a change in accounting principle,
         net of income tax benefit                                            -             -                   -           (0.01)
                                                                     -----------   -----------       -------------   -------------
       Net loss                                                      $    (0.02)   $   ( 0.29)       $      (0.03)   $     ( 0.24)
                                                                     ===========   ============      =============   =============

Earnings per common share - diluted (Note 9):
       Loss before extraordinary item and cumulative
         effect of a change in accounting principle                  $    (0.03)   $    (0.29)       $      (0.06)   $      (0.23)
       Extraordinary item, net of income tax expense                       0.01             -                0.03               -
       Cumulative effect of a change in accounting principle,
         net of income tax benefit                                            -             -                   -           (0.01)
                                                                     -----------   -----------       -------------   -------------
       Net loss                                                      $    (0.02)   $    (0.29)       $      (0.03)   $      (0.24)
                                                                     ===========   ===========       =============   =============

         The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES


                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                    Unaudited

                                                                                          FOR THE 39 WEEKS ENDED
                                                                                      ------------------------------
                                                                                      OCTOBER 29,        OCTOBER 31,
                                                                                         2000               1999
                                                                                      -----------        -----------
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
    Net loss                                                                          $    (3,670)       $   (27,633)
    Adjustments to reconcile net loss to net cash provided by (used in)
       operating activities:
           Depreciation and amortization                                                   32,250             35,114
           Loss on disposal of property and equipment                                         170              2,267
           Loss on disposal of subsidiary                                                       -             29,000
           Equity loss in PETsMART.com                                                     27,171             11,282
           Extraordinary gain on early extinguishment of debt                              (4,688)                 -
           Tax benefit from exercise of stock options                                           -                 68
    Changes in assets and liabilities:
           Receivables, net                                                                 9,228            (13,008)
           Merchandise inventories                                                         11,226            (86,480)
           Prepaid expenses and other current assets                                       (2,545)            (4,786)
           Other assets                                                                      (862)            (1,006)
           Accounts payable and bank overdraft                                            (12,879)            59,153
           Accrued payroll and employee benefits                                           (9,196)             6,101
           Accrued occupancy expense                                                        6,216               (600)
           Accrued merger, business integration and restructuring costs                    (4,711)            (8,694)
           Other accrued expenses                                                           1,955             (2,867)
           Deferred rents and other liabilities                                               918                880
                                                                                      -----------        -----------

    Net cash provided by (used in) operating activities                                    50,583             (1,209)
                                                                                      -----------        -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
    Purchases of leaseholds, fixtures and equipment                                       (30,689)           (65,413)
    Purchases of property held for sale and leaseback                                           -               (977)
    Investment in cost holdings                                                            (3,677)              (486)
    Investment in equity holdings                                                         (21,334)           (29,585)
    Proceeds from sales of property and equipment                                              25                473
                                                                                      -----------        -----------

    Net cash used in investing activities                                                 (55,675)           (95,988)
                                                                                      -----------        -----------

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
    Proceeds from issuance of common stock                                                  1,814              3,271
    Notes receivable from officers                                                         (3,627)                 -
    Purchase of treasury stock                                                             (2,368)           (25,210)
    Borrowings from bank credit facility                                                  366,500             23,000
    Repayment of bank credit facility                                                    (332,500)            (6,000)
    Retirement of subordinated convertible notes                                          (13,630)                 -
    Payments on capital lease obligations                                                 (11,009)           (10,812)
                                                                                      -----------        -----------

    Net cash provided by (used in) financing activities                                     5,180            (15,751)
                                                                                      -----------        -----------

FOREIGN CURRENCY TRANSLATION LOSSES                                                        (1,504)            (1,764)
                                                                                      -----------        -----------

DECREASE IN CASH AND
    CASH EQUIVALENTS                                                                       (1,416)          (114,712)

CASH AND CASH EQUIVALENTS
    AT BEGINNING OF PERIOD                                                                 41,498            153,336
                                                                                      -----------        -----------

CASH AND CASH EQUIVALENTS
    AT END OF PERIOD                                                                  $    40,082        $    38,624
                                                                                      ===========        ===========

         The accompanying notes are an integral part of these unaudited financial statements.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

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

         Because of the seasonal nature of the Company's business, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2000, and October 31, 1999 are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 30, 2000, included in the Company's Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 24, 2000.

         NOTE 2 - INVESTMENTS:
         ---------------------

         The Company has an equity investment in PETsMART.com, Inc. ("PETsMART.com"), a corporate joint venture that began operations in June 1999, and operates as an electronic commerce pet product retailer. During the thirty-nine weeks ended October 29, 2000, the Company contributed $21,226,000 for 1,361,027 shares of common stock and 3,211,991 shares of preferred stock. The preferred stock owned by the Company as of October 29, 2000, is fully convertible to 22,488,076 shares of common stock at the Company's option. The Company's equity investment represents 46.3% of the outstanding common stock of PETsMART.com on a fully converted basis at October 29, 2000. The Company accounts for the investment using the equity method in accordance with Accounting Principles Board Opinion No. 18. Accordingly, the Company has recorded its proportionate share of the equity in losses of PETsMART.com in the accompanying consolidated statements of operations. As a result of the recent approval by the Board of Directors for both the Company and PETsMART.com to allow the Company to acquire a controlling interest in PETsMART.com, losses generated by PETsMART.com in excess of the Company's investment have been recognized during the thirteen week period ended October 29, 2000 (See Note 12). As of October 29, 2000, the investment in PETsMART.com balance was ($5,945,000). At October 29, 2000 there was approximately $16.7 million due from PETsMART.com, related to fulfillment of product, which is included in Receivables in the Company's accompanying consolidated balance sheets.

         NOTE 3 - TREASURY STOCK:
         ------------------------

         On April 13, 2000, the Company's Board of Directors approved the purchase of an aggregate of $25 million of its common stock or its subordinated convertible notes, annually, for each of the next three fiscal years through 2002. The Company's policy on the purchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. No purchases of the Company's common stock were made under this program during the thirteen weeks ended October 29, 2000. During the thirty-nine weeks ended October 29, 2000, approximately $2.3 million (before commissions) had been used to purchase an aggregate of 800,000 shares of the Company's common stock.

         NOTE 4 - NOTES RECEIVABLE FROM OFFICERS:
         ----------------------------------------

         During the thirty-nine weeks ended October 29, 2000, the Company provided loans to certain officers totaling $3,627,000, to be used only for the purpose of purchasing shares of the Company's common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 12 to 18 months. The loans are collateralized by the Company's common stock purchased by the officers, are full recourse, and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, the officers' termination of employment.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         NOTE 5 - SALE OF UNITED KINGDOM SUBSIDIARY:
         -------------------------------------------

         The Company consummated the sale of its United Kingdom ("U.K.") subsidiary (the "Transaction") to an unrelated third party on December 15, 1999. The Transaction was structured as a stock sale, whereby the Company sold 100% of the stock in its subsidiary in exchange for cash. In connection with the Transaction, the Company recorded a net loss of $29 million including a write-down of the net assets of $26 million and transaction fees of approximately $3 million. Additionally, the Company reflected the subsidiary's results of operations, excluding the related tax effects, for the thirteen week and the thirty-nine week period ended October 31, 1999 in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

         NOTE 6 - GAIN ON EARLY EXTINGUISHMENT OF DEBT:
         ----------------------------------------------

         During the thirteen and thirty-nine weeks ended October 29, 2000, the Company repurchased and retired at face value $7,500,000 and $18,750,000, respectively, of the 6 -3/4% Subordinated Convertible Notes (the "Notes") due 2004 (see Note 3) at a discount. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $173,000 and $432,000 for the thirteen and thirty-nine weeks ended October 29, 2000, respectively, was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $800,000, net of related income taxes of approximately $500,000, and an extraordinary gain of approximately $2,800,000, net of related income taxes of approximately $1,900,000, for the thirteen and thirty-nine weeks ended October 29, 2000, respectively.

         NOTE 7 - CHANGE IN ACCOUNTING PRINCIPLE:
         ----------------------------------------

         In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-up Activities" ("SOP 98-5"). SOP 98-5 is effective for financial statements for fiscal years beginning after December 15, 1998. Under the provisions of SOP 98-5, costs of start-up activities, including organization costs, should be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during the first quarter of fiscal 1999 related to this change in accounting principle was $888,000, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

         NOTE 8 - COMPREHENSIVE INCOME:
         ------------------------------

         The income tax expense (benefit) related to the foreign currency translation adjustment was approximately $(253,000) and $574,000 for the thirteen weeks ended October 29, 2000, and October 31, 1999, respectively. For the thirty-nine weeks ended October 29, 2000, and October 31, 1999, the income tax benefit related to the foreign currency translation adjustment was approximately $(1,003,000) and $(1,386,000), respectively.

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         NOTE 9 - EARNINGS PER SHARE:
         ----------------------------

         Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after giving effect to dilutive stock options and adjusting for dilutive common shares assumed to be issued on conversion of the Company's subordinated convertible notes.

         A reconciliation of the basic and diluted earnings per share computations for the thirteen and thirty-nine weeks ended October 29, 2000 and October 31, 1999 is as follows:


                                                              THIRTEEN WEEKS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ----------------------------------------------------------------------------
                                                               OCTOBER 29, 2000                        OCTOBER 31, 1999
                                                    -------------------------------------   ------------------------------------
                                                                    WEIGHTED                                WEIGHTED
                                                                    AVERAGE     PER SHARE                   AVERAGE    PER SHARE
                                                    INCOME (LOSS)    SHARES      AMOUNT     INCOME (LOSS)    SHARES      AMOUNT
                                                    -------------   --------    ---------   -------------   --------   ---------
             Loss before extraordinary item          $   (3,214)     111,273    $  (0.03)    $  (33,229)     114,599    $ (0.29)

             Extraordinary item, gain on early
              extinguishment of debt, net of
              income tax expense                            798      111,273        0.01              -      114,599          -
                                                     -----------    --------   ----------    -----------    --------    --------

             Net loss per common
              share - basic                              (2,416)     111,273       (0.02)       (33,229)     114,599      (0.29)

             Effect of dilutive securities:
              Options                                         -            -           -              -            -          -
                                                     -----------    --------    ---------    -----------    --------    --------

             Net loss per common
              share - diluted                        $   (2,416)     111,273    $  (0.02)    $  (33,229)     114,599    $ (0.29)
                                                     ===========    ========    =========    ===========    ========    ========

                                                            THIRTY-NINE WEEKS ENDED (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                                    ----------------------------------------------------------------------------
                                                               OCTOBER 29, 2000                        OCTOBER 31, 1999
                                                    -------------------------------------   ------------------------------------
                                                                    WEIGHTED                                WEIGHTED
                                                                    AVERAGE     PER SHARE                   AVERAGE    PER SHARE
                                                    INCOME (LOSS)    SHARES      AMOUNT     INCOME (LOSS)    SHARES      AMOUNT
                                                    -------------   --------    ---------   -------------   --------   ---------
             Loss before extraordinary
              item and cumulative effect of a
              change in accounting principle         $   (6,482)     111,338    $   (0.06)   $  (27,105)     115,701   $  (0.23)

             Extraordinary item, gain on early
              extinguishment of debt, net of
              income tax expense                          2,812      111,338          0.03            -      115,701          -

             Cumulative effect of a change in
               accounting principle, net of
               income tax benefit                             -      111,338            -          (528)     115,701      (0.01)
                                                     -----------    --------    ----------   -----------    --------    --------

             Net loss per common
              share - basic                              (3,670)     111,338        (0.03)      (27,633)     115,701      (0.24)

             Effect of dilutive securities:
              Options                                         -            -            -             -            -          -
                                                     -----------    --------    ----------   -----------    --------    --------

             Net loss per common
              share - diluted                        $   (3,670)     111,338    $   (0.03)   $  (27,633)     115,701    $ (0.24)
                                                     ===========    ========    ==========   ===========    ========    ========

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         At October 29, 2000, no shares of common stock had been issued upon conversion of the Company's 6-3/4% Subordinated Convertible Notes due 2004 issued in November 1997. The Notes are convertible into an aggregate of approximately 20.7 million shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000, at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 29, 2000 or October 31, 1999, due to the anti-dilutive effect they would have on earnings per share if converted.

         NOTE 10 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
         ----------------------------------------------------

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is performing an analysis to determine the impact of adopting this standard and is, therefore, unable to disclose the impact that adopting the standard will have on its financial position and results of operations when such statement is adopted.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented during the fourth quarter of the Company's fiscal year ending January 2001. The Company has determined that the impact of SAB 101 is not material to the financial statements.

         NOTE 11 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:
         ----------------------------------------------------

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

                        PETSMART, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
   THIRTEEN AND THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 AND OCTOBER 31, 1999
                                   (UNAUDITED)
--------------------------------------------------------------------------------

         Operating results and other financial data by business segment for the thirteen and thirty-nine weeks ended October 29, 2000, and October 31, 1999, were as follows (in thousands):

                                                             FOR THE 13 WEEKS ENDED            FOR THE 39 WEEKS ENDED
                                                          ----------------------------      ----------------------------
                                                          OCTOBER 29,      OCTOBER 31,      OCTOBER 29,      OCTOBER 31,
                                                             2000             1999             2000             1999
                                                          -----------      -----------      -----------      -----------
Net sales:
    PETsMART North America                                $   519,623      $   485,949      $ 1,546,386      $ 1,462,918
    PETsMART DIRECT - External customers                       21,693           25,887           67,487           77,393
    PETsMART DIRECT - Intersegment                              5,847            5,977           17,842           14,844
    Eliminations                                               (5,847)          (5,977)         (17,842)         (14,844)
                                                          -----------      -----------      -----------      -----------

    Total net sales                                       $   541,316      $   511,836      $ 1,613,873      $ 1,540,311
                                                          ===========      ===========      ===========      ===========

Operating income (loss):
    PETsMART North America                                $     5,739      $    15,314      $    29,473      $    46,404
    PETsMART DIRECT                                            (1,421)             921             (882)           1,975
    Loss on disposal of subsidiary                                 --          (34,221)              --          (43,607)
                                                          -----------      -----------      -----------      -----------

Operating income (loss)                                         4,318          (17,986)          28,591            4,772
Interest income                                                 1,015              503            2,606            2,524
Interest expense                                               (5,843)          (6,361)         (17,496)         (18,143)
                                                          -----------      -----------      -----------      -----------

    Income (loss) before equity loss in PETsMART.com,
      income tax expense (benefit), extraordinary
      item, and cumulative effect of a change in
      accounting principle                                $      (510)     $   (23,844)     $    13,701      $   (10,847)
                                                          ===========      ===========      ===========      ===========

 Total assets by business segment as of October 29, 2000, and January 30, 2000, were as follows (in thousands):

                                                                                OCTOBER 29,       JANUARY 30,
                                                                                   2000              2000
                                                                                -----------       -----------
PETsMART North America                                                          $   753,541       $   774,807
PETsMART Direct                                                                      58,752            60,583
                                                                                -----------       -----------

    Total assets                                                                $   812,293       $   835,390
                                                                                ===========       ===========

         NOTE 12 - SUBSEQUENT EVENT:
         ---------------------------

         On November 15, 2000 the Company announced plans to acquire a majority controlling interest in PETsMART.com. Under the proposed terms, the Company will contribute $20 million in cash, as well as its pet catalog business with net assets valued at approximately $10 million. The Company will assume control and consolidation rights with this transaction, which is expected to close during the Company's fiscal 2000 fourth quarter.

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

OVERVIEW

         PETsMART, Inc., and its subsidiaries ("PETsMART" or the "Company") is the largest operator of superstores specializing in pet food, supplies and services in North America. At October 29, 2000, the Company operated 533 superstores, consisting of 513 superstores in the United States, and 20 superstores in Canada. PETsMART offers a complete assortment of pet products at prices typically at or below those offered by supermarkets, mass merchandisers, and traditional pet food and supply retailers, as well as a wide range of pet services, including but not limited to pet grooming, pet training and in many stores, veterinarian services. PETsMART's stores utilize a format that offers a wide product assortment to the customer at a good value, gives customers product and service solutions, and provides a fun, pet-caring shopping experience for customers and their pets. Through its PETsMART Direct ("Direct") subsidiary, the Company is also the largest direct mail catalog retailer of pet and equine supplies as well as an e-commerce fulfillment center.

         Since the inception of PETsMART.com in the second quarter of 1999 through October 29, 2000, the Company has invested approximately $50 million in PETsMART.com. In November 2000, the Company announced plans to invest $30 million in cash and assets and will acquire a controlling interest in PETsMART.com. PETsMART.com, an e-commerce business, is the leading pet related Internet site as rated by independent internet sources. The site, which was developed in partnership with idealab!, provides visitors with convenience, security and service. It features a broad range of merchandise, expert advice and community activities for consumers who care about pets. The Company has an equity ownership in PETsMART.com of approximately 46 percent as of October 29, 2000.

         The Company expects that any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing locations. In view of the increasing maturity of its store base (an average age of 4.5 years as of October 29, 2000), as well as the planned opening of additional stores in existing markets, the Company's comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company's quarterly results of operations to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than do mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred. Therefore, the Company expects that the opening of a large number of new stores in a given quarter will adversely impact its quarterly results of operations for that period.

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

DEVELOPMENTS DURING FISCAL 2000

         In August 1999, The Proctor and Gamble Company purchased the Iams Company, whose Iams and Eukanuba product lines of premium dog and cat foods are sold in PETsMART superstores. In early March 2000, the Iams product line became available to the consumer in supermarkets, warehouse clubs, and other mass merchandisers for the first time. As a result, PETsMART experienced a decrease in sales of Iams products, estimated to be approximately $13 million during the thirteen weeks ended October 29, 2000 as compared to the thirteen weeks ended October 31, 1999. The long-term impact of this development is yet to be determined, and the Company could continue to be adversely affected by it.

         On November 15, 2000 the Company announced plans to acquire a controlling interest in PETsMART.com. Under terms of the agreement with PETsMART.com, the Company will contribute $20 million in cash, as well as its pet catalog business with net assets valued at approximately $10 million. As a result of the transaction, the Company will have an ownership percentage in excess of 80 percent. The Company will assume full control and consolidation rights. The transaction is expected to close during the Company's fiscal 2000 fourth quarter.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship to net sales of certain items included in the Company's Consolidated Statement of Operations:

                                                                 THIRTEEN WEEKS ENDED            THIRTY-NINE WEEKS ENDED
                                                                -----------------------          ------------------------
                                                                OCT. 29,       OCT. 31,          OCT. 29,        OCT. 31,
                                                                  2000            1999             2000             1999
                                                                --------       --------          --------        --------
STATEMENT OF OPERATIONS DATA:
Net sales                                                         100.0%         100.0%           100.0%          100.0%
Cost of sales                                                      75.3           74.2             74.7            73.9
                                                                --------       --------          --------        --------

Gross profit                                                       24.7           25.8             25.3            26.1
Store operating expenses                                           20.4           20.0             20.0            19.9
Store preopening expenses                                           0.1            0.1              0.2             0.3
General and administrative expenses                                 3.4            2.5              3.4             2.8
Loss on disposal of subsidiary                                        -            6.7                -             2.8
                                                                --------       --------          --------        --------

Operating income (loss)                                             0.8           (3.5)             1.7             0.3
Interest income                                                     0.2            0.1              0.2             0.2
Interest expense                                                    1.1            1.2              1.1             1.2
                                                                --------       --------          --------        --------

Income (loss) before equity in loss of PETsMART.com,
   income tax expense (benefit), extraordinary item, and
   cumulative effect of a change in accounting principle           (0.1)          (4.6)             0.8            (0.7)

Equity in loss of PETsMART.com                                      1.1            2.0              1.6             0.7
                                                                --------       --------          --------        --------

Loss before income tax expense (benefit), extraordinary item,
   and cumulative effect of a change in accounting principle       (1.2)          (6.6)            (0.8)           (1.4)

Income tax expense (benefit)                                       (0.6)          (0.1)            (0.4)            0.4
                                                                --------       --------          --------        --------

Loss before extraordinary item and cumulative
    effect of a change in accounting principle                     (0.6)          (6.5)            (0.4)           (1.8)

Extraordinary item, gain on early extinguishment of debt, net
    of income tax expense                                           0.2              -              0.2               -
                                                                --------       --------          --------        --------

Loss before cumulative effect of
   a change in accounting principle                                (0.4)          (6.5)            (0.2)           (1.8)

Cumulative effect of a change in accounting principle                 -              -                -            (0.0)
                                                                --------       --------          --------        --------

Net loss                                                           (0.4)%         (6.5)%           (0.2)%          (1.8)%
                                                                =========      =========         ========        ========

THIRD QUARTER FISCAL 2000 COMPARED TO THIRD QUARTER FISCAL 1999

         Net sales increased 5.8% to approximately $541.3 million for the thirteen weeks ended October 29, 2000, from $511.8 million for the thirteen weeks ended October 31, 1999. Comparable North American store sales increased 1.3% for the quarter. During third quarter 2000, the Company opened eight new superstores in North America. The Company operated 533 superstores at October 29, 2000 compared to 484 superstores open at October 31, 1999.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 24.7% for third quarter 2000, from 25.8% in third quarter 1999. This result primarily reflected higher inventory shrinkage during the third quarter of 2000 as compared to the same period in 1999 and higher store rent from lease renewals, partially offset by improved product margins.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 20.4% for third quarter 2000, from 20.0% for third quarter 1999. This increase reflected higher repairs and maintenance expenses due to timing of these costs, partially offset by decreased advertising expenditures, during the third quarter of 2000 as compared to the third quarter of 1999.

         Store preopening expenses as a percentage of net sales were 0.1% for third quarter 2000, consistent with third quarter 1999. For the stores that opened during the third quarter 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Eight stores were opened during third quarter 2000.

         General and administrative expenses as a percentage of net sales increased to 3.4% for third quarter 2000, from 2.5% for third quarter 1999. This increase was due to a planned increase in field management to expand the grooming and pet training service areas and increased professional fees related to strategic initiatives.

         Loss on disposal of subsidiary for third quarter 1999 was $34.2 million, including $29.0 million of losses and transaction-related expenses on the sale of the Company's U.K. subsidiary, $2.2 million of U.K. closed store costs and executive severance costs, and $3.0 million of loss from operations in the U.K. segment.

         The Company's operating income increased to $4.3 million for third quarter 2000, from a $18.0 million operating loss for third quarter 1999. Excluding the loss on disposal of subsidiary from third quarter 1999, the Company's operating income for third quarter 1999 was $16.2 million. Operating income as a percentage of net sales increased to 0.8% for third quarter 2000, from (3.5)% for third quarter 1999, including the loss on disposal of subsidiary.

         Interest income increased to $1.0 million for third quarter 2000 from $0.5 million for third quarter 1999, principally due to interest earned from receivables from PETsMART.com during the third quarter of 2000. Interest expense decreased to $5.8 million for the third quarter 2000, from $6.4 million for third quarter 1999, primarily due to the decreased amount of subordinated convertible notes outstanding.

         The equity loss in PETsMART.com, in which the Company has a 46.3% equity investment, represents the Company's proportionate share of losses from PETsMART.com (see Note 2), which began operations in June 1999. The Company's portion of PETsMART.com losses for the thirteen weeks ended October 29, 2000 was approximately $5.9 million, as compared to $9.9 million during the third quarter of 1999. Due to the Company's commitment to fund the ongoing operations of PETsMART.com, the recognition of losses in PETsMART.com has exceeded the Company's investment as of October 29, 2000.

         For third quarter 2000, the $3.2 million income tax benefit represents an effective rate of 50.2%. The Company's effective tax rate differs from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company's equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company's annual effective tax rate for third quarter 2000 is 40.9%, compared to 41.0% for third quarter 1999, excluding the U.K.. The decrease in the effective tax rate is principally due to the change in the mix of foreign taxable income and other tax rate adjustments.

         As a result of the foregoing, the Company reported a loss before extraordinary item of $3.2 million (or $0.03 per share - diluted) for third quarter 2000, compared to a loss before extraordinary item of $33.2 million (or $0.29 per share - diluted) for third quarter 1999.

         During the third quarter of fiscal 2000, the Company repurchased and retired at face value $7.5 million of its 6-3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain related to the early extinguishment of this debt in the third quarter of fiscal 2000 of approximately $0.8 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of approximately $0.5 million.

         The following table summarizes the earnings per share impact of the Company's interest in the e-commerce corporate joint venture (PETsMART.com) and the U.K. subsidiary:

                                                                   Thirteen weeks ended
                                                           -------------------------------------
                                                           October 29, 2000     October 31, 1999
                                                           ----------------     ----------------
         North America stores and Direct                      $   (0.00)           $    0.08
         PETsMART.com                                             (0.03)               (0.09)
         U.K. subsidiary                                              -                (0.28)
                                                              ----------           ----------

         Loss before extraordinary item                           (0.03)               (0.29)

         Extraordinary gain on early extinguishment
             of debt, net of tax                                   0.01                    -
                                                              ----------           ----------

         Total loss per share - diluted                       $   (0.02)           $   (0.29)
                                                              ==========           ==========


THIRTY-NINE WEEKS ENDED OCTOBER 29, 2000 COMPARED TO THIRTY-NINE WEEKS ENDED OCTOBER 31, 1999

         Net sales increased 4.8% to approximately $1.6 billion for the thirty-nine weeks ended October 29, 2000, from $1.5 billion for the thirty-nine weeks ended October 31, 1999. North America store sales for the thirty-nine weeks ended October 29, 2000 increased 5.7% from the same period in 1999. Comparable North American store sales increased 1.5% for the thirty-nine week period ended October 29, 2000, and the Company opened 50 new superstores, relocated two stores, and closed one store in North America during the period. The Company operated 533 superstores at October 29, 2000, compared to 484 superstores open at October 31, 1999.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 25.3% for the thirty-nine weeks ended October 29, 2000, from 26.1% in the same period in 1999. The decrease in gross profit as a percentage of net sales was reflective of a planned inventory reduction that included the sell-off of discontinued and slow-moving items at a discount, higher inventory shrinkage, and increased store occupancy costs in the first three quarters of fiscal 2000, as compared to the same period in 1999, partially offset by higher product gross margins as a result of more competitive unit pricing with vendors.

         Store operating expenses, which includes payroll and benefits, advertising and other store level expenses, increased slightly as a percentage of net sales to 20.0% for the thirty-nine weeks ended October 29, 2000, from 19.9% for the same period in 1999. As a percentage of net sales, all major components of store operating expenses were consistent on a year-to-date basis for fiscal 2000 as compared to the prior year.

         Store preopening expenses as a percentage of net sales was 0.2% for the thirty-nine weeks ended October 29, 2000, compared to 0.3% for the same period in 1999. For the stores that opened during the first three quarters of fiscal 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company's prior experience. Including two replacement stores, 52 stores were opened during the thirty-nine weeks ended October 29, 2000.

         General and administrative expenses as a percentage of net sales increased to 3.4% for the thirty-nine weeks ended October 29, 2000, from 2.8% for the same period in 1999. This increase was due to a planned increase in field management to expand the grooming and pet training service areas, increased professional fees related to strategic initiatives, and increased depreciation expense related to the Company's new information system that was installed during the summer of 1999.

         Loss on disposal of subsidiary for the thirty-nine weeks ended October 31, 1999 was $43.6 million, including $29.0 million of loss and transaction-related expenses on the sale of the Company's U.K. subsidiary, $3.5 million of U.K. closed store costs and executive severance costs, and $11.1 million of loss from operations in the U.K. segment.

         The Company's operating income increased to $28.6 million for the thirty-nine weeks ended October 29, 2000, from $4.8 million for the same period in 1999. Excluding the loss on disposal of subsidiary from the thirty-nine weeks ended October 31, 1999, the Company's operating income on a comparable basis was $48.4 million. Operating income as a percentage of net sales decreased to 1.7% for the thirty-nine weeks ended October 29, 2000, from 3.1% for the same period in 1999, excluding the loss on disposal of subsidiary. This decrease was primarily due to the decrease in gross margin and the increase in general and administrative expenses discussed above.

         Interest income increased slightly to $2.6 million for the thirty-nine weeks ended October 29, 2000, from $2.5 million for the same period in 1999. Interest expense decreased to $17.5 million for the thirty-nine weeks ended October 29, 2000, from $18.1 million for the same period in 1999. The decrease in interest expense was due primarily to the decreased debt outstanding on the subordinated convertible notes.

         The equity loss in PETsMART.com, in which the Company has a 46.3% equity investment, represents the Company's proportionate share of losses from PETsMART.com (see Note 2), which began operations in June 1999. The Company's portion of PETsMART.com losses for the thirty-nine weeks ended October 29, 2000, was approximately $27.2 million, as compared to $11.3 million during the same period in 1999. Due to the Company's commitment to fund the ongoing operations of PETsMART.com, the recognition of losses in PETsMART.com has exceeded the Company's investment as of October 29, 2000.

         For the thirty-nine weeks ended October 29, 2000, the $7.0 million income tax benefit represents an effective rate of 51.9%. The Company's effective tax rate differs from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company's equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company's annual effective tax rate for the first three quarters of fiscal 2000 becomes 40.9%, compared to 41.0% for the same period in 1999, excluding the U.K. The decrease in the effective tax rate is principally due to the change in the mix of foreign taxable income.

         As a result of the foregoing, the Company reported a loss before extraordinary item and cumulative effect of a change in accounting principle of $6.5 million (or $0.06 per share - diluted) for the thirty-nine weeks ended October 29, 2000, compared to a loss before extraordinary item and cumulative effect of a change in accounting principle of $27.1 million (or $0.23 per share
- diluted) for the thirty-nine weeks ended October 31, 1999.

         During the first three quarters of fiscal 2000, the Company repurchased and retired at face value $18.8 million of its 6-3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain during the thirty-nine weeks ended October 29, 2000 of approximately $2.8 million, net of unamortized deferred financing costs of $0.4 million and net of related income taxes of approximately $1.9 million, related to the early extinguishment of this debt.

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

         The following table summarizes the earnings per share impact of the Company's interest in the e-commerce corporate joint venture (PETsMART.com) and the U.K. subsidiary:

                                                                   Thirty-nine weeks ended
                                                            --------------------------------------
                                                            October 29, 2000      October 31, 1999
                                                            ----------------      ----------------
         North America stores and Direct                       $   0.07              $   0.21
         PETsMART.com                                             (0.13)                (0.10)
         U.K. subsidiary                                              -                 (0.34)
                                                               ---------             ---------

         Loss before extraordinary item and
             cumulative effect of a change in
             accounting principle                                 (0.06)                (0.23)

         Extraordinary gain on early extinguishment
             of debt, net of tax                                   0.03                     -

         Cumulative effect of a change in accounting
             principle, net of tax                                    -                 (0.01)
                                                               ---------             ---------

         Total loss per share - diluted                        $  (0.03)             $  (0.24)
                                                               =========             =========

LIQUIDITY AND CAPITAL RESOURCES

         The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

         In November 1997, $200 million of 6-3/4% Subordinated Convertible Notes due 2004 (the "Notes") were issued by the Company and sold to "qualified institutional buyers" as defined in Rule 144A of the Securities Act of 1933, as amended (the "Securities Act") in transactions exempt from registration under the Securities Act, and in sales outside the United States within the meaning of Regulation S under the Securities Act. In April 1998, the Notes were registered publicly through an S-3 filing. The net proceeds to PETsMART from the sale of the Notes were approximately $193,250,000.

         During fiscal 1999, approximately $25.0 million (before commissions) in cash was used to purchase 5,550,000 shares of the Company's Common Stock, at an average price of $4.50. During the thirteen weeks ended April 30, 2000, approximately $2.3 million (before commissions) was used to purchase 800,000 shares of the Company's Common Stock at an average price of $2.92. No purchases were made during the thirteen weeks ended July 30, 2000 or October 29, 2000, respectively.

         On April 13, 2000, the Company's Board of Directors approved the purchase of $25 million of its common stock or its subordinated convertible notes annually for each of the next three fiscal years. The Company's policy on the purchase of common stock or subordinated convertible notes is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the thirty-nine weeks ended October 29, 2000, the Company has used approximately $2.4 million to purchase its common stock and approximately $13.6 million to purchase $18.8 million at face value of its subordinated convertible notes.

         The Company consummated a sale of its U.K. subsidiary with an unrelated third party on December 15, 1999. This transaction provided the Company cash proceeds before transaction costs of approximately $48.9 million less debt of approximately $7.0 million.

         At October 29, 2000, total assets were $812.3 million, of which $495.7 million were current assets. Cash and cash equivalents were $40.1 million.

         Cash provided by operations was $50.6 million for the thirty-nine weeks ended October 29, 2000, compared to cash used in operations of $1.2 million for the same period of the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 35.8% at October 29, 2000, compared to 38.2% at January 30, 2000. Inventory balances were approximately $366.1 million at October 29, 2000, and $377.3 million at January 30, 2000. Average North American store inventory, which excludes the inventory of PETsMART DIRECT, decreased 12.0% to approximately $639,000 per store at October 29, 2000, from approximately $726,000 at January 30, 2000. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by the forward distribution center in Ennis, Texas.

         The Company has used cash for investing activities since inception to purchase leaseholds, fixtures and equipment for new superstores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company has also used cash to invest in its minority interest holdings of MMI as well as the equity holdings of PETsMART.com. The Company intends to make an additional $20 million investment in PETsMART.com during the fiscal fourth quarter of 2000 and may have to fund operations of PETsMART.com on an on-going basis. PETsMART.com, combined with the Pet Catalog business, expects to generate sufficient cash flow in 2001 to operate without further funds from the Company. Net cash used in investing activities was $55.7 million for the thirty-nine weeks ended October 29, 2000, compared to $96.0 million used for the thirty-nine weeks ended October 31, 1999.

         Net cash provided by or used in financing activities consist primarily of borrowings and repayments on the Company's credit facility, principal payments on capital lease obligations, retirement of subordinated convertible debt, and repurchase of the Company's common stock.

         The Company's primary long-term capital requirements consist of opening new superstores and distribution centers, costs related to closing redundant or inadequate stores, expenditures associated with the continued development and implementation of the Company's information systems, and for working capital.

         All of the Company's superstores are leased facilities. The Company expects to open 40 new 19,000 square foot store locations, primarily as fill-in locations in existing markets for Fiscal Year 2000. The previous 26,000 square foot prototype will be used in the remaining 15 new store locations for Fiscal Year 2000. The Company expects that these smaller stores will comprise all of its new store locations in future years as the Company's real estate strategy matures. These locations are generally leased facilities and capital expenditures for these locations will typically include approximately $350,000 for inventory, net of accounts payable, approximately $95,000 for preopening costs, and an average of approximately $50,000 for leasehold improvements. Approximately $375,000 is required for store fixtures and equipment, which are also typically financed through leases. Capital expenditures, net of construction allowances, were approximately $30.7 million during the thirty-nine weeks ended October 29, 2000. Such expenditures were used primarily for the opening of new stores in North America, the continued development and implementation of the Company's information systems and the remodel and maintenance of the Company's existing stores.

         Based upon the Company's current plan to open approximately 3 new North American stores during the remaining thirteen weeks of fiscal 2000, approximately $1.5 million will be needed to finance these openings. Also, based upon the Company's current plan to open approximately 18 new North American stores during the first fiscal quarter of 2001, a major portion of the approximately $8.9 million needed to finance these openings will likely be expended during the latter portion of fourth quarter 2000. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART store.

         PETsMART completed its initial implementation of an integrated North America information system, which features a common set of applications, during second quarter 1999. Total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to any lease financing that may be available, are approximately $70 million from the inception of the project through the end of the third quarter of fiscal year 2000. As of October 29, 2000, substantially all of the costs associated with the implementation and enhancement of the information system had been incurred.

         On April 13, 2000, the Company renewed its credit agreement with its lenders. As a result, the capacity of the revolving credit agreement increased to $70 million for working capital and $40 million for real estate commitments. The Company may also obtain additional financing or debt outside of the revolving credit agreement up to $40 million. Borrowings under the agreement bear interest at the Company's option, at either the Prime Rate plus 0.25% to 0.50% or LIBOR plus 1.75% to 2.25%. The agreement expires on April 13, 2003. The working capital line is secured by the inventory of the U.S. store operations. The collateral is released if the Company can meet specific financial hurdles for three consecutive quarters. The restrictive covenants remain the same as the previous revolving credit agreement. The new agreement also allows the Company $25 million annually to be used for the purchase of the Company's common stock or subordinated convertible notes. In November 2000, the revolving credit agreement was increased an additional $10 million for working capital needs.

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

SEASONALITY AND INFLATION

         The Company's business is subject to some seasonal fluctuations and it typically realizes increased sales volume and a substantial portion of its operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company's products and services designed to address pet health needs have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART's stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         The Company's results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company is performing an analysis to determine the impact of adopting this standard and is, therefore, unable to disclose the impact that adopting the standard will have on its financial position and results of operations when such statement is adopted.

         In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 ("SAB 101"), which provides the Staff's view in applying generally accepted accounting principles to selected revenue recognition issues. SAB 101, as amended, is required to be implemented during the fourth quarter of the Company's fiscal year ending January 2001. The Company does not believe SAB 101 will have a material impact on its financial statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to the risk of fluctuating interest rates in the ordinary course of business on certain assets including cash and cash equivalents, borrowings under its revolving credit arrangement and its convertible subordinated notes. The Company does not expect changes in fair value of the arrangements to have a significant effect on the Company's operations, cash flow or financial position. See disclosures under Item 7a, "Quantitative and Qualitative Disclosures About Market Risks" in the Company's annual report on Form 10-K for the year ended January 30, 2000. No significant changes have occurred during the thirty-nine weeks ended October 29, 2000 in relation to the interest rate risk.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         Certain former shareholders of Pet City have asserted, since 1997, that the Company misled the shareholders of Pet City at the time of the 1996 Pet City acquisition, concerning the value of the Company's stock, the prospects of the Company and its stock price, and the financial performance of the Company. No lawsuit has been filed with respect to this matter, and the Company believes the allegations that have been made are without merit. The potential plaintiffs have threatened to file a complaint. Mediation is currently ongoing. If any lawsuit is filed, the Company intends to vigorously defend itself.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         27       Financial Data Schedule.

(b) Reports on Form 8-K

         During the thirteen weeks ended October 29, 2000, the Company filed no reports on Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on December 13, 2000.

                                                     PETSMART, INC.
                                                      (Registrant)


/s/      Neil T. Watanabe
         Neil T. Watanabe
         Executive Vice President and
         Chief Financial Officer
         (Principal Financial Officer)

                                 EXHIBIT INDEX

Exhibit
Number      Description of Exhibit
-------     -----------------------
27          Financial Data Schedule