Form 10-K
period 2001-01-28
PETSMART INC
filed 2001-04-30
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2001

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission file number 0-21888

PETsMART, Inc.

(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19601 North 27th Avenue, Phoenix, Arizona	85027
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (623) 580-6100

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes    No

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

      Based on the closing sale price of $3.38 on April 4, 2001, the aggregate market value of the voting stock held by non-affiliates of the registrant was $370,761,512.

      On April 4, 2001 there were outstanding 111,622,174 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held June 21, 2001.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or the Company’s future financial performance. The Company has attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels or activity, performance or achievements expressed or implied by these forward-looking statements.

      Although the Company believes that the expectations reflected in the forward-looking statements are reasonable, the Company cannot guarantee future results, levels of activity, performance or achievements. The Company’s expectations are as of the date this Form 10-K is filed, and the Company does not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform these statements to actual results, unless required by law.

Item 1.  Business

General

      PETsMART is the leading provider of products, services, and solutions for the lifetime needs of pets. On January 28, 2001, the Company operated 533 retail stores in North America, as well as the Internet’s most popular pet e-commerce site, and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic partnership with Banfield, The Pet Hospital™, PETsMART provides full-service veterinary care in approximately half its stores.

The Pet Food and Pet Supply Industry

      The pet product industry serves a large and growing market. In 1999, the American Pet Product Manufacturers Association (“APPMA”) estimated that the market for pet products and supplies would be approximately $29 billion in 2001, with recent growth at approximately 5% annually. Pets, including fish, have become increasingly prevalent in U.S. households, and now number approximately 353 million, based on the 2001 APPMA National Pet Owners Survey. Demand for pets is primarily influenced by family formation as most pets are owned by families with children between the ages of five and nineteen. Sixty-two percent of U.S. households own a pet and 46% of those households own more than one, according to the 2001 APPMA study. On average, U.S. households with pets spent $350 on their pets in 1998 according to Sloan Trends & Solutions.

      Dog and cat food represents the largest volume category of pet-related products, with 2000 U.S. sales estimated at approximately $10.4 billion. The Company estimates that supermarket pet food brands, such as Purina, Alpo, Friskies and Kal Kan accounted for approximately 67% of U.S. pet food sales in 2000. In recent years, supermarkets’ share of total pet food sales has steadily decreased as a result of increased competition from superstores, warehouse clubs, mass merchandisers, internet retailers and specialty pet stores as well as the growing proportion of sales of premium foods. Premium pet food brands such as Nutro, Science Diet, ProPlan, and Eukenuba, which offer higher levels of nutrition than non-premium brands, accounted for approximately 33% of total pet food sales in 2000. Many of these premium pet foods currently are not sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers’ restrictions, but are sold primarily through superstores such as PETsMART, specialty pet stores, veterinarians and farm and feed stores.

      Packaged Facts estimates that U.S. sales of pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies, were approximately $5 billion in 1999. Many types of retailers, including supermarkets, discount stores and other mass merchandisers, specialty pet stores, direct mail houses, Internet retailers and veterinarians, sell pet supplies. The channels of distribution for pet supplies are highly fragmented, with superstores and discount stores estimated to account for over 50% of U.S. sales volume.

      The Company estimates that total U.S. sales of equine food, tack, riding apparel and related supplies and equipment were approximately $8.3 billion in 1999.

      U.S. sales of pet services were estimated at approximately $9.5 billion in 1998. Major pet-related services include veterinary care, grooming, and obedience training. The Company considers the pet services industry to be highly fragmented and significantly under-served; many pet owners do not regularly use pet services due to inconvenience, a lack of awareness or the cost of the services provided.

Merchandise

      Merchandise, which represented approximately 96% of PETsMART’s North American retail revenues in fiscal 2000, generally falls into three main categories:

•	Pet Food, Treats and Litter. PETsMART emphasizes premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or mass merchandisers, as well as quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats and litter comprised approximately 44% of PETsMART’s North American retail revenues in fiscal 2000.

•	Pet Supplies. PETsMART’s broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, animal carriers, dog houses, cat furniture and equestrian supplies. The Company also offers a complete line of supplies for fish, birds and small animals, including aquariums, filters, birdcages and small animal supplies. PETsMART has an equine department in certain stores serving trade areas which have high rates of horse ownership. The sale of pet supplies comprised approximately 49% of PETsMART’s North American retail revenues in fiscal 2000.

•	Live Pets and Other Goods. PETsMART stores feature fresh water tropical fish and domestically bred birds, reptiles and small animals. Live pets and other non-pet supply goods comprised approximately 3% of the Company’s North American retail revenues in fiscal 2000.

Pet Services

      Unlike its principal competitors, PETsMART offers a wide range of services for the pet owner. Full service grooming and pet training services are offered at almost all PETsMART stores. At January 28, 2001, approximately 354,000 square feet of space, or nearly 680 square feet per pet salon, was allocated for grooming services in PETsMART stores. The Company’s pet stylists are trained through the Nash Academy and Paragon School of Pet Grooming. A broad range of personalized services are available in PETsMART pet salons, from toenail trimming to toothbrushing to a precision cut, shampoo, and style. Pet training services range from puppy classes to advanced and private courses. Total revenues from grooming and pet training grew nearly 21% from $76.0 million for the year ended January 30, 2000 (“fiscal 1999”) to $91.9 million for the year ended January 28, 2001 (“fiscal 2000”), including a 13.4% comparable store sales increase.

Veterinary Services

      The availability of comprehensive veterinary care further differentiates PETsMART and reflects the Company’s overall commitment to animal care. Full-service veterinary clinics in PETsMART stores generally offer routine examinations and vaccinations, dental care, a pharmacy, and routine and complex surgical procedures. The Company’s prototype 2,000 square foot in-store clinic provides state-of-the-art operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. Through proprietary computerized diagnosis software, these clinics offer customers more sophisticated services than traditional veterinary competitors typically provide. Many PETsMART stores without in-store clinics offer routine vaccinations and wellness services.

      On January 28, 2001, veterinary clinics operated in 239 PETsMART stores in North America. Substantially all of these clinics are owned and operated by Medical Management International, Inc. (“MMI”), a third-party operator of veterinary clinics, operating under the trade name of Banfield, The Pet Hospital™. On January 28, 2001, the Company owned approximately 37% of the combined voting and non-voting stock of MMI Holdings, Inc., the parent of MMI. The Company accounts for its investment using the cost method, as the Company lacks the ability to exercise significant influence over MMI Holdings, Inc.’s operating and financial policies. The Company charges MMI rent for the space used by the veterinary clinics, and the Company treats this rental income as a reduction of the retail stores’ occupancy costs, which are recorded as a component of cost of sales in the Company’s financial statements.

Adoption

      PETsMART actively supports the activities of local humane organizations through its in-store PETsMART Charities’ Adoption Centers. Through its Adoption Center efforts, over 230,000 pets were adopted during 2000 and approximately 950,000 pets have been adopted since the program began in 1994. All adoption revenues go to local adoption agencies.

The PETsMART Strategy

      PETsMART’s strategy is to be the preferred provider for the lifetime needs of pets. The Company has identified a large segment of the population with characteristics of the “pet enthusiast.” Pet enthusiasts are passionately committed to their pets and consider their pet a family member. The Company has the experience and infrastructure to serve the needs of this important segment. PETsMART is working to align each aspect of its business with the needs, desires and aspirations of pet enthusiasts and other key customer segments as follows:

•	Provide Customers with Value through Product Selection and Pricing. PETsMART recognizes that the pet enthusiast — not the supplier — determines merchandise mix and management. The Company is focusing its efforts on giving the customer the value and the products they want throughout the lives of their pets. PETsMART’s strategy includes offering the most complete assortment of pet-related products and services in the marketplace at the right price. The average PETsMART store typically carries approximately 12,000 pet-related items at everyday low prices.

•	Grow Pet Services. PETsMART is already the nation’s largest provider of professional grooming and pet training, and the Company is focused on driving profitable growth in these service businesses. Early in fiscal 2000, PETsMART signed agreements with the Nash Academy and Paragon School of Pet Grooming to provide training to PETsMART stylists ensuring consistent quality and service. A new compensation and benefit plan is in place for all PETsMART stylists and trainers to provide adequate incentives and improve retention. PETsMART has directed additional resources at pet training classes, from basic puppy to adult obedience, with the goal of becoming the industry leader.

•	Offer Outstanding Customer Service. The Company has renewed its emphasis on training, personnel development and giving associates the skills and expertise to forge positive relationships with customers and become the source for information and advice.

•	Improve the Shopping Experience. In fiscal 2000, the Company developed and tested a new store format that highlights services and organizes the store around how customers shop. The format organizes products and services by pet type, and is designed to enhance sales productivity and reinforce the PETsMART brand.

      PETsMART sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, live fish, birds, and small animals and other goods and equine related products through retail stores, e-commerce, and catalogs. See Note 18 in the Notes to Consolidated Financial Statements.

PETsMART Stores

      PETsMART’s stores are generally located in sites co-anchored by strong destination superstores, and typically are in or near major regional shopping centers.

      The Company’s expansion strategy is to increase its share in existing markets, establish a leading position in each market it serves and achieve operating efficiencies and economies in advertising, distribution and management. By February 3, 2002, PETsMART expects to operate 570 stores in North America. PETsMART believes there is a potential for an aggregate of 900 to 1,000 PETsMART stores in North America. See “Business Risks — Store Expansion Plans.”

PETsMART.com

      PETsMART.com is the Internet’s most visited pet-related e-commerce site as rated by independent Internet sources. It features a broad range of merchandise, expert advice and community activities for consumers who care about pets. PETsMART.com also sells pet supplies through three catalogs: R.C. Steele, Pedigrees and Groomer Direct (the “Pet Catalog Business”). Prior to December 20, 2000, the Pet Catalog Business was part of PETsMART Direct.

      The Company invested approximately $50 million in PETsMART.com from the web site’s inception in the spring of 1999, through December 19, 2000. On December 20, 2000, the Company acquired a controlling interest in PETsMART.com. in exchange for $10 million in cash, a promissory note for $10 million, and the contribution of the Company’s Pet Catalog Business with assets which are valued at book value of approximately $9.2 million to form an integrated direct marketing subsidiary. The Company held an equity ownership of approximately 46% prior to this transaction. As a result of this transaction and the purchase of shares of capital stock directly from certain employees and other shareholders of PETsMART.com for approximately $3.8 million in aggregate consideration, the Company now holds more than an 81% voting ownership interest in PETsMART.com, and has assumed control. See Note 2 in the Notes to Consolidated Financial Statements.

PETsMART Direct

      PETsMART Direct (“Direct”), the Company’s catalog operation, is the leading direct marketing retailer of equine products in North America. Direct offers discount brand name tack, riding apparel and equine supplies through four catalogs: State Line Tack Western, State Line Tack English, Wiese Equine Supply and National Bridle Shop. Until December 20, 2000, Direct also sold pet supplies through its Pet Catalog Business through three catalogs: R.C. Steele, Pedigrees and Groomer Direct. The Pet Catalog Business was contributed to PETsMART.com on December 20, 2000 as part of the Company’s acquisition of a controlling interest in PETsMART.com. See Note 2 in the Notes to Consolidated Financial Statements. Including the Pet Catalog Business, Direct circulated more than 30 million catalogs during fiscal 2000. Direct’s proprietary customer database, which was also contributed to PETsMART.com on December 20, 2000, contains the names of approximately 1.1 million customers who have made a purchase from Direct catalogs within the past 24 months. Direct uses its marketing and customer database to attract new customers and to generate additional sales. In fiscal 2000, Direct’s average transaction was approximately $85.00. During fiscal 2000, Direct recorded sales of $6.7 million through statelinetack.com, which offers equine products over the Internet. Direct services PETsMART.com’s e-commerce fulfillment needs via Direct’s Brockport, New York distribution facility. In fiscal 2000, 773,000 orders were fulfilled and shipped by Direct for PETsMART.com.

Distribution

      The Company currently employs a hybrid distribution system including, as appropriate, full truckload shipments to individual stores, the splitting of full truckloads among several closely located stores, consolidation centers to service regional clusters of stores and central distribution centers. The Company leases and operates a 613,000 square foot distribution center in Columbus, Ohio, which began operations in September 2000, and a 447,000 square foot distribution center in Phoenix, Arizona. The Company also has a 230,000 square foot leased facility in Ennis, Texas, which was redesigned in November 1999, as a forward distribution center (“FDC”). The FDC handles consumables that require rapid replenishment, improving inventory productivity in an efficient, cost effective manner. The FDC format allows for a more efficient use of store inventory, store labor, reduced transportation costs, improved in-stock position and distribution center productivity and vendor support. The Company also opened a 276,000 square foot facility in Columbus, Ohio, and a 252,000 square foot facility in Hagerstown, Maryland during fiscal 2000 that also operate in the FDC format. A portion of the Company’s warehouse facility in Phoenix, Arizona began operating as a forward distribution center at the beginning of fiscal 2001, and one additional forward distribution center is planned for completion in Atlanta, Georgia during the fiscal year ending February 3, 2002 (“fiscal 2001”). As these new facilities are opened, the 13 leased regional consolidation centers are being phased out of operation and closed. In addition, PETsMART Direct owns and operates a 392,000 square foot catalog fulfillment and equine distribution center in Brockport, New York. This facility was expanded in 1999 to accommodate anticipated additional volume from the Company’s expanded e-commerce activities. See “Business Risks — Electronic Commerce Initiatives.”

Information Systems

      The Company’s systems initiatives planned for implementation in fiscal 1999 included new in-store point of sale and support systems, warehousing systems, communication systems, and SAP retail management information systems. The implementation of various applications began in the summer of 1999. Total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to any lease financing, were approximately $70 million from the inception of the project through the end of fiscal 2000. Of the total project costs, approximately $50 million was capitalized and the remainder was financed through operating leases or was expensed. As of January 28, 2001, substantially all of the costs associated with the implementation and enhancement of the information systems had been incurred. See “Business Risks — Information Systems.”

Competition

      Based on total sales, the Company is the largest specialty retailer of pet food, supplies and services in North America. The pet food and pet supply retail business is highly competitive and can be categorized into four different segments: (i) supermarkets, warehouse clubs and other mass merchandisers, (ii) specialty pet supply chains and pet supply stores, (iii) independent pet stores and (iv) Internet retailers. The Company believes that the principal competitive factors influencing the Company’s business are product selection and quality, convenience of store locations, customer service and price. In this regard, many of the major premium pet food brands offered by the Company are not currently available in grocery stores, warehouse clubs or other mass merchandisers due to manufacturers’ restrictions. U.S. consumer spending over the Internet is expected to reach $95.0 billion in 2001, according to International Data Corporation. PETsMART believes that it competes effectively within its various markets; however, some of the Company’s competitors are larger in terms of overall sales volume and have access to greater capital and management resources than the Company. See “Business Risks — Competition” and “Business Risks — Electronic Commerce Initiatives.”

Government Regulation

      The Company is subject to laws governing its relationship with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements. There are statutes and regulations in certain states and Canadian provinces that affect the ownership of veterinary practices, or the operation of veterinary clinics in retail stores, that may impact the Company’s ability to operate veterinary clinics within certain of its facilities. Substantially all veterinary clinics within PETsMART’s U.S. stores are owned and operated by MMI, a third-party operator who leases the clinic space from PETsMART.

      A determination that the Company is in violation of any of these applicable restrictions could require the Company to restructure its operations to comply or render it unable to operate veterinary clinics in a given local government jurisdiction. See “Business Risks — Government Regulations.”

Insurance

      The Company maintains standard product and casualty insurance on all of its stores, as well as product liability insurance covering the sale of live animals.

Trademarks

      The Company owns several service marks and trademarks registered with the United States Patent and Trademark Office (“USPTO”), including “PETsMART®,” “Santa Claws®,” “Grreat Choice®,” “Sophista-Cat®,” “Authority®,” “Top Paw®,” “Top Wing®,” “Top Fin®,” “Where Pets Are Family®” and the PETsMART Logos. PETsMART also has several applications pending with the USPTO for trademarks and anticipates filing additional applications in the future. The Company believes its trademarks and logos have become important components in its merchandising and marketing strategies. The Company believes it has all the licenses necessary to conduct its business.

Employees

      As of January 28, 2001, the Company employed 20,450 associates, 9,779 of whom were employed full time. PETsMART’s associates receive wages and benefits competitive with those of the local retail community. The Company is not subject to any collective bargaining agreements and has not experienced any work stoppages. The Company considers its relationship with its associates to be good. Increases in the Federal minimum wage in recent years have not had a material effect on the Company.

Business Risks

      The business risks below, along with those discussed in the PETsMART Stores, Distribution, Information Systems, Competition and Government Regulation sections of this Annual Report on Form 10-K, reflect some, but not necessarily all, of the risks and uncertainties that could have a material adverse affect on the Company’s ability to operate its businesses successfully or in a manner consistent with historical operating results. The Company’s actual results could differ materially from projected results due to some or all of the factors discussed below.

      Store Expansion Plans, Maturation of Existing Stores and Dependence on Performance of Stores  PETsMART currently operates stores in most of the major market areas of North America. The Company’s current plans for fiscal 2001 include opening a net total of 32 stores in existing markets and 5 stores in new markets. It has been the Company’s experience that opening new stores can result in some cannibalization of the sales of other PETsMART stores already in operation in those markets. Many of the Company’s stores are still relatively immature. Approximately one-half of the Company’s North America stores have been opened since the beginning of fiscal 1997. In 2000, the average age of a store was 4.7 years compared to 4.2 years in 1999. PETsMART’s North American comparable store sales increases were 11.9% in fiscal 1996, 4.6% in fiscal 1997, 6.3% for fiscal 1998, 4.6% for fiscal 1999, and 1.4% for fiscal 2000. As a result of new store openings in existing markets and because mature stores will represent an increasing proportion of the Company’s store base over time, the Company’s comparable store sales increases may be lower over time than historical levels. There can be no assurance new or existing stores will perform in accordance with historical patterns or current management expectations, or that any cannibalization of sales will not be greater than historical experience or current management expectations.

      Operating margins are also expected to be impacted by new store openings because of the recognition of preopening expenses and the lower sales volumes characteristic of immature stores. In certain North American geographic regions, the Company has experienced lower comparable store sales increases and levels of store contribution compared to results achieved in other regions. In addition, certain operating costs, particularly those related to occupancy, are expected to be higher than historical levels in some of these newly entered geographic regions and tight labor markets in certain areas are expected to increase store personnel expenses more rapidly than historical trends. As a result of the expected slower overall rate of comparable store sales increase and the impact of these rising costs, the Company’s total store contribution and operating margins may be lower than historical levels in future periods. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview.”

      In North America, the Company currently anticipates opening, net of any store closures, an additional 37 stores in fiscal 2001 and 35 stores in fiscal 2002. The Company’s ability to open additional stores is dependent on adequate sources of capital for leasehold improvements, fixtures and inventory, preopening expenses, the training and retention of skilled managers and personnel and other factors, some of which may be beyond the Company’s control. Presently, the Company’s store expansion plans are expected to be financed by existing cash equivalents, cash flow from operations, lease financing, and borrowing capacity under PETsMART’s credit facilities. To the extent the Company is unable to obtain adequate financing for new store growth on acceptable terms, the Company’s ability to open new stores will be negatively impacted. As a result, there can be no assurance that the Company will be able to achieve its current plans for the opening of new stores. Any failure by PETsMART to expand its distribution capabilities or other internal systems or procedures as required could also adversely affect its ability to support its planned new store growth.

      Future acquisitions or dispositions of assets by the Company, if any, could result in potentially dilutive issuances of securities, additional debt or contingent liabilities, and amortization expenses related to goodwill and other intangible assets. Each of these factors could materially adversely affect the Company’s profitability. The Company’s operating results also could be adversely affected if it is unable to successfully integrate any future acquisition into its operations.

      PETsMART routinely evaluates strategic alternatives with respect to each of its stores, the operations of PETsMART Direct, PETsMART.com and the Company’s other operating assets and investments. In connection with such evaluations, the Company may elect to close stores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sale or disposition would be achieved on terms favorable to the Company.

      Information Systems  The Company is committed to making ongoing investments in its information systems to improve operating efficiency, provide superior customer service and support its anticipated growth. The Company has made, and continues to make, significant investments in information systems to support point of sale applications, inventory integrity and more efficient replenishment, merchandising, inventory control, warehousing and distribution, financial controls and reporting. It is anticipated that this investment in systems and improved data analysis will provide the Company with a significant competitive advantage in better serving its customers and improving its business operations through more timely and accurate information, reduced costs, and increased productivity. There can be no assurance that the actual costs for these systems will not exceed estimates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

      Need for Additional Funding  The Company currently anticipates that its existing capital resources and cash flows from operations will enable it to maintain its currently planned operations for the foreseeable future. However, the Company’s current operating plan may change as a result of many factors, including general economic factors affecting the United States economy which are beyond the Company’s control. If the Company is unable to generate and maintain positive operating cash flows and operating income in the future, it may need additional funding. In addition, the Company’s e-commerce initiatives, specifically PETsMART.com, may require additional capital which the Company may not be able to fund out of operating cash flows. The Company also may choose to raise additional capital due to market conditions or strategic considerations even if the Company believes it has sufficient funds for its current or future operating plans. If needed, the Company’s inability to raise capital would materially and adversely harm the Company’s business and financial condition. To the extent that additional capital is raised through the sale of equity or convertible debt securities, the issuance of these securities could result in dilution to the Company’s stockholders.

      International Operations  The Company entered the Canadian market in 1996, and operated 20 stores as of January 28, 2001.

      In 1998, the Company entered into an agreement to provide certain product sourcing and consulting services to a major South African retailer. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with disparate cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. If the Company’s international operations expand, PETsMART’s results may be increasingly affected by the risks of such activities, including fluctuations in currency exchange rates, changes in international staffing and employment issues, tariff and other trade barriers, the burden of complying with foreign laws, including tax laws, and political and economic instability and developments.

      Government Regulation  The Company is subject to laws governing its operation of veterinary clinics in its retail stores. There are statutes and regulations in certain states and Canadian provinces that affect the ownership of veterinary practices, or the operation of veterinary clinics in retail stores, that may impact the Company’s ability to operate veterinary clinics within certain of its facilities.

      A determination that the Company is in violation of any of these applicable restrictions could require the Company to restructure its operations to comply or render it unable to operate veterinary clinics in a given local government jurisdiction.

      Reliance on Vendors and Product Lines  PETsMART has no long-term supply commitments from its premium food or other product vendors. The Company buys from approximately 593 vendors worldwide, the two largest of which account for approximately 17% of total purchases. Sales of premium pet food for dogs and cats make up a significant portion of PETsMART’s revenues. Currently, most of the major vendors of premium pet foods do not permit these products to be sold in supermarkets, warehouse clubs or through other mass merchandisers. In March 2000, IAMS, another premium brand, began mass distribution to supermarkets, warehouse clubs and other mass merchandisers. The full impact of this change is still to be determined; however, some lost traffic due to customer convenience was experienced during fiscal 2000. As a result, the Company could continue to be materially adversely affected. Also, if any of the other premium pet food vendors were to make their products available in supermarkets or through mass merchandisers, or if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets, the Company could be negatively impacted.

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

      Electronic Commerce Initiatives  PETsMART.com competes against other electronic retailers who have established web sites and product offerings. The Company believes that its existing fulfillment and order processing capabilities, along with its advertising, merchandising, product procurement, and pet-related content abilities provide PETsMART.com with a competitive advantage over other electronic commerce retailers. Direct recently expanded its Brockport, New York distribution facility to better service the anticipated inventory and fulfillment needs (See “Distribution” section below). There can be no assurance PETsMART.com, statelinetack.com and rcsteele.com will be successful and profitable and that the Company will realize the anticipated return on their investment in these e-commerce endeavors.

      Although electronic commerce is expanding in certain retail categories, there can be no assurance that the Company’s class of goods can be effectively and efficiently marketed, sold and delivered through electronic commerce. PETsMART may also be required to seek additional capital resources to fund PETsMART.com and there can be no assurance that the Company would be successful in obtaining such financing on acceptable terms. The “Internet Tax Freedom Act” currently prohibits the collection by state and local governments of sales and use taxes on sales made through electronic commerce. There can be no assurance that the imposition of sales and use taxes upon electronic commerce sales will not have a material adverse impact upon the Company’s electronic commerce and catalog operations.

      Distribution  The Company has completed the development of four regional forward distribution centers, that improve the efficiency of store inventory and store labor, reduce transportation costs, and improve in-stock position, distribution center productivity and vendor support. The Company began implementing this strategy during fiscal 1999 with the new distribution center in Ennis, Texas. Two additional forward distribution centers, located in Columbus, Ohio, and Hagerstown, Maryland, opened during fiscal 2000. A portion of the Company’s warehouse facility in Phoenix, Arizona began operating as a forward distribution center at the beginning of fiscal 2001, and one additional forward distribution center is planned for completion in Atlanta, Georgia during fiscal 2001. There can be no assurance, however, that the Company will be able to realize continued labor and other cost savings as a result of the new strategy.

      Competition  The pet food and supply retailing industry is highly competitive. PETsMART competes with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than PETsMART. PETsMART also competes with a number of pet supply warehouse or specialty stores, smaller pet store chains, Internet retailers and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and supply market, some of which have developed store formats similar to PETsMART’s, and due to the expansion of pet-related product offerings by certain warehouse clubs and mass merchandisers. There can be no assurance the Company will not face greater competition from these or other retailers in the future. In particular, if any of the Company’s major competitors seek to gain or retain market share by reducing prices, the Company may reduce its prices in order to remain competitive, which could have a material adverse effect on the Company.

      Quarterly and Seasonal Fluctuations  The timing of new store openings may cause the Company’s quarterly results to fluctuate. In addition, the Company’s business is subject to some seasonal fluctuation. PETsMART typically realizes a higher portion of its net sales and operating profit during the fourth fiscal quarter. In addition, sales of certain products and services designed to address pet health needs, such as flea and tick problems, have been and are expected to continue to be negatively impacted by the introduction of alternative pharmaceutical treatments, as well as by variations in weather conditions. In addition, because PETsMART stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

      Anti-Takeover Measures  The PETsMART Restated Certificate of Incorporation, as amended (the “Restated Certificate”) and the PETsMART Bylaws include provisions that may delay, defer or prevent a change in management or control that holders of Subordinated Convertible Notes or stockholders might not believe are in their best interests. These provisions include (i) a classified Board of Directors consisting of three classes, (ii) the ability of the Board of Directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with rights, obligations, and preferences determined by the Board of Directors, (iii) no right of stockholders to call special meetings of stockholders, (iv) no right of stockholders to act by written consent and (v) certain advance notice procedures for nominating candidates for election to the Board of Directors. In addition, the Restated Certificate requires a 66 2/3% vote of stockholders to (i) alter or amend the PETsMART Bylaws, (ii) remove a director without cause, or (iii) alter, amend or repeal certain provisions of the Restated Certificate. The Restated Certificate does not permit cumulative voting. In August 1997, the Company’s Board of Directors adopted a Share Purchase Rights Plan, commonly referred to as a “poison pill,” under which one preferred share purchase right was distributed on August 29, 1997 for each share of common stock held on that date. No certificates for the rights will be issued unless a person or group, subject to certain exceptions, acquires 15% or more of the Company’s Common Stock or announces a tender offer for 15% or more of the Common Stock. Each right entitles the registered holder to purchase from the Company, upon such event, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100 Common shares. The rights expire August 28, 2007 and are subject to redemption at a price of $0.001 in specified circumstances. The Company is subject to the anti-takeover provisions of Section 203 of the Delaware

General Corporation Law, which prohibits the Company from engaging in a “business combination” with an “interested stockholder” for a period of three years after the date the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing a change of control of the Company.

      Possible Volatility of Stock Price; Absence of Dividends  Since the initial public offering of the Company’s Common Stock, the market price of the Common Stock has been subject to significant fluctuation. The market price of the Common Stock may continue to be subject to significant fluctuations in response to operating results and other factors. In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may adversely affect the market price of the Common Stock.

      PETsMART has never paid cash dividends on its Common Stock. The Company currently intends to retain earnings for use in its business and therefore does not anticipate paying cash dividends in the foreseeable future.

MANAGEMENT

      The executive officers of the Company and their ages and positions at April 4, 2001, are as follows:

Name	Age	Position

Philip L. Francis	54	Chairman, President and Chief Executive Officer

Robert F. Moran	50	President, North American Stores

Carol M. Cox	58	Senior Vice President, Human Resources

Scott A. Crozier	50	Senior Vice President, Real Estate, General Counsel and Secretary

Barbara A. Fitzgerald	49	Senior Vice President, Store Operations

David L. King	48	Senior Vice President, Chief Information Officer

David K. Lenhardt	31	Senior Vice President, Services, Strategic Planning and Business Development

Thomas S. Liston	62	Interim Senior Vice President and Chief Financial Officer

Marcia R. Meyer	51	Senior Vice President, Marketing and International Supply

Anthony N. Truesdale	38	Senior Vice President, Merchandising

Anthony J. Leonardi	54	President, PETsMART Direct

Thomas P. McGovern, Jr.	38	President, PETsMART.com

      Philip L. Francis joined PETsMART in March 1998, as President and Chief Executive Officer. In September 1999, Mr. Francis was also elected Chairman of the Board. Mr. Francis has been a member of the PETsMART Board of Directors since 1989. Prior to joining PETsMART, Mr. Francis was President and Chief Executive Officer of Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc. since 1991.

      Robert F. Moran joined PETsMART in July 1999, as President, North American Stores. In this position, Mr. Moran is responsible for the leadership of PETsMART’s United States and Canadian stores. Mr. Moran joined PETsMART from Toys “R” Us, Ltd., Canada, where he had been President since August 1998. From 1993 to 1998 he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

      Carol M. Cox joined PETsMART in October 1998, as Senior Vice President of Human Resources. From 1997 to 1998, Ms. Cox was Director of Human Resources for Rural/ Metro Corporation. From 1995 to 1997, she was Vice President of Human Resources for Frank’s Nursery and Crafts, a division of General Host, Inc.. Ms. Cox was Senior Vice President of Human Resources for Dylex, Ltd., Canada’s largest specialty retailer headquartered in Toronto, Canada from 1987 through 1995.

      Scott A. Crozier joined PETsMART in June 1999, as Senior Vice President, Real Estate, General Counsel, and Secretary. Mr. Crozier previously served from 1991 to 1998 as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was counsel for Talley Industries, Inc., from 1980 to 1987, and worked as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and as a special assistant attorney general with the Arizona Corporation Commission from 1979 to 1980.

      Barbara A. Fitzgerald joined PETsMART in September 2000, as Senior Vice President, Store Operations. Prior to PETsMART, she was President of Harmon Auto Glass’s 400 store operation from March 2000 to September 2000. Ms. Fitzgerald spent three years at Toys “R” Us, initially as Vice President/ General Manager and subsequently as the Vice President of People Development. She also spent 24 years with Sears, Roebuck and Co. in various senior management positions, including Vice President and General Manager of Sears Hardware Stores.

      David L. King joined PETsMART in March 2000, as Senior Vice President, Chief Information Officer. From June 1999 to March 2000, Mr. King was Director of Sales and Marketing — The Americas, for JDA Software, Inc. From 1997 to May 1999, he was Director of Consulting for JDA-Latin America Division. From 1994 to 1997, Mr. King served as Director of Systems & Logistics with Salinas y Rochas, S.A. de C.V.,

Mexico City, Mexico and from 1984 to 1993 he was President and owner of KingTec International, Inc., a consulting firm offering management of information systems, implementation of software and software design.

      David K. Lenhardt joined PETsMART in October 2000, as Senior Vice President of Services, Strategic Planning and Business Development. From 1996 to 2000, he was with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, Mr. Lenhardt was an Analyst in the corporate finance and Latin American groups of Merrill Lynch & Co.’s investment banking division.

      Thomas S. Liston joined PETsMART as interim Senior Vice President, Chief Financial Officer in February 2001. From 1997 through 1998 he was Executive Vice President and CFO/ Secretary/ Treasurer for Little Switzerland in the U.S. Virgin Islands. From 1991 to 1997 Mr. Liston was Vice Chairman and CFO/ Secretary and Treasurer for Barry’s Jeweler, Inc., a $150 million specialty jewelry retail company. From 1989 to 1991, he was Executive Vice President, COO, CFO, and Director for Crescent Jewelers. Mr. Liston also held various senior management positions with Gump’s, with Broadway Department Store, and with Abraham & Straus. Prior to that he held various positions at Montgomery Ward, and Arthur Andersen & Company.

      Marcia R. Meyer is Senior Vice President of Marketing and International Supply. She joined PETsMART in 1990 as Vice President and General Merchandise Manager and in March 1997, was promoted to the position of President, PETsMART International Supply Company. From 1985 to 1989, Ms. Meyer held various executive positions with Broadway Southwest, a division of Carter Hawley Hale Stores, Inc., May D & F and Macy’s.

      Anthony N. Truesdale is Senior Vice President of Merchandising. He joined PETsMART in 1999 as Vice President, Hardgoods, Merchandising. Prior to joining PETsMART, Mr. Truesdale was an executive in various positions with Shaw’s Supermarkets, a subsidiary of J. Sainsbury plc, for 13 years in Operations and Merchandising.

      Anthony J. Leonardi joined PETsMART in 1997, as President of PETsMART Direct. From 1979 to 1997, Mr. Leonardi held various executive positions at Sara Lee Corporation, most recently serving as President of its Catalog Division.

      Thomas P. McGovern, Jr. serves as President of PETsMART.com and joined PETsMART as a result of PETsMART’s acquisition of a controlling interest in PETsMART.com in December 2000. From May 1999 to December 2000 he was President and Chief Executive Officer of PETsMART.com and was President and Chief Executive Officer of its predecessor, PetJungle.com from February 1999 to May 1999. From February 1997 to February 1999, he was with Warner Bros. as Senior Vice President, International of Warner Bros. Retail Stores. From May 1994 to February 1997, he was Vice President, International for Warner Bros. Worldwide Retail and prior to that worked for various divisions of PricewaterhouseCoopers in its retail consulting division from September 1984 to May 1994.

Item 2.  Properties

      The following table summarizes the locations of the stores by country and state at January 28, 2001:

Number of
United States:	Stores

Alabama	2

Arizona	21

Arkansas	2

California	62

Colorado	19

Connecticut	1

Delaware	1

Florida	34

Georgia	23

Idaho	1

Illinois	30

Indiana	14

Iowa	1

Kansas	7

Kentucky	3

Louisiana	6

Maryland	20

Massachusetts	5

Michigan	13

Minnesota	11

Number of
United States:	Stores

Mississippi	3

Missouri	12

Montana	2

Nebraska	3

Nevada	8

New Hampshire	2

New Jersey	15

New Mexico	3

New York	9

North Carolina	18

Ohio	22

Oklahoma	6

Oregon	6

Pennsylvania	19

Rhode Island	1

South Carolina	5

Tennessee	9

Texas	46

Utah	7

Vermont	1

Virginia	20

Washington	16

West Virginia	1

Wisconsin	3

Total United States stores	513

Canada	20

Total North America stores	533

      PETsMART leases substantially all of its stores, retail distribution centers and corporate offices under noncancellable operating leases. The terms of the store leases, other than leases under its Structured Lease Facilities (described below), generally range from 10 to 25 years and typically allow the Company to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2020. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. To date, no additional rents have been paid by the Company.

      The Company has entered into lease agreements for certain stores as part of structured lease financing facilities (the “Structured Lease Facilities”). The Structured Lease Facilities provide a special purpose entity (not affiliated with the Company) with the necessary financing to complete the acquisition and construction of new PETsMART stores. Once construction has been completed, another special purpose entity (also not affiliated with the Company) leases the completed stores to the Company for a five-year term.

      The Company’s corporate offices cover approximately 165,000 square feet. The lease for this space expires in 2012. PETsMART’s distribution center in Columbus, Ohio covers 613,000 square feet. The lease on this distribution center expires in 2010. The Company also has a second distribution center in Columbus, Ohio, which covers 276,000 square feet, under a lease which expires in 2010; a 447,000 square foot distribution center in Phoenix, Arizona, the lease on which expires in April 2002; a 230,000 square foot facility in Ennis, Texas, under a lease that expires in 2013; and a 252,000 square foot distribution center in Hagerstown, Maryland, under a lease that expires in 2005.

      PETsMART Direct owns and operates a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

Item 3.  Legal Proceedings

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. Each complaint relates to the 1996 acquisition of Pet City by PETsMART, and each complaint alleges misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. The state court complaint also alleges breaches of fiduciary duties owed to the Pet City plaintiffs. PETsMART has filed a motion to dismiss the federal complaint, and a demurrer and motion to stay discovery in the state court. Neither court has issued any rulings on these motions or the merits as of this time. The Company believes the allegations are without merit and intends to vigorously defend these matters. However, no assurance can be provided as to the outcome of these complaints and at this time, management cannot estimate the range of possible loss, if any.

      The Company is also involved in certain other litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company’s consolidated financial position or results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended January 28, 2001.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Shareholder Matters

      Price Range of Common Stock and Dividend Policy. The Company’s Common Stock is traded on the NASDAQ National Market under the symbol PETM. The following table indicates quarterly high and low price per share of the Common Stock. These prices represent quotations among dealers without adjustments for retail mark-ups, mark-downs or commissions, and may not represent actual transactions.

Fiscal Year Ended
January 30, 2000	High	Low

First Quarter ended May 2, 1999	$9.69	$7.22

Second Quarter ended August 1, 1999	10.31	7.56

Third Quarter ended October 31, 1999	7.50	3.00

Fourth Quarter ended January 30, 2000	5.84	3.84

Fiscal Year Ended
January 28, 2001	High	Low

First Quarter ended April 30, 2000	$5.25	$2.63

Second Quarter ended July 30, 2000	4.19	2.25

Third Quarter ended October 29, 2000	5.06	3.00

Fourth Quarter ended January 28, 2001	4.56	2.25

      The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain earnings for use in the operation and expansion of its business and therefore does not anticipate paying any cash dividends in the foreseeable future. In addition, the Company’s revolving credit agreement restricts the payment of dividends.

      On April 4, 2001, there were 7,473 shareholders of record of the Company’s Common Stock.

Item 6.  Selected Financial Data

      The information required by this Item is attached at Appendix A.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PETsMART Stores, Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in this Form 10-K for the year ended January 28, 2001.

Overview

      PETsMART is the leading provider of products, services, and solutions for the lifetime needs of pets. At January 28, 2001, the Company operated 533 retail stores in North America, as well as the Internet’s most popular pet e-commerce site, and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic partnership with Banfield, The Pet Hospital™, PETsMART provides full-service veterinary care in approximately half its stores.

      During fiscal 2000, the Company opened 55 new retail stores, including four replacement stores, and closed two stores in North America.

      The Company expects that any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of its store base (an average age of 4.7 years as of January 28, 2001), as well as the planned opening of additional stores in existing markets, the Company anticipates that comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company’s quarterly results to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred. Therefore, the Company expects that the opening of large numbers of new stores in a given quarter will adversely impact its quarterly results of operations for that period.

Acquisition of Controlling Interest in PETsMART.com

      On December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”). PETsMART.com is a leading e-commerce pet food and supply business which began operations in the second quarter of fiscal 1999. The Company held a voting ownership of approximately 46% prior to closing of the Transaction and historically accounted for its investment under the equity method of accounting, recognizing the Company’s share of PETsMART.com’s operating results. Under the terms of the Transaction, the Company received newly issued PETsMART.com Series F Preferred Stock in exchange for $10 million in cash, a promissory note for $10 million, as well as the Company’s pet catalog business assets which are valued at book value of approximately $9.2 million (consisting of approximately $6.2 million of merchandise inventories and approximately $3.0 million of other current assets) and purchased outstanding shares of capital stock directly from certain employees and other shareholders of PETsMART.com for approximately $3.8 million in aggregate consideration. The cash paid to other shareholders in the Transaction came from the Company’s general business funds. As a result of the Transaction, the Company now holds more than an 81% voting ownership in PETsMART.com, and has assumed control. The Company has accounted for the results of operations of PETsMART.com from December 20, 2000 to January 28, 2001 under the consolidation method of accounting.

Iams Brand Shift to Mass Channel Retailing

      In August 1999, The Proctor and Gamble Company purchased the Iams Company, whose Iams and Eukanuba product lines of premium dog and cat foods are sold in PETsMART stores. In early March 2000, the Iams product line became available to the consumer in supermarkets, warehouse clubs, and other mass merchandisers for the first time. As a result, PETsMART experienced a decrease in sales of Iams products, compared to the same period in fiscal 1999. The long-term impact of this development is yet to be determined, and the Company could continue to be adversely affected by it.

Sale of Subsidiary

      The Company completed the sale of its U.K. subsidiary (the “U.K. Transaction”) to an unrelated third party on December 15, 1999. The U.K. Transaction was structured as a stock sale. The Company sold 100% of the stock in its subsidiary in exchange for cash of approximately $48.9 million, less debt of approximately $7.0 million. In connection with the sale, the Company recorded a net loss of $31.1 million, including $23.6 million related to the difference between net book value and cash consideration and transaction fees of approximately $7.5 million. Additionally, the Company has reflected the subsidiary’s $14.6 million loss from operations, excluding the related tax effects, for fiscal 1999 through the date of the U.K. Transaction, as a loss on disposal of subsidiary in the accompanying consolidated statement of operations.

Bank Credit Facility

      At January 28, 2001, the Company was not in compliance with certain financial covenants under its revolving credit agreement (see Note 10 of the Notes to Consolidated Financial Statements). A waiver was granted by the financial institution, valid through May 19, 2001, which placed certain additional restrictions on the Company. The Company replaced its revolving credit agreement with a new credit agreement discussed below on April 30, 2001.

      On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility will be subject to a borrowing base and will bear interest, at the Company’s option, at either a bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $132,300,000 to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities.

Results of Operations

      The following table presents the percent to net sales of certain items included in the Company’s consolidated statements of operations, unless otherwise indicated:

	Fiscal Year Ended

	Jan. 28,	Jan. 30,	Jan. 31,
	2001	2000	1999

Statement of Operations Data:

Net sales	100.0%	100.0%	100.0%

Cost of sales	75.0	72.9	75.0

Gross profit	25.0	27.1	25.0

Store operating expenses	20.1	19.7	19.0

Store preopening expenses	0.2	0.3	0.4

General and administrative expenses	3.8	3.0	2.9

Loss on disposal of subsidiary	—	2.2	—

Restructuring benefits	—	—	(0.1)

Operating income	0.9	1.9	2.8

Interest income	0.1	0.1	0.1

Interest expense	(1.0)	(1.0)	(1.1)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	—	1.1	1.8

Equity loss in PETsMART.com	(1.5)	(1.4)	—

	Fiscal Year Ended

	Jan. 28,	Jan. 30,	Jan. 31,
	2001	2000	1999

Income (loss) before income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	(1.5)	(0.3)	1.8

Income tax expense	—	1.2	0.8

Income (loss) before minority interest, extraordinary item, and cumulative effect of a change in accounting principle	(1.5)	(1.5)	1.0

Minority interest in subsidiary loss	—	—	—

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(1.5)	(1.5)	1.0

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	0.1	—	—

Income (loss) before cumulative effect of a change in accounting principle	(1.4)	(1.5)	1.0

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—

Net income (loss)	(1.4)%	(1.5)%	1.0%

  Fiscal 2000 Compared to Fiscal 1999

      Net sales were approximately $2.2 billion for fiscal 2000, compared to $2.1 billion for fiscal 1999. Comparable North American store sales increased 1.4% for the period. During fiscal 2000, the Company opened 55 new stores, including four replacement stores, and closed two stores in North America for a net increase of 49 stores. The Company had 533 North American stores in operation at January 28, 2001 compared to 484 North American stores open at January 30, 2000.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, decreased as a percentage of net sales to 25.0% for fiscal 2000 from 27.1% for fiscal 1999. The decrease in gross profit in fiscal 2000 as a percentage of net sales was the result of a planned inventory reduction that included the sell-off of discontinued and slow-moving items at a discount, higher inventory shrink, higher warehouse and distribution costs from the addition of three new forward distribution centers, and increased store occupancy costs due to higher costs associated with newer stores, partially offset by higher product gross margins as a result of more competitive unit pricing with vendors.

      Store operating expenses, which includes payroll and benefits, advertising and other store expenses, increased as a percentage of net sales to 20.1% for fiscal 2000 from 19.7% for fiscal 1999. This increase in fiscal 2000 resulted from increased payroll and benefits, store supplies, and repairs and maintenance costs for North American stores. The increase in store payroll and benefits was the result of increased emphasis on customer service, and the increases in store supplies and repairs and maintenance expense was the result of the increase in the average age of the stores.

      Store preopening expenses as a percentage of net sales decreased to 0.2% for fiscal 2000, compared to 0.3% in fiscal 1999. Including four replacement stores, the Company opened 55 stores during fiscal 2000, compared to 58 stores opened in fiscal 1999. For stores that opened during fiscal 2000, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company’s prior experience.

      General and administrative expenses as a percentage of sales increased to 3.8% for fiscal 2000, compared with 3.0% for fiscal 1999. The change was due to a planned increase in field management personnel to expand the grooming and pet training service areas, increased professional fees related to strategic initiatives, and increased depreciation expense related to the Company’s new information system installed during the summer of 1999.

      The Company’s operating income decreased $21.5 million to $20.6 million for fiscal 2000 from $42.1 million for fiscal 1999. Excluding a $45.7 million loss on disposal of subsidiary in fiscal 1999, operating income decreased $67.2 million from fiscal 1999 to fiscal 2000. This decrease from fiscal 1999 to fiscal 2000 was the result of the increased cost of sales, store operating expenses, and general and administrative expenses described above.

      Interest income decreased slightly to $2.8 million for fiscal 2000 from $2.9 million for fiscal 1999. Interest expense increased to $23.4 million for fiscal 2000 from $22.8 million for fiscal 1999. The increase in interest expense was a direct result of higher average interest rates of 9.08% compared to 8.39% and higher average amounts outstanding of $26.3 million compared to $5.3 million on the Company’s line of credit during fiscal 2000 and fiscal 1999, respectively. The increase in interest expense on the line of credit was partially offset by a reduction in the amount of Subordinated Convertible Notes outstanding as a result of the debt repurchases of $18.8 million made during fiscal 2000.

      The equity loss in PETsMART.com, in which the Company had an equity investment of approximately 46% until December 20, 2000, when a controlling interest in PETsMART.com was acquired, represents the Company’s proportionate share of PETsMART.com’s net losses for the period January 31, 2000 to December 20, 2000. The amount of equity loss in PETsMART.com recognized during fiscal 2000 was $33.1 million. The Company’s portion of PETsMART.com’s net losses from February 25, 1999, inception date, through the end of fiscal 1999 was approximately $29.1 million.

      For fiscal 2000, the $0.9 million income tax expense represents an effective rate of 2.6%. The Company’s effective tax rate differs from the expected U.S. Federal income tax rate due principally to the non-deductible losses generated by PETsMART.com and other permanent differences. Excluding the effects of non-deductible losses generated by PETsMART.com, the Company’s annual effective tax rate for fiscal 2000 was 43.6%, compared to 43.1% for fiscal 1999, excluding the U.K. losses.

      Minority interest in subsidiary represents the recognition of the 18.3% minority interest in the pre-tax loss of PETsMART.com for the period December 20, 2000 to January 28, 2001.

      As a result of the foregoing explanations, the Company reported a loss before extraordinary item of $33.7 million (or $0.30 per share) for fiscal 2000 compared to a loss before cumulative effect of a change in accounting principle of $31.9 million (or $0.28 per share) for fiscal 1999.

      During fiscal 2000, the Company repurchased and retired at face value $18.8 million of its 6 3/4% Subordinated Convertible Notes due 2004 at a discount from par. The Company recognized an extraordinary gain during fiscal 2000 of approximately $2.8 million, net of unamortized deferred financing costs of $0.4 million and related income taxes of approximately $1.9 million.

      In April 1998, the American Institute of Certified Public Accountants (“AICPA”) issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (“SOP 98-5”), which requires costs of start-up activities, including organization costs, to be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999, which resulted in a charge against earnings of $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened.

      As a result of the foregoing explanations, the Company reported a net loss of $30.9 million (or $0.28 per share) for fiscal 2000 compared to a net loss of $32.4 million (or $0.28 per share) for fiscal 1999.

  Fiscal 1999 Compared to Fiscal 1998

      Net sales were approximately $2.1 billion for fiscal 1999, unchanged from fiscal 1998. The fiscal 1999 results exclude sales from the U.K. subsidiary entirely, which was sold in December 1999, and represented $0.2 billion in 1998. The 1999 results also exclude sales from the United States veterinary clinics after the clinics were sold to MMI in July 1999. On a comparable basis, excluding the U.K. and veterinary sales from fiscal 1999 and fiscal 1998, net sales increased 12.6% from approximately $1.9 billion in 1998. Comparable North American store sales increased 4.6% for the period. During fiscal 1999, the Company opened 58 new stores, including nine replacement stores, and closed six stores in North America for a net increase of 43 stores. The Company had 484 North American stores in operation on January 30, 2000 compared to 441 North American stores open on January 31, 1999.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.1% for fiscal 1999 from 25.0% for fiscal 1998. On a comparable basis, excluding the U.K. subsidiary from 1998, gross profit in 1998 was 25.7%. This increase principally reflected improved product margins and sales mix changes, offset partially by increased warehouse and distribution costs.

      Store operating expenses, which include payroll and benefits, advertising and other store expenses, increased as a percentage of net sales to 19.7% for fiscal 1999 from 19.0% for fiscal 1998. Excluding the U.K., store operating expenses were 18.9% of sales in fiscal 1998. The change resulted from increased North American advertising expenditures and increased payroll and benefits due to labor requirements for the conversion to the Company’s new information system and point-of-sale register system.

      Store preopening expenses as a percentage of net sales decreased to 0.3% for fiscal 1999, compared to 0.4% in fiscal 1998. Including nine replacement stores, the Company opened 58 stores during fiscal 1999, compared to 74 North American stores opened in fiscal 1998. For stores that opened during fiscal 1999, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company’s prior experience.

      General and administrative expenses as a percentage of sales increased to 3.0% for fiscal 1999, as compared to 2.9% for fiscal 1998. Excluding the U.K., general and administrative expenses were 3.0% of sales in fiscal 1998. General and administrative costs for fiscal 1998 included $4.7 million of nonrecurring legal and settlement costs and executive severance costs. Excluding the one-time legal and severance costs and the U.K., general and administrative costs as a percentage of sales were 2.7% of sales for fiscal 1998. The increase in fiscal 1999 over fiscal 1998 relates to costs incurred during the implementation of the Company’s new information systems, including one-time costs for payroll and benefits, equipment costs and professional fees, which totaled approximately $5.0 million.

      Loss on disposal of subsidiary in fiscal 1999 was approximately $45.7 million, including approximately $31.1 million of loss and transaction related expenses on the sale of the Company’s U.K. subsidiary, and approximately $14.6 million of loss from operations in the U.K. during fiscal 1999.

      The Company’s operating income decreased to $42.1 million for fiscal 1999 from $58.3 million for fiscal 1998, excluding the $1.8 million of merger and restructuring benefit recorded in fiscal 1998. This decrease was primarily due to the loss on disposal of subsidiary and operational losses of the U.K., offset in part by increased gross profit and decreased preopening expenses as described above.

      Interest income decreased slightly to $2.9 million for fiscal 1999 from $3.1 million for fiscal 1998, principally due to the decrease in average cash balances available to invest during fiscal 1999 that came primarily from stock repurchase, the equity investment in PETsMART.com, and increased capital expenditures for information systems. These factors were offset by proceeds from the sale of the U.K. subsidiary. Interest expense decreased to $22.8 million for fiscal 1999 from $24.1 million for fiscal 1998. Excluding the U.K. segment’s interest expense from fiscal 1998, interest expense on a comparable basis was $22.4 million for fiscal 1998.

      Equity loss in PETsMART.com, in which the Company had a 49.6% equity investment, represented the Company’s proportionate share of loss from PETsMART.com, which began operations in June 1999. The Company’s portion of PETsMART.com’s losses from the date operations began through the end of fiscal 1999 was approximately $29.1 million.

      For fiscal 1999, the $25.1 million income tax provision resulted in a reported effective rate of 368%. Losses from the Company’s equity investment in PETsMART.com are excluded from the Company’s consolidated income tax return. Also, the loss on the sale of the U.K. subsidiary is not deductible for tax purposes until a capital gain is recognized to offset the capital loss. Excluding the tax benefit of $4.8 million realized from the operating loss on the U.K. in fiscal 1999, the tax provision becomes $29.9 million or 43.1% of pretax income before losses from the U.K. subsidiary and the equity investment in PETsMART.com. The 1998 effective tax rate was 40.0%. The increase in the adjusted 1999 effective tax rate is principally due to a higher effective tax rate on Canadian income and other foreign tax rate adjustments, net of accrual adjustments.

      In April 1998, the AICPA issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (“SOP 98-5”), which requires costs of start-up activities, including organization costs, to be expensed as incurred. The Company adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999, which resulted in a charge against earnings of $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened.

      As a result of the foregoing, the Company reported a net loss of $32.4 million (or $0.28 per share) for fiscal 1999 compared to net income of $23.3 million (or $0.20 per share) for fiscal 1998.

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

      The Company consummated a sale of its U.K. subsidiary with an unrelated third party on December 15, 1999. This transaction provided the Company with cash proceeds before transaction costs of approximately $48.9 million, less debt of approximately $7.0 million.

      On April 13, 2000, the Company’s Board of Directors approved the purchase of $25 million of its Common Stock or its Notes annually for each of the next three fiscal years. The Company’s policy on the purchase of Common Stock or Notes is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During fiscal 2000, approximately $2.3 million (before commissions) was used to purchase 800,000 shares of the Company’s Common Stock at an average price of $2.92 and approximately $13.6 million was used to purchase $18.8 million at face value of its Notes. During fiscal 1999, approximately $25.0 million (before commissions) in cash was used to repurchase 5,550,000 shares of the Company’s Common Stock, at an average price of $4.50.

      Cash provided by operations was $110.7 million for fiscal 2000, compared to cash used in operations of $13.2 million for the prior year. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventories) increased to 41.9% at January 28, 2001, compared to 38.2% at January 30, 2000. Inventory balances were approximately $322.5 million at January 28, 2001, and $377.3 million at January 30, 2000. Average North American store inventory, which excludes the inventory of PETsMART Direct, decreased 22.9%, to $560,000 per store at January 28, 2001, from $726,000 at January 30, 2000. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by the forward distribution centers in Ennis, Texas; Gahanna, Ohio; and Hagerstown, Maryland. At January 28, 2001, total assets were $782.1 million, of which $430.3 million were current assets, and cash and cash equivalents were $43.8 million.

      The Company has used cash in investing activities since inception to purchase leaseholds, fixtures and equipment for new stores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company used cash during fiscal 2000 of $2.9 million and $21.3 million to invest in its minority holdings of MMI as well as the equity holdings of PETsMART.com, respectively. The Company purchased equity shares of PETsMART.com from outside shareholders for $3.8 million during the fourth quarter of fiscal 2000 as part of its acquisition of a controlling interest in PETsMART.com, and may have to fund operations of PETsMART.com on an on-going basis. Net cash used in investing activities was $62.9 million for fiscal 2000, as compared to $52.7 million for fiscal 1999.

      Net cash provided by or used in financing activities consist primarily of borrowings and repayments on the Company’s credit facility, principal payments on capital lease obligations, retirement of Subordinated Convertible Notes, and repurchase of the Company’s Common Stock. Net cash used in financing activities was $45.2 million for fiscal 2000, as compared to $48.6 million for fiscal 1999.

      The Company’s primary long-term capital requirements consist of opening new stores and distribution centers, costs related to closing redundant or inadequate stores, expenditures associated with the continued development and implementation of the Company’s information systems, and working capital.

      All of the Company’s stores are leased facilities. The Company expects to open 37 new stores in fiscal 2001, consisting of 36 stores representing the Company’s 19,000 square-foot prototype, primarily in single-store markets and as fill-in locations in existing markets, and one store representing the prior 26,000 square-foot prototype. The Company expects that the smaller store prototype will comprise all of its new store locations in future years as the Company’s real estate strategy matures. These locations are generally leased facilities and require capital expenditures of $425,000 for fixtures, equipment and leasehold improvements. Additionally, store openings require cash of approximately $325,000 for inventory, net of accounts payable, and approximately $95,000 for preopening costs. Store fixtures and equipment are typically financed through leases. Capital expenditures, net of construction allowances, were approximately $44.9 million during fiscal 2000, as compared to approximately $60.3 million during fiscal 1999. Such expenditures were used primarily for the opening of new stores in North America, the continued development and implementation of the Company’s information systems and the remodeling and maintenance of the Company’s existing stores.

      Approximately $17.4 million will be needed to finance the planned opening of 37 new North American stores during fiscal 2001. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART store.

      PETsMART completed the initial implementation of an integrated North America information system, which features a common set of applications, during the second quarter of fiscal 1999. Total costs in connection with the original and continued development and implementation of the system and subsequent enhancements, before giving consideration to lease financing, were approximately $70 million from the inception of the project through the end of fiscal 2000. Of the total project costs, approximately $50 million was capitalized, and the remainder was financed through operating leases or was expensed. As of January 28, 2001, substantially all of the costs associated with the implementation and enhancement of the information system had been incurred.

      At January 28, 2001, the Company was not in compliance with certain financial covenants under its revolving credit agreement (see Note 10 of the Notes to Consolidated Financial Statements). A waiver was granted by the financial institution, valid through May 19, 2001, which placed certain additional restrictions on the Company. The Company replaced its existing revolving credit agreement with a new credit agreement discussed below on April 30, 2001.

      On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility will be subject to a borrowing base and will bear interest, at the Company’s option, at either a bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $132.3 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities.

      Management believes that its existing cash and cash equivalents, together with cash flow from operations, borrowing capacity under its bank credit facility and available lease financing, will provide adequate funds for the Company’s foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company’s ability to fund its operations and to make planned capital expenditures, scheduled debt payments, refinance indebtedness, purchase treasury stock and Subordinated Convertible Notes and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

Seasonality and Inflation

      The Company’s business is subject to some seasonal fluctuations and it typically realizes increased sales volume and a substantial portion of its operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company’s products and services designed to address pet health needs have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. In addition, because PETsMART’s stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

      The Company’s results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted these statements on January 29, 2001, and their adoption was not material to the Company’s consolidated financial statements.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB 101”), which provides the Staff’s view in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during the fourth quarter of fiscal 2000, and its adoption was not material to the Company’s consolidated financial statements.

      In September 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Direct and PETsMART.com have historically classified shipping charges to customers as revenue. With respect to the classification of such costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on the income statement that include them. The Company historically has classified both inbound and outbound shipping charges in cost of sales. The Company classifies fulfillment costs, which are those costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; and responding to inquiries from customers) as a component of cost of sales.

Item 7.a.  Quantitative and Qualitative Disclosures About Market Risks

      The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing.

Interest Rate Risk

      The Company utilizes long and short-term bank borrowings to finance the working capital and capital requirements of the business. At January 28, 2001 and January 30, 2000, the Company had outstanding Subordinated Convertible Notes of $181,250,000 and $200,000,000, respectively, with a fixed interest rate of 6 3/4% and due in fiscal 2004. Additionally, the Company utilizes a revolving line of credit to support seasonal working capital needs. The Company borrowed and repaid a total of $414,000,000 and $51,500,000, at an average interest rate of 9.08% and 8.39%, during fiscal 2000 and 1999, respectively. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at the Company’s option. If interest rates on the revolving borrowings were to increase by 10%, the Company’s net loss would be increased by approximately $143,000, based on the fiscal 2000 borrowing levels.

      The estimated fair value of the outstanding Subordinated Convertible Notes, based upon information obtained from a broker dealer that makes a market in the Company’s Subordinated Convertible Notes, was $130,500,000 and $141,000,000 at January 28, 2001 and January 30, 2000, respectively. The Company does not expect changes in fair value of the Subordinated Convertible Notes to have a significant effect on the Company’s operations, cash flow or financial position.

Foreign Currency Risk

      The Company’s Canadian subsidiary operates 20 stores and uses the Canadian dollar as the functional currency and the U.S. dollar as the reporting currency. Transactions between the Company and the Canadian subsidiary are denominated in U.S. dollars. As a result, the Company has certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $62,521,000 or 2.9% of the Company’s revenues are denominated in the Canadian dollar. Transaction gains and losses on U.S. dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were not material.

Item 8.  Financial Statements and Supplementary Data

      The information required by this Item is attached as Appendix F.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

PART III

Item 10.  Directors and Executive Officers of the Registrant

      The information required by this item with respect to Directors is incorporated by reference from the information under the caption “Election of Directors” contained in the Company’s definitive proxy statement in connection with the solicitation of proxies for the Company’s Annual Meeting of Stockholders to be held on June 21, 2001 (the “Proxy Statement”).

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

PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)	The following documents are filed as part of this Annual Report on Form 10-K.

1.	Financial Statements: The financial statements of PETsMART are included as Appendix F of this report. See Index to Financial Statements on page F-1.

2.	Financial Statement Schedule: The financial statement schedule required under the related instructions is included as Appendix F of this report. See index to Financial Statements on page F-1.

3.	Exhibits: The exhibits which are filed with this Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

      (b)  Reports on Form 8-K.

During the fourth quarter of fiscal 2000, the Company filed a report on Form 8-K dated December 20, 2000 as filed on January 4, 2001, and as amended on March 5, 2001, in which the Company announced an acquisition of a controlling interest in PETsMART.com, Inc.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2001.

PETsMART, Inc.

By:	/s/PHILIP L. FRANCIS

Philip L. Francis
Chairman of the Board
of Directors, President, and
Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, President, and Chief Executive Officer	April 30, 2001
/s/ THOMAS S. LISTON Thomas S. Liston	Interim Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2001
/s/ NORMAN E. BRINKER Norman E. Brinker	Director	April 30, 2001
/s/ THIERRY DEFFOREY Thierry Defforey	Director	April 30, 2001
/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 30, 2001
/s/ JANE EVANS Jane Evans	Director	April 30, 2001
/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 30, 2001
/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 30, 2001
/s/ WALTER J. SALMON Walter J. Salmon	Director	April 30, 2001
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 30, 2001

APPENDIX E

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4(4)	By-laws of PETsMART.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(5)	Form of Stock Certificate.
4.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
4.4(7)	Indenture, dated November 7, 1997, between PETsMART and Norwest Bank Minnesota, N.A., as Trustee.
4.5(8)	Form of Convertible Note.
10.1(9)	Form of Indemnity Agreement between PETsMART and its directors and officers.
10.2(10)	1995 Equity Incentive Plan, as amended.
10.3(11)	1996 Non-Employee Director’s Equity Plan, as amended.
10.4(12)	Employee Stock Purchase Plan, as amended.
10.5(13)	1997 Non-Officer Equity Incentive Plan, as amended.
10.6(14)	Form of Restricted Stock Bonuses.
10.7(15)	Fifth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and Bank of America, N.A. as Administrative Lender, dated as of April 13, 2000.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.3	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.3(ii) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed on November 26, 1997.

(8)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed on March 5, 1998.

(9)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(10)	Incorporated by reference to Exhibit 10.2 to PETsMART’s Registration Statement on Form S-8, (File No. 333-58505), filed on July 7, 1998.

(11)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58505), filed on July 7, 1998.

(12)	Incorporated by reference to Exhibit 10.6 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(13)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on June 17, 1997.

(14)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on May 12, 1998.

(15)	Incorporated by reference to Exhibit 10.19 to PETsMART’s Annual Report on Form 10-K, (File No. 0-21888), filed on April 24, 2000.

PETsMART, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of

PETsMART, Inc.

      We have audited the accompanying consolidated balance sheets of PETsMART, Inc. and subsidiaries (the “Company”) as of January 28, 2001 and January 30, 2000, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. Our audits also included the financial statement schedule listed in the Index at Item 14(a)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We did not audit the financial statements of PETsMART.com, Inc. for the period from January 3, 2000 to December 19, 2000, the Company’s investment in which was accounted for by use of the equity method. The Company’s equity in PETsMART.com, Inc.’s net losses of $33,109,000 for the year ended January 28, 2001 is included in the accompanying financial statements. The financial statements of PETsMART.com, Inc. were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors. As described in Note 2 to the consolidated financial statements, on December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. and the Company has consolidated PETsMART.com, Inc. since that date.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETsMART, Inc. and subsidiaries as of January 28, 2001 and January 30, 2000, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Phoenix, Arizona

March 19, 2001 (Except for Note 17, as to which the date is April 30, 2001)

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

PETsMART, Inc. and Subsidiaries

      In our opinion, the consolidated statements of operations, stockholders’ equity and cash flows for the year ended January 31, 1999 present fairly, in all material respects, the results of operations and cash flows of PETsMART, Inc. and Subsidiaries for the year ended January 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended January 31, 1999 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of PETsMART, Inc. and Subsidiaries for any period subsequent to January 31, 1999.

PricewaterhouseCoopers LLP

Phoenix, Arizona

February 26, 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

  PETsMART.com, Inc.:

      In our opinion, the accompanying balance sheet and the related statement of operations, of stockholders’ equity and of cash flows present fairly, in all material respects, the financial position of PETsMART.com, Inc. (the “Company”) at December 19, 2000, and the results of its operations and its cash flows for the period from January 3, 2000 to December 19, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Century City, California

March 16, 2001

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)

	January 28,	January 30,
	2001	2000

Assets

Cash and cash equivalents	$43,827	$41,498

Receivables, net	36,940	68,760

Merchandise inventories	322,462	377,298

Prepaid expenses and other current assets	27,098	31,159

Total current assets	430,327	518,715

Property and equipment, net	278,853	263,327

Investments	33,665	30,802

Other assets, net	32,474	15,766

Deferred income taxes	6,828	6,780

Total assets	$782,147	$835,390

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$135,019	$144,076

Accrued payroll and employee benefits	25,603	30,839

Accrued occupancy expenses	20,244	13,214

Accrued merger, business integration and restructuring costs	4,822	10,410

Current maturities of capital lease obligations	11,132	12,593

Other accrued expenses	38,457	27,272

Total current liabilities	235,277	238,404

Subordinated convertible notes	181,250	200,000

Capital lease obligations	61,554	63,951

Deferred rents and other liabilities	20,587	18,611

Total liabilities	498,668	520,966

Commitments and contingencies

Minority interest	2,900	—

Stockholders’ Equity:

Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 117,753 and 117,246 shares issued	12	12

Additional paid-in capital	403,758	400,108

Deferred compensation	(663)	(1,903)

Accumulated deficit	(88,183)	(57,279)

Accumulated other comprehensive loss	(2,448)	(1,304)

Notes receivable from officers	(4,319)	—

Treasury stock, at cost, 6,350 and 5,550 shares	(27,578)	(25,210)

Total stockholders’ equity	280,579	314,424

Total liabilities and stockholders’ equity	$782,147	$835,390

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

Net sales	$2,224,222	$2,110,316	$2,109,322

Cost of sales	1,667,371	1,538,584	1,581,202

Gross profit	556,851	571,732	528,120

Store operating expenses	447,113	415,114	399,897

Store preopening expenses	4,294	6,130	8,814

General and administrative expenses	84,884	62,681	61,094

Loss on disposal of subsidiary	—	45,669	—

Restructuring benefits	—	—	(1,808)

Operating income	20,560	42,138	60,123

Interest income	2,769	2,862	3,092

Interest expense	(23,385)	(22,756)	(24,109)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	(56)	22,244	39,106

Equity loss in PETsMART.com	(33,109)	(29,061)	—

Income (loss) before income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	(33,165)	(6,817)	39,106

Income tax expense	851	25,077	15,837

Income (loss) before minority interest, extraordinary item and cumulative effect of a change in accounting principle	(34,016)	(31,894)	23,269

Minority interest in subsidiary loss	300	—	—

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	(33,716)	(31,894)	23,269

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	2,812	—	—

Income (loss) before cumulative effect of a change in accounting principle	(30,904)	(31,894)	23,269

Cumulative effect of a change in accounting principle, net of income tax benefit	—	(528)	—

Net income (loss)	(30,904)	(32,422)	23,269

Other comprehensive income (loss), net of income tax expense (benefit):

Foreign currency translation adjustments	(1,144)	1,329	(2,104)

Comprehensive income (loss)	$(32,048)	$(31,093)	$21,165

Earnings per common share — basic and assuming dilution:

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$(0.30)	$(0.28)	$0.20

Extraordinary item, net of income tax expense	0.02	—	—

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—

Net income (loss)	$(0.28)	$(0.28)	$0.20

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

			Amounts

	Shares						Accumulated
				Additional	Deferred		Other
	Common	Treasury	Common	Paid-in	Compen-	Accumulated	Comprehensive
	Stock	Stock	Stock	Capital	sation	Deficit	Income (Loss)

BALANCE AT FEBRUARY 1, 1998	115,629	—	$11	$383,338	$—	$(48,126)	$(529)

Tax benefit from exercise of stock options				542

Issuance of common stock under stock incentive plans	492		1	5,396

Issuance of common stock for acquisitions, including veterinary clinics	54			2,520

Deferred compensation	286			3,003	(3,003)

Amortization of deferred compensation					500

Other comprehensive loss, net of income tax:

Foreign currency translation adjustments							(2,104)

Net income						23,269

BALANCE AT JANUARY 31, 1999	116,461	—	12	394,799	(2,503)	(24,857)	(2,633)

Tax benefit from exercise of stock options				2,051

Issuance of common stock under stock incentive plans	785			3,258

Amortization of deferred compensation					600

Other comprehensive income, net of income tax:

Foreign currency translation adjustments, net of reclassification adjustment							1,329

Purchase of treasury stock, at cost		(5,550)

Net loss						(32,422)

BALANCE AT JANUARY 30, 2000	117,246	(5,550)	12	400,108	(1,903)	(57,279)	(1,304)

Tax benefit from exercise of stock options				3,300

Issuance of common stock under stock incentive plans	647			1,823

Amortization of deferred compensation, net of award reacquisitions and adjustments	(140)			(1,473)	1,240

Other comprehensive loss, net of income tax:

Foreign currency translation adjustments							(1,144)

Notes receivable issued to officers

Repayments of notes receivable issued to officers

Purchase of treasury stock, at cost		(800)

Net loss						(30,904)

BALANCE AT JANUARY 28, 2001	117,753	(6,350)	$12	$403,758	$(663)	$(88,183)	$(2,448)

[Additional columns below]

[Continued from above table, first column(s) repeated]

	Amounts

	Notes
	Receivable
	from	Treasury
	Officers	Stock	Total

BALANCE AT FEBRUARY 1, 1998	$—	$—	$334,694

Tax benefit from exercise of stock options			542

Issuance of common stock under stock incentive plans			5,397

Issuance of common stock for acquisitions, including veterinary clinics			2,520

Deferred compensation

Amortization of deferred compensation			500

Other comprehensive loss, net of income tax:

Foreign currency translation adjustments			(2,104)

Net income			23,269

BALANCE AT JANUARY 31, 1999	—	—	364,818

Tax benefit from exercise of stock options			2,051

Issuance of common stock under stock incentive plans			3,258

Amortization of deferred compensation			600

Other comprehensive income, net of income tax:

Foreign currency translation adjustments, net of reclassification adjustment			1,329

Purchase of treasury stock, at cost		(25,210)	(25,210)

Net loss			(32,422)

BALANCE AT JANUARY 30, 2000	—	(25,210)	314,424

Tax benefit from exercise of stock options			3,300

Issuance of common stock under stock incentive plans			1,823

Amortization of deferred compensation, net of award reacquisitions and adjustments			(233)

Other comprehensive loss, net of income tax:

Foreign currency translation adjustments			(1,144)

Notes receivable issued to officers	(4,395)		(4,395)

Repayments of notes receivable issued to officers	76		76

Purchase of treasury stock, at cost		(2,368)	(2,368)

Net loss			(30,904)

BALANCE AT JANUARY 28, 2001	$(4,319)	$(27,578)	$280,579

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:

Net income (loss)	$(30,904)	$(32,422)	$23,269
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —

Depreciation and amortization	44,943	40,540	43,778

Loss on disposal of property and equipment	1,738	283	1,795

Loss on disposal of subsidiary	—	31,062	—

Equity loss in PETsMART.com	33,109	29,061	—

Minority interest in subsidiary	(300)	—	—

Extraordinary gain on early extinguishment of debt	(4,688)	—	—

Tax benefit from exercise of stock options	3,300	2,051	542

Deferred income taxes	(3,012)	27,851	(857)

Changes in assets and liabilities:

Receivables, net	8,286	(33,190)	(13,509)

Merchandise inventories	54,507	(67,752)	(18,272)

Prepaid expenses and other current assets	7,447	(8,408)	(715)

Other assets	(9,453)	(854)	(4,907)

Accounts payable	(357)	21,877	17,087

Accrued payroll and employee benefits	(5,210)	10,044	6,240

Accrued occupancy expenses	7,040	(678)	5,032

Accrued merger, business integration and restructuring costs	(5,643)	(9,420)	(13,413)

Other accrued expenses	8,335	(23,381)	14,724

Deferred rents and other liabilities	1,562	99	(1,571)

Net cash provided by (used in) operating activities	110,700	(13,237)	59,223

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(44,860)	(60,308)	(39,724)

Purchases of property held for sale and leaseback	—	(518)	(5,706)

Investment in cost holdings	(2,863)	(1,217)	(1,640)

Investment in equity holdings	(21,334)	(29,061)	—

Purchase of controlling interest in PETsMART.com, net of cash received of $6,202	2,366	—	—

Proceeds from sale of subsidiary	—	37,777	—

Proceeds from sales of property held for sale and leaseback	3,819	586	12,303

Net cash used in investing activities	(62,872)	(52,741)	(34,767)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock	1,823	3,258	5,396

Issuance of notes receivable from officers	(4,395)	—	—

Repayments of notes receivable from officers	76	—	—

Purchase of treasury stock	(2,368)	(25,210)	—

Borrowings from bank credit facility	414,000	51,500	—

Repayment of bank credit facility	(414,000)	(51,500)	—

Retirement of subordinated convertible notes	(13,630)	—	—

Payment on capital lease obligations	(15,549)	(13,503)	(16,630)

Increase (decrease) in bank overdraft	(9,740)	(13,100)	17,136

Payment of deferred financing fees	(1,461)	—	—

Net cash provided by (used in) financing activities	(45,244)	(48,555)	5,902

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(255)	2,695	(2,104)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	2,329	(111,838)	28,254

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	41,498	153,336	125,082

CASH AND CASH EQUIVALENTS AT END OF YEAR	$43,827	$41,498	$153,336

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies

Business

      PETsMART, Inc. and Subsidiaries (“the Company” or “PETsMART”) is a retailer of pet food, pet supplies, accessories and professional pet services throughout North America. The Company, through its wholly owned subsidiary, PETsMART Direct (“Direct”), is also a leading mail order catalog retailer of pet and animal products, and equine and riding supplies. On December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”), a leading e-commerce pet food and supply business, in which the Company held an equity ownership of approximately 46% prior to the closing of this transaction, and historically accounted for its investment under the equity method. As a result of this transaction, the Company holds more than an 81% voting ownership in PETsMART.com, and has assumed control (see Note 2).

      The Company consummated a sale of its United Kingdom (“UK”) subsidiary to an unrelated third party on December 15, 1999 (see Note 6). As a result of this transaction, the results of operations, excluding the related tax effects, for the UK subsidiary for fiscal 1999 prior to the transaction date, along with the transaction loss and related fees, are reflected in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2000, 1999, and 1998 each comprised 52 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. At January 28, 2001 and January 30, 2000, bank overdrafts of approximately $40,370,000 and $50,100,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents. At January 28, 2001, cash and cash equivalents include approximately $986,000 of cash restricted for letters of credit for use by Direct.

Vendor Rebates and Promotions

      The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier and income is earned as buying levels are met and/or

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales and cooperative promotional income is recorded as a reduction of store operating expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets at January 28, 2001 and January 30, 2000 were approximately $6,768,000 and $22,733,000, respectively.

Merchandise Inventories and Cost of Sales

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain procurement and distribution costs relating to the processing of merchandise.

      Total procurement and distribution costs charged to inventory during fiscal 2000, 1999, and 1998 were $91,987,000, $85,734,000, and $56,764,000, respectively. Procurement and distribution costs remaining in inventory at January 28, 2001 and January 30, 2000 were $22,361,000 and $21,744,000, respectively.

Property and Equipment

      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Property held for sale and leaseback, recorded at cost, consists of land and construction-in-progress for new store sites where a sale and leaseback transaction will be consummated upon completion of construction, and depreciation is not provided. New store furniture, fixtures and equipment held for sale and leaseback of $11,569,000 and $18,201,000 at January 28, 2001 and January 30, 2000, respectively, is recorded in receivables in the accompanying consolidated balance sheets, and represent assets purchased that will be sold and leased back upon consummation of lease transactions as new stores open.

      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease

Furniture, fixtures and equipment	3 - 7 years

Leasehold improvements	Remaining lease term

Computer software	3 - 5 years

Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in consolidated operating results (see Note 2). Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of January 28, 2001 and January 30, 2000, such investments were recorded at the lower of cost or estimated net realizable value.

Other Assets

      Other assets consist primarily of goodwill and deferred financing fees. Goodwill of $13,487,000 and $4,316,000 as of January 28, 2001 and January 30, 2000, respectively, net of accumulated amortization of $5,200,000 and $4,523,000, respectively, represents the excess of the cost of acquired businesses over the fair

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

market value of their net assets. Goodwill is being amortized using the straight-line method over periods ranging from five to fifteen years.

      Deferred financing fees of $8,594,000 and $7,133,000 as of January 28, 2001 and January 30, 2000, respectively, represents costs incurred in connection with the issuance of the Subordinated Convertible Notes and bank credit facilities (see Notes 10 and 11). The Company is amortizing these costs on a basis that approximates the interest method over the expected term of the related debt. Accumulated amortization at January 28, 2001 and January 30, 2000 was approximately $3,602,000 and $2,352,000, respectively.

Impairment of Long-Lived Assets and Goodwill

      Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method. During fiscal 2000, 1999, and 1998 no impairment losses were recorded.

Income Taxes

      Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities at tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized.

Revenue Recognition

      The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and e-commerce sales. Outbound shipping charges are included in net sales when the products are shipped for catalog and e-commerce sales. The Company records an allowance for estimated returns in the period of sale.

Advertising

      The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Total advertising expenditures, other than direct response advertising, were $44,746,000, $56,081,000, and $41,103,000 for fiscal 2000, 1999, and 1998, respectively. Direct response advertising consists primarily of product catalogs developed by the Company’s mail order subsidiaries. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. At January 28, 2001 and January 30, 2000, $3,839,000 and $4,292,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Store Preopening Costs

      Store preopening costs and internal costs incurred in selecting and developing sites for new stores are expensed as incurred.

Foreign Currency Translation and Transactions

      The local currency has been used as the functional currency in both the United Kingdom and Canada. The assets and liabilities denominated in foreign currency are translated into U.S. dollars at the current rate of exchange at year end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive income (loss).

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Transaction gains and losses included in net income (loss) are not material. During 1999, the Company reclassified $1,366,000 of foreign currency translation gains to income related to the sale of the UK subsidiary which is included in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

Comprehensive Income

      The income tax expense (benefit) related to the foreign currency translation adjustment was approximately $(763,000), $925,000, and $(1,432,000) for fiscal 2000, 1999, and 1998, respectively.

Earnings Per Share

      Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s Subordinated Convertible Notes.

      A reconciliation of the basic and diluted per share computations for fiscal 2000, 1999, and 1998 is as follows:

	Fiscal Year Ended

	January 28, 2001			January 30, 2000			January 31, 1999

		Weighted	Per		Weighted	Per		Weighted	Per
	Income	Average	Share	Income	Average	Share	Income	Average	Share
	(loss)	Shares	Amount	(loss)	Shares	Amount	(loss)	Shares	Amount

	(In thousands, except per share data)

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$(33,716)	111,351	$(0.30)	$(31,894)	114,940	$(0.28)	$23,269	116,281	$0.20

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	2,812	111,351	0.02	—	—	—	—	—	—

Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	(528)	114,940	—	—	—	—

Net income (loss) per common share — basic	(30,904)	111,351	(0.28)	(32,422)	114,940	(0.28)	23,269	116,281	0.20

Effect of dilutive securities:

Options	—	—	—	—	—	—	—	804	—

Net income (loss) per common share — diluted	$(30,904)	111,351	$(0.28)	$(32,422)	114,940	$(0.28)	$23,269	117,085	$0.20

      At January 28, 2001, no shares of common stock had been issued upon conversion of the Subordinated Convertible Notes issued in November 1997 (see Note 11). These notes are convertible into an aggregate of approximately 20,714,000 shares of common stock. These shares were not included in the calculation of diluted earnings per share for fiscal 2000, 1999, or 1998 due to the anti-dilutive effect they would have on earnings (loss) per share if converted.

      Due to the Company’s loss in fiscal 2000 and 1999, a calculation of diluted earnings per share is not required. In fiscal 2000 and 1999, potentially dilutive securities consisted of options convertible into approximately 125,000 and 400,000 shares of common stock, respectively.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

      As permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), the Company applies the provisions of Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees (See Note 15).

Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents and Subordinated Convertible Notes. These balances, as presented in the consolidated financial statements at January 28, 2001 and January 30, 2000, approximate their fair value, except for the Subordinated Convertible Notes whose fair market value at January 28, 2001 and January 30, 2000 approximated $130,500,000 and $141,000,000, respectively, based upon information provided by a broker dealer that makes a market in the Company’s Subordinated Convertible Notes.

Change In Accounting Principle

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities” (“SOP 98-5”), which requires costs of start-up activities, including organization costs and preopening costs, to be expensed as incurred. The Company adopted SOP 98-5 at the beginning of fiscal 1999. Prior to its adoption of SOP 98-5, the Company expensed its store preopening costs in the month in which the store opened. The charge against earnings during fiscal 1999 related to this change in accounting principle was $888,000, before taxes, and was recorded as a cumulative effect of a change in accounting principle.

Recently Issued Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, which was amended by SFAS No. 137 and SFAS No. 138, and is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. This standard requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. The Company adopted these statements on January 29, 2001, and their adoption was not material to the Company’s consolidated financial statements.

      In December 1999, the Securities and Exchange Commission released Staff Accounting Bulletin No. 101 (“SAB 101”), which provides the Staff’s view in applying generally accepted accounting principles to selected revenue recognition issues. The Company adopted SAB 101 during the fourth quarter of fiscal 2000, and its adoption was not material to the Company’s consolidated financial statements.

      In September 2000, the Emerging Issues Task Force (“EITF”) reached a final consensus on EITF 00-10, “Accounting for Shipping and Handling Fees and Costs.” This consensus requires that all amounts billed to a customer in a sale transaction related to shipping and handling, if any, represent revenue and should be classified as revenue. Direct and PETsMART.com have historically classified shipping charges to customers as revenue. With respect to the classification of such costs related to shipping and handling incurred by the seller, the EITF determined that the classification of such costs is an accounting policy that should be disclosed. It also determined that if shipping costs or handling costs are significant and are not included in cost of sales (that is, if those costs are accounted for together or separately on other income statement line items), a company should disclose both the amount(s) of such costs and the line item(s) on

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the income statement that include them. The Company historically has classified both inbound and outbound shipping charges in cost of goods sold. The Company classifies fulfillment costs, which are those costs incurred in operating and staffing distribution and customer service centers (including costs attributable to receiving, inspecting and warehousing inventories; picking, packaging and preparing customers’ orders for shipment; and responding to inquiries from customers) as a component of cost of sales.

Reclassifications

      For comparative purposes, certain prior year amounts have been reclassified to conform with the current year presentation.

Note 2 — Acquisition of Controlling Interest in PETsMART.com

      During fiscal 1999, the Company invested cash and assets and incurred transaction fees totaling $29,061,000 in exchange for 8,287,135 shares of convertible voting preferred stock in PETsMART.com, a corporate joint venture that began operations as an electronic commerce pet product retailer in June 1999. Additionally, the Company formed a strategic alliance to provide certain marketing, merchandising, procurement, distribution and fulfillment operations for PETsMART.com through Direct. The Company fulfills orders for PETsMART.com and is reimbursed for the cost of product transferred to PETsMART.com, fulfillment and for support services provided, which is calculated using an activity-based costing method. The Company’s investment in the voting preferred stock of PETsMART.com is convertible at the Company’s option into common stock and has voting rights on an as-converted basis. The Company accounted for its investment using the equity method in accordance with APB 18 and recognized its share of the losses in PETsMART.com through the acquisition of a controlling interest in PETsMART.com on December 20, 2000 (the “Transaction”), as further discussed below. At January 30, 2000, the Company’s investment represented 49.6% of the outstanding voting shares on an as-converted basis and had been reduced to zero as a result of the Company’s recognition of its share of equity losses of PETsMART.com. Amounts due from PETsMART.com at January 30, 2000 of $7,381,000 are included within receivables in the accompanying consolidated balance sheets.

      The Company participated in additional rounds of equity financing in fiscal 2000, culminating with the acquisition of a controlling interest of PETsMART.com on December 20, 2000 (the “Transaction Date”). Prior to the Transaction Date, the Company invested $21,334,000 in cash for 1,361,027 shares of common stock, 4,575,627 shares of convertible voting preferred stock and warrants to purchase 3,211,991 shares of convertible voting preferred stock and held an equity ownership of approximately 46%. Through the Transaction Date, the Company recognized $33,109,000 in equity losses exceeding the Company’s investment by $11,775,000. The losses recognized in excess of the Company’s investment were a direct result of (1) the Company’s decision to provide extended trade terms to PETsMART.com for product sales, fulfillment and service charges and (2) the approval in November 2000 by the Board of Directors for both the Company and PETsMART.com to allow the Company to acquire a controlling interest in PETsMART.com.

      Under the terms of the Transaction, total consideration of $33,955,000 (including transaction costs of $870,000), consists of $29,249,000 paid to PETsMART.com and $3,836,000 paid to employees and other shareholders to acquire 3,815,392 shares of common stock and 510,297 shares of convertible voting preferred stock. The Company received 87,937,000 shares of newly issued PETsMART.com convertible voting Series F Preferred Stock in exchange for $10,000,000 in cash, a promissory note for $10,000,000, and the Company’s pet catalog business with net assets with a book value of approximately $9,249,000 (consisting of approximately $6,260,000 of merchandise inventories and approximately $2,989,000 of other current assets), to form an integrated direct marketing subsidiary. As a result of the Transaction, the Company has a voting ownership percentage of approximately 81.7% in PETsMART.com, and has assumed control.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The Company has accounted for the Transaction as a step acquisition and has allocated the excess of the consideration paid over the underlying net assets acquired as goodwill. The following table summarizes the Company’s preliminary allocation of goodwill included within other assets in the accompanying consolidated balance sheet as of January 28, 2001 (in thousands):

Purchase of common and preferred stock and transaction costs	$4,706

Assets contributed for Series F Preferred Stock	29,249

33,955

Less: PETsMART, Inc.’s interest in PETsMART.com net equity post transaction	14,276

19,679

Eliminate PETsMART, Inc. negative investment in PETsMART.com pre-transaction	(11,775)

Goodwill	$7,904

      The minority interest in PETsMART.com consists primarily of convertible voting preferred stock, which is convertible at fixed conversion rates into common stock of PETsMART.com at the holder’s option. The holder is entitled to receive non-cumulative dividends when, and if declared by PETsMART.com’s Board of Directors at a rate of 8% of the respective issuance price per share per annum. No dividends have been declared or paid by PETsMART.com. The minority interest in the losses of PETsMART.com recognized from the Transaction Date to January 28, 2001 is approximately $300,000, and has been included in the accompanying consolidated statements of operations.

      The following unaudited pro forma financial information for the Company gives effect to the Transaction including its impact upon amortization expense and the related income tax effects and the inclusion of the net operating losses recognized by PETsMART.com in the consolidated income tax return of the Company, as if the Transaction had occurred at the beginning of the periods presented:

	Fiscal Year Ended

	January 28,	January 30,
	2001	2000

	(in thousands, except
	per share data)

Net sales	$2,248,554	$2,123,960

Loss before extraordinary item and cumulative effect of a change in accounting principle	(28,357)	(29,427)

Loss per share before extraordinary item and cumulative effect of a change in accounting principle	$(0.25)	$(0.26)

      The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual results of operations would have been had the transaction occurred at the beginning of the periods presented and are not intended to be a projection of future results or trends.

Note 3 — Investments

      The Company has an investment in MMI Holdings, Inc. (“MMIH”), a provider of veterinary and other pet related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals and wellness clinics inside certain PETsMART stores, under the name Banfield, The Pet Hospital™, and other locations which are not affiliated with PETsMART. The Company’s investment consists of common and convertible preferred stock. The Company’s ownership interest in the voting common and convertible preferred stock of MMI at January 28, 2001 and January 30, 2000 was approximately 20% and 19%, respectively, or $5,378,000 at cost. The Company accounts for its

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

investment using the cost method, as the Company lacks the ability to exercise significant influence over MMIH’s operating and financial policies. During fiscal 1999, the Company transferred assets of PETsMART Veterinary Services, Inc. (“PVS”), a wholly owned subsidiary of the Company, to MMIH in exchange for an additional equity investment of 4,821,679 shares or $25,424,000 of non-voting convertible preferred stock in MMIH. In fiscal 2000, the Company made an additional equity investment in MMIH of 163,158 shares or $1,571,000 of non-voting convertible preferred stock and certain other contractual payments related to the transfer of assets. As of January 28, 2001, the total equity investment in non-voting convertible preferred stock was 4,984,837 shares or $26,995,000. The voting convertible preferred stock may be converted into common stock at any time, at the option of the holder. The non-voting convertible preferred stock is convertible into common stock upon the earlier of June 1, 2011 or an acquisition of MMIH. Prior to the transfer of PVS to MMIH in July 1999, revenues related to PVS were approximately $27,289,000 in fiscal 1999 and $53,904,000 in fiscal 1998 and were recorded in net sales in the accompanying consolidated statements of operations. Rental income charged to MMIH is recorded by the Company as income from leased departments within cost of sales in the accompanying consolidated statements of operations (see Note 13).

Note 4 — Property and Equipment

      Property and equipment consists of the following:

	January 28,	January 30,
	2001	2000

	(In thousands)

Property held for sale and leaseback	$2,195	$2,947

Land	3,377	3,195

Buildings	11,535	16,445

Furniture, fixtures and equipment	131,309	106,389

Leasehold improvements	150,525	132,206

Computer software	30,456	27,385

Equipment and computer software under capital leases	91,505	79,831

Buildings under capital leases	55,821	55,821

	476,723	424,219

Less: accumulated depreciation and amortization	201,395	164,085

	275,328	260,134

Construction in progress	3,525	3,193

	$278,853	$263,327

      Accumulated amortization of equipment, computer software and buildings under capital leases approximated $75,484,000 and $63,215,000 at January 28, 2001 and January 30, 2000, respectively.

Note 5 — Notes Receivable from Officers

      During fiscal 2000, the Company provided loans to certain officers totaling $4,395,000 to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 12 to 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, the officers’ termination of employment. One officer included in this program terminated employment with the Company during fiscal 2000 and the related note was repaid to the Company by the former officer in full, including accrued interest.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 6 — Loss on Disposal of Subsidiary

      The Company consummated the sale of its UK subsidiary (the “UK Transaction”) to an unrelated third party on December 15, 1999. The UK Transaction was structured as a stock sale. The Company sold 100% of the stock in its subsidiary in exchange for cash of approximately $48,855,000 less debt of approximately $7,038,000, resulting in net proceeds of approximately $41,817,000. In connection with the UK Transaction, the Company recorded a net loss of $31,062,000, including $23,605,000 related to the excess of net book value over cash consideration and transaction fees of approximately $7,457,000. Additionally, the Company has reflected the subsidiary’s $14,607,000 loss from operations, excluding the related tax effects, for fiscal 1999 through the date of the UK Transaction, in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

Note 7 — Merger, Integration and Restructuring Costs

      During fiscal 1996 and 1997, the Company recognized $28,400,000 and $73,514,000, respectively, related to merger, integration, store closure and other business restructuring costs incurred in connection with certain acquisitions. Through fiscal 1997, the Company had paid approximately $68,177,000 for previously accrued merger, business integration and restructuring costs. At February 1, 1998, the remaining accrual of $33,737,000 consisted of lease termination and real estate costs of $33,390,000 and accrued business integration costs of $347,000.

      During fiscal 1998, a $1,808,000 benefit was recognized as a change in estimate as a result of favorable settlements of real estate leases on stores identified for closure in conjunction with the restructuring charge recognized in fiscal 1997. Amounts charged against the reserve in fiscal 2000, 1999, and 1998 reflect payments made on store lease termination costs, equipment lease termination costs and other real estate and store closure costs.

      A rollforward of the activity of the accrued merger, business integration and restructuring accrual is summarized as follows:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

	(In thousands)

Opening balance	$10,410	$19,833	$33,737

Reversal of accrual	—	—	(1,808)

Charges against reserve	(5,588)	(9,423)	(12,096)

Ending balance	$4,822	$10,410	$19,833

      The remaining costs at each year-end included in the accrued merger, business integration and restructuring accrual are summarized as follows:

	January 28,	January 30,
	2001	2000

	(In thousands)

Store lease termination costs	$3,264	$5,600

Equipment lease termination costs	1,158	2,500

Real estate and store closure costs	400	2,310

	$4,822	$10,410

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 8 — Income Taxes

      Income (loss) before income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle is as follows:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

	(In thousands)

United States	$(32,964)	$10,828	$54,363

Foreign	(201)	(17,645)	(15,257)

	$(33,165)	$(6,817)	$39,106

      The income tax expense before minority interest, extraordinary item and cumulative effect of a change in accounting principle consists of the following:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

	(In thousands)

Current provision (benefit):

Federal	$1,874	$(3,555)	$14,673

State	1,989	781	2,021

	3,863	(2,774)	16,694

Deferred provision (benefit):

Federal	1,409	29,941	6,924

State	(4,117)	3,392	295

Foreign	(304)	(5,482)	(8,076)

	(3,012)	27,851	(857)

Income tax expense	$851	$25,077	$15,837

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate before minority interest, extraordinary item and cumulative effect of a change in accounting principle is as follows:

	Fiscal Year Ended

	January 28, 2001		January 30, 2000		January 31, 1999

	Dollars	Percentage	Dollars	Percentage	Dollars	Percentage

	(Dollars in thousands)

Provision at federal statutory tax rate	$(11,608)	(35.0)%	$(2,386)	(35.0)%	$13,687	35.0%

State income taxes, net of federal income tax benefit	(1,383)	(4.2)	3,152	46.2	2,077	5.3

Foreign taxes	(233)	(0.7)	804	11.8	95	0.2

Tax in excess of financial reporting loss on disposition of subsidiary, net of accrual adjustments	—	—	(5,000)	(73.3)	—	—

Enacted change in foreign income tax rate	—	—	—	—	240	0.6

Non-deductible corporate joint venture losses	11,588	34.9	10,171	149.2	—	—

Change in valuation allowance	1,540	4.6	17,987	263.9	—	—

Other	947	3.0	349	5.1	(262)	(0.6)

	$851	2.6%	$25,077	367.9%	$15,837	40.5%

      The Company recorded deferred income tax assets (liabilities) in the following financial statement line items in the accompanying consolidated balance sheets:

	January 28,	January 30,
	2001	2000

	(In thousands)

Prepaid expenses and other current assets	$9,836	$6,794

Deferred income taxes	6,828	6,780

Deferred rents and other liabilities	(3,908)	(3,830)

Net deferred income tax asset	$12,756	$9,744

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      The components of the net deferred income tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows:

	January 28,	January 30,
	2001	2000

	(In thousands)

Deferred income tax assets:

Deferred rents	$7,400	$5,629

Reserve for closed stores	1,971	4,106

Employee benefit expense	4,406	5,722

Inventory reserve	680	1,722

Net operating loss carryforwards	42,650	2,244

Capital loss carryforwards	53,322	53,374

Income tax credits	1,688	—

Other	707	1,245

Total deferred income tax assets	112,824	74,042

Valuation allowance	(92,335)	(55,064)

Net deferred income tax assets	20,489	18,978

Deferred income tax liabilities:

Depreciation and amortization	(3,012)	(3,240)

Inventory uniform capitalization	(4,721)	(5,994)

Total deferred income tax liabilities	(7,733)	(9,234)

Net deferred income tax assets	$12,756	$9,744

      Deferred income tax assets have not been recognized for equity losses in PETsMART.com, formerly an equity investee, because the temporary differences resulting from the equity losses are not expected to be realized within the foreseeable future.

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at January 28, 2001 and January 30, 2000 are based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at January 28, 2001 and January 30, 2000 were provided principally to offset certain deferred income tax assets for operating and capital loss carryforwards. Additionally, the Company recognized a valuation allowance for the entire PETsMART.com deferred income tax asset for operating loss carryforwards. The valuation allowance against PETsMART.com net operating loss carryforwards includes approximately $7,904,000 for which subsequently recognized tax benefits, if any, would be allocated to reduce goodwill related to the Transaction with any remaining amounts recognized as a benefit in the income tax provision.

      As of January 28, 2001, the Company, excluding PETsMART.com, had foreign net operating loss carryforwards of approximately $13,514,000 which expire in varying amounts between 2002 and 2007, state net operating loss carryforwards of approximately $70,192,000 which expire in varying amounts between 2001 and 2015, and capital loss carryforwards of approximately $136,201,000 to offset future capital gains, if any, which expire in 2004. PETsMART.com has net operating loss carryforwards of $98,995,000 and $48,098,000 for federal and state income tax purposes, respectively, which begin to expire in varying amounts between 2019 and 2020 for federal purposes and 2007 and 2008 for state purposes. The PETsMART.com tax loss carryforwards may only be used to offset future taxable income of PETsMART.com.

      At January 28, 2001, the Company’s deferred income tax assets for net operating loss carryforwards, including PETsMART.com and foreign losses, and capital loss carryforwards totaling $95,972,000 were

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reduced by a valuation allowance of $92,335,000. Realization of the income tax carryforwards is dependent on generating sufficient taxable income and capital gains prior to expiration of the carryforwards. Although realization is not assured, management believes it is more likely than not that the net carrying value of the income tax carryforwards will be realized.

Note 9 — Employee Benefit Plan

      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (“the 401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. During fiscal 2000, 1999, and 1998 the Company recognized expense related to matching contributions under the 401(k) Plan of $1,585,000, $1,727,000, and $1,837,000, respectively.

Note 10 — Bank Credit Facilities

      At January 28, 2001, the Company had a revolving credit arrangement with a syndicate of banks, as amended, expiring on April 13, 2003, which provided for borrowings up to $80,000,000 for working capital, including a sublimit of $35,000,000 for letters of credit, subject to a borrowing base. The Company was also permitted to obtain additional financing or debt outside of the revolving credit agreement up to $40,000,000. Borrowings under this arrangement were to bear interest, at the Company’s option, at the lead bank’s prime rate plus 0.25% to 0.75%, or LIBOR plus 1.75% to 2.25%. The agreement was secured by the inventories of the United States store operations, to be released if the Company met specific financial requirements for three consecutive quarters. Among other things, the credit facility contained certain restrictive covenants relating to net worth, debt to equity ratios, capital expenditures and minimum fixed charge coverage. The agreement allowed the Company $25,000,000 annually to be used for the repurchase of the Company’s common stock and/or Subordinated Convertible Notes. Under the terms of the credit facility, the Company was prohibited from paying any cash dividends without prior bank approval. At January 28, 2001, the Company was not in compliance with certain financial covenants. However, the banks waived these violations. The waiver granted by the banks includes a reduction of available borrowings for working capital from $80,000,000 to $55,000,000 (see Note 17).

      At January 28, 2001 and January 30, 2000, no amounts were outstanding under the agreement. During the years ended January 28, 2001 and January 30, 2000, an average of approximately $26,282,000 and $5,273,000, respectively, was outstanding under the agreement, at an average annual interest rate of 9.08% and 8.39%, respectively. Outstanding letters of credit at January 28, 2001 and January 30, 2000 totaled approximately $21,586,000 and $21,300,000, respectively.

Note 11 — Subordinated Convertible Notes

      In November 1997, the Company sold $200,000,000 aggregate principal amount of 6 3/4% Subordinated Convertible Notes due 2004 (“the Notes”). During fiscal 2000, the Company repurchased and retired at face value $18,750,000 of the Notes at a discount. As a result, the Company recognized an extraordinary gain of approximately $2,812,000, net of related income taxes of approximately $1,876,000 and the write-off of the related portion of the unamortized deferred financing costs of approximately $432,000.

      The remaining principle outstanding as of January 28, 2001 was $181,250,000. The outstanding Notes are convertible into approximately 20,714,000 shares of the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions, and may be redeemed, in whole or in part, by the Company at any time, at a premium.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12 — Interest Expense

      Interest costs incurred and interest capitalized on construction in progress are as follows:

	Fiscal Year Ended

	January 28,	January 30,	January 31,
	2001	2000	1999

	(In thousands)

Interest costs incurred	$23,443	$24,509	$25,182

Less: interest costs capitalized	58	1,753	1,073

Interest expense	$23,385	$22,756	$24,109

Note 13 — Leases

      The Company leases substantially all of its stores, distribution centers, corporate offices and certain equipment under noncancelable operating leases, expiring at various dates through 2020. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and additional rents based on a percentage of sales. No additional rent payments were required during fiscal 2000, 1999, or 1998. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total rent expense incurred under operating leases during fiscal 2000, 1999 and 1998 was $184,317,000, $174,165,000, and $161,565,000, respectively.

      The Company has entered into sale and leaseback transactions for several of its store locations which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment, computer hardware and software under capital leases.

      At January 28, 2001, the future minimum annual rental commitments under all noncancelable leases were as follows:

	Operating	Capital
	leases	leases

	(In thousands)

2001	$182,959	$17,455

2002	163,138	17,163

2003	152,491	9,726

2004	150,193	7,583

2005	141,154	6,934

Thereafter	1,024,972	57,168

Total minimum rental commitments	$1,814,907	116,029

Less: amounts representing interest		43,343

Present value of obligations		72,686

Less: current portion		11,132

Long-term obligations		$61,554

      The Company receives rental income from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as income from leased departments within cost of sales in the accompanying consolidated statements of operations. Rentals are determined by fixed costs per square foot, adjusted for the number of days the clinics are open and sales volumes achieved. Income of approximately $6,853,000, $7,361,000 and $4,800,000 was recognized during fiscal years 2000, 1999, and 1998, respectively.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Additionally, rental income receivable from MMI totaled $2,061,000 and $3,762,000 at January 28, 2001 and January 30, 2000, respectively, and is included in receivables in the accompanying consolidated balance sheets.

Note 14 — Commitments and Contingencies

      Minimum rental commitments under operating leases at January 28, 2001 exclude commitments of up to $26,215,000 relating to future store sites under development and construction.

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. Each complaint relates to the 1996 acquisition of Pet City by PETsMART, and each complaint alleges misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. The state court complaint also alleges breaches of fiduciary duties owed to the Pet City plaintiffs. PETsMART has filed a motion to dismiss the federal complaint, and a demurrer and motion to stay discovery in the state court. Neither court has issued any rulings on these motions or the merits as of this time. The Company believes the allegations are without merit and intends to vigorously defend these matters. However, no assurance can be provided as to the outcome of these complaints and at this time, management cannot estimate the range of possible loss, if any.

      The Company is involved in certain other litigation arising from various matters. Management believes that the ultimate resolution of such legal matters will not have a material adverse affect on the Company’s consolidated financial position or results of operations.

Note 15 — Stock Incentive Plans

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan under which essentially all employees with six or more months of service can purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 3,000,000 shares are authorized for purchase until the plan termination date of December 31, 2002. A total of 607,000, 346,000, and 182,000 shares were purchased in fiscal 2000, 1999, and 1998, respectively, for aggregate proceeds of $1,749,000, $2,366,000, and $1,246,000, respectively. Only one semi-annual offering was made during fiscal 1998, as the second offering date occurred after January 31, 1999.

Restricted Stock Bonus

      The Company maintains a Restricted Stock Bonus Plan. Under the terms of the plan, employees of the Company may be awarded shares of common stock of the Company, subject to approval by the Board of Directors. The employee is not required to make any cash payment as a condition of receiving the award. The shares of common stock awarded under this plan are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by, or service to, the Company is terminated for any reason, the Company shall simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient. The shares of restricted common stock awarded under this plan vest and are released from the Company’s reacquisition right under an accelerated schedule if the Company’s common stock price reaches certain specified targets. If the specified stock price targets are not reached, the shares nevertheless become 100% vested five years after the award date, provided that the award recipient has been in continuous service with the Company from the award date.

      In fiscal 1998, the Company awarded 286,000 shares under the plan and recorded approximately $3,003,000 as deferred compensation (a deduction from stockholder’s equity) with an offsetting credit to

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the five-year term of the restricted stock awards. The attainment of the performance goals could accelerate the future recognition of compensation expense as the restrictions on the shares of common stock lapse. During fiscal 2000, deferred compensation was reduced by $1,473,000, with an offsetting debit to additional paid-in capital for approximately 140,000 shares reacquired by the Company due to employee terminations. At January 28, 2001, approximately 146,000 shares were outstanding under the plan, none of which were vested.

Stock Options

      The Company may grant under a stock option plan (“the Plan”) either incentive stock options or supplemental stock options to purchase up to 29,701,849 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At January 28, 2001, stock options to purchase approximately 13,955,771 shares of common stock were outstanding with exercise prices ranging from $0.70 to $28.75 per share. Options vest over a period of three to four years and expire ten years after the date of grant. At January 28, 2001, the Plan also includes stock options to purchase 457,708 shares of common stock outstanding under the 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.06 to $21.50 per share. 700,000 shares are authorized for issuance under the Non-Employee Directors Equity Plan.

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

      PETsMART applies APB 25 and related interpretations in accounting for its stock-based compensation, and has adopted the disclosure-only provisions of SFAS No. 123. Accordingly, no compensation cost has been recognized for the stock option plans. Had compensation cost for the Company’s plans been determined based on the fair value at the grant date for awards consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced as indicated below (in thousands, except per share data):

	Fiscal Year

	2000	1999	1998

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle — as reported	$(33,716)	$(31,894)	$23,269

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle — pro forma	$(38,100)	$(39,813)	$12,892

Earnings (loss) per share diluted — as reported	$(0.30)	$(0.28)	$0.20

Earnings (loss) per share diluted — pro forma	$(0.34)	$(0.35)	$0.11

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2000, 1999, and 1998, respectively: dividend yield of 0.00% in all years; expected volatility of 55.0 to 65.0 percent, 52.5 to 62.5 percent and 50.0 to 60.0 percent, respectively; risk-free interest rates of 4.79 to 6.53 percent, 4.78 to 6.72 percent and 4.12 to 5.72 percent, respectively; and expected lives of .38 to 1.71 years, 0.38 to 1.69 years, and 0.28 to 1.61 years, respectively. The weighted average fair value of options granted during fiscal 2000, 1999, and 1998 was $1.97, $3.29, and $4.22, respectively.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Activity in all of the Company’s stock option plans is as follows:

		Weighted Average Exercise
	Shares	Price per Share

	(In thousands)

Outstanding, February 1, 1998	12,340	$13.770

Granted	4,318	8.524

Exercised	(350)	6.167

Canceled	(3,152)	17.126

Outstanding, January 31, 1999	13,156	11.453

Granted	5,579	6.515

Exercised	(222)	3.261

Canceled	(2,727)	11.592

Outstanding, January 30, 2000	15,786	9.799

Granted	3,472	3.607

Exercised	(40)	1.850

Canceled	(5,262)	10.090

Outstanding, January 28, 2001	13,956	$8.094

      The following table summarizes information about the Company’s stock options at January 28, 2001:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(in thousands)			(in thousands)
$ 0.700 — $ 3.470	1,683	8.85	$2.61	173	$2.13
$ 3.625 — $ 5.000	2,998	8.70	$4.14	196	$4.06
$ 5.219 — $ 7.188	884	7.69	$6.72	616	$6.89
$ 7.531 — $ 7.531	1,814	8.07	$7.53	881	$7.53
$ 7.563 — $ 8.438	1,635	7.53	$7.90	642	$7.92
$ 8.500 — $ 9.938	1,649	6.54	$9.47	1,184	$9.48
$10.375 — $11.458	588	3.74	$11.06	588	$11.06
$11.542 — $12.000	970	5.77	$11.92	970	$11.92
$12.083 — $15.375	1,094	4.87	$14.46	1,091	$14.46
$16.594 — $24.250	589	5.88	$21.47	588	$21.47
$28.750	52	5.68	$28.75	52	$28.75

$ 0.700 — $28.750	13,956	7.34	$8.09	6,981	$10.93

Stockholder Rights Plan

      On August 4, 1997, the Company adopted a Stockholder Rights Plan under which one preferred share purchase right was distributed on August 29, 1997 for each share of common stock held on that date. No certificates for the rights will be issued unless a person or group, subject to certain exceptions, acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. Each right entitles the registered holder to purchase from the Company, upon such event, one one-hundredth of a share of Series A Junior Participating Preferred stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

common shares. The rights expire August 28, 2007 and are subject to redemption at a price of $0.001 in specified circumstances.

Note 16 — Supplemental Schedule of Cash Flows

      Interest paid during fiscal 2000, 1999, and 1998 amounted to approximately $23,810,000, $22,929,000, and $23,757,000, respectively. Such amounts include interest paid on the bank credit facilities and capital leases.

      Income taxes paid, net of refunds, during fiscal 2000, 1999, and 1998 amounted to approximately $3,923,000, $12,648,000 and $3,396,000, respectively.

      During fiscal year 2000, 1999, and 1998, the Company incurred capital lease obligations of approximately $11,690,000, $1,795,000, and $34,997,000, respectively, for new equipment and buildings.

      During fiscal 1999, the Company consummated a transfer of assets of PVS to MMIH in exchange for an additional equity investment in MMIH (see Note 3). The assets of PVS included approximately $3,291,000 of merchandise and supplies inventory, $5,730,000 of property and equipment, net, $13,858,000 of goodwill, net, $673,000 of deferred income taxes, and $655,000 of accrued vacation liability.

      The following is a summary of the net cash effect from the sale of the UK subsidiary in fiscal 1999 (see Note 6):

Working capital, other than cash	$11,408,000

Property and equipment	45,076,000

Other assets	18,953,000

Net assets of subsidiary sold in excess of proceeds	(23,605,000)

Capital lease obligations	(7,552,000)

Disposal transaction costs paid	(4,040,000)

Deferred rents and other liabilities	(2,463,000)

Net cash effect from sale of UK subsidiary	$37,777,000

Note 17 — Subsequent Events

      On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility will be subject to a borrowing base and will bear interest, at the Company’s option, at either a bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $132,300,000 to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. This new credit arrangement replaced the Company’s prior revolving credit arrangement.

Note 18 — Financial Information by Business Segment

      The Company sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, live fish, birds, and small animals and other goods and equine related products through retail stores, catalogs, and e-commerce. Additionally, the Company provides directly, or indirectly through a related party, veterinary, grooming, and obedience training services in many of its retail locations. As of the end of fiscal 2000, the Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s direct marketing operations, including its separate corporate and warehousing functions. The PETsMART.com segment represents the Company’s e-commerce operations, and information reflected relates to the period beginning December 20, 2000, when the Company acquired a controlling interest in PETsMART.com (see Note 2). During fiscal year 1998, the PETsMART U.K. subsidiary was also a reportable business segment. The U.K. segment included all retail stores in the United Kingdom, including the warehousing and corporate functions specific to the U.K. operations, and was disposed of during fiscal 1999 (see Note 6). This segmentation is consistent with the format reviewed by the Company’s management.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Operating results and other financial data by business segment for fiscal 2000, 1999, and 1998 were as follows (in thousands):

	2000	1999	1998

Net sales:

PETsMART North America	$2,128,180	$2,003,913	$1,799,981

PETsMART U.K.	—	—	205,468

PETsMART.com	4,738	—	—

PETsMART Direct — External customers	91,304	106,403	103,873

PETsMART Direct — Intersegment	27,297	20,798	12,936

Eliminations	(27,297)	(20,798)	(12,936)

Total net sales	$2,224,222	$2,110,316	$2,109,322

	2000	1999	1998

Operating income:

PETsMART North America	$30,628	$84,161	$61,012

PETsMART U.K.	—	—	(8,291)

PETsMART Direct	(7,873)	3,646	5,594

PETsMART.com	(2,195)	—	—

Loss on disposal of subsidiary	—	(45,669)	—

Restructuring benefits	—	—	1,808

Operating income	20,560	42,138	60,123

Interest income	2,769	2,862	3,092

Interest expense	(23,385)	(22,756)	(24,109)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	$(56)	$22,244	$39,106

	2000	1999	1998

Depreciation and amortization:

PETsMART North America	$43,085	$39,309	$36,133

PETsMART U.K.	—	—	6,614

PETsMART Direct	1,804	1,231	1,031

PETsMART.com	54	—	—

Total depreciation and amortization	$44,943	$40,540	$43,778

	2000	1999	1998

Purchases of property and equipment:

PETsMART North America	$42,266	$54,221	$30,095

PETsMART U.K.	—	—	8,598

PETsMART Direct	2,588	6,087	1,031

PETsMART.com	6	—	—

Total purchases of property and equipment	$44,860	$60,308	$39,724

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

      Total assets by business segment were as follows:

	January 28,	January 30,
	2001	2000

PETsMART North America	$721,234	$774,807

PETsMART Direct	40,486	60,583

PETsMART.com	20,427	—

Total assets	$782,147	$835,390

Note 19 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal Year Ended January 28, 2001	Quarter	Quarter	Quarter	Quarter

(In thousands, except per share data)

Net sales	$533,984	$538,573	$541,316	$610,349

Gross profit	137,431	137,500	133,599	148,321

Operating income (loss)	10,944	13,329	4,318	(8,031)

Equity loss in PETsMART.com	(5,807)	(15,419)	(5,945)	(5,938)

Loss before minority interest, extraordinary item and cumulative effect of a change in accounting principle	(256)	(3,012)	(3,214)	(27,534)

Minority interest in subsidiary loss	—	—	—	300

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	843	1,171	798	—

Net income (loss)	$587	$(1,841)	$(2,416)	$(27,234)

Earnings per common share — basic:

Net income (loss)	$0.01	$(0.02)	$(0.02)	$(0.24)

Earnings per common share — diluted:

Net income (loss)	$0.01	$(0.02)	$(0.02)	$(0.24)

Weighted average common and common equivalent shares outstanding — basic	111,402	111,124	111,273	111,405

Weighted average common and common equivalent shares outstanding — diluted	111,494	111,124	111,273	111,405

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Fiscal Year Ended January 30, 2000	Quarter	Quarter	Quarter	Quarter

(In thousands, except per share data)

Net sales	$512,880	$515,595	$511,836	$570,005

Gross profit	133,959	135,832	131,969	169,972

Loss on disposal of subsidiary	(4,711)	(4,675)	(34,221)	(2,062)

Operating income (loss)	11,473	11,285	(17,986)	37,366

Equity loss in PETsMART.com	—	(1,402)	(9,880)	(17,779)

Income (loss) before cumulative effect of a change in accounting principle	4,081	2,043	(33,229)	(4,789)

Cumulative effect of a change in accounting principle	(528)	—	—	—

Net income (loss)	$3,553	$2,043	$(33,229)	$(4,789)

Earnings per common share — basic:

Net income (loss)	$0.03	$0.02	$(0.29)	$(0.04)

Earnings per common share — diluted:

Net income (loss)	$0.03	$0.02	$(0.29)	$(0.04)

Weighted average common and common equivalent shares outstanding — basic	116,825	117,135	114,599	111,892

Weighted average common and common equivalent shares outstanding — diluted	117,823	118,483	114,599	111,892

SCHEDULE II

PETsMART, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at			Balance
	beginning	Charged to		at end
Description	of period	expense	Deductions	of period

Valuation reserve deducted in the balance sheet from the asset to which it applies:

Merchandise inventories:

Fiscal year 1998, Lower of cost or market allowance	$3,654	$346	$(2,041)	$1,959

Fiscal year 1999, Lower of cost or market allowance	$1,959	$1,755	$(1,198)	$2,516

Fiscal year 2000, Lower of cost or market allowance	$2,516	$6,201	$(4,428)	$4,289

APPENDIX A

PETsMART SELECTED HISTORICAL FINANCIAL DATA(1)

(In thousands, except per share amounts and operating data)

	Fiscal Year Ended(2)

	Jan. 28,	Jan. 30,	Jan. 31,	Feb. 1,	Feb. 2,
	2001	2000	1999	1998	1997

Historical Statement of Operations Data:

Net sales	$2,224,222	$2,110,316	$2,109,322	$1,790,599	$1,501,017

Gross profit	556,851	571,732	528,120	434,186	426,351

Store operating expenses	447,113	415,114	399,897	349,563	289,622

Store preopening expenses	4,294	6,130	8,814	9,222	10,907

General and administrative expenses	84,884	62,681	61,094	53,608	42,463

Loss on disposal of subsidiary	—	45,669	—	—	—

Merger and business integration costs	—	—	(1,808)	57,364	40,714

Operating income (loss)	20,560	42,138	60,123	(35,571)	42,645

Interest income	2,769	2,862	3,092	213	1,057

Interest expense	(23,385)	(22,756)	(24,109)	(14,178)	(9,450)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	(56)	22,244	39,106	(49,536)	34,252

Equity loss in PETsMART.com	(33,109)	(29,061)	—	—	—

Net income (loss)(3)	$(30,904)	$(32,422)	$23,269	$(34,430)	$20,591

Income (loss) per share — basic before minority interest, extraordinary item and cumulative effect of a change in accounting principle	$(0.30)	$(0.28)	$0.20	$(0.28)	$0.18

Income (loss) per share — diluted before minority interest, extraordinary item and cumulative effect of a change in accounting principle	$(0.30)	$(0.28)	$0.20	$(0.28)	$0.17

Net income (loss) per share — basic	$(0.28)	$(0.28)	$0.20	$(0.30)	$0.18

Net income (loss) per share — diluted	$(0.28)	$(0.28)	$0.20	$(0.30)	$0.17

Weighted average number of common shares outstanding — basic	111,351	114,940	116,281	114,920	112,520

Weighted average number of common and common equivalent shares outstanding — diluted	111,351	114,940	117,085	114,920	118,226

Selected Operating Data:(8)

Stores open at end of period	533	484	534	468	376

Average square footage(4)	13,234,699	12,075,561	11,417,473	9,550,533	7,616,245

Net sales per square foot(5)	$160.80	$163.16	$174.94	$176.97	$179.71

Net sales growth	5.4%	0.0%	17.8%	19.3%	28.5%

Increase in North American comparable store sales(6)	1.4%	4.6%	6.3%	4.6%	11.9%

Selected Balance Sheet Data:(8)

Merchandise inventories	$322,462	$377,298	$336,058	$317,547	$300,892

Working capital	195,050	280,311	296,307	297,441	158,182

Total assets	782,147	835,390	931,999	839,687	689,810

Total debt(7)	253,936	276,544	296,205	278,761	71,680

Total stockholders’ equity	$280,579	$314,424	$364,818	$334,694	$361,045

A-1

(1)	Reflects the historical financial data of PETsMART after restatement (unless otherwise noted) for: the acquisition of State Line Tack in January 1996 and Pet City Holdings plc in December 1996, both of which were accounted for under the pooling of interests method; and the 2-for-1 stock split effected in the form of a stock dividend paid July 19, 1996 to holders of PETsMART Common Stock of record on July 8, 1996. Fiscal 1996 includes the results of operations of Pet City for the 53 weeks ended February 2, 1997.

(2)	Fiscal 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Includes a $2,629,000 charge in fiscal 1997 and a $528,000 charge in fiscal 1999 for the cumulative effect of a change in accounting principle, net of income tax benefit. Fiscal year 2000 includes an allocation of losses for minority interest in PETsMART.com of $300,000 and a $2,812,000 extraordinary gain on early extinguishment of debt, net of income tax expense.

(4)	Average square footage is the mathematical average of square footage at the beginning of the year and square footage at the end of the year.

(5)	Net sales per square foot is calculated by dividing net sales, excluding sales of PETsMART Direct and PETsMART.com, by average square footage.

(6)	North American stores only, excludes U.K., PETsMART Direct and PETsMART.com sales in all periods, and includes only stores open at least 52 weeks. Fiscal 1996 data has been adjusted to reflect the first 52 weeks of the 53-week fiscal year.

(7)	Includes capital lease obligations.

(8)	U.K. subsidiary was sold during fiscal 1999, and is excluded entirely from the related 1999 selected operating and balance sheet data presented except for stockholders’ equity data. Data for fiscal years 1996 through 1998 include the U.K. subsidiary.

A-2

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4(4)	By-laws of PETsMART.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(5)	Form of Stock Certificate.
4.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
4.4(7)	Indenture, dated November 7, 1997, between PETsMART and Norwest Bank Minnesota, N.A., as Trustee.
4.5(8)	Form of Convertible Note.
10.1(9)	Form of Indemnity Agreement between PETsMART and its directors and officers.
10.2(10)	1995 Equity Incentive Plan, as amended.
10.3(11)	1996 Non-Employee Director’s Equity Plan, as amended.
10.4(12)	Employee Stock Purchase Plan, as amended.
10.5(13)	1997 Non-Officer Equity Incentive Plan, as amended.
10.6(14)	Form of Restricted Stock Bonuses.
10.7(15)	Fifth Amended and Restated Credit Agreement among PETsMART, Inc., certain lenders, and Bank of America, N.A. as Administrative Lender, dated as of April 13, 2000.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
23.3	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.3(ii) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed on November 26, 1997.

(8)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed on March 5, 1998.

(9)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(10)	Incorporated by reference to Exhibit 10.2 to PETsMART’s Registration Statement on Form S-8, (File No. 333-58505), filed on July 7, 1998.

(11)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58505), filed on July 7, 1998.

(12)	Incorporated by reference to Exhibit 10.6 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(13)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on June 17, 1997.

(14)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on May 12, 1998.

(15)	Incorporated by reference to Exhibit 10.19 to PETsMART’s Annual Report on Form 10-K, (File No. 0-21888), filed on April 24, 2000.