Form 10-Q
period 2001-04-29
PETSMART INC
filed 2001-06-12
CIK 863157

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

      (Mark One)

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED:

April 29, 2001

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

(623) 580-6100
(Registrant’s telephone number, including area code)

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

      Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 111,637,833 Shares at June 6, 2001

PETsMART, Inc.

Index

		Page
Part I	Financial Information

	Item 1. Financial Statements - Unaudited

	Consolidated Balance Sheets at April 29, 2001

	and January 28, 2001	3

	Consolidated Statements of Operations

	for the thirteen weeks ended

	April 29, 2001 and April 30, 2000	4

	Consolidated Statements of Cash Flows

	for the thirteen weeks ended

	April 29, 2001 and April 30, 2000	5

	Notes to Consolidated Financial Statements	6

	Item 2. Management's Discussion and Analysis

	of Financial Condition and Results of

	Operations	11

	Item 3. Quantitative and Qualitative Disclosures about

	Market Risks	16

Part II	Other Information

	Item 1. Legal Proceedings	16

	Item 6. Exhibits and Reports on Form 8-K	16

Signatures		17

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	April 29, 2001	January 28, 2001

Assets

Cash and cash equivalents	$54,064	$43,827

Receivables, net	33,173	36,940

Merchandise inventories	293,828	322,462

Prepaid expenses and other current assets	42,264	27,098

Total current assets	423,329	430,327

Property and equipment, net	272,958	278,853

Investments	33,694	33,665

Other assets, net	31,128	32,474

Deferred income taxes	6,664	6,828

Total assets	$767,773	$782,147

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$111,742	$135,019

Accrued payroll and employee benefits	30,314	25,603

Accrued occupancy expenses	21,867	20,244

Accrued merger, business integration and restructuring costs	4,412	4,822

Current maturities of capital lease obligations	10,934	11,132

Other accrued expenses	46,115	38,457

Total current liabilities	225,384	235,277

Subordinated convertible notes	178,750	181,250

Capital lease obligations	58,530	61,554

Deferred rents and other liabilities	20,416	20,587

Total liabilities	483,080	498,668

Commitments and contingencies

Minority interest	2,317	2,900

Stockholders’ Equity:

Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 117,969 and 117,753 shares issued	12	12

Additional paid-in capital	404,499	403,758

Deferred compensation	(569)	(663)

Accumulated deficit	(86,947)	(88,183)

Accumulated other comprehensive loss	(2,459)	(2,448)

Notes receivable from officers	(4,582)	(4,319)

Treasury stock, at cost, 6,350 shares	(27,578)	(27,578)

Total stockholders’ equity	282,376	280,579

Total liabilities and stockholders’ equity	$767,773	$782,147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	For the thirteen weeks ended

	April 29, 2001	April 30, 2000

Net sales	$582,198	$533,984

Cost of sales	424,667	396,553

Gross profit	157,531	137,431

Store operating expenses	123,938	107,942

Store preopening expenses	1,250	1,961

General and administrative expenses	26,305	16,584

Operating income	6,038	10,944

Interest income	446	236

Interest expense	(6,038)	(5,832)

Income before equity loss in PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	446	5,348

Equity loss in PETsMART.com	—	(5,807)

Income (loss) before income tax expense (benefit), minority interest and extraordinary item	446	(459)

Income tax expense (benefit)	212	(203)

Income (loss) before minority interest and extraordinary item	234	(256)

Minority interest in subsidiary loss	583	—

Income (loss) before extraordinary item	817	(256)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	419	843

Net income	1,236	587

Other comprehensive loss, net of tax:

Foreign currency translation adjustments	(11)	(750)

Comprehensive income (loss)	$1,225	$(163)

Earnings per common share – basic and diluted:

Income (loss) before extraordinary item	$0.01	$(0.00)

Extraordinary item, net of income tax expense	0.00	0.01

Net income	$0.01	$0.01

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the thirteen weeks ended

	April 29, 2001	April 30, 2000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$1,236	$587

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	12,749	10,420

Loss on disposal of property and equipment	860	252

Equity loss in PETsMART.com	—	5,807

Minority interest in subsidiary loss	(583)	—

Extraordinary gain on early extinguishment of debt	(699)	(1,405)

Changes in assets and liabilities:

Receivables, net	3,759	2,808

Merchandise inventories	28,460	(1,405)

Prepaid expenses and other current assets	(15,167)	(2,558)

Other assets	2,663	695

Accounts payable	(22,491)	(14,610)

Accrued payroll and employee benefits	4,723	(3,912)

Accrued occupancy expenses	1,627	2,404

Accrued merger, business integration and restructuring costs	(441)	(1,777)

Other accrued expenses	6,546	4,450

Deferred rents and other liabilities	(170)	623

Net cash provided by operating activities	23,072	2,379

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(9,330)	(8,412)

Investment in cost holdings	(29)	(1,656)

Investment in equity holdings	—	(5,807)

Proceeds from sales of property and equipment	3,528	25

Net cash used in investing activities	(5,831)	(15,850)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock	786	938

Issuance of notes receivable from officers	(263)	—

Purchase of treasury stock	—	(2,368)

Borrowings from bank credit facility	39,500	226,500

Repayment of bank credit facility	(39,500)	(200,000)

Purchase of subordinated convertible notes	(1,744)	(2,595)

Payment on capital lease obligations	(3,131)	(5,947)

Decrease in bank overdraft	(716)	(5,211)

Payment of deferred financing fees	(2,296)	(1,179)

Net cash (used in) provided by financing activities	(7,364)	10,138

EFFECT OF EXCHANGE RATE CHANGES ON CASH

AND CASH EQUIVALENTS	360	(750)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,237	(4,083)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,827	41,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,064	$37,415

The accompanying notes are an integral part of these unaudited consolidated financial statements.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Thirteen Weeks Ended April 29, 2001 and April 30, 2000
(Unaudited)

NOTE 1 —GENERAL:

The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries (“PETsMART” or “the Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature), necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 2001, included in the Company’s Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 30, 2001.

NOTE 2 – ACQUISITION OF CONTROLLING INTEREST IN PETsMART.com:

On December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”). PETsMART.com is a leading e-commerce pet food and supply business which began operations in the second quarter of fiscal 1999. The Company held a voting ownership of approximately 46% prior to closing of the Transaction and historically accounted for its investment under the equity method of accounting, recognizing the Company’s share of PETsMART.com’s operating results. As a result of the Transaction, the Company now holds approximately an 81% voting ownership in PETsMART.com, and has assumed control. The Company has accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all periods subsequent to December 20, 2000. During the thirteen weeks ended April 29, 2001, goodwill increased by approximately $200,000 due to additional transactions costs that were incurred.

The following unaudited pro forma financial information for the Company gives effect to the Transaction including its impact upon amortization expense and the related income tax effects and the inclusion of the net operating losses recognized by PETsMART.com in the consolidated income tax return of the Company, as if the Transaction had occurred at the beginning of the period presented (in thousands, except per share data):

Thirteen weeks ended April 30, 2000

Net sales	$542,213

Loss before extraordinary item	(7,775)

Loss per share before extraordinary item	$(0.07)

The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual results of operations would have been had the transaction occurred at the beginning of the period presented and are not intended to be a projection of future results or trends.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Thirteen Weeks Ended April 29, 2001 and April 30, 2000
(Unaudited)

NOTE 3 – TREASURY STOCK:

In April 2000, the Company’s Board of Directors approved the purchase of an aggregate of up to $25,000,000 of its common stock or its subordinated convertible notes, annually, for each of the next three fiscal years through 2002. The Company’s policy on the purchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. No purchases of the Company’s common stock were made under this program during the thirteen weeks ended April 29, 2001. During the thirteen weeks ended April 30, 2000, $2,368,000 was used to purchase 800,000 shares of the Company’s common stock under this program.

NOTE 4 – NOTES RECEIVABLE FROM OFFICERS:

During fiscal 2000, the Company began providing loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, the officers’ termination of employment. During the thirteen weeks ended April 29, 2001, $263,000 of new loans were provided to certain officers under this program.

NOTE 5 – GAIN ON EARLY EXTINGUISHMENT OF DEBT:

During the thirteen weeks ended April 29, 2001 and April 30, 2000, the Company repurchased and retired at face value $2,500,000 and $4,000,000, respectively, of the 6 3/4% Subordinated Convertible Notes (the “Notes”) due 2004 at a discount. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $57,000 for the thirteen weeks ended April 29, 2001 was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $419,000 and $843,000, net of related income taxes of approximately $280,000 and $600,000, respectively, for the thirteen weeks ended April 29, 2001 and April 30, 2000 respectively.

NOTE 6 – COMPREHENSIVE INCOME (LOSS):

The income tax benefit related to the foreign currency translation adjustment was approximately $7,000 and $595,000 for the thirteen weeks ended April 29, 2001, and April 30, 2000, respectively.

NOTE 7 —EARNINGS PER SHARE:

Basic earnings per share is computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s Notes.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Thirteen Weeks Ended April 29, 2001 and April 30, 2000
(Unaudited)

A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended April 29, 2001 and April 30, 2000 is as follows:

	Thirteen Weeks Ended

	April 29, 2001			April 30, 2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income (loss)	Shares	Amount	Income (loss)	Shares	Amount

	(in thousands, except per share data)
Income (loss) before extraordinary item	$817	111,511	$0.01	$(256)	111,402	$(0.00)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	419	111,511	0.00	843	111,402	0.01

Net income per common share —basic	1,236	111,511	0.01	587	111,402	0.01

Effect of dilutive securities:

Options	—	377	—	—	92	—

Net income per common share —diluted	$1,236	111,888	$0.01	$587	111,494	$0.01

At April 29, 2001, no shares of common stock had been issued upon conversion of the Company’s Notes. The Notes are convertible into an aggregate of approximately 20,428,000 shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000, at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen weeks ended April 29, 2001 or April 30, 2000, due to the anti-dilutive effect they would have on earnings per share if converted. Dilutive securities at April 29, 2001 consist of employee and director stock options.

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s consolidated financial results.

NOTE 9 – CONTINGENCIES:

On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to an amended federal complaint. This complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. They also allege breaches of fiduciary duties. PETsMART is filing a motion to dismiss the amended complaint. The federal court has not issued any rulings on the merits as of this time. The Company believes the allegations are without merit and intends to vigorously defend these matters. However, no assurance can be provided as to the outcome of these complaints and at this time, management cannot estimate the range of possible loss, if any.

NOTE 10 – SUBSEQUENT EVENTS:

On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000 including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bears interest, at the Company’s option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $132,300,000 to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. This new credit arrangement replaced the Company’s prior revolving credit arrangement.

NOTE 11 —FINANCIAL INFORMATION BY BUSINESS SEGMENT:

The Company sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, live fish, birds and small animals and other goods and equine related products through retail stores, catalogs and e-commerce. Additionally, the Company provides directly, or indirectly through a related party, veterinary, grooming and obedience training services in many of its retail locations. As of April 29, 2001, the Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s direct marketing operations, including its separate corporate and warehousing functions. The PETsMART.com segment represents the Company’s e-commerce and pet catalog (transferred from PETsMART Direct to PETsMART.com effective December 20, 2000) operations. This segmentation is consistent with the format reviewed by the Company’s management.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
Thirteen Weeks Ended April 29, 2001 and April 30, 2000
(Unaudited)

      Operating results and other financial data by business segment for the thirteen weeks ended April 29, 2001, and April 30, 2000, were as follows (in thousands):

	For the thirteen weeks ended

	April 29, 2001	April 30, 2000

Net sales:

PETsMART North America	$553,990	$511,061

PETsMART.com	13,967	—

PETsMART Direct – External customers	14,241	22,923

PETsMART Direct – Intersegment	5,968	5,671

Eliminations	(5,968)	(5,671)

Total net sales	$582,198	$533,984

Operating income (loss):

PETsMART North America	$12,967	$11,029

PETsMART.com	(3,664)	—

PETsMART Direct	(3,265)	(85)

Operating income	6,038	10,944

Interest income	446	236

Interest expense	(6,038)	(5,832)

Income before equity loss in PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	$446	$5,348

Depreciation and amortization:

PETsMART North America	$11,941	$9,994

PETsMART.com	404	—

PETsMART Direct	404	426

Total depreciation and amortization	$12,749	$10,420

      Total assets by business segment as of April 29, 2001, and January 28, 2001, were as follows:

	April 29, 2001	January 28, 2001

PETsMART North America	$707,846	$721,234

PETsMART.com	38,067	40,486

PETsMART Direct	21,860	20,427

	$767,773	$782,147

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled PETsMART Stores, Distribution, Information Systems, Competition, Government Regulation and Business Risks included in the Company’s Form 10-K for the year ended January 28, 2001.

Overview

      PETsMART, Inc. and its subsidiaries (“PETsMART” or the “Company”) is the leading provider of products, services and solutions for the lifetime needs of pets. At April 29, 2001, the Company operated 549 retail stores in North America, as well as the Internet’s most popular pet e-commerce site and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic partnership with Banfield, The Pet Hospital™, PETsMART provides full-service veterinary care in approximately half its stores.

      On December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”). PETsMART.com is a leading e-commerce pet food and supply business which began operations in the second quarter of fiscal 1999. The Company held a voting ownership of approximately 46% prior to closing of the Transaction and historically accounted for its investment under the equity method of accounting, recognizing the Company’s share of PETsMART.com’s operating results. As a result of the Transaction, the Company now holds approximately an 81% voting ownership in PETsMART.com, and has assumed control. The Company has accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all periods subsequent to December 20, 2000.

      In August 1999, The Proctor and Gamble Company purchased the Iams Company, whose Iams and Eukanuba product lines of premium dog and cat foods are sold in PETsMART stores. In early March 2000, the Iams product line became available to the consumer in supermarkets, warehouse clubs and other mass merchandisers for the first time.

      The Company expects that any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of its store base (an average age of 4.74 years as of April 29, 2001), as well as the planned opening of additional stores in existing markets, the Company anticipates that comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company’s quarterly results of operations to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred. Therefore, the Company expects that the opening of a large number of new stores in a given quarter will adversely impact its quarterly results of operations for that period.

Results of Operations

      The following table sets forth the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations. PETsMART.com’s results have been included on a consolidated basis for the thirteen weeks ended April 29, 2001.

	Thirteen Weeks Ended

	April 29,	April 30,
	2001	2000

Statement of Operations Data:

Net sales	100.0%	100.0%

Cost of sales	72.9	74.3

Gross profit	27.1	25.7

Store operating expenses	21.3	20.2

Store preopening expenses	0.2	0.4

General and administrative expenses	4.6	3.1

Operating income	1.0	2.0

Interest income	0.1	0.1

Interest expense	1.0	1.1

Income before equity in loss of PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	0.1	1.0

Equity in loss of PETsMART.com	—	1.1

Income (loss) before income tax expense (benefit), minority interest and extraordinary item	0.1	(0.1)

Income tax expense (benefit)	0.0	(0.0)

Income (loss) before minority interest and extraordinary item	0.1	(0.1)

Minority interest in subsidiary loss	0.1	—

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	0.0	0.2

Net income	0.2%	0.1%

First Quarter Fiscal 2001 Compared to First Quarter Fiscal 2000

      Net sales increased 9.0% to $582.2 million for the thirteen weeks ended April 29, 2001, from $534.0 million for the thirteen weeks ended April 30, 2000. The increase in net sales was primarily due to new store openings and a 3.2% increase in comparable store sales, as well as the inclusion of PETsMART.com sales over the comparable quarter in 2000. The Company had 42 new store openings since the first quarter of 2000, with 19 store openings in the first quarter 2001, for a total of 549 stores at April 29, 2001. With the additional stores and an increase in comparable store sales, North American net sales increased 8.4% in first quarter 2001 to $554.0 million, from $511.1 million in first quarter 2000. Net sales related to the catalog and internet business increased by 23.1% to $28.2 million in first quarter 2001 compared to $22.9 million for the same period in 2000. The increase in catalog and internet sales was due to the inclusion of PETsMART.com’s sales in the first quarter of 2001 due to consolidation accounting that began during the fourth quarter of fiscal 2000.

      Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 27.1% for first quarter 2001, from 25.7% in first quarter 2000. This result primarily reflected lower product cost of goods sold for North American stores during the first quarter of 2001 as compared to the same period in 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. The reduction in product cost of goods sold is primarily the result of the Company’s shift in purchasing arrangements with vendors, from the traditional volume and promotional discounts received to a more competitive unit pricing. This shift began during the first quarter of fiscal 2000 and the majority of those purchase cost reductions have now been cycled through the inventory system.

      Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 21.3% for first quarter 2001, from 20.2% for first quarter 2000. North American store operating expenses represented 0.5 percentage points of the total increase and totaled $111.9 million in first quarter 2001 compared to $99.6 million in first quarter 2000. The higher North American store operating expenses reflected increased payroll and benefits combined with an increase in advertising expenditures, partially offset by a decrease in equipment rent. Store operating expenses related to the catalog and internet business increased to $12.0 million in first quarter 2001 from $8.3 million in first quarter 2000. The increase is primarily due to additional expenses from PETsMART.com, which was not included on a consolidated basis in first quarter 2000.

      Store preopening expenses as a percentage of net sales decreased to 0.2% for first quarter 2001, compared to 0.4% in the first quarter 2000. For the stores that opened during the first quarter 2001, the average preopening expense incurred was approximately $95,000 per store, which is consistent with the Company’s prior experience. Nineteen stores were opened during first quarter 2001 compared to 25 stores in first quarter 2000.

      General and administrative expenses as a percentage of net sales increased to 4.6% for first quarter 2001, from 3.1% for first quarter 2000. North American general and administrative expenses increased $8.1 million and represented 1.1 percentage points of the total increase primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas, increased group medical expense, increased bonus accruals related to Company performance in the first quarter and higher amortization expense for intangible assets. General and administrative expenses related to the catalog and internet business increased $1.6 million and was primarily due to expenses related to PETsMART.com, which were not included on a consolidated basis in first quarter 2000.

      The Company’s consolidated operating income decreased to $6.0 million for first quarter 2001, from $10.9 million for first quarter 2000. Operating income as a percentage of net sales decreased to 1.0% for first quarter 2001, from 2.0% for first quarter 2000. Operating income for North American operations increased to $13.0 million for first quarter 2001, from $11.0 million for first quarter 2000. The catalog and internet business incurred an operating loss of $6.9 million in first quarter 2001 an increase from an operating loss of $0.1 million in first quarter 2000. The increase in the operating loss is due to PETsMART.com, which was not included on a consolidated basis in first quarter 2000.

      Interest income increased to $0.4 million for first quarter 2001 from $0.2 million for first quarter 2000, principally due to the increase in average cash balances available for short-term investment. Interest expense increased to $6.0 million for the first quarter 2001, from $5.8 million for first quarter 2000, primarily due to bank fees incurred to replace the Company’s credit agreement on April 30, 2001, partially offset by a reduction in the amount of 6 3/4% Subordinated Convertible Notes (the “Notes”) outstanding as a result of debt repurchases of $21.3 million made since first quarter 2000. In addition, the Company had a lower average outstanding balance on its line of credit during first quarter 2001 as compared to first quarter 2000.

      In first quarter 2000, the Company recognized an equity loss in PETsMART.com, in which the Company had a 46.3% equity investment, which represented the Company’s share of losses from PETsMART.com (see Note 2), which began operations in the second quarter of fiscal 1999. The Company’s share of PETsMART.com losses for the thirteen weeks ended April 30, 2000 was $5.8 million.

      For first quarter 2001, the $0.2 million income tax expense represents an effective rate of 47.5% compared to 44.2% in first quarter 2000. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

      Minority interest in subsidiary represents the recognition of the minority interest in the pre-tax loss of PETsMART.com for first quarter 2001.

      As a result of the foregoing, the Company reported income before extraordinary item of $0.8 million (or $0.01 per share —diluted) for first quarter 2001, compared to a loss before extraordinary item of $0.3 million for first quarter 2000.

      During the first quarter of fiscal 2001 and 2000, the Company repurchased and retired at face value $2.5 million and $4.0 million, respectively, of its Notes at a discount from par. The Company recognized an extraordinary gain related to the early extinguishment of this debt in the first quarter of fiscal 2001 of approximately $0.4 million, net of unamortized deferred financing costs of $0.1 million and net of related income taxes of approximately $0.3 million. In the first quarter 2000, the Company recognized an extraordinary gain related to the early extinguishment of this debt of $0.8 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of $0.6 million.

Liquidity and Capital Resources

      Cash provided by operations was $23.1 million for the thirteen weeks ended April 29, 2001, compared to $2.4 million for the same period of the prior year, primarily due to a decrease in merchandise inventory which was partially offset by an increase in prepaid expenses and other current assets. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 38.0% at April 29, 2001, compared to 41.9% at January 28, 2001. Inventory balances were $293.8 million at April 29, 2001, and $322.5 million at January 28, 2001. Average North American store inventory, which excludes the inventory of PETsMART Direct and PETsMART.com, decreased 11.4% to approximately $496,000 per store at April 29, 2001, from approximately $560,000 at January 28, 2001. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by forward distribution centers. Accrued merger, business integration and restructuring costs decreased by approximately $400,000 during the thirteen weeks ended April 29, 2001, due to payments for store and equipment lease obligations. At April 29, 2001, total assets were $767.8 million, of which $423.3 million were current assets, and cash and cash equivalents were $54.1 million.

      The Company used cash for investing activities since inception to purchase leaseholds, fixtures and equipment for new stores and, to a lesser extent, to purchase equipment and computer software in support of its systems initiatives. The Company also used cash to invest in its minority interest holdings of MMI Holdings, Inc. as well as the equity holdings of PETsMART.com. The Company purchased equity shares of PETsMART.com from outside shareholders during the fourth quarter of fiscal 2000 as part of its acquisition of a controlling interest in PETsMART.com, and may have to fund operations of PETsMART.com on an on-going basis. Net cash used in investing activities was $5.8 million for the thirteen weeks ended April 29, 2001, compared to $15.9 million used for the thirteen weeks ended April 30, 2000.

      The Company’s primary long-term capital requirements consist of opening new stores and distribution centers, costs related to closing redundant or inadequate stores, expenditures associated with the continued development and implementation of the Company’s information systems and working capital.

      All of the Company’s stores are leased facilities. The Company expects to open 35 new stores in fiscal 2001, consisting of 34 stores representing the Company’s 19,000 square-foot prototype, primarily in single-store markets and as fill-in locations in existing markets, and one store representing the prior 26,000 square-foot prototype. The Company expects that these smaller stores will comprise all of its new store locations in future years as the Company’s real estate strategy matures. These locations are leased facilities and require capital expenditures of approximately $425,000 for fixtures, equipment and leasehold improvements. Additionally, store openings require cash of approximately $325,000 for inventory, net of accounts payable, and approximately $95,000 for preopening costs. Store fixtures and equipment are typically financed through leases. Capital expenditures, net of construction allowances, were approximately $9.3 million during the thirteen weeks ended April 29, 2001. Such expenditures were used primarily for the opening of new stores in North America, the continued development of the Company’s forward distribution strategy, information systems enhancements and the remodel and maintenance of the Company’s existing stores.

      Based upon the Company’s current plan to open approximately 16 new North American stores during the remaining 39 weeks of fiscal 2001, approximately $6.7 million will be needed to finance these openings. In addition, the Company plans to use approximately $15.0 million to finance the remodeling of existing stores during fiscal 2001. The Company may also expend additional funds to take advantage of opportunities that arise from time to time for the acquisition of businesses or lease rights from tenants occupying retail space that is suitable for a PETsMART store.

      The Company has financed its operations and expansion program to date principally through cash flows from operations, the sale of equity and debt securities, lease financing and borrowings under its credit facility. Additional sources of financing have included vendor terms on inventory purchases.

      Net cash provided by or used in financing activities consist primarily of borrowings and repayments on the Company’s credit facility, principal payments on capital lease obligations, retirement of its Notes, and repurchase of the Company’s common stock. Net cash used in financing activities was $7.4 million for the thirteen weeks ended April 29, 2001, compared to net cash provided by operations of $10.1 million for the thirteen weeks ended April 30, 2000.

      In April 2000, the Company’s Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three fiscal years. The Company’s policy on the purchase of common stock or Notes is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the first quarter of fiscal 2000, approximately $2.4 million in cash was used to purchase 800,000 shares of the Company’s Common Stock, at an average price of $2.92, and approximately $2.6 million was used to purchase $4.0 million at face value of its Notes. During the thirteen weeks ended April 29, 2001 no purchases of shares of the Company’s Common Stock were made and the Company used $1.7 million to purchase $2.5 million at face value of its Notes.

      On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility is subject to a borrowing base and bears interest, at the Company’s option, at either a bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $132.3 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities.

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

Recent Accounting Pronouncements

      Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards No. 133 (“SFAS 133”), “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s consolidated financial results.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

      The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended January 28, 2001. No significant changes have occurred during the thirteen weeks ended April 29, 2001 in relation to these market risks.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to an amended federal complaint. This complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. They also allege breaches of fiduciary duties. PETsMART is filing a motion to dismiss the amended complaint. The federal court has not issued any rulings on the merits as of this time. The Company believes the allegations are without merit and intends to vigorously defend these matters. However, no assurance can be provided as to the outcome of these complaints and at this time, management cannot estimate the range of possible loss, if any.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

      None

(b) Reports on Form 8-K

      During the thirteen weeks ended April 29, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, on June 6, 2001.

PETsMART, Inc. (Registrant)

/s/	Thomas S. Liston

Thomas S. Liston Interim Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)