Form 10-Q
period 2001-07-29
PETSMART INC
filed 2001-09-12
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the 26 Weeks Ended July 29, 2001

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

(1) Yes (X) (2) Yes (X)	No ( ) No ( )

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 111,962,163 Shares at September 5, 2001

PETsMART, Inc.
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Consolidated Balance Sheets as of July 29, 2001 and January 28, 2001	3

Consolidated Statements of Operations for the thirteen and twenty-six weeks ended July 29, 2001 and July 30, 2000	4

Consolidated Statements of Cash Flows for the twenty-six weeks ended July 29, 2001 and July 30, 2000	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition

and Results of Operations	12

Item 3. Quantitative and Qualitative Disclosures about Market Risks	18

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	19

Item 4. Submission of Matters to a Vote of Security Holders	19

Item 6. Exhibits and Reports on Form 8-K	19

Signatures	20

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 29,	January 28,
	2001	2001
Assets

Cash and cash equivalents	$61,997	$43,827

Receivables, net	30,437	36,940

Merchandise inventories	282,487	322,462

Prepaid expenses and other current assets	37,457	27,098

Total current assets	412,378	430,327

Property and equipment, net	291,159	278,853

Investments	33,694	33,665

Other assets, net	26,531	32,474

Deferred income taxes	24,493	6,828

Total assets	$788,255	$782,147

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$137,336	$135,019

Accrued payroll and employee benefits	30,743	25,603

Accrued occupancy expenses	25,122	20,244

Accrued merger, business integration and restructuring costs	5,695	4,822

Current maturities of capital lease obligations	10,913	11,132

Other accrued expenses	40,864	38,457

Total current liabilities	250,673	235,277

Subordinated convertible notes	173,500	181,250

Capital lease obligations	55,233	61,554

Deferred rents and other liabilities	21,495	20,587

Total liabilities	500,901	498,668

Commitments and contingencies

Minority interest	1,597	2,900

Stockholders’ Equity:

Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 111,696 and 117,753 shares issued	12	12

Additional paid-in capital	377,230	403,758

Deferred compensation	(451)	(663)

Accumulated deficit	(84,129)	(88,183)

Accumulated other comprehensive loss	(2,237)	(2,448)

Notes receivable from officers	(4,668)	(4,319)

Treasury stock, at cost, 0 and 6,350 shares	—	(27,578)

Total stockholders’ equity	285,757	280,579

Total liabilities and stockholders’ equity	$788,255	$782,147

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended

	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000

Net sales	$582,433	$538,573	$1,164,631	$1,072,557

Cost of sales	426,180	401,073	850,847	797,626

Gross profit	156,253	137,500	313,784	274,931

Store operating expenses	123,132	103,848	247,070	211,790

Store preopening expenses	311	650	1,561	2,611

General and administrative expenses	40,928	19,673	67,233	36,845

Operating (loss) income	(8,118)	13,329	(2,080)	23,685

Interest income	957	1,355	1,403	1,591

Interest expense	(7,074)	(5,821)	(13,112)	(11,065)

(Loss) income before equity loss in PETsMART.com, income tax benefit, minority interest and extraordinary item	(14,235)	8,863	(13,789)	14,211

Equity loss in PETsMART.com	—	(15,419)	—	(21,226)

Loss before income tax benefit, minority interest and extraordinary item	(14,235)	(6,556)	(13,789)	(7,015)

Income tax benefit	(16,038)	(3,544)	(15,826)	(3,747)

Income (loss) before minority interest and extraordinary item	1,803	(3,012)	2,037	(3,268)

Minority interest in PETsMART.com	720	—	1,303	—

Income (loss) before extraordinary item	2,523	(3,012)	3,340	(3,268)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	295	1,171	714	2,014

Net income (loss)	$2,818	$(1,841)	$4,054	$(1,254)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	222	(374)	211	(1,124)

Comprehensive income (loss)	$3,040	$(2,215)	$4,265	$(2,378)

Earnings (loss) per common share:

Basic:

Income (loss) before extraordinary item	$0.03	$(0.03)	$0.03	$(0.03)

Extraordinary item, net of income tax expense	—	0.01	0.01	0.02

Net income (loss)	$0.03	$(0.02)	$0.04	$(0.01)

Diluted:

Income (loss) before extraordinary item	$0.02	$(0.03)	$0.03	$(0.03)

Extraordinary item, net of income tax expense	—	0.01	0.01	0.02

Net income (loss)	$0.02	$(0.02)	$0.04	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 26 weeks ended

	July 29, 2001	July 30, 2000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$4,054	$(1,254)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	25,997	21,794

Write off of PETsMART.com goodwill	8,575	—

Impairment charge and write down of subsidiary assets	9,027	—

Loss on disposal of property and equipment	3,122	197

Equity loss in PETsMART.com	—	21,226

Minority interest in subsidiary loss	(1,303)	—

Extraordinary gain on early extinguishment of debt	(1,190)	(3,357)

Changes in assets and liabilities:

Receivables, net	6,497	12,289

Merchandise inventories	37,743	15,001

Prepaid expenses and other current assets	(9,261)	(6,621)

Deferred income taxes	(18,885)	—

Other assets	(1,508)	(233)

Accounts payable	(12,746)	(9,778)

Accrued payroll and employee benefits	5,149	(7,003)

Accrued occupancy expenses	4,880	4,279

Accrued merger, business integration and restructuring costs	873	(3,476)

Other accrued expenses	1,517	(8,759)

Deferred rents and other liabilities	908	377

Net cash provided by operating activities	63,449	34,682

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(49,084)	(16,031)

Investment in cost holdings	—	(2,598)

Investment in PETsMART.com	(741)	(21,226)

Proceeds from sales of property and equipment	3,528	25

Net cash used in investing activities	(46,297)	(39,830)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock	1,227	983

Issuance of notes receivable from officers	(349)	(3,574)

Purchase of treasury stock	—	(2,368)

Borrowings from bank credit facility	67,700	303,500

Repayments of bank credit facility	(67,700)	(270,000)

Purchase of subordinated convertible notes	(6,382)	(7,634)

Payment on capital lease obligations	(6,473)	(9,084)

Increase in bank overdraft	15,116	(6,010)

Payment of deferred financing fees	(2,280)	—

Net cash provided by financing activities	859	5,813

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	159	(1,124)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,170	(459)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,827	41,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,997	$41,039

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

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

         Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 29, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 2001, included in the Company’s Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 30, 2001.

NOTE 2 – ACQUISITION OF CONTROLLING INTEREST IN PETsMART.com:

         In December 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”). As a result of the Transaction, the Company increased its voting ownership to approximately 81 percent and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to approximately 83 percent and triggered a tax event that allowed the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter 2001, the Company recorded a deferred tax asset of $18.9 million, eliminated the goodwill associated with the Transaction of $8.6 million and recorded a tax benefit of $10.3 million.

         The following unaudited pro forma financial information for the Company gives effect to the Transaction including its impact upon amortization expense and the related income tax effects and the inclusion of the net operating losses recognized by PETsMART.com in the consolidated income tax return of the Company, as if the Transaction had occurred at the beginning of the period presented (in thousands, except per share amounts):

	Thirteen weeks ended	Twenty-six weeks ended
	July 30, 2000	July 30, 2000

Net sales	$545,054	$1,087,267

Loss before extraordinary item	(444)	(8,219)

Loss per share before extraordinary item	$(0.00)	$(0.07)

         The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual results of operations would have been had the transaction occurred at the beginning of the period presented and are not intended to be a projection of future results or trends.

NOTE 3 – DEBT:

         On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company's option, at either the bank's prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $107.1 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. The Company incurred approximately $3,556,000 of loan fees which are being amortized over the life of the agreement. As of July 29, 2001, there were no outstanding amounts under the credit facility.

NOTE 4 – TREASURY STOCK:

         As of January 28, 2001, the Company held 6,350,000 shares of common stock at a cost of $27,578,000. In June 2001, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register these shares for issuance under the Company’s 1997 Non-Officer Equity Incentive Plan. As a result, these shares were canceled subject to reissuance.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 – NOTES RECEIVABLE FROM OFFICERS:

         During fiscal 2000, the Company began providing loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, the officers’ termination of employment. During the twenty-six weeks ended July 29, 2001, $263,000 in loans were provided to certain officers under this program.

NOTE 6 – SPECIAL CHARGES

Impairment of Long-Lived Assets, Asset Write Downs and Lease Reserves

         During the second quarter 2001, the Company recorded an impairment charge of approximately $6.9 million, a write down of inventory of approximately $2.1 million, a charge of approximately $7.4 million for future rental payments and a charge of approximately $1.0 million for other asset write downs and reserves. Charges for the quarter totaled $17.4 million.

         As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The analysis indicated an impairment of $6.9 million associated with PETsMART Direct’s building, fixtures, equipment and software, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also during the second quarter 2001, the Company analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2.1 million to cost of sales to record the inventory at its net realizable value. The Company can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

         In addition, charges totaling approximately $7.4 million were recorded for future rental payments on closed stores and subleases which were terminated during the period, net of expected sublease income. Approximately $2.7 million of this charge was to increase previously established restructuring reserves, as discussed below. The charges were recorded in general and administrative expenses. The Company can make no assurances that additional charges will not be required based on the changing real estate environment.

Merger, Integration and Restructuring Costs

         During the thirteen weeks ended July 29, 2001, the Company recorded a charge of approximately $2.7 million to increase its previously established reserves for future rental payments on certain closed stores, net of expected sublease income, due to the Company’s inability to sublease such stores to date. A rollforward of the activity of the accrued merger, business integration and restructuring accrual is summarized as follows:

	26 Weeks Ended	Year Ended
	July 29, 2001	January 28, 2001

Opening balance	$4,822	$10,410

Additions	2,665	—

Payments against reserve	(1,792)	(5,588)

Ending balance	$5,695	$4,822

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – SPECIAL CHARGES (cont’d):

         The remaining costs at each period end included in the accrued merger, business integration and restructuring accrual are summarized as follows:

	As of

	July 29, 2001	January 28, 2001

Store lease termination costs	$4,222	$3,264

Equipment lease termination costs	1,073	1,158

Real estate and store closure costs	400	400

	$5,695	$4,822

The reserves principally relate to lease payments due over lease terms expiring between 2002 and 2017, and costs to be incurred at the end of the lease term.

NOTE 7 – GAIN ON EARLY EXTINGUISHMENT OF DEBT:

         In April 2000, the Company’s Board of Directors approved the purchase of an aggregate of up to $25,000,000 of its common stock or its subordinated convertible notes, annually, for each of the fiscal years through fiscal 2002. The Company’s policy on the purchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flow allows, in order to maintain appropriate liquidity.

         During the thirteen and twenty-six weeks ended July 29, 2001, the Company repurchased and retired at face value $5,250,000 and $7,750,000, respectively, of its 6 3/4 percent Subordinated Convertible Notes (the “Notes”) due 2004 at a discount. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $121,000 and $178,000 for the thirteen and twenty-six weeks ended July 29, 2001, respectively, was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $295,000 and $714,000, net of related income taxes of approximately $196,000 and $476,000, respectively, for the thirteen and twenty-six weeks ended July 29, 2001, respectively.

         During the thirteen and twenty-six weeks ended July 30, 2000, the Company repurchased and retired at face value $7,250,000 and $11,250,000, respectively, of the Notes at a discount. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $167,000 and $259,000 for the thirteen and twenty-six weeks ended July 30, 2000, respectively, was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $1,171,000 and $2,014,000, net of related income taxes of approximately $800,000 and $1,300,000, respectively, for the thirteen and twenty-six weeks ended July 30, 2000, respectively.

NOTE 8 – COMPREHENSIVE INCOME (LOSS):

         The income tax expense related to the foreign currency translation adjustment was approximately $148,000 and $141,000 for the thirteen and twenty-six weeks ended July 29, 2001, respectively. For the thirteen and twenty-six weeks ended July 30, 2000, the income tax benefit related to the foreign currency translation adjustment was approximately $249,000 and $749,000.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — EARNINGS PER SHARE:

         Basic earnings per share is computed by dividing net income (loss) by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Notes.

         A reconciliation of the basic and diluted earnings per share computations for the thirteen and twenty-six weeks ended July 29, 2001 and July 30, 2000 is as follows (in thousands, except per share data):

	Thirteen Weeks

	July 29, 2001			July 30, 2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income (loss)	Shares	Amount

Income (loss) before extraordinary item	$2,523	111,657	$0.03	$(3,012)	111,124	$(0.03)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	295	111,657	—	1,171	111,124	0.01

Net income (loss) per common share — basic	2,818	111,657	0.03	(1,841)	111,124	(0.02)

Effect of dilutive securities:

Options	—	1,979	(0.01)	—	—	—

Net income (loss) per common share — diluted	$2,818	113,636	$0.02	$(1,841)	111,124	$(0.02)

	Twenty-Six Weeks

	July 29, 2001			July 30, 2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income (loss)	Shares	Amount

Income (loss) before extraordinary item	$3,340	111,550	$0.03	$(3,268)	111,315	$(0.03)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	714	111,550	0.01	2,014	111,315	0.02

Net income (loss) per common share — basic	4,054	111,550	0.04	(1,254)	111,315	(0.01)

Effect of dilutive securities:

Options	—	1,106	—	—	—	—

Net income (loss) per common share — diluted	$4,054	112,656	$0.04	$(1,254)	111,315	$(0.01)

         At July 29, 2001, no shares of common stock had been issued upon conversion of the Notes. The Notes are convertible into an aggregate of approximately 19,829,000 shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000, at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2001, or July 30, 2000, due to the anti-dilutive effect they would have on earnings per share if converted. Dilutive securities for the periods presented consist of employee and director stock options.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s consolidated financial results.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires an initial goodwill impairment assessment in the year of adoption and impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of SFAS No. 142, and will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $984,000 on an annualized basis will cease. The Company has not yet determined if any impairment charges will result from the adoption of this Statement.

NOTE 11 – CONTINGENCIES:

         On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. This complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. Plaintiffs were allowed 45 days from the date of the order to file an amended complaint. The Company believes that plaintiffs’ allegations are without merit and intends to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

NOTE 12 — FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         The Company sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, fish, birds and small animals and other goods and equine related products through retail stores, catalogs and e-commerce. Additionally, the Company provides directly or indirectly through a related party, veterinary, grooming and obedience training services in many of its retail locations. As of July 29, 2001, the Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s direct marketing operations for equine products, including its separate corporate and warehousing

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — FINANCIAL INFORMATION BY BUSINESS SEGMENT (cont’d):

functions. The PETsMART.com segment represents the Company’s e-commerce and pet catalog operations. This segmentation is consistent with the format reviewed by the Company’s management.

         Operating results and other financial data by business segment for the thirteen and twenty-six weeks ended July 29, 2001 and July 30, 2000, were as follows (in thousands):

	For the 13 Weeks Ended		For the 26 Weeks Ended

	July 29, 2001	July 30, 2000	July 29, 2001	July 30, 2000

Net sales:

PETsMART North America	$556,853	$515,702	$1,110,843	$1,026,763

PETsMART.com	12,049	—	26,016	—

PETsMART Direct – External customers	13,531	22,871	27,772	45,794

PETsMART Direct – Intersegment	6,816	6,324	12,784	11,995

Eliminations	(6,816)	(6,324)	(12,784)	(11,995)

Total net sales	$582,433	$538,573	$1,164,631	$1,072,557

Operating (loss) income:

PETsMART North America	$5,974	$12,705	$18,941	$23,146

PETsMART.com	(2,564)	—	(7,249)	—

PETsMART Direct – External customers	(11,528)	624	(13,772)	539

PETsMART Direct – Intersegment	1,022	947	2,034	1,799

Eliminations	(1,022)	(947)	(2,034)	(1,799)

Operating (loss) income	(8,118)	13,329	(2,080)	23,685

Interest income	957	1,355	1,403	1,591

Interest expense	(7,074)	(5,821)	(13,112)	(11,065)

(Loss) income before equity loss in PETsMART.com, income tax benefit, minority interest and extraordinary item	$(14,235)	$8,863	$(13,789)	$14,211

Depreciation and amortization:

PETsMART North America	$12,320	$10,856	$24,261	$20,850

PETsMART.com	440	—	844	—

PETsMART Direct	488	518	892	944

Total depreciation and amortization	$13,248	$11,374	$25,997	$21,794

Total assets by business segment as of July 29, 2001, and January 28, 2001, were as follows:

	July 29,	January 28,
	2001	2001

PETsMART North America	$742,212	$721,234

PETsMART.com	15,950	20,427

PETsMART Direct	30,093	40,486

	$788,255	$782,147

PETsMART, Inc. and Subsidiaries

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

Overview

         PETsMART, Inc. and its subsidiaries (“PETsMART” or the “Company”) is the leading provider of products, services and solutions for the lifetime needs of pets. At July 29, 2001, the Company operated 553 retail stores in North America, as well as the Internet’s most popular pet e-commerce site and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet HospitalTM, PETsMART facilitates the full-service veterinary care in approximately half its stores.

         In December 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”), the most popular e-commerce pet food and supply business which began operations in 1999. As a result of the Transaction, the Company increased its voting ownership to approximately 81 percent and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional shares from minority shareholders and increased its voting ownership to approximately 83 percent.

         The Company expects that any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of its store base (an average age of 4.93 years as of July 29, 2001), as well as the planned opening of additional stores in existing markets, the Company anticipates that comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company’s quarterly results of operations to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred.

         In fiscal 2001, the Company expects to open approximately 35 new stores and remodel approximately 140 stores under a new format that eliminates the warehouse layout and organizes consumable and hard good products by pet species. The new format also provides higher visibility to the Company’s grooming, training and veterinary care services, which have a higher gross margin than the core store products. Also, in July 2001, the Company invested in training for its approximately 20,000 associates that establishes a cultural shift with a renewed focus on customer service and sets goals for providing pet solutions. Also in fiscal 2001, the Company has five forward distribution centers, which supply the stores with in demand products and have contributed to the reduction in overall store inventory. This decrease in store inventory reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by the forward distribution centers.

         In the second quarter of fiscal 2001, the Company recorded a charge of $7.4 million for future rental payments on closed stores and subleases which were terminated during the period, net of expected sublease income. Also in the second quarter of fiscal 2001, the Company recorded an impairment charge of approximately $6.9 million associated with PETsMART Direct's building, fixtures, equipment and software, due to continued losses incurred at PETsMART Direct and an analysis of its current business model, a charge of $2.1 million related to a write down of inventory at PETsMART Direct after the Company analyzed such inventory and decided to discount or dispose of certain items, and a charge of approximately $1.0 million for other asset write downs and reserves. These charges for the second quarter 2001 totaled $17.4 million. Charges to general and administrative expense totaled $15.3 million, of which $7.8 million was recorded for North America and $7.5 million for PETsMART Direct. Charges to cost of sales totaled $2.1 million, all for PETsMART Direct, for inventory reserves.

Results of Operations

         The following table sets forth the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations. PETsMART.com’s results have been included on a consolidated basis for the thirteen and twenty-six weeks ended July 29, 2001.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	July 29,	July 30,	July 29,	July 30,
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	73.2	74.5	73.1	74.4

Gross profit	26.8	25.5	26.9	25.6

Store operating expenses	21.1	19.3	21.2	19.7

Store preopening expenses	0.1	0.1	0.1	0.2

General and administrative expenses	7.0	3.6	5.8	3.4

Operating (loss) income	(1.4)	2.5	(0.2)	2.3

Interest income	0.2	0.3	0.1	0.1

Interest expense	(1.2)	(1.1)	(1.1)	(1.0)

(Loss) income before equity loss in PETsMART.com, income tax benefit, minority interest and extraordinary item	(2.4)	1.7	(1.2)	1.4

Equity loss in PETsMART.com	—	(2.9)	—	(2.0)

Loss before income tax benefit, minority interest and extraordinary item	(2.4)	(1.2)	(1.2)	(0.6)

Income tax benefit	(2.8)	(0.7)	(1.4)	(0.3)

Income (loss) before minority interest and extraordinary item	0.4	(0.5)	0.2	(0.3)

Minority interest in PETsMART.com	0.1	—	0.1	—

Income (loss) before extraordinary item	0.5	(0.5)	0.3	(0.3)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	0.0	0.2	0.0	0.2

Net income (loss)	0.5%	(0.3)%	0.3%	(0.1)%

         In the thirteen and twenty-six week periods of fiscal 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized its loss percentage based upon the equity method of accounting. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81 percent and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods.

Thirteen Weeks Ended July 29, 2001 Compared with Thirteen Weeks Ended July 30, 2000

         Net sales increased 8.1% to $582.4 million for the thirteen weeks ended July 29, 2001, from $538.6 million for the thirteen weeks ended July 30, 2000. With additional stores and a 5.4% increase in comparable store sales, North American net sales increased 8.0% in second quarter 2001 to $556.9 million, from $515.7 million in second quarter 2000. At July 29, 2001, the Company operated 553 stores compared with 525 stores at July 30, 2000. Since July 30, 2000, the Company has opened 33 new stores, of which five were opened in the second quarter 2001, and closed five stores. Net sales related to the catalog and internet businesses increased to $25.6 million in second quarter 2001 compared with $22.9 million for the same period in 2000, primarily due to additional sales from PETsMART.com, which were not included on a consolidated basis in the second quarter 2000.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 26.8% for second quarter 2001, from 25.5% in second quarter 2000. In the second quarter 2001, the Company recorded a charge to cost of sales of $2.1 million associated with a write down of PETsMART Direct’s inventory. Excluding this charge, gross profit increased to 27.2% of net sales. The increase primarily reflected lower product cost of goods sold for North American stores during the second quarter of 2001 as compared with the same period in 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. The reduction in product cost of goods sold is primarily the result of the Company’s shift in purchasing arrangements with vendors, from the traditional volume and promotional discounts received to a more competitive unit pricing. This shift began during the first quarter of fiscal 2000 and the majority of those purchase cost reductions have now been cycled through the inventory system.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 21.1% for second quarter 2001, from 19.3% for second quarter 2000. North American store operating expenses represented 1.5 percentage points of the total increase and totaled $112.9 million in second quarter 2001 compared with $95.9 million in second quarter 2000. The higher North American store operating expenses primarily reflected increased payroll and benefits. Store operating expenses related to the catalog and internet businesses increased to $10.3 million in second quarter 2001 from $7.9 million in second quarter 2000, primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis in the second quarter 2000.

         Store preopening expenses declined to $311,000 in second quarter 2001 from $650,000 in second quarter 2000 due to fewer store openings in 2001. In the second quarter 2001, the Company opened 5 stores compared with 18 store openings in second quarter 2000.

         General and administrative expenses as a percentage of net sales increased to 7.0% for second quarter 2001 from 3.6% for second quarter 2000. In the second quarter 2001, the Company recorded a charge of $6.9 million related to an impairment charge associated with the write down for buildings, software and equipment and $1.0 million for other asset write downs and reserves for PETsMART Direct. Also in the second quarter 2001, the Company recorded a charge of $7.4 million for future rental payments under operating leases on closed stores and subleases which were terminated during the period. Together these charges totaled $15.3 million, or 2.6 percentage points of the increase. Excluding these charges, the general and administrative expenses were $25.5 million, or 4.4% of net sales, for the second quarter 2001. North American general and administrative expenses increased 0.5 percentage points, excluding the charges, primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas, increased training expenses and increased bonus accruals related to Company performance in the second quarter, and were offset by cost savings in the catalog and internet businesses.

         The Company’s consolidated operating income (loss) decreased to a loss of $8.1 million for second quarter 2001 compared with operating income of $13.3 million in second quarter 2000. As mentioned above, the Company recorded charges totaling $10.0 million for asset impairments, write downs and other reserves of PETsMART Direct and $7.4 million for lease reserves in the second quarter 2001. Excluding these charges, operating income for second quarter 2001 was $9.4 million. Excluding the charge associated with the lease reserves on closed stores, operating income for North America increased slightly and was essentially flat as a percent of net sales for the thirteen weeks ended July 29, 2001 as compared with the same period in 2000. The catalog and internet businesses incurred an operating loss of $14.1 million in second quarter 2001, and excluding the write down for PETsMART Direct, the operating loss increased to $4.5 million compared with $0.6 million for the same period in 2000, primarily due to the operating loss from PETsMART.com, which was not included on a consolidated basis in the second quarter 2000.

         Interest expense increased to $7.1 million for the second quarter 2001, from $5.8 million for second quarter 2000, primarily due to unamortized bank fees that were written off when the Company entered into a new credit agreement on April 30, 2001, partially offset by a reduction in the amount of 6 3/4 percent Subordinated Convertible Notes (the “Notes”) outstanding as a result of debt repurchases of $15.3 million made since second quarter 2000. In addition, the Company had a lower average outstanding balance on its line of credit during second quarter 2001 as compared with second quarter 2000.

         In the second quarter 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $15.4 million. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81 percent and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional convertible voting preferred stock which increased its voting ownership to approximately 83 percent. Minority interest represents the recognition of the minority interest in the pre-tax loss of PETsMART.com for the second quarter 2001.

         For second quarter 2001, the $16.0 million income tax benefit represents a tax benefit of $10.3 million associated with the June 2001 increase in ownership of PETsMART.com (see Note 2) and a tax benefit of $5.7 million related to the current period loss, or an effective rate of 40%, compared with an effective tax rate of 54.1% in second quarter 2000. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

         During the second quarter of fiscal 2001 and 2000, the Company repurchased and retired at face value $5.3 million and $7.3 million, respectively, of its Notes at a discount from par. The Company recognized an extraordinary gain related to the early extinguishment of this debt in the second quarter 2001 of approximately $0.3 million, net of unamortized deferred financing costs of $0.1 million and net of related income taxes of approximately $0.2 million. In the second quarter 2000, the Company recognized an extraordinary gain related to the early extinguishment of this debt of $1.2 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of $0.8 million.

Twenty-Six Weeks Ended July 29, 2001 Compared with Twenty-Six Weeks Ended July 30, 2000

         Net sales increased 8.6% to $1,164.6 million for the twenty-six weeks ended July 29, 2001, from $1,072.6 million for the twenty-six weeks ended July 30, 2000. With additional stores and a 4.3% increase in comparable store sales, North American net sales increased 8.2% for the first half of 2001 to $1,110.8 million, from $1,026.8 million for the same period in 2000. At July 29, 2001, the Company operated 553 stores compared with 525 stores at July 30, 2000. Since July 30, 2000, the Company has opened 33 new stores, of which 24 were opened in the first half of 2001, and closed five stores. Net sales related to the catalog and internet businesses increased 17.5% to $53.8 million for the twenty-six weeks ended July 29, 2001, compared with $45.8 million for the same period in 2000. The increase in catalog and internet sales was due to the inclusion of PETsMART.com’s sales for the twenty-six weeks in 2001 due to consolidation accounting that began during the fourth quarter of fiscal 2000.

         Gross profit, defined as net sales less cost of sales, including distribution costs and store occupancy costs, increased as a percentage of net sales to 26.9% for the twenty-six weeks ended July 29, 2001, from 25.6% for the twenty-six weeks ended July 30, 2000. In the second quarter 2001, the Company recorded a charge of $2.1 million associated with the write down for PETsMART Direct’s inventory. Excluding this charge, gross profit increased to 27.1% of net sales. The increase primarily reflected lower product cost of goods sold for North American stores during the twenty-six weeks ended July 29, 2001, as compared with the same period in 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. The reduction in product cost of goods sold is primarily the result of the Company’s shift in purchasing arrangements with vendors, from the traditional volume and promotional discounts received to a more competitive unit pricing. This shift began during the first quarter of fiscal 2000 and the majority of those purchase cost reductions have now been cycled through the inventory system.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 21.2% for the twenty-six weeks ended July 29, 2001, from 19.7% for the twenty-six weeks ended July 30, 2000. North American store operating expenses represented 1.1 percentage points of the total increase and totaled $224.8 million for the twenty-six weeks ended July 29, 2001 compared with $195.6 million for the same period in 2000. The higher North American store operating expenses primarily reflected increased payroll and benefits. Store operating expenses related to the catalog and internet businesses increased to $22.3 million for the twenty-six weeks ended July 29, 2001, from $16.2 million for the same period in 2000, primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis in the first half of 2000.

         Store preopening expenses declined to $1.6 million for the twenty-six weeks ended July 29, 2001, from $2.6 million for the same period in 2000 due to fewer store openings in 2001. For the first half 2001, the Company opened 24 stores, compared with 42 store openings for the first half of 2000.

         General and administrative expenses as a percentage of net sales increased to 5.8% for the twenty-six weeks ended July 29, 2001, from 3.4% for the same period in 2000. In the second quarter 2001, the Company recorded a charge of $6.9 million related to an impairment charge associated with the write down for buildings, software and equipment and $1.0 million for other asset write downs and reserves for PETsMART Direct. Also in the second quarter 2001, the Company recorded a charge of $7.4 million for future rental payments under operating leases on closed stores and subleases which were terminated during the period. Together these charges totaled $15.3 million and represented 1.3 percentage points of the increase. Excluding these charges, the general and administrative expenses were $51.8 million, or 4.4% of net sales, for the twenty-six weeks ended July 29, 2001. North American general and administrative expenses increased 0.8 percentage points excluding the charges, primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas, increased training expenses and increased bonus accruals related to Company performance for the first half of 2001, and were partially offset by cost savings in the catalog and internet businesses.

         The Company’s consolidated operating income (loss) decreased to a loss of $2.1 million for the first half of 2001 compared with operating income of $23.7 million for the same period in 2000. As mentioned above, the Company recorded charges totaling $10.0 million for asset impairments, write downs and other reserves of PETsMART Direct and $7.4 million for lease reserves in the second quarter 2001. Excluding these charges, operating income for the twenty-six weeks ended July 29, 2001 was $15.5 million. Excluding the charge associated with the lease reserves on closed stores, operating income for North America increased slightly and was essentially flat as a percent of net sales for the twenty-six weeks ended July 29, 2001 as compared with the same period in 2000. The catalog and internet businesses incurred an operating loss of $21.0 million in first half of 2001, and excluding the write down for PETsMART Direct, the operating loss increased to $11.4 million, compared with $0.5 million for the same period in 2000, primarily due to the operating loss from PETsMART.com, which was not included on a consolidated basis in the first half of 2000.

         Interest expense increased to $13.1 million for the twenty-six weeks ended July 29, 2001, from $11.1 million for twenty-six weeks ended July 30, 2000, primarily due to unamortized bank fees that were written off when the Company entered into a new credit agreement on April 30, 2001, partially offset by a reduction in the amount of the Notes outstanding as a result of debt repurchases of $15.3 million made since second quarter 2000. In addition, the Company had a lower average outstanding balance on its line of credit during the first half of 2001 as compared with the same period in 2000.

         In the first half of 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $21.2 million. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81 percent and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional convertible voting preferred stock from minority shareholders, which increased its voting ownership to approximately 83 percent. Minority interest in subsidiary represents the recognition of the minority interest in the pre-tax loss of PETsMART.com for the first half of 2001.

         For twenty-six weeks ended July 29, 2001, the $15.8 million income tax benefit represents a tax benefit of $10.3 million associated with the June 2001 increase in ownership of PETsMART.com (see Note 2) and a tax benefit of $5.5 million related to the current period loss, or an effective rate of 40%, compared with and effective tax rate of 53.4% in first half of 2000. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

         During the first half of 2001 and 2000, the Company repurchased and retired at face value $7.8 million and $11.3 million, respectively, of its Notes at a discount from par. The Company recognized an extraordinary gain related to the early extinguishment of this debt for the twenty-six weeks ended July 29, 2001 of approximately $0.7 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of approximately $0.5 million. For the same period in 2000, the Company recognized an extraordinary gain related to the early extinguishment of this debt of $2.0 million, net of unamortized deferred financing costs of $0.3 million and net of related income taxes of $1.3 million.

Liquidity and Capital Resources

         Cash provided by operations increased $28.7 million to $63.4 million for the twenty-six weeks ended July 29, 2001, compared with $34.7 million for the same period of the prior year, primarily due to a $24.8 million decrease in merchandise inventory and higher net income (after non-cash adjustments), partially offset by an increase in deferred income taxes associated with the June 2001 increase in ownership of PETsMART.com (see Note 2). Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), increased to 48.6% at July 29, 2001, compared with 41.9% at January 28, 2001. Inventory balances were $282.5 million at July 29, 2001 and $322.5 million at January 28, 2001. Average North American store inventory, which excludes the inventory of PETsMART Direct and PETsMART.com, decreased 11.8% to approximately $482,000 per store at July 29, 2001, from approximately $566,000 at January 28, 2001. This decrease reflected a planned reduction of the weeks of supply of consumables product and favorable efficiencies gained in stores served by forward distribution centers.

         The Company’s primary long-term capital requirements consist of opening new stores and distribution centers, remodeling existing stores to a new store format and expenditures associated with the equipment and computer software in support of its system initiatives. For the twenty-six weeks ended July 29, 2001, the Company purchased $49.1 million for capital expenditures compared with $16.0 million for the same period in 2000. The increase in spending was primarily due to the acquisition of a distribution center which the Company expects to enter into a sale/leaseback transaction by the end of fiscal 2001.

         For the twenty-six weeks ended July 30, 2000, the Company used cash to invest in its minority interest holdings of MMI Holdings, Inc. as well as the equity holdings of PETsMART.com. During the twenty-six weeks ended July 30, 2000, the Company purchased 1,361,027 shares of common stock and 3,511,991 shares of preferred stock for $21.2 million from PETsMART.com. In June 2001, the Company purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $741,000.

         Net cash provided by financing activities consist primarily of borrowings and repayments on the Company’s credit facility, principal payments on capital lease obligations, retirement of its Notes, and repurchase of the Company’s common stock. In April 2000, the Company’s Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three fiscal years. The Company’s policy on the purchase of common stock or Notes is to make market purchases when the price is advantageous and as cash flow allows, in order to maintain appropriate liquidity. For the twenty-six weeks ended July 29, 2001 and July 30, 2000, the Company used $6.4 million and $7.6 million, respectively, to purchase $7.8 million and $11.3 million, respectively, at face value of its Notes. During the twenty-six weeks ended July 30, 2000, the Company purchased 800,000 shares of its common stock for $2.4 million, or an average price of $2.92 per share.

         All of the Company’s stores are leased facilities. The Company expects to open approximately 35 new stores in fiscal 2001. These locations require capital expenditures of approximately $425,000 for fixtures, equipment and leasehold improvements. Additionally, store openings require cash of approximately $325,000 for inventory, net of accounts payable, and approximately $95,000 for preopening costs.

         Based upon the Company’s current plan to open approximately 11 new North American stores and remodel approximately 80 additional stores during the remainder of fiscal 2001, as well as continue to invest in the development of its information system, the Company expects capital spending to be approximately $60.0 million for fiscal 2001.

         On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $107.1 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. As of July 29, 2001, there were no outstanding amounts under the credit facility.

         Management believes that its existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under its bank credit facility and available lease financing, will provide adequate funds for the Company’s foreseeable working capital needs, planned capital expenditures and debt service obligations. The Company’s ability to fund its operations and to make planned capital expenditures, scheduled debt payments, refinance indebtedness, purchase treasury stock and Notes and to remain in compliance with all of the financial covenants under its debt agreements depends on its future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond the Company’s control.

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

Recent Accounting Pronouncements

         Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s consolidated financial results.

         In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires an initial goodwill impairment assessment in the year of adoption and impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of SFAS No. 142, and will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $984,000 on an annualized basis will cease. We have not yet determined if any impairment charges will result from the adoption of this Statement.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended January 28, 2001. No significant changes have occurred during the twenty-six weeks ended July 29, 2001 in relation to these market risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. This complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. Plaintiffs were allowed 45 days from the date of the order to file an amended complaint. The Company believes that plaintiffs’ allegations are without merit and intends to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The 2001 Annual Meeting of Stockholders of the Registrant occurred on June 21, 2001. The following matter was voted upon at the meeting: the election as a director of the Registrant of each of Norman E. Brinker, Barbara A. Munder and Thomas G. Stemberg to hold office until the 2004 Annual Meeting of Stockholders. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The final votes on the proposal were recorded as follows:

Matter Voted	Votes For	Votes Withheld

Election of Norman E. Brinker	99,015,751	1,889,882

Election of Barbara A. Munder	98,926,552	1,979,081

Election of Thomas G. Stemberg	99,656,460	1,249,173

         In addition to the directors elected at the meeting, the directors of the Registrant whose terms of office continued after the meeting were: Lawrence A. Del Santo, Jane Evans, Philip L. Francis, Richard K. Lochridge and Walter J. Salmon.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

         None

(b) Reports on Form 8-K

         During the thirteen weeks ended July 29, 2001, the Company filed no reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETsMART, Inc.

/s/ James R. Daniel
James R. Daniel
Senior Vice President and
Chief Financial Officer
(Principal Financial and Accounting Officer)

September 10, 2001