Form 10-Q
period 2001-10-28
PETSMART INC
filed 2001-12-12
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the 39 Weeks Ended October 28, 2001

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

(1) Yes     No

(2) Yes    No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

         Common Stock, $.0001 Par Value, 112,195,348 Shares at December 7, 2001

PETsMART, Inc.
INDEX

PART I. FINANCIAL INFORMATION (UNAUDITED)

		Page
		Number

Item 1.	Financial Statements

	Consolidated Balance Sheets as of October 28, 2001 and January 28, 2001	3

	Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 28, 2001 and October 29, 2000	4

	Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2001 and October 29, 2000	5

	Notes to Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	20

	PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 6.	Exhibits and Reports on Form 8-K	20

Signature		21

PETsMART, Inc. and Subsidiaries
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 28, 2001	January 28, 2001

Assets

Cash and cash equivalents	$35,667	$43,827

Receivables, net	34,786	36,940

Merchandise inventories	334,913	322,462

Prepaid expenses and other current assets	35,544	27,098

Total current assets	440,910	430,327

Property and equipment, net	301,058	278,853

Investments	33,694	33,665

Other assets, net	25,182	32,474

Deferred income taxes	24,307	6,828

Total assets	$825,151	$782,147

Liabilities and Stockholders’ Equity

Note payable to bank	$16,000	$—

Accounts payable and bank overdraft	117,100	135,019

Accrued payroll and employee benefits	37,114	25,603

Accrued occupancy expenses	27,299	20,244

Current maturities of capital lease obligations	10,865	11,132

Other accrued expenses	65,490	38,457

Total current liabilities	273,868	230,455

Subordinated convertible notes	173,500	181,250

Accrued merger, business integration and restructuring costs	6,314	4,822

Capital lease obligations	52,974	61,554

Deferred rents and other liabilities	24,712	20,587

Total liabilities	531,368	498,668

Assets

Commitments and contingencies

Minority interest	1,135	2,900

Stockholders’ Equity:

Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 112,084 and 117,753 shares issued	12	12

Additional paid-in capital	378,719	403,758

Deferred compensation	(377)	(663)

Accumulated deficit	(78,312)	(88,183)

Accumulated other comprehensive loss	(2,991)	(2,448)

Notes receivable from officers	(4,403)	(4,319)

Treasury stock, at cost, 0 and 6,350 shares	—	(27,578)

Total stockholders’ equity	292,648	280,579

Total liabilities and stockholders’ equity	$825,151	$782,147

The accompanying notes are integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended

	October 28, 2001	October 29, 2000	October 28,	October 29,
			2001	2000

Net sales	$598,615	$541,316	$1,763,246	$1,613,873

Cost of sales	427,666	407,717	1,278,513	1,205,343

Gross profit	170,949	133,599	484,733	408,530

Store operating expenses	126,833	110,551	373,903	322,341

Store preopening expenses	384	640	1,945	3,251

General and administrative expenses	29,490	18,090	96,723	54,347

Operating income	14,242	4,318	12,162	28,591

Interest income	264	1,015	1,667	2,606

Interest expense	(5,267)	(5,843)	(18,379)	(17,496)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	9,239	(510)	(4,550)	13,701

Equity loss in PETsMART.com	—	(5,945)	—	(27,171)

Income (loss) before income tax expense (benefit), minority interest and extraordinary item	9,239	(6,455)	(4,550)	(13,470)

Income tax expense (benefit)	3,884	(3,241)	(11,942)	(6,988)

Income (loss) before minority interest and extraordinary item	5,355	(3,214)	7,392	(6,482)

Minority interest in PETsMART.com	462	—	1,765	—

Income (loss) before extraordinary item	5,817	(3,214)	9,157	(6,482)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	798	714	2,812

Net income (loss)	$5,817	$(2,416)	$9,871	$(3,670)

Other comprehensive income (loss), net of tax:

Foreign currency translation adjustments	(754)	(380)	(543)	(1,504)

Comprehensive income (loss)	$5,063	$(2,796)	$9,328	$(5,174)

Earnings (loss) per common share:

Basic:

Income (loss) before extraordinary item	$0.05	$(0.03)	$0.08	$(0.06)

Extraordinary item, net of income tax expense	—	0.01	0.01	0.03

Net income (loss)	$0.05	$(0.02)	$0.09	$(0.03)

Diluted:

Income (loss) before extraordinary item	$0.05	$(0.03)	$0.08	$(0.06)

Extraordinary item, net of income tax expense	—	0.01	0.01	0.03

Net income (loss)	$0.05	$(0.02)	$0.09	$(0.03)

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 39 weeks ended

	October 28, 2001	October 29, 2000

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income (loss)	$9,871	$(3,670)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:

Depreciation and amortization	40,687	32,250

Write-off of PETsMART.com goodwill	8,575	—

Impairment charge and write-down of subsidiary assets	9,027	—

Loss on disposal of property and equipment	3,236	170

Deferred income taxes	(18,885)	—

Equity loss in PETsMART.com	—	27,171

Minority interest in subsidiary loss	(1,765)	—

Extraordinary gain on early extinguishment of debt	(1,190)	(4,688)

Changes in assets and liabilities:

Receivables, net	2,142	9,228

Merchandise inventories	(14,876)	11,226

Prepaid expenses and other current assets	(7,357)	(2,545)

Other assets	(513)	(862)

Accounts payable	(10,017)	5,830

Accrued payroll and employee benefits	11,534	(9,196)

Accrued occupancy expenses	7,068	6,216

Accrued merger, business integration and restructuring costs	1,492	(4,711)

Other accrued expenses	30,890	1,955

Deferred rents and other liabilities	(594)	918

Net cash provided by operating activities	69,325	69,292

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(73,887)	(30,689)

Investment in cost holdings	—	(3,677)

Investment in PETsMART.com	(741)	(21,334)

Proceeds from sales of property and equipment	3,528	25

Net cash used in investing activities	(71,100)	(55,675)

CASH FLOWS USED IN FINANCING ACTIVITIES:

Proceeds from issuance of common stock	2,739	1,814

Notes and interest receivable from officers, net	(84)	(3,627)

Purchases of treasury stock	—	(2,368)

Borrowings from bank credit facility	112,200	366,500

Repayments of bank credit facility	(96,200)	(332,500)

Purchases of subordinated convertible notes	(6,382)	(13,630)

Payments on capital lease obligations	(8,679)	(11,009)

Decrease in bank overdraft	(7,774)	(18,709)

Payment of deferred financing fees	(2,280)	—

Net cash used in financing activities	(6,460)	(13,529)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	75	(1,504)

DECREASE IN CASH AND CASH EQUIVALENTS	(8,160)	(1,416)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	43,827	41,498

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$35,667	$40,082

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

         The accompanying unaudited consolidated financial statements of PETsMART, Inc. and Subsidiaries (“PETsMART” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature), necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

         Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2001, are not necessarily indicative of the results to be expected for the full year. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended January 28, 2001, included in the Company’s Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 30, 2001.

NOTE 2 – ACQUISITION OF CONTROLLING INTEREST IN PETsMART.com:

         In December 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”). As a result of the Transaction, the Company increased its voting ownership to approximately 81% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to approximately 83% and triggered a tax event that allowed the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter 2001, the Company recorded a deferred tax asset of $18,885,000, eliminated the goodwill associated with the Transaction of $8,575,000 and recorded a tax benefit of $10,310,000.

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

	Thirteen weeks	Thirty-nine weeks
	ended October 29,2000	ended October 29, 2000

Net sales	$546,559	$1,633,826

Loss before extraordinary item	$(8,489)	$(16,708)

Loss per share before extraordinary item	$(0.08)	$(0.15)

         The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual results of operations would have been had the transaction occurred at the beginning of the period presented and are not intended to be a projection of future results or trends.

NOTE 3 – DEBT:

         On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The new arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $107.1 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. The Company incurred approximately $3,596,000 of loan fees, which are being amortized over the life of the agreement. As of October 28, 2001, $16,000,000 is outstanding under the credit facility.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – TREASURY STOCK:

         As of January 28, 2001, the Company held 6,350,000 shares of common stock at a cost of $27,578,000. In June 2001, the Company filed a Registration Statement on Form S-8 with the Securities and Exchange Commission to register the same number of shares for issuance under the Company’s 1997 Non-Officer Equity Incentive Plan. As a result, these shares were canceled subject to reissuance.

NOTE 5 – NOTES RECEIVABLE FROM OFFICERS:

         During fiscal 2000, the Company began providing loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, sale of the underlying common stock or the officers’ termination of employment. During the thirty-nine weeks ended October 28, 2001, the Company recorded $426,000 of accrued interest under this program and received a repayment of $342,000 from an officer who was terminated.

NOTE 6 – SPECIAL CHARGES

Impairment of Long-Lived Assets, Asset Write-Downs and Lease Reserves

         During the second quarter 2001, the Company recorded an impairment charge of approximately $6.9 million, a write-down of inventory of approximately $2.1 million, a charge of approximately $7.4 million for future rental payments and a charge of approximately $1.0 million for other asset write-downs and reserves. Charges for the second quarter totaled $17.4 million.

         As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The analysis indicated an impairment of $6.9 million associated with PETsMART Direct’s building, fixtures, equipment and software, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also during the second quarter 2001, the Company analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2.1 million charge to cost of sales to record the inventory at its net realizable value. The Company can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

         In addition, charges totaling approximately $7.4 million and $1.5 million were recorded in the second and third quarter of 2001, respectively, for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Approximately $2.7 million and $.8 million in the second and third quarter of 2001, respectively, of these charges were to increase previously established restructuring reserves, as discussed below. The charges were recorded in general and administrative expenses. The Company can make no assurances that additional charges will not be required based on the changing real estate environment.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – SPECIAL CHARGES (cont’d):

Merger, Integration and Restructuring Costs

         During the thirteen and thirty-nine weeks ended October 28, 2001, the Company recorded charges of approximately $0.8 million and $3.5 million, respectively, to increase its previously established reserves for future rental payments on certain closed stores due to the Company’s inability to sublease such stores to date. A rollforward of the activity of the accrued merger, business integration and restructuring accrual is summarized as follows (in thousands):

	39 Weeks Ended	Year Ended
	October 28,	January 28,
	2001	2001

Opening balance	$4,822	$10,410

Additions	3,486	—

Payments against reserve	(1,994)	(5,588)

Ending balance	$6,314	$4,822

         The remaining accrual at each period end included in the accrued merger, business integration and restructuring accrual are summarized as follows (in thousands):

	As of

	October 28, 2001	January 28, 2001

Store lease termination costs	$4,787	$3,264

Equipment lease termination costs	1,073	1,158

Real estate and store closure costs	454	400

	$6,314	$4,822

The reserves principally relate to lease payments due over lease terms expiring between 2002 and 2017, and costs to be incurred at the end of the lease term.

NOTE 7 – GAIN ON EARLY EXTINGUISHMENT OF DEBT:

         In April 2000, the Company’s Board of Directors approved the purchase of an aggregate of up to $25,000,000 of its common stock or its subordinated convertible notes, annually, for each of the fiscal years through fiscal 2002. The Company’s policy on the purchase of stock or subordinated debt is to make market purchases when the price is advantageous and as cash flows allow, in order to maintain appropriate liquidity.

         During the thirteen weeks ended October 28, 2001, the Company did not repurchase any of its 6¾% Subordinated Convertible Notes (the “Notes”) due 2004. For the thirty-nine weeks ended October 28, 2001, the Company repurchased and retired Notes with a face value of $7,750,000 at a discounted price of $6,382,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $178,000 was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $714,000, net of related income taxes of approximately $476,000, for the thirty-nine weeks ended October 28, 2001.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – GAIN ON EARLY EXTINGUISHMENT OF DEBT (cont’d):

         During the thirteen and thirty-nine weeks ended October 29, 2000, the Company repurchased and retired Notes with a face value of $7,500,000 and $18,750,000 at discounted prices of $5,996,000 and $13,630,000, respectively. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $173,000 and $432,000 for the thirteen and thirty-nine weeks ended October 29, 2000, respectively, were written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $798,000 and $2,812,000, net of related income taxes of approximately $533,000 and $1,876,000, respectively, for the thirteen and thirty-nine weeks ended October 29, 2000, respectively.

NOTE 8 – COMPREHENSIVE INCOME (LOSS):

         The income tax benefit related to the foreign currency translation adjustment was approximately $503,000 and $362,000 for the thirteen and thirty-nine weeks ended October 28, 2001, respectively. For the thirteen and thirty-nine weeks ended October 29, 2000, the income tax benefit related to the foreign currency translation adjustment was approximately $253,000 and $1,003,000.

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

         A reconciliation of the basic and diluted earnings per share computations for the thirteen and thirty-nine weeks ended October 28, 2001 and October 29, 2000 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended

	October 28, 2001			October 29, 2000

		Weighted			Weighted
		Average	Per Share		Average	Per Share
	Income	Shares	Amount	Income (loss)		Shares	Amount

Income (loss) before extraordinary item	$5,817	111,890	$0.05	$(3,214)	111,273	$(0.03)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	111,890	—	798	111,273	0.01

Net income (loss) per common share — basic	5,817	111,890	0.05	(2,416)	111,273	(0.02)

Effect of dilutive securities:

Options	—	2,508		—	—	—

Net income (loss) per common share — diluted	$5,817	114,398	$0.05	$(2,416)	111,273	$(0.02)

		Thirty-nine Weeks Ended

	October 28, 2001			October 29, 2000

		Weighted			Weighted
		Average	Per Share	Income	Average	Per Share
	Income	Shares	Amount	(loss)	Shares	Amount

Income (loss) before extraordinary item	$9,157	111,743	$0.08	$(6,482)	111,338	$(0.06)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	714	111,743	0.01	2,812	111,338	0.03

Net income (loss) per common share — basic	9,871	111,743	0.09	(3,670)	111,338	(0.03)

Effect of dilutive securities:

Options	—	1,634	—	—	—	—

Net income (loss) per common share — diluted	$9,871	113,377	$0.09	$(3,670)	111,338	$(0.03)

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 — EARNINGS PER SHARE (cont’d):

         At October 28, 2001, no shares of common stock had been issued upon conversion of the Notes. The Notes are convertible into an aggregate of approximately 19,829,000 shares of common stock and may be redeemed, in whole or in part, by the Company at any time after November 1, 2000, at a premium. These shares were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2001, or October 29, 2000, due to the anti-dilutive effect they would have on earnings per share if converted. Dilutive securities for the periods presented consist of employee and director stock options.

NOTE 10 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         Effective January 29, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s financial position and results of operations.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, amortization of goodwill and intangibles without a finite life ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $792,000 on an annualized basis will cease. The Company has not yet determined the financial statement impact that may result from the adoption of this Statement.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard beginning fiscal 2002 and does not expect that the adoption will have a significant impact on the Company’s financial position and results of operations.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 – CONTINGENCIES:

         On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. Plaintiffs have filed a first amended consolidated complaint and PETsMART has moved to dismiss the first amended consolidated complaint. The Company believes plaintiffs’ allegations are without merit and will continue to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

NOTE 12 — FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         The Company sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, fish, birds and small animals and other goods and equine-related products through retail stores, catalogs and e-commerce. Additionally, the Company provides directly or indirectly through a related party, grooming, training and veterinary services in many of its retail locations. As of October 28, 2001, the Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s direct marketing operations for equine products, including its separate corporate and warehousing functions. The PETsMART.com segment represents the Company’s e-commerce and pet catalog operations. This segmentation is consistent with the format reviewed by the Company’s management.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — FINANCIAL INFORMATION BY BUSINESS SEGMENT (cont’d):

         Operating results and other financial data by business segment for the thirteen and thirty-nine weeks ended October 28, 2001 and October 29, 2000, were as follows (in thousands):

	For the 13 Weeks Ended		For the 39 Weeks Ended

	October 28, 2001	October 29, 2000	October 28, 2001	October 29, 2000

Net sales:

PETsMART North America	$574,717	$519,623	$1,685,560	$1,546,386

PETsMART.com	11,277	—	37,293	—

PETsMART Direct – External customers	12,621	21,693	40,393	67,487

PETsMART Direct – Intersegment	7,126	5,847	19,910	17,842

Eliminations	(7,126)	(5,847)	(19,910)	(17,842)

Total net sales	$598,615	$541,316	$1,763,246	$1,613,873

Operating income (loss):

PETsMART North America	$19,864	$5,739	$38,805	$29,473

PETsMART.com	(3,015)	—	(10,264)	—

PETsMART Direct – External customers	(2,607)	(1,421)	(16,379)	(882)

PETsMART Direct – Intersegment	1,068	879	3,103	2,678

Eliminations	(1,068)	(879)	(3,103)	(2,678)

Operating income	14,242	4,318	12,162	28,591

Interest income	264	1,015	1,667	2,606

Interest expense	(5,267)	(5,843)	(18,379)	(17,496)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	$9,239	$(510)	$(4,550)	$13,701

Depreciation and amortization:

PETsMART North America	$13,883	$9,967	$38,144	$30,857

PETsMART.com	317	—	1,161	—

PETsMART Direct	490	489	1,382	1,393

Total depreciation and amortization	$14,690	$10,456	$40,687	$32,250

Total assets by business segment as of October 28, 2001, and January 28, 2001, were as follows (in thousands):

	October 28, 2001	January 28, 2001

PETsMART North America	$783,856	$721,234

PETsMART.com	9,543	20,427

PETsMART Direct	31,752	40,486

	$825,151	$782,147

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

Overview

         PETsMART, Inc. and its subsidiaries (“PETsMART” or the “Company”) is the leading provider of products, services and solutions for the lifetime needs of pets. At October 28, 2001, the Company operated 558 retail stores in North America, as well as the Internet’s most popular pet e-commerce site and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet HospitalTM, PETsMART facilitates the full-service veterinary care in approximately half its stores.

         In December 2000, the Company acquired a controlling interest in PETsMART.com, Inc. (“PETsMART.com”) (the “Transaction”), the most popular e-commerce pet food and supply business which began operations in 1999. As a result of the Transaction, the Company increased its voting ownership to approximately 81% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional shares from minority shareholders and increased its voting ownership to approximately 83%.

         The Company expects that any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of its store base (an average age of approximately 5 years as of October 28, 2001), as well as the planned opening of additional stores in existing markets, the Company anticipates that comparable store sales increases may be lower in future periods. As a result of its expansion plans, the Company anticipates the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause the Company’s quarterly results of operations to fluctuate. In addition, because new stores have higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. The Company charges preopening costs associated with each new location to earnings as the costs are incurred.

         In fiscal 2001, the Company expects to open approximately 35 new stores and remodel approximately 140 stores under a new format that eliminates the warehouse layout and organizes consumable and hard good products by pet species. The new format also provides higher visibility to the Company’s grooming, training and veterinary care services, which have a higher gross margin than the core store products. Also, in July 2001, the Company invested in training for its approximately 20,000 associates as part of an effort to establish a cultural shift with an emphasis on customer service and providing pet solutions. The Company has five forward distribution centers, which supply the stores with in-demand products and have contributed to the reduction in overall store inventory.

         In the second quarter of fiscal 2001, the Company recorded a charge of $7.4 million for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Also in the second quarter of fiscal 2001, the Company recorded an impairment charge of approximately $6.9 million associated with PETsMART Direct’s building, fixtures, equipment and software, due to continued losses incurred at PETsMART Direct and an analysis of its current business model, a charge of $2.1 million related to a write-down of inventory at PETsMART Direct after the Company analyzed such inventory and decided to discount or dispose of certain items and a charge of approximately $1.0 million for other asset write-downs and reserves. These charges for the second quarter 2001 totaled $17.4 million. Charges to general and administrative expense totaled $15.3 million, of which $7.8 million was recorded for North America and $7.5 million for PETsMART Direct. Charges to cost of sales totaled $2.1 million, all for PETsMART Direct, for inventory write-downs.

Results of Operations

         The following table sets forth the percentage relationship to net sales of certain items included in the Company’s Consolidated Statements of Operations. PETsMART.com’s results have been included on a consolidated basis for the thirteen and thirty-nine weeks ended October 28, 2001.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Oct. 28, 2001	Oct. 29, 2000	Oct. 28, 2001	Oct. 29, 2000

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	71.4	75.3	72.5	74.7

Gross profit	28.6	24.7	27.5	25.3

Store operating expenses	21.2	20.4	21.2	20.0

Store preopening expenses	0.1	0.1	0.1	0.2

General and administrative expenses	4.9	3.4	5.5	3.4

Operating income	2.4	0.8	0.7	1.7

Interest income	—	0.2	0.1	0.2

Interest expense	(0.9)	(1.1)	(1.1)	(1.1)

Income (loss) before equity loss in PETsMART.com, income tax expense (benefit), minority interest and extraordinary item	1.5	(0.1)	(0.3)	0.8

Equity loss in PETsMART.com	—	(1.1)	—	(1.6)

Income (loss) before income tax expense (benefit), minority interest and extraordinary item	1.5	(1.2)	(0.3)	(0.8)

Income tax expense (benefit)	0.6	(0.6)	(0.7)	(0.4)

Income (loss) before minority interest and extraordinary item	0.9	(0.6)	0.4	(0.4)

Minority interest in PETsMART.com	0.1	—	0.1	—

Income (loss) before extraordinary item	1.0	(0.6)	0.5	(0.4)

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	0.2	0.1	0.2

Net income (loss)	1.0%	(0.4)%	0.6%	(0.2)%

         In the thirteen and thirty-nine week periods of fiscal 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized its loss percentage based upon the equity method of accounting. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. The controlling interest was acquired through cash, stock and the contribution of the pet catalog net assets. Therefore, the catalog results are included in the PETsMART.com financial statements for fiscal 2001. Prior to the contribution, the catalog results were included in the PETsMART Direct financial statements for fiscal 2000.

Thirteen Weeks Ended October 28, 2001 Compared with Thirteen Weeks Ended October 29, 2000

         Net sales increased 10.6% to $598.6 million for the thirteen weeks ended October 28, 2001, from $541.3 million for the thirteen weeks ended October 29, 2000. With additional stores and a 7.6% increase in comparable store sales, North American net sales increased 10.6% in the third quarter 2001 to $574.7 million, from $519.6 million in the third quarter 2000. At October 28, 2001, the Company operated 558 stores compared with 533 stores at October 29, 2000. Since October 29, 2000, the Company has opened 33 new stores, of which eight were opened in the third quarter 2001, and closed eight stores. Also contributing to the store sales increase was a 27.8% increase in grooming and training revenue for the thirteen weeks ended October 28, 2001 compared with the same period in 2000. Net sales related to the catalog and Internet businesses increased to $23.9 million in third quarter 2001 compared with $21.7 million for the same period in 2000, primarily due to additional sales from PETsMART.com, which were not included on a consolidated basis in the third quarter 2000.

         Gross profit increased as a percentage of net sales to 28.6% for third quarter 2001, from 24.7% in third quarter 2000. The increase primarily reflected lower product cost of goods and sales of higher margin products for North American stores during the third quarter 2001 as compared with the same period in 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. The reduction in product cost of goods sold was primarily the result of the Company’s shift in purchasing arrangements with vendors, as well as a decrease in costs related to shrink. The shift from the traditional volume and promotional discounts received to a more competitive unit pricing began during the first quarter of fiscal 2000 and the majority of those purchase cost reductions have now been cycled through the inventory system.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 21.2% for third quarter 2001, from 20.4% for third quarter 2000. North American store operating expenses primarily drove the increase and totaled $115.5 million in third quarter 2001 compared with $100.7 million in third quarter 2000. The higher North American store operating expenses primarily reflected increased payroll and benefits. Store operating expenses related to the catalog and Internet businesses increased due to additional expenses from PETsMART.com, which were not included on a consolidated basis in the third quarter 2000.

         General and administrative expenses as a percentage of net sales increased to 4.9% for third quarter 2001 from 3.4% for third quarter 2000, primarily due to increases in North America. North America general and administrative expenses increased primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas and higher bonus accruals related to Company performance in the third quarter. General and administrative expenses related to the catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis in the third quarter 2000.

         The Company’s consolidated operating income increased $9.9 million to $14.2 million for third quarter 2001 compared with operating income of $4.3 million in third quarter 2000. Operating income for North America increased $14.1 million to $19.9 million for the thirteen weeks ended October 28, 2001 from $5.8 million for the same period in 2000. The increase is due to higher sales volume and gross margin, partially offset by the increase in store operating expenses and general and administrative expenses. The catalog and Internet businesses incurred an operating loss of $5.6 million in third quarter 2001, compared with $1.4 million for the same period in 2000, primarily due to the operating loss from PETsMART.com, which was not included on a consolidated basis in the third quarter 2000.

         Interest expense decreased to $5.3 million for the third quarter 2001, from $5.8 million for third quarter 2000, primarily due a reduction in the amount of 6¾% Subordinated Convertible Notes (the “Notes”) outstanding as a result of debt repurchases of $7.8 million made since third quarter 2000. In addition, the Company had a lower average outstanding balance on its line of credit during third quarter 2001 as compared with third quarter 2000.

         In the third quarter 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $5.9 million. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional convertible voting preferred stock, which increased its voting ownership to approximately 83%. Minority interest represents the recognition of the minority interest in the pre-tax loss of PETsMART.com for the third quarter 2001.

         For the third quarter 2001, the $3.9 million income tax expense represented an effective tax rate of 42.0%. For the third quarter 2000, the $3.2 million income tax benefit represented an effective tax rate of 50.2% and differed from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company’s equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company’s annual effective tax rate for third quarter 2000 was 40.9%. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

         During the thirteen weeks ended October 29, 2000, the Company repurchased and retired Notes with a face value $7.5 million at a discounted price of $6.0 million. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $0.2 million was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $0.8 million net of related income taxes of approximately $0.5 million for the thirteen weeks ended October 29, 2000.

Thirty-Nine Weeks Ended October 28, 2001 Compared with Thirty-Nine Weeks Ended October 29, 2000

         Net sales increased 9.3% to $1,763.2 million for the thirty-nine weeks ended October 28, 2001, from $1,613.9 million for the thirty-nine weeks ended October 29, 2000. With additional stores and a 5.4% increase in comparable store sales, North American net sales increased 9.0% for nine-month period in 2001 to $1,685.6 million, from $1,546.4 million for the same period in 2000. At October 28, 2001, the Company operated 558 stores compared with 533 stores at October 29, 2000. Since October 29, 2000, the Company has opened 33 new stores, of which 32 were opened in the nine-month period of 2001, and closed eight stores. Also contributing to the store sales increase was a 21.3% increase in grooming and training revenue for the thirty-nine weeks ended October 28, 2001 compared with the same period in 2000. Net sales related to the catalog and Internet businesses increased 15.1% to $77.7 million for the thirty-nine weeks ended October 28, 2001, compared with $67.5 million for the same period in 2000. The increase in catalog and Internet sales was due to the inclusion of PETsMART.com’s sales for the thirty-nine weeks in 2001 due to consolidation accounting that began during the fourth quarter of fiscal 2000.

         Gross profit increased as a percentage of net sales to 27.5% for the thirty-nine weeks ended October 28, 2001, from 25.3% for the thirty-nine weeks ended October 29, 2000. The increase primarily reflected lower product cost of goods sold and sales of higher margin products for North American stores during the thirty-nine weeks ended October 28, 2001, as compared with the same period in 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. The reduction in product cost of goods sold was primarily the result of the Company’s shift in purchasing arrangements with vendors, as well as a decrease in costs related to shrink. The shift from the traditional volume and promotional discounts received to a more competitive unit pricing began during the first quarter of fiscal 2000 and the majority of those purchase cost reductions have now been cycled through the inventory system.

         Store operating expenses, which include payroll and benefits, advertising and other store level expenses, increased as a percentage of net sales to 21.2% for the thirty-nine weeks ended October 28, 2001, from 20.0% for the thirty-nine weeks ended October 29, 2000. North American store operating expenses primarily drove the increase and totaled $340.2 million for the thirty-nine weeks ended October 28, 2001 compared with $296.3 million for the same period in 2000. The higher North America store operating expenses primarily reflected increased payroll and benefits. Store operating expenses related to the catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis for the nine-month period of 2000.

         Store preopening expenses declined to $1.9 million for the thirty-nine weeks ended October 28, 2001, from $3.3 million for the same period in 2000 due to fewer store openings in 2001. For the nine-month period of 2001, the Company opened 32 stores, compared with 50 store openings for the same period in 2000.

         General and administrative expenses as a percentage of net sales increased to 5.5% for the thirty-nine weeks ended October 28, 2001, from 3.4% for the same period in 2000. In the second quarter 2001, the Company recorded a charge of $6.9 million related to an impairment associated with the write-down for buildings, software and equipment and $1.0 million for other asset write-downs and reserves for PETsMART Direct. Also, in the second and third quarter of 2001, the Company recorded charges of $7.4 million and $1.5 million, respectively, for future rental payments under operating leases on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Together these charges totaled $16.8 million. Excluding these charges, the general and administrative expenses were $79.9 million and increased to 4.5% of net sales primarily due to increases in North America. Excluding the charges, North American general and administrative expenses increased primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas, increased training expenses and higher bonus accruals related to Company performance for the nine-month period in 2001. Excluding the charges, general and administrative expenses related to the catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis in the nine-month period in 2000.

         The Company’s consolidated operating income decreased $16.4 million to $12.2 million for the thirty-nine weeks ended October 28, 2001 compared with operating income of $28.6 million for the same period in 2000. As mentioned above, the Company recorded charges totaling $10.0 million for asset impairments, write-downs and other reserves of PETsMART Direct and $8.9 million for lease reserves in 2001. Excluding these charges, operating income for the thirty-nine weeks ended October 28, 2001 was $31.1 million. Excluding the charge associated with the lease reserves on closed stores, operating income for North America increased to $47.7 million for the nine-month period in 2001, compared with $29.5 million for the same period in 2000. The increase is primarily due to higher sales volume and gross margins, partially offset by higher store operating expenses and general and administrative expenses. The catalog and Internet businesses incurred an operating loss of $26.6 million for the thirty-nine weeks ended October 28, 2001, and excluding the write-downs for PETsMART Direct, the operating loss increased to $17.4 million, compared with $0.9 million for the same period in 2000, primarily due to the operating loss from PETsMART.com, which was not included on a consolidated basis in the nine-month period of 2000.

         Interest expense increased to $18.4 million for the thirty-nine weeks ended October 28, 2001, from $17.5 million for thirty-nine weeks ended October 29, 2000, primarily due to unamortized bank fees that were written-off when the Company entered into a new credit agreement on April 30, 2001, partially offset by a reduction in the amount of the Notes outstanding as a result of debt repurchases of $7.8 million made since third quarter 2000. In addition, the Company had a lower average outstanding balance on its line of credit during the nine-month period in 2001 as compared with the same period in 2000.

         For the thirty-nine weeks ended October 29, 2000, the Company had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $27.2 million. In December 2000, the Company acquired a controlling interest in PETsMART.com, increased its voting ownership to approximately 81% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. In June 2001, the Company purchased additional convertible voting preferred stock from minority shareholders, which increased its voting ownership to approximately 83%. Minority interest in subsidiary represents the recognition of the minority interest in the pre-tax loss of PETsMART.com for the nine-month period in 2001.

         For thirty-nine weeks ended October 28, 2001, the $11.9 million income tax benefit represents a tax benefit of $10.3 million associated with the June 2001 increase in ownership of PETsMART.com (see Note 2) and a tax benefit of $1.6 million related to the nine-month period loss, or an effective rate of 35.9%, compared with and effective tax rate of 51.9% for the same period in 2000. The effective tax rate for fiscal 2000 differed from the expected U.S. federal rate due principally to the non-deductibility of the losses from the Company’s equity investment in PETsMART.com and other permanent differences. Excluding the effects of the non-deductible equity losses, the Company’s annual effective tax rate for nine-month period in 2000 was 40.9%. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

         During the nine-month period in 2001 and 2000, the Company repurchased and retired Notes with a face value of $7.8 million and $18.8 million at discounted prices of $6.4 million and $13.6 million, respectively. The Company recognized an extraordinary gain related to the early extinguishment of this debt for the thirty-nine weeks ended October 28, 2001 of approximately $0.7 million, net of unamortized deferred financing costs of $0.2 million and net of related income taxes of approximately $0.5 million. For the same period in 2000, the Company recognized an extraordinary gain related to the early extinguishment of this debt of $2.8 million, net of unamortized deferred financing costs of $0.4 million and net of related income taxes of $1.9 million.

Liquidity and Capital Resources

         Cash provided by operations was unchanged at $69.3 million for the thirty-nine weeks ended October 28, 2001, compared with $69.3 million for the same period of the prior year. For the nine-month period ended October 28, 2001, the Company had higher net income and an increase in accrued expenses and accrued payroll and employee benefits. These increases were partially offset by an increase in deferred income taxes associated with the June 2001 increase in ownership of PETsMART.com (see Note 2), a decrease in accounts payable and an increase in merchandise inventory. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 35.0% at October 28, 2001, compared with 41.9% at January 28, 2001. Inventory balances were $334.9 million at October 28, 2001 and $322.5 million at January 28, 2001. Average North American store inventory, which excludes the inventory of PETsMART Direct and PETsMART.com, was flat at approximately $565,000 per store at October 28, 2001, and approximately $566,000 at January 28, 2001, and decreased 12.2% compared with the inventory levels at October 29, 2000. Inventory levels are typically higher during the last half of the year in preparation for the holiday season. Decreases over the prior year reflect favorable efficiencies gained in stores served by forward distribution centers.

         The Company’s primary long-term capital requirements consist of opening new stores and distribution centers, remodeling existing stores to a new store format and expenditures associated with the equipment and computer software in support of its system initiatives. For the thirty-nine weeks ended October 28, 2001, the Company incurred $73.9 million in capital expenditures compared with $30.7 million for the same period in 2000. The increase in spending was primarily due to the acquisition of a distribution center. In November, 2001 the Company entered into a sale leaseback transaction for the distribution center for $23.6 million with no gain or loss recorded as a result of the transaction.

         In June 2001, the Company purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $741,000. For the thirty-nine weeks ended October 29, 2000, the Company used $3.7 million to invest in its minority interest holdings of MMI Holdings, Inc. and purchased 1,361,027 shares of common stock and 3,511,991 shares of preferred stock for $21.3 million from PETsMART.com.

         Net cash used in financing activities consisted primarily of borrowings and repayments on the Company’s credit facility, principal payments on capital lease obligations, retirement of its Notes, and repurchase of the Company’s common stock. In April 2000, the Company’s Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three fiscal years. The Company’s policy on the purchase of common stock or Notes is to make market purchases when the price is advantageous and as cash flows allow in order to maintain appropriate liquidity. For the thirty-nine weeks ended October 28, 2001 and October 29, 2000, the Company used $6.4 million and $13.6 million, respectively, to purchase its Notes with a face value of $7.8 million and $18.8 million, respectively. During the thirty-nine weeks ended October 29, 2000, the Company purchased 800,000 shares of its common stock for $2.4 million, or an average price of $2.92 per share.

         All of the Company’s stores are leased facilities. The Company expects to open approximately 35 new stores and has remodeled approximately 140 stores in fiscal 2001. New stores require capital expenditures of approximately $425,000 for fixtures, equipment and leasehold improvements, approximately $325,000 for inventory, net of accounts payable and approximately $95,000 for preopening costs. Based upon the Company’s current plan to open approximately 3 new North American stores during the remainder of fiscal 2001, as well as continue to invest in the development of its information system, the Company expects capital spending to be approximately $80 million for fiscal 2001, net of sales leaseback transactions.

         On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. In addition, the Company obtained financing for up to $107.1 million to refinance certain financing arrangements related to properties leased by the Company under structured lease facilities. As of October 28, 2001, the Company had $16.0 million outstanding under the credit facility.

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

Seasonality and Inflation

         The Company’s business is subject to some seasonal fluctuations and it typically realizes increased sales volume and a substantial portion of its operating profits during the fourth fiscal quarter. In addition, sales of certain of the Company’s products and services designed to address pet health needs have been and may continue to be negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. Also, because PETsMART’s stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

         The Company’s results of operations and financial position are presented based upon historical cost. Although the Company cannot accurately anticipate the effect of inflation on its operations, it does not believe inflation is likely to have a material adverse effect on its net sales or results of operations.

Recent Accounting Pronouncements

         Effective January 29, 2001, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on the Company’s financial position and results of operations.

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company is currently assessing the impact of SFAS No. 142, and will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $792,000 on an annualized basis will cease. The Company has not yet determined the financial statement impact that may result from the adoption of this Statement.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be

Disposed Of” and amends APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analysis conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the scope to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard beginning fiscal 2002 and does not expect that the adoption will have a significant impact on the Company’s financial position and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

         The Company is subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in the Company’s credit standing. See disclosures under Item 7a, “Quantitative and Qualitative Disclosures About Market Risks” in the Company’s annual report on Form 10-K for the year ended January 28, 2001. No significant changes have occurred during the thirty-nine weeks ended October 28, 2001 in relation to these market risks.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. This complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. Plaintiffs have filed a first amended consolidated complaint as to which it is likely that PETsMART will move to dismiss. The Company believes that plaintiffs’ allegations are without merit and intends to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         None

(b)  Reports on Form 8-K

         During the thirteen weeks ended October 28, 2001, the Company filed no reports on Form 8-K.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETsMART, Inc.

/s/ Brian F. Miller Brian F. Miller Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)

December 10, 2001