Form 10-K
period 2002-02-03
PETSMART INC
filed 2002-04-15
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Based on the closing sale price of $13.98 on April 5, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant was $1,839,060,430.

      On April 5, 2002 there were outstanding 133,178,891 shares of the Registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

(To The Extent Indicated Herein)

      Registrant’s Proxy Statement (specified portions) with respect to the Annual Meeting of Stockholders to be held June 27, 2002.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipates,” “believes,” “can,” “continue,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance, or achievements expressed or implied by these forward-looking statements.

      Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations are as of the date this Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform these statements to actual results, unless required by law.

Item 1.     Business

General

      Founded in 1987, we are the leading provider of products, services, and solutions for the lifetime needs of pets. As of February 3, 2002, we operated 560 retail stores in North America, as well as the Internet’s most popular pet e-commerce site, and several major branded catalogs and affiliated web sites that market supplies for pets and horses. The majority of our stores feature pet styling salons that offer high-quality grooming services. In addition, our stores offer complete pet training services. Through our strategic relationship with Banfield, The Pet Hospital™, we facilitate full-service veterinary care in approximately half our stores.

The Pet Food and Pet Supply Industry

      The pet product industry serves a large and growing market. In 2001, the American Pet Product Manufacturers Association, or APPMA, estimated the market for pet products and supplies, excluding services, is approximately $35 billion. Pets, including fish, have become increasingly prevalent in United States households and now number approximately 353 million based on the 2001 APPMA National Pet Owners Survey. Demand for pets is primarily influenced by family formation as most pets are owned by families with children between the ages of five and nineteen. Sixty-two percent of United States households own a pet and 46% of those households own more than one, according to the 2001 APPMA study. The Pet Incidence Trend Report, a census of pet dog and cat populations in the United States, reports that in 2001, 55% of all American households had at least one dog or cat.

      Dog food, cat food, and treats represent the largest volume categories of pet-related products. According to InfoScan Audits and Surveys, an integrated intelligent character recognition software developed by Data & Research Services, plc., a company that specializes in automatic data capture systems, in 2001, sales of dog food, cat food, and treat sales in the United States were approximately $11.0 billion, up 6.2% from 2000. We estimate that supermarket pet food brands, such as Purina, Pedigree, Alpo, and Friskies accounted for approximately 63% of United States pet food sales in 2001. In recent years, supermarkets’ share of total pet food sales has decreased as a result of increased competition from superstores, club stores, mass merchandisers, Internet retailers, and specialty pet stores as well as the growing proportion of sales of premium foods. Premium pet food brands such as Nutro, Science Diet, ProPlan, and Eukenuba, which offer higher levels of nutrition than non-premium brands, accounted for approximately 37% of total pet food sales in 2001. Many of these premium pet foods are not currently sold through supermarkets, warehouse clubs, and mass merchandisers due to manufacturers’ restrictions, but are sold primarily through superstores, such as our stores, specialty pet stores, veterinarians, and farm and feed stores.

      United States sales of pet supplies, consisting of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies, were approximately $5.1 billion in 2000, up 33% over 1996, according to Packaged Facts, a consumer market research company. Packaged Facts projects sales growth in supplies at 6% annually, exceeding $6.8 billion by 2005. The channels of distribution for pet supplies are highly fragmented, with superstores and discount stores estimated to account for approximately 41% of United States sales volume.

      We estimated the total United States sales of equine feed, tack, riding apparel, and related supplies and equipment were approximately $10.1 billion in 2001.

Merchandise

      Merchandise, which represented approximately 95% of our retail revenues in fiscal 2001, generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or mass merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats, and litter comprised approximately 45% of our retail revenues in fiscal 2001.

•	Pet Supplies. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers, dog houses, cat furniture, and equestrian supplies. We also offer a complete line of supplies for fish, birds and small pets, including aquariums, filters, birdcages, and small pet supplies. We have an equine department in certain stores serving trade areas that have high rates of horse ownership. The sale of pet supplies comprised approximately 46% of our retail revenues in fiscal 2001.

•	Live Pets and Other Goods. Our stores feature fresh-water tropical fish and domestically bred birds, reptiles, and small pets. Live pets and other non-pet supply goods comprised approximately 4% of our retail revenues in fiscal 2001.

Pet Services

      Pet services, which include grooming and obedience training, represented approximately 5% of our retail revenues in fiscal 2001. We also offer veterinary care that is provided in store by Banfield, the Pet Hospital™. United States sales of pet services, excluding veterinary services, were estimated by the Business Communications Company, a company that studies the market, economic, and technological developments across a broad industry range, at approximately $1.9 billion in 2000. We consider the pet services industry to be highly fragmented and significantly under-served and many pet owners do not regularly use pet services due to inconvenience, a lack of awareness or the cost of the services provided.

      Unlike our principal competitors, we offer a wide range of services for the pet owner. We offer full-service grooming and pet training services at almost all of our stores. At February 3, 2002, we allocated approximately 382,000 square feet of space, or nearly 680 square feet per pet salon, for grooming services in our stores. Our pet stylists are trained through a proven, 15-week program that teaches exceptional grooming skills using safe and gentle handling techniques. A broad range of personalized services are available in our pet salons, from toenail trimming to toothbrushing to a precision cut, shampoo, and style. Pet training services range from puppy classes to advanced and private courses. Total revenues from grooming and pet training grew nearly 29% from $91.9 million in fiscal 2000 to $118.2 million in fiscal 2001.

Veterinary Services

      The availability of comprehensive veterinary care further differentiates PETsMART and reflects our overall commitment to pet care. Full-service veterinary hospitals in our stores generally offer routine examinations and vaccinations, dental care, a pharmacy, and both routine and complex surgical procedures. Our prototype 2,000 square foot in-store hospital provides state-of-the-art operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. Through proprietary computerized diagnosis software, we believe these hospitals offer customers more sophisticated services than traditional veterinary competitors typically provide. Many of our stores without in-store hospitals offer routine vaccinations and wellness services.

      As of February 3, 2002, veterinary hospitals operated in 277 of our stores. Substantially all of these hospitals are operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operating under the trade name of Banfield, The Pet Hospital™. As of February 3, 2002, we owned approximately 19% of the voting common and convertible preferred stock and 36% of the combined voting and non-voting stock of MMI Holdings, Inc., the parent of MMI. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs, which are recorded as a component of cost of sales in our consolidated financial statements.

Adoption

      We actively support the activities of local humane organizations through our in-store PETsMART Charities’ Adoption Centers. Through our Adoption Center efforts, approximately 1.2 million pets have been adopted since the program began in 1994. Our stores donate space to local humane organizations to use for adoptions, and all adoption fees go to local adoption agencies.

Our Strategy

      Our strategy is to be the preferred provider for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents”. Pet parents are passionately committed to their pets and consider their pets family members. We have the experience and infrastructure to serve the needs of this significant group. We are focusing every initiative and investment on meeting the needs of pet parents, and we are working to align each aspect of our business with the needs, desires, and aspirations of pet parents and other key customer segments as follows:

•	Provide Customers with Value through Product Selection and Pricing. We recognize that the pet parent, not the supplier, determines merchandise mix and management. We are focusing our efforts on giving the customer the value and the products they want and need for the lives of their pets. We kept the best of the former “category killer” model — value and selection — and built on it. We continue to have the broadest selection in the industry and our work in category management gives us the tools to make product decisions based on our customers’ needs. This, along with the move to net/net buying, is lowering our costs and we are passing the savings on to our customers. Our overall pricing is within 5% of the least expensive discounter, and approximately 10% below grocery stores and other pet retailers.

•	Grow Pet Services. Pet services are an engine of our profitable growth. We are the nation’s largest provider of professional pet grooming and training, and are focused on driving profitable growth in these service businesses. We believe that services attract customers, expand market reach and give pet parents a new reason to drive past other retailers to come to PETsMART. To improve retention and provide adequate incentives, we have also developed a new compensation and benefit plan for all of our groomers and trainers.

•	Offer Outstanding Customer Service. We have focused all our approximately 22,000 associates on one thing – serving and delighting the PETsMART customer. We are educating store associates to identify and understand customer needs and provide solutions. Store associates are empowered to build strong bonds with the customers they meet. By providing customers with expertise and solutions, we believe we are creating a core of loyal customers.

•	Improve the Shopping Experience. In fiscal 2000, we developed and tested a new store format that highlights services and organizes the store based on pet type — making products easier for our customers to find, enhancing sales productivity, and reinforcing our brand. We have also put a stronger visual emphasis on in-store services like training, grooming, adoptions, and veterinary care by eliminating the high steel shelves and creating a more open and bright store. The average size of the new store format is approximately 19,000 square feet. In fiscal 2001, we remodeled approximately 140 stores, and we anticipate remodeling over 230 stores in fiscal 2002.

Our Stores

      Our stores are generally located in sites co-anchored by other strong destination superstores and typically are in or near major regional shopping centers.

      Our expansion strategy is to increase our share in existing markets, establish a leading position in each market we serve, and achieve operating efficiencies and economies in advertising, distribution, and management. In fiscal 2002, we expect to open 20 stores in existing markets and five stores in new markets. We believe there is a potential for an aggregate of 900 to 1,000 PETsMART stores in North America.

Direct Marketing Channels

      During the fourth quarter of fiscal 2001, we approved a plan to move the administrative functions, during fiscal 2002, of both PETsMART Direct, based in Brockport, New York and PETsMART.com, based in Pasadena, California, to our administrative office located in Phoenix, Arizona. PETsMART Direct and PETsMART.com, will have, among other functions, the merchandising, human resource, and finance operations provided by the personnel in Arizona under a shared services arrangement. The PETsMART Direct, Brockport, New York, facility will continue to handle warehousing and fulfillment for the pet and equine catalogs, electronic commerce sites, and in-store State Line Tack departments, and will continue to manage customer service for all direct marketing operations.

     PETsMART.com, Inc.

      PETsMART.com is the Internet’s most visited pet-related e-commerce site as rated by independent Internet sources. It features a broad range of merchandise, expert advice, and community activities for consumers who care about pets. PETsMART.com, also sells pet supplies through catalogs. In January 2002, we acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary.

     PETsMART Direct, Inc. — State Line Tack

      PETsMART Direct, our equine catalogs and Internet operation, is the leading direct marketing retailer of equine products in North America. PETsMART Direct offers discount brand name tack, riding apparel, and equine supplies through catalogs. PETsMART Direct also services PETsMART.com’s e-commerce and catalog fulfillment needs through its Brockport, New York distribution facility.

Distribution

      We currently employ a hybrid distribution system including, as appropriate, full truckload shipments to individual stores, the splitting of full truckloads among several closely located stores, consolidation centers to service regional clusters of stores and central distribution centers. The forward distribution centers handle consumables that require rapid replenishment, improving inventory productivity in an efficient, cost-effective manner. The forward distribution center format allows for a more efficient use of store inventory, store labor, reduced transportation costs, improved in-stock position and distribution center productivity, and vendor support. We lease and operate the following distribution centers:

Location	Square Footage	Date Opened	Distribution Type

Ennis, Texas	230,000	November 1999	Forward distribution center
Brockport, New York	392,000	February 1990	Pet catalog, Internet, and equine distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Phoenix, Arizona	625,000	September 2001(1)	Distribution center & forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Reno, Nevada	150,000	To be Opened in 2002	Forward distribution center

(1)	Originally opened in 1996 as a distribution center and comprised of 447,000 square feet. An expansion of this location of 178,000 square feet in September 2001, created the addition of a forward distribution center.

      As these facilities have been opened, the original 13 leased regional consolidation centers have been phased out of operation and closed. As of February 3, 2002, we have closed 11 facilities and 2 leased regional consolidation centers remain and are operated by a third party.

Information Systems

      In fiscal 2001, we completed major technology implementations that began in fiscal 1999 and 2000 that are designed to support our short and long-term growth. These implementations included new in-store point of sale systems, new support systems, data warehousing systems, communication systems, warehouse-distribution systems, and SAP retail management information systems. In addition, we used our newly implemented application software for purchasing, replenishment, managing inventory levels, and in assortment rationalization through category management initiatives. A number of initiatives achieved and maintained data integrity, stability, and reliability in point of sale systems, distribution center systems, merchandise control systems, and ultimately in decision support tools.

      We are in the process of integrating PETsMART Direct, Inc.’s information systems, located in Brockport, New York, and PETsMART.com Inc.’s information systems, located in Pasadena, California, and in some cases, replacing them with corporate systems. This will allow us to shift common business functions to existing staff in Phoenix, Arizona, and eliminate redundant expenses.

      Beginning in fiscal 2001, we began a three-year project to upgrade and expand telecommunications and wireless backbones in our stores. We believe that these upgrades will make our stores easier to operate, increase associate efficiency, and expand new capacity to communications delivery. A software application for grooming, training, and boarding services was selected in fiscal 2001, and is under development. We plan to deploy this software application to our stores during fiscal 2002.

Competition

      Based on total sales, we are the largest specialty retailer of pet food, supplies, and services in North America. The pet food and pet supply retail business is highly competitive and can be categorized into five different segments:

•	Supermarkets, warehouse clubs and other mass merchandisers

•	Specialty pet supply chains and pet supply stores

•	Independent pet stores

•	Catalog retailers, and

•	Internet retailers

      We believe that the principal competitive factors influencing our business are product selection and quality, convenience of store locations, customer service, price, and availability of pet services. In this regard, many of the major premium pet food brands we offer are not currently available in grocery stores, warehouse clubs or other mass merchandisers due to manufacturers’ restrictions. We believe that we compete effectively within our various markets; however, some of our competitors are larger in terms of overall sales volume and have access to greater capital and management resources than we do.

      We are the only specialty pet retailer that markets to customers over all retail channels, (stores, catalog and Internet), and we believe this gives us a competitive advantage.

Government Regulation

      We are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states and Canadian provinces that affect the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals within certain of our facilities.

      The transportation, handling, and sale of small animals is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to structure our operations to comply with the laws and regulations of each state in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all states.

      A determination that we are in violation of any of these applicable restrictions could require us to restructure our operations to comply or render us unable to operate veterinary hospitals in a given local government jurisdiction.

Insurance

      We maintain standard product and casualty insurance on all of our stores, product liability insurance covering the sale of live pets, and worker compensation insurance. Property insurance covers approximately $1.3 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 for each policy per occurrence.

Trademarks

      We own several service marks and trademarks registered with the United States Patent and Trademark Office, or USPTO, including “PETsMART®,” “PETsMART.com®,” “Companion Road®,” “Sophistacat®,” “Authority®,” “Top Paw®,” “Proquatics®,” “Exquisicat®,” “Where Pets Are Family®,” and the PETsMART Logos. We also have several applications pending with the USPTO for trademarks, including the PETsHOTEL Logo and “All You Need for the Life of Your PetSM,” and anticipate filing additional applications in the future. We believe our trademarks and logos have become important components in our merchandising and marketing strategies. We believe we have all the licenses necessary to conduct our business.

Employees

      As of February 3, 2002, we employed 22,375 associates, 10,889 of whom were employed full time. Our associates receive wages and benefits competitive with those of the local retail community. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our associates to be good. Increases in the federal minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

      As of the end of fiscal 2001, we operated three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents our equine catalogs and Internet operations, including our separate corporate and warehousing functions. The PETsMART.com segment represents our pet catalog and Internet operations. This segmentation is consistent with the format reviewed by our management. No one region or country other than the United States accounted for 10% or more of revenues in fiscal 2001. The information included in Note 17 of the Notes to the Consolidated Financial Statements, is incorporated by reference in Item 8 of Part II hereof.

Business Risks

      In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces, government regulatory actions, and the profitability of our direct marketing initiatives. You should carefully consider the risks and uncertainties described below in connection with those discussed in Our Stores, Direct Marketing Channels, Distribution, Information Systems, Competition, and Government Regulation sections of this Annual Report on Form 10-K. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

We depend on consumers’ discretionary purchases of our products.

      Our sales depend on consumer spending, which is influenced by general economic conditions and the availability of discretionary income. We may experience declines in sales, in particular sales of pet supplies, during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

New stores may erode sales at existing stores and comparable sales growth may decrease as stores grow older.

      We currently operate stores in most of the major market areas of the United States and Canada. Our current plans for fiscal 2002 include opening a total of 20 stores in existing markets and 5 stores in new markets. It has been our experience that opening new stores may attract some customers away from other stores already in operation in those markets and diminish their sales. Many of our stores are still relatively new. In fiscal 2001, the average age of a store was 5.3 years compared to 4.7 years in fiscal 2000. Our comparable store sales increases were 4.6% in fiscal 1997, 6.3% in fiscal 1998, 4.6% in fiscal 1999, 1.4% in fiscal 2000, and 6.5% in fiscal 2001. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower than in the past. There can be no assurance that new or existing stores will perform as well as in the past. In addition, there can be no assurance that the diminishing of sales due to new store openings in the same market will not be greater than in the past or our current expectations.

We depend on the continuous operation of our corporate headquarters and our distribution centers.

      Our operations depend on our corporate headquarters and distribution centers. We rely upon, in addition to other factors, the processing of information from our stores through our information systems. Inventory levels at our stores depend on the continuous operation of our distribution centers. Any interruption in such operations, whether natural or otherwise, may reduce sales and harm our business.

Our results may fluctuate as a result of the timing of new store openings as well as the seasonal changes associated with the pet food and supply retailing industry.

      The timing of new store openings may cause our quarterly results to fluctuate. In addition, our business is subject to some seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. In addition, sales of certain products and services designed to address pet health needs, such as flea and tick problems, have been and are expected to continue to be harmed by the introduction of alternative pharmaceutical treatments, as well as by variations in weather conditions. In addition, because our stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

If we need to raise additional capital for our operating plan, our business would be harmed if we were unable to do so on acceptable terms.

      We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. However, our current operating plan may change as a result of many factors, including general economic conditions affecting the United States economy which are beyond our control. If we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. To the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

      We currently anticipate opening 25 additional stores in fiscal 2002 and 50 stores in fiscal 2003. Our ability to open additional stores is dependent on identifying store sites that offer attractive returns on our investment, successfully negotiating with landlords or sellers, and timely constructing such stores. In addition to other factors, our ability to open additional stores is dependent, some of which may be beyond our control, on finding adequate sources of capital for:

•	Leasehold improvements

•	Fixtures and inventory

•	Preopening expenses, and

•	The training and retention of skilled managers and personnel

Presently, our store expansion plans are expected to be financed by:

•	Existing cash and cash equivalents

•	Cash flow from operations

•	Lease financing, and

•	Borrowing capacity under our credit facility

      To the extent that the above sources of capital are inadequate to fund new store growth and we are unable to obtain adequate additional financing on acceptable terms, our ability to open new stores will be harmed. As a result, there can be no assurance that we will be able to achieve our current plans for the opening of new stores. Any failure by us to expand our distribution capabilities or other internal systems or procedures as required could also harm our ability to support our planned new store growth.

Our business may be harmed if our information systems do not provide us with the necessary data to optimize operations.

      We are committed to making ongoing investments in our information systems to improve and support:

•	Operating efficiency

•	Superior customer service

•	Anticipated growth

•	Point of sale applications

•	Inventory integrity and more efficient replenishment

•	Merchandising

•	Inventory control

•	Warehousing and distribution

•	Financial controls, and

•	Reporting

      We anticipate that this investment in systems and improved data analysis will give us a significant competitive advantage in better serving our customers and improving our business operations through more timely and accurate information, reduced costs, and increased productivity. However, there can be no assurance that the costs of investments in our information systems will not exceed estimates or that they will be as beneficial as predicted.

     Our operating margins at new stores may be lower than those of existing stores.

      We expect operating margins to be affected by new store openings because of the addition of preopening expenses and the lower sales volumes characteristic of newly opened stores. In certain geographic regions, we have experienced lower comparable store sales increases and levels of store contribution compared to results achieved in other regions. In addition, we expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some of these newly entered geographic regions. In addition, we expect tight labor markets in certain areas to increase store personnel expenses more rapidly than in the past. As a result of the expected slower overall rate of comparable store sales increases and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

The pet food and supply retailing industry is highly competitive, and continued competitive forces may harm our business.

      The pet food and supply retailing industry is highly competitive. We compete with supermarkets, warehouse clubs, and mass merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, Internet retailers, and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and supply market, some of which have developed store formats similar to ours, and due to the expansion of pet-related product offerings by certain warehouse clubs and mass merchandisers. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if any of our major competitors seek to gain or retain market share by reducing prices, we may reduce our prices in order to remain competitive, which could harm our business.

Fluctuations in the stock market as well as general economic and market conditions may harm the market price of our common stock and you may lose all or part of your investment.

      Since the initial public offering of our common stock, the market price of our common stock has been subject to significant fluctuation. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors including:

•	Announcements by analysts regarding their assessment of PETsMART and our prospects

•	Actions taken by our competitors, including new product introductions and pricing changes

•	Changes in strategy and capability of our competitors

•	General economic changes

•	Ability to successfully integrate acquisitions and consolidations

•	Announcements of our financial results, particularly if they differ from investors’ expectations, and

•	The prospects of the industry in which we compete

      In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock.

The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or inability of our vendors to provide products in a timely or cost-effective manner could harm our business.

      We have no long-term supply commitments from our premium food or other product vendors. We buy from approximately 600 vendors worldwide and our two largest vendors account for approximately 22% of our total purchases. Sales of premium pet food for dogs and cats make up a significant portion of our revenues. Currently, most of the major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass merchandisers. However, in March 2000, IAMS, a premium pet food brand, began mass distribution to supermarkets, warehouse clubs, and other mass merchandisers. We experienced some lost traffic due to customer convenience during fiscal 2000 and fiscal 2001, which may continue to occur. If any of the other premium pet food or pet supply vendors were to make their products available in supermarkets or through mass merchandisers, our business may be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and supply outlets, we could be harmed.

      We purchase significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that our current pet supply vendors will be able to accommodate our anticipated growth. We are continually seeking to expand our base of pet supply vendors and to identify new pet supply products. We purchase significant amounts of pet supplies from vendors outside of the United States. There can be no assurance our overseas vendors will be able to satisfy our requirements, including timeliness of delivery, acceptable product quality, packaging and labeling requirements, and our other requirements. Any inability of our existing vendors to provide products in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time.

We may not be able to efficiently integrate the operations of our acquisitions or effect the disposition of assets, which may harm our business.

      We routinely evaluate strategic alternatives with respect to each of our stores, the operations of PETsMART Direct, PETsMART.com, and our other operating assets and investments. In connection with such evaluations, we may elect to close stores or to sell or otherwise dispose of selected assets or investments. There can be no assurance that any such future sale or disposition would be achieved on terms favorable to us.

      Future acquisitions or dispositions of assets by us, if any, could result in any or all of the following:

•	Potentially dilutive issuances of securities, and

•	Additional debt or contingent liabilities

      Each of these factors could harm our profitability. Also, if we are unable to successfully integrate any future acquisition into our operations, it could harm our operating results.

     Our business may be harmed if our direct marketing initiatives are not profitable.

      PETsMART.com and PETsMART Direct, compete against other direct marketers who have established web sites, product offerings, and/or catalogs. We believe that our existing fulfillment and order processing capabilities, along with our advertising, merchandising, product procurement, and pet and equine-related content abilities provide PETsMART.com and PETsMART Direct with a competitive advantage over other direct marketers. There can be no assurance that the catalogs and the electronic commerce initiatives of PETsMART.com and PETsMART Direct, will be successful and profitable, and that we will realize the anticipated return on our investment in these direct marketing endeavors.

      Although electronic commerce is expanding in certain retail categories, there can be no assurance that our class of goods can be effectively and efficiently marketed, sold, and delivered through electronic commerce.

Our potential expansion of international operations may result in additional market risks, which may harm our business.

      We entered the Canadian market in 1996, and operated 20 stores as of February 3, 2002. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. If our international operations expand, our results may be increasingly affected by the risks of such activities, including:

•	Fluctuations in currency exchange rates

•	Changes in international staffing and employment issues

•	Tariff and other trade barriers

•	The burden of complying with foreign laws, including tax laws, and

•	Political and economic instability and developments

Our business may be harmed if the operation of veterinary hospitals at our stores are limited or fails to continue.

      We and MMI, the third party operator of substantially all the veterinary hospitals in our stores, are subject to laws governing the operation of veterinary hospitals. Statutes and regulations in various states and Canadian provinces regulate the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, may impact our and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. We recorded $6.7 and $6.9 million from MMI during fiscal 2001 and 2000, respectively, as a reduction to occupancy costs. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations or if MMIH were to cease operating the veterinary hospitals in our stores our business may be harmed. In such event there can be no assurance that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

A determination that we are in violation of any government regulations could require us to restructure our operations to comply or render us unable to transport small animals in a given local government jurisdiction, and may harm our business.

      The transportation, handling, and sale of small animals are governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to structure our operations to comply with the laws and regulations of each state in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws we would be found to be in compliance in all states. A determination that we are in violation of applicable laws in any state in which we operate could require us to restructure our operations to comply with the requirements of that state, which could have a material adverse effect on our business and operations.

We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that might be beneficial to our stockholders.

      Our restated certificate of incorporation and bylaws include provisions that may delay, defer or prevent a change in management or control that our stockholders might not believe is in their best interests. These provisions include:

•	A classified board of directors consisting of three classes

•	The ability of our board of directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with rights, obligations, and preferences determined by the board of directors

•	No right of stockholders to call special meetings of stockholders

•	No right of stockholders to act by written consent, and

•	Certain advance notice procedures for nominating candidates for election to the board of directors

In addition, our restated certificate of incorporation requires a 66 2/3% vote of stockholders to:

•	Alter or amend our bylaws

•	Remove a director without cause, or

•	Alter, amend or repeal certain provisions of our restated certificate of incorporation

      Our restated certificate of incorporation does not permit cumulative voting. In August 1997, our board of directors adopted a Share Purchase Rights Plan, commonly referred to as a poison pill, under which one preferred share purchase right was distributed on August 29, 1997 for each share of common stock held on that date. No certificates for the rights will be issued unless a person or group, subject to certain exceptions, acquires 15% or more of our common stock or announces a tender offer for 15% or more of the common stock. Each right entitles the registered holder to purchase from us, upon such event, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100 common shares. The rights expire August 28, 2007, and are subject to redemption at a price of $0.001 in specified circumstances.

      We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which prohibits us from engaging in any business combination with an interested stockholder for a period of three years after the date the person became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 could have the effect of delaying or preventing an acquisition of PETsMART.

MANAGEMENT

      Our executive officers and their ages and positions on April 8, 2002, are as follows:

Name	Age	Position

Philip L. Francis	55	Chairman and Chief Executive Officer
Robert F. Moran	51	President and Chief Operating Officer
Carol M. Cox	59	Senior Vice President, Human Resources
Scott A. Crozier	51	Senior Vice President, General Counsel and Secretary
Susanne Eiselsberg	38	Senior Vice President, Chief Marketing Officer
Barbara A. Fitzgerald	50	Senior Vice President, Store Operations
David L. King	49	Senior Vice President, Chief Information Officer
David K. Lenhardt	32	Senior Vice President, Services, Strategic Planning and Business Development
Thomas S. Liston	63	Interim Senior Vice President, Chief Financial Officer and Treasurer
Brian F. Miller	37	Vice President, Controller, and Chief Accounting Officer
David A. Quinn	44	Senior Vice President, Distribution
Anthony N. Truesdale	39	Senior Vice President, Merchandising

      Philip L. Francis has been a director of PETsMART since 1989, and Chief Executive Officer since March 1998. In September 1999, he was also named Chairman of the Board, and from 1998 to 2001, he was our President. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer, and President. Prior to that he held several senior management positions for Roundy’s, Inc., Cardinal Health, and the Jewel Companies.

      Robert F. Moran was appointed President and Chief Operating Officer in December 2001. He joined PETsMART as President of North American Stores in July 1999. From 1998 to 1999, he was President of Toys “R” Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

      Carol M. Cox joined PETsMART as Senior Vice President of Human Resources in October 1998. From 1997 to 1998, Ms. Cox served as Director of Human Resources for Rural/ Metro Corporation. From 1995 to 1997, she was Vice President of Human Resources for Frank’s Nursery and Crafts, a national specialty crafts and nursery retailer. Prior to that, she was a Senior Vice President at Dylex, Ltd., a major Canadian specialty store retailer, and served as Senior Vice President of Human Resources and Communications at Frederick Atkins, Inc., a marketing research corporation.

      Scott A. Crozier joined PETsMART as Senior Vice President and General Counsel in June 1999, and was appointed Corporate Secretary in June 2000. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and during that time was also appointed a Special Assistant Attorney General with the Arizona Attorney General’s Office.

      Susanne Eiselsberg joined PETsMART as Senior Vice President, Chief Marketing Officer in November 2001. From 1995 to 2000, she held various positions at The Coca-Cola Company, including Global Brand Director where she led the worldwide relaunch of Fanta, one of the company’s core global brands, and various senior level marketing positions with Coca-Cola in Belgium. From 1985 to 1995, she held various marketing positions with Procter & Gamble in Austria, Italy and Belgium.

      Barbara A. Fitzgerald joined PETsMART as Senior Vice President of Store Operations in September 2000. Prior to joining PETsMART, during 2000, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys “R” Us, Inc., including, Vice President/ General Manager of NY/ NJ and Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores.

      David L. King joined PETsMART as Senior Vice President and Chief Information Officer in March 2000. From 1998 to 2000, Mr. King held various positions at JDA Software, Inc., a software and consulting provider for the retail industry, including Director of Consulting and Director of Sales. From 1994 to 1997, Mr. King served as Director of Systems and Logistics at Salinas y Rocha, in Mexico City. Prior to that, Mr. King held positions at Datamerica Corporation, Tymshare, Inc. and Boeing Computer Services, Inc. He was also the President and owner of two software and information system consulting firms, KingTec International, Inc. and D.L. King & Associates, Inc.

      David K. Lenhardt joined PETsMART as Senior Vice President of Services, Strategic Planning and Business Development in October 2000. From 1996 to 2000, Mr. Lenhardt was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology, and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co.’s investment banking division.

      Thomas S. Liston rejoined PETsMART as Interim Chief Financial Officer, Senior Vice President and Treasurer, in December 2001. From February 2001 to June 2001, Mr. Liston served as our Interim Senior Vice President and Chief Financial Officer. Prior to February 2001, and from June 2001 to December 2001, Mr. Liston was retired. From 1997 to 1998, he served as Vice President, Finance, Secretary and Treasurer with Little Switzerland. Prior to that, he was Vice Chairman and Chief Financial Officer for Barry’s Jewelers, Inc., a specialty jewelry company, and held financial leadership positions with Crescent Jewelers, Gumps, and Broadway Department Stores.

      Brian F. Miller became Chief Accounting Officer in November 2001. Mr. Miller joined PETsMART in December 2000 as Vice President, Controller. From 1998 to 2000, he was Vice President of Management Reporting for Catholic Healthcare West. From 1992 to 1998, Mr. Miller was a Senior Manager for Arthur Andersen.

      David A. Quinn was appointed Senior Vice President of Distribution in January 2002. Mr. Quinn joined PETsMART as Vice President of Distribution in September 1999. From 1990 to 1999, he was Director of Distribution and Traffic for the Waccamaw Corporation/ Home Place. Prior to that, Mr. Quinn was Divisional Director of Distribution for Lazarus Department Stores.

      Anthony N. Truesdale was appointed Senior Vice President of Merchandising in June 2000. Mr. Truesdale joined PETsMART as Vice President of Hardgoods Merchandising in January 1999. He took on the import business for PETsMART in August 1999, and in October 1999, he was promoted to Senior Vice President of Merchandising for Hardgoods and Specialty. From 1997 to 1999, he served as Senior Manager in Produce for J. Sainsbury, plc., in the United Kingdom. Prior to that, Mr. Truesdale spent 18 years in various operating and merchandising functions at Shaws Supermarkets, Inc., a subsidiary of J. Sainsbury plc, in New England before taking the United Kingdom assignment.

Item 2.     Properties

      The following table summarizes the locations of the stores by country and state at February 3, 2002:

Number of
United States:	Stores

Alabama	3
Arizona	25
Arkansas	2
California	61
Colorado	22
Connecticut	1
Delaware	1
Florida	37
Georgia	26
Idaho	2
Illinois	30
Indiana	14
Iowa	1
Kansas	7
Kentucky	3
Louisiana	8
Maryland	20
Massachusetts	6
Michigan	14
Minnesota	11
Mississippi	3
Missouri	12
Montana	2
Nebraska	3
Nevada	9
New Hampshire	2
New Jersey	15
New Mexico	4
New York	11
North Carolina	18
Ohio	22
Oklahoma	7
Oregon	6
Pennsylvania	19
Rhode Island	1
South Carolina	5
Tennessee	9
Texas	50
Utah	8
Vermont	1
Virginia	20
Washington	15
West Virginia	1
Wisconsin	3

Total U.S. stores	540
Canada	20

Total North America stores	560

      We lease substantially all of our stores, retail distribution centers, and corporate offices under noncancellable operating leases. The terms of the store leases, other than leases under our structured lease facilities, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2021. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. To date, we have paid no additional rent.

      Our corporate offices cover approximately 165,000 square feet and the lease for this space expires in 2012. Our distribution centers and respective lease expirations are as follows:

	Square	Lease
Location	Footage	Expiration

Ennis, Texas	230,000	2013
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2005
Phoenix, Arizona	625,000	2021
Newnan, Georgia	200,000	2006

      PETsMART Direct owns and operates a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

     Structured Lease Facilities

      We have entered into lease agreements for certain stores as part of structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a five-year term. After the five-year term has expired, we are required to payoff the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. During fiscal 2001, two leasing terms expired, and as a result, we paid the financing remaining on one distribution center and twenty-six stores, and concurrently sold these properties to a third party and entered into lease agreements with expiration dates through 2022. We have one outstanding special purpose entity lease remaining that encompasses nine stores and approximately $27.9 million is due in 2004. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the credit facility.

      The Financial Accounting Standards Board is currently deliberating the issuance of an interpretation of Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries”, to provide additional guidance to assist companies in identifying and accounting for special purpose entities, including when special purpose entities should be consolidated by the investor or beneficiary. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the special purpose entity can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of the remaining lease.

Item 3.     Legal Proceedings

      On January 16, 2001, certain former stockholders of Pet City Holdings, a United Kingdom corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, we filed an answer to the amended complaint denying the plaintiffs’ allegations. We believe that plaintiffs’ allegations are without merit and intend to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

      We are involved in various other legal proceedings that we do not believe are material to our business.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 3, 2002.

PART II

Item 5.     Market for the Registrant’s Common Stock and Related Shareholder Matters

      Price Range of Common Stock and Dividend Policy. Our common stock is traded on the NASDAQ National Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended February 3, 2002
First Quarter ended April 29, 2001	$4.37	$2.50
Second Quarter ended July 29, 2001	7.10	4.09
Third Quarter ended October 28, 2001	8.02	5.65
Fourth Quarter ended February 3, 2002	11.13	7.26

Fiscal Year Ended January 28, 2001
First Quarter ended April 30, 2000	$5.25	$2.63
Second Quarter ended July 30, 2000	4.19	2.25
Third Quarter ended October 29, 2000	5.06	3.00
Fourth Quarter ended January 28, 2001	4.56	2.25

      We have never paid cash dividends on our common stock. We presently intend to retain earnings for use in the operation and expansion of our business and therefore do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit agreement restricts the payment of dividends.

      On March 29, 2002, there were 8,009 holders of record of our common stock.

Item 6.     Selected Financial Data

      The information required by this Item is attached at Appendix A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in this Form 10-K for the year ended February 3, 2002.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate our estimates related to reserves for store closures, inventory shrinkage, and insurance liabilities and other reserves. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

     Reserve for Closed Stores

      We continuously evaluate the performance of our retail stores and periodically close those which are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases, and classify these costs in general and administrative expenses. The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment. As of February 3, 2002 and January 28, 2001, approximately $11.9 million and $4.8 million, respectively, was recorded for closed store reserves.

     Inventory Shrinkage Reserves

      Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores that will have certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period, we estimate the inventory shrinkage reserve for uninventoried sales based on a 3-year historical trend analysis by store. As of February 3, 2002 and January 28, 2001, approximately $9.1 million and $8.1 million, respectively, was recorded for inventory shrinkage reserves.

     Insurance Liabilities and Reserves

      We maintain standard property and casualty insurance on all of our stores, product liability insurance covering the sale of live pets, and worker compensation insurance. Property insurance covers approximately $1.3 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 for each policy per occurrence. We establish reserves for losses based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not yet been reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. As of February 3, 2002 and January 28, 2001, approximately $16.8 million and $12.9 million, respectively, in reserves was recorded related to casualty and workers compensation insurance policies. These reserves were recorded in other accrued expenses.

Income Taxes

      Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. In the second quarter of fiscal 2001, we reversed valuation allowances on deferred tax assets of approximately $18.9 million associated with the increase in ownership of PETsMART.com.

Overview

      We are the leading provider of pet food, pet supplies, accessories, and professional pet services throughout North America for the lifetime needs of pets. As of February 3, 2002, we operated 560 retail stores. Our subsidiaries, PETsMART Direct, or Direct, is also a leading mail order catalog retailer of equine products, and riding supplies, and PETsMART.com, Inc., or PETsMART.com, is a mail order catalog retailer of pet supplies as well as a leading e-commerce pet food and supply business. We offer a broad line of products for all the life stages of pets, and we are the nation’s largest provider of high-quality grooming and pet training services. Through our strategic relationship with Banfield, the Pet Hospital™, we facilitate the full-service veterinary care in approximately half our stores.

      During fiscal 2001, we opened 34 new retail stores, including two replacement stores, closed seven stores, and remodeled approximately 140 stores under a new store format that eliminates the warehouse layout and organizes consumable and hard good products by pet species. The new format also places a stronger visual emphasis on in-store services like training, grooming, adoptions, and veterinary care. In July 2001, we invested in training for our approximately 22,000 associates as part of an effort to establish a cultural shift with an emphasis on customer service and providing pet solutions. We have five forward distribution centers, which supply the stores with in-demand products and have contributed to the reduction in overall store inventory. The final sixth forward distribution center will be opened in fiscal 2002.

      Any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In fiscal 2002, we expect to open approximately 25 new stores and remodel approximately 230 stores under the new store format. In view of the increasing maturity of our store base (an average age of approximately 5.3 years as of February 3, 2002), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. We charge preopening costs associated with each new location to expense as the costs are incurred.

Certain Transactions in Fiscal 2001

      The following transactions which occurred during fiscal 2001 resulted in net charges, before taxes, of $14.9 million, of which approximately $2.1 million was recorded in cost of goods sold and approximately $12.8 million was recorded in general and administrative expenses. Of the $12.8 million recorded in general and administrative expenses, $2.2 million was attributable to our retail store operations and $10.6 million to PETsMART Direct and PETsMART.com.

     Impairment of Long-Lived Assets and Asset Write-Downs

      During fiscal 2001, we recorded an impairment charge of approximately $6.9 million, a write-down of inventory of approximately $2.1 million, and a charge of approximately $0.7 million for other asset write-downs and reserves.

      As a result of continued losses incurred at PETsMART Direct, and an analysis of the current business model, we performed an impairment analysis in accordance with Statement of Financial Accounting Standards, or SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The analysis indicated an impairment of $6.9 million associated with PETsMART Direct’s building, fixtures, equipment, and software, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in fiscal 2001, we analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2.1 million charge to cost of sales to record the inventory at the net realizable value. We can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

Charges Related to the Reorganization of PETsMART Direct and PETsMART.com

      We recorded approximately $3.7 million related to severance costs, loss on the sale of a subsidiary, lease obligations, and asset write-downs related to the planned reorganization of PETsMART Direct and PETsMART.com. These costs are classified as general and administrative expense. The severance costs relate to 90 employees whose positions will be eliminated as a result of the reorganization.

     Store Closure Reserves

      Charges totaling approximately $13.5 million and $2.7 million were recorded in fiscal 2001 and 2000, respectively, for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. We can make no assurances that additional charges related to the current stores will not be required based on the changing real estate environment.

     Litigation Reserve

      In January 2002, we recorded a reserve for approximately $5.0 million related to litigation costs expected to be incurred in fiscal 2002. This charge is recorded in general and administrative expenses.

     Vendor Settlement

      In December 2001, we received net cash proceeds of approximately $17.0 million from a final settlement with a vendor. This net gain was recorded as an offset against general and administrative expenses.

     Income Tax Benefit

      In June 2001, we increased our voting ownership in PETsMART.com to a requisite percentage for income tax reporting purposes that will allow us to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, we reversed previously established valuation allowances of approximately $18.9 million, eliminated the remaining goodwill of approximately $8.6 million, and recorded a tax benefit of approximately $10.3 million.

Results of Operations

      The following table presents the percent to net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	Fiscal Year Ended

	Feb. 3,	Jan. 28,	Jan. 30,
	2002	2001	2000

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.6	75.0	72.9

Gross profit	28.4	25.0	27.1
Operating expenses	20.8	20.3	20.0
General and administrative expenses	4.8	3.8	3.0
Loss on disposal of subsidiary	—	—	2.1

Operating income	2.8	0.9	2.0
Interest income	0.1	0.1	0.1
Interest expense	(1.1)	(1.0)	(1.0)

Income before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	1.8	—	1.1
Equity loss in PETsMART.com	—	(1.5)	(1.4)

Income (loss) before income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	1.8	(1.5)	(0.3)
Income tax (expense) benefit	(0.3)	—	1.2

Income (loss) before minority interest, extraordinary item, and cumulative effect of a change in accounting principle	1.5	(1.5)	(1.5)
Minority interest in subsidiary loss	0.1	—	—

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	1.6	(1.5)	(1.5)
Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	0.1	—

Income (loss) before cumulative effect of a change in accounting principle	1.6	(1.4)	(1.5)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—

Net income (loss)	1.6%	(1.4)%	(1.5)%

In fiscal 2000, we had a 46.3% equity investment in PETsMART.com and recognized its loss percentage based upon the equity method of accounting. In December 2000, we acquired a controlling interest in PETsMART.com, increased our voting ownership, and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. The controlling interest was acquired through cash, stock, and the contribution of pet catalog net assets. Therefore, the catalog results are included in the PETsMART.com financial statements for fiscal 2001. Prior to the contribution, the catalog results were included in the PETsMART Direct financial statements for fiscal 2000.

Fiscal 2001 Compared to Fiscal 2000

      Net sales increased 12.4% to $2,501.0 million for fiscal 2001, from $2,224.2 million for fiscal 2000. With additional stores and a 6.5% increase in comparable store sales, net retail store sales increased 12.3% in 2001 to $2,390.1 million, from $2,128.2 million in fiscal 2000. As of February 3, 2002, we operated 560 stores compared with 533 stores as of January 28, 2001. In fiscal 2001, we opened 34 new stores and closed seven stores. Also contributing to the store sales increase was a 28.6% increase in grooming and training revenue in fiscal 2001 compared with fiscal 2000. In fiscal 2001, net sales related to the catalog and Internet businesses increased 15.5% to $110.9 million, compared with $96.0 million in fiscal 2000. The increase in catalog and Internet sales was due to the inclusion of PETsMART.com’s sales in 2001 due to consolidation accounting that began in December of fiscal 2000. Fiscal 2001 had 53 weeks compared with 52 weeks in fiscal 2000, and this additional week also contributed to the increase in net sales.

      Gross profit increased as a percentage of net sales to 28.4% in fiscal 2001, from 25.0% in fiscal 2000. The increase primarily reflected increased services revenue, which carries a higher margin than merchandise, lower product cost of goods sold, and sales of higher margin products for retail stores, as compared with fiscal 2000, partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. Warehouse and distribution costs were higher in fiscal 2001 due to the additional forward distribution centers and our change in distributing directly to the stores from the forward distribution centers as opposed to the stores receiving vendor deliveries. In fiscal 2001, we recorded a charge to cost of sales of $2.1 million associated with a write down of PETsMART Direct’s inventory. Excluding this charge, gross profit increased to 28.5% of net sales. The reduction in product cost of goods sold was primarily the result of our shift in purchasing arrangements with vendors, as well as a decrease in costs related to shrinkage. The shift from the traditional volume and promotional discounts received to a more competitive unit pricing began during the first quarter of fiscal 2000, and the majority of those purchase cost reductions have now been cycled through the inventory system.

      Operating expenses, which include payroll and benefits, advertising for stores and catalog production, pre-opening, and other store level expenses, increased as a percentage of net sales to 20.8% in fiscal 2001 from 20.3% in fiscal 2000. Retail store operating expenses primarily drove the increase due primarily to increased payroll and benefits as a result of higher wages and additional personnel. Store operating expenses related to our catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis through December 20, 2000 for fiscal 2000.

      General and administrative expenses as a percentage of net sales increased to 4.8% in fiscal 2001, from 3.8% in fiscal 2000. In fiscal 2001, we recorded net charges of $12.8 million, as discussed above in the section entitled “Certain Transactions in Fiscal 2001.” Excluding these transactions, the general and administrative expenses were $107.6 million and increased to 4.3% of net sales primarily due to increases in retail store expenses. Excluding the net charges, retail store general and administrative expenses increased primarily due to increased payroll and benefits for field management related to the grooming and pet training service areas, increased training expenses, increased group medical expenses, and higher bonus accruals related to our performance for fiscal 2001. Excluding the net charges, general and administrative expenses related to our catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis through December 20, 2000 for fiscal 2000.

      Our consolidated operating income increased $48.9 million to $69.5 million in fiscal 2001 compared with operating income of $20.6 million for fiscal 2000. As discussed above, we recorded certain net charges totaling

$14.9 million. Excluding these transactions, operating income for fiscal 2001 was $84.4 million. Excluding the net charges, operating income for retail stores increased to $102.3 million in fiscal 2001, compared with $30.6 million in fiscal 2000. The increase was primarily due to higher sales volume and gross margins, partially offset by higher store operating expenses and general and administrative expenses. The catalog and Internet businesses incurred an operating loss of $30.0 million in fiscal 2001, and excluding the write-downs for PETsMART Direct and the charges related to the reorganization of PETsMART Direct and PETsMART.com, the operating loss increased to $18.0 million, compared with $10.1 million in fiscal 2000, primarily due to the operating loss from PETsMART.com, which was not included on a consolidated basis through December 20, 2000 for fiscal 2000.

      Interest expense increased to $27.4 million in fiscal 2001, from $23.4 million for fiscal 2000, primarily due to unamortized bank fees that were written-off when we entered into a new credit agreement on April 30, 2001, as well as higher interest as a result of additional capital leases entered into in fiscal 2001, partially offset by a reduction in the amount of our 6 3/4% Subordinated Convertible Notes due 2004, or the Notes, outstanding as a result of debt repurchases of $7.8 million made during fiscal 2001.

      Through December 20, 2000 in fiscal 2000, we had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $33.1 million. In December 2000, we acquired a controlling interest in PETsMART.com of approximately 81.7% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods.

      Minority interest in subsidiary loss of $2.3 million represents the recognition of our minority interest in the pre-tax loss of PETsMART.com for fiscal 2001, compared with $0.3 million related to the period of December 20, 2000 through January 28, 2001 for fiscal 2000. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary.

      In fiscal 2001, the $7.5 million income tax expense includes a tax benefit of $10.3 million associated with the June 2001 increase in ownership of PETsMART.com, and tax expense of $17.8 million for the fiscal 2001 results, or an effective rate of 40.6%. For fiscal 2000, the $0.9 million income tax expense represents an effective rate of 2.6%. Our fiscal 2000 effective tax rate differed from the expected United States federal income tax rate due principally to the non-deductible losses generated by PETsMART.com and other permanent differences. Excluding the effects of non-deductible losses generated by PETsMART.com, our annual effective tax rate for fiscal 2000 was 43.6%. Effective for fiscal 2001, losses from PETsMART.com are included in our consolidated federal income tax return.

      During fiscal 2001, we repurchased and retired Notes with a face value of approximately $7.8 million at a discounted price of approximately $6.4 million. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $0.2 million was written-off and included in the determination of the extraordinary gain on early extinguishment of debt. We recognized an extraordinary gain of approximately $0.7 million, net of related income taxes of approximately $0.5 million. During fiscal 2000, we repurchased and retired Notes with a face value approximately $18.8 million at a discounted price of approximately $13.6 million. As a result, we recognized an extraordinary gain of approximately $2.8 million, net of related income taxes of approximately $1.9 million and the write-off of the related portion of the unamortized deferred financing costs of approximately $0.4 million.

Fiscal 2000 Compared to Fiscal 1999

      Net sales were approximately $2,224.2 million for fiscal 2000, compared with $2,110.3 million for fiscal 1999. Comparable retail store sales increased 1.4% for the period. During fiscal 2000, we opened 55 new stores, including four replacement stores, and closed six stores for a net increase of 49 stores. We had 533 stores in operation as of January 28, 2001 compared with 484 stores open as of January 30, 2000.

      Gross profit decreased as a percentage of net sales to 25.0% for fiscal 2000 from 27.1% for fiscal 1999. The decrease in gross profit in fiscal 2000 as a percentage of net sales was the result of a planned inventory reduction that included the sell-off of discontinued and slow-moving items at a discount, higher inventory shrinkage, higher warehouse, and distribution costs from the addition of three new forward distribution centers, and increased store occupancy costs due to higher costs associated with newer stores, partially offset by higher product gross margins as a result of more competitive unit pricing with vendors.

      Operating expenses, which include payroll and benefits, advertising, and other store expenses, increased as a percentage of net sales to 20.3% for fiscal 2000 from 20.0% for fiscal 1999. This increase in fiscal 2000 resulted from increased payroll and benefits, store supplies, and repairs and maintenance costs for retail stores. The increase in store payroll and benefits was the result of increased emphasis on customer service, and the increases in store supplies and repairs and maintenance expense were the result of the increase in the average age of the stores.

      General and administrative expenses as a percentage of sales increased to 3.8% for fiscal 2000, compared with 3.0% for fiscal 1999. The change was due to a planned increase in field management personnel to expand the grooming and pet training service areas, increased professional fees related to strategic initiatives, and increased depreciation expense related to our new information system installed during the summer of 1999.

      Our operating income decreased $21.5 million to $20.6 million for fiscal 2000 from $42.1 million for fiscal 1999. Excluding a $45.7 million loss on disposal of subsidiary in fiscal 1999, operating income decreased $67.2 million from fiscal 1999 to fiscal 2000. This decrease from fiscal 1999 to fiscal 2000 was the result of the increased cost of sales, store operating expenses, and general and administrative expenses described above.

      Interest income decreased slightly to $2.8 million for fiscal 2000 from $2.9 million for fiscal 1999. Interest expense increased to $23.4 million for fiscal 2000 from $22.8 million for fiscal 1999. The increase in interest expense was a direct result of higher average interest rates of 9.08% compared with 8.39% and higher average amounts outstanding of $26.3 million compared to $5.3 million on our line of credit during fiscal 2000, and fiscal 1999, respectively. The increase in interest expense on the line of credit was partially offset by a reduction in the amount of the Notes outstanding as a result of the debt repurchases of $18.8 million made during fiscal 2000.

      The equity loss in PETsMART.com, in which we had an equity investment of approximately 46% until December 20, 2000, when a controlling interest in PETsMART.com was acquired, represents our proportionate share of PETsMART.com’s net losses for the period January 31, 2000 to December 20, 2000. The amount of equity loss in PETsMART.com recognized during fiscal 2000 was $33.1 million. Our portion of PETsMART.com’s net losses from February 25, 1999, inception date, through the end of fiscal 1999 was approximately $29.1 million.

      For fiscal 2000, the $0.9 million income tax expense represents an effective rate of 2.6%. Our effective tax rate differs from the expected United States federal income tax rate due principally to the non-deductible losses generated by PETsMART.com and other permanent differences. Excluding the effects of non-deductible losses generated by PETsMART.com, our annual effective tax rate for fiscal 2000 was 43.6%, compared with 43.1% for fiscal 1999, excluding the U.K. losses.

      Minority interest in subsidiary represents the recognition of the 18.3% minority interest in the pre-tax loss of PETsMART.com for the period December 20, 2000 to January 28, 2001.

      During fiscal 2000, we repurchased and retired at face value approximately $18.8 million of Notes at a discounted price of approximately $13.6 million. As a result, we recognized an extraordinary gain of approximately $2.8 million, net of related income taxes of approximately $1.9 million and the write-off of the related portion of the unamortized deferred financing costs of approximately $0.4 million.

      In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-up Activities,” or SOP 98-5, which requires costs of start-up activities, including organization costs, to be expensed as incurred. We adopted SOP 98-5 at the beginning of the first quarter of fiscal 1999, which resulted in a charge against earnings of $0.9 million, before taxes, and was recorded as a cumulative effect of a change in accounting principle. Prior to its adoption of SOP 98-5, we expensed our store preopening costs in the month in which the store opened.

Liquidity and Capital Resources

      Cash provided by operations increased $79.3 million to $190.0 million in fiscal 2001, compared with $110.7 million in fiscal 2000. In fiscal 2001, we had higher net income which included a net gain from a vendor settlement of $17.0 million and a tax benefit of $10.3 million from the increase in ownership of PETsMART.com. Also contributing to higher operating cash was an increase in accrued expenses and accrued payroll and employee benefits. These increases were partially offset by an increase in deferred income taxes associated with the increase in ownership of PETsMART.com (see Note 2), and a decrease in accounts payable.

      Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, e.g., accounts payable divided by merchandise inventory), decreased to 34.3% as of February 3, 2002, compared with 41.9% as of January 28, 2001. Inventory balances were $272.6 million as of February 3, 2002, and $322.5 million as of January 28, 2001. Average retail store inventory, which excludes the inventory of PETsMART Direct and PETsMART.com, decreased to approximately $460,000 per store as of February 3, 2002, as compared with approximately $560,000 as of January 28, 2001. Decreases over the prior year reflect favorable efficiencies gained in stores served by forward distribution centers as well as lower inventory levels in stores with the new format.

      Our primary long-term capital requirements consist of opening new stores and distribution centers, remodeling existing stores to a new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. In fiscal 2001, we incurred $105.1 million in capital expenditures compared with $44.9 million in fiscal 2000. The increase in spending was primarily due to the acquisition of a distribution center and the store remodeling initiatives. In November 2001 we entered into a sale leaseback transaction for the distribution center and twenty-six stores. The cash received for the stores went toward the payment of the outstanding off balance sheet debt, and the cash received for the distribution center was approximately $24.0 million.

      In June 2001, we purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $0.7 million. In fiscal 2000, we used $2.9 million to invest in our minority interest holdings of MMI Holdings, Inc., and purchased 1,361,027 shares of common stock, 4,575,627 shares of convertible voting preferred stock, and warrants to purchase 3,211,991 shares for $21.3 million from PETsMART.com. In January 2002, we acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. Due to the timing of this transaction, the cash was not paid in fiscal 2001, but will be paid in the first quarter of fiscal 2002.

      Net cash used in financing activities consisted primarily of borrowings and repayments on our credit facility, principal payments on capital lease obligations and retirement of our Notes. In April 2000, our Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three fiscal years. Our policy on the purchase of common stock or Notes is to make market purchases when the price is advantageous and as cash flows allow in order to maintain appropriate liquidity. In fiscal 2001 and fiscal 2000, we used $6.4 million and $13.6 million, respectively, to purchase our Notes with a face value of $7.8 million and $18.8 million, respectively. In February and March 2002, the remaining balance of $173.5 million of Notes were retired for approximately $0.3 million in cash and approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share.

      During fiscal 2000, we purchased 800,000 shares of our common stock for $2.4 million, or an average price of $2.92 per share.

      All of our stores are leased facilities. In fiscal 2002, we expect to open approximately 25 new stores and plan to remodel approximately 230 stores. New stores require capital expenditures of approximately $425,000 for fixtures, equipment and leasehold improvements, approximately $325,000 for inventory, net of accounts payable and approximately $95,000 for preopening costs. Based upon our current plan for new and remodeled stores during fiscal 2002, as well as our planned investment in the development of our information system, we expect capital spending to be between approximately $115 and $125 million for fiscal 2002.

      On April 30, 2001, we entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit, which expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at our option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The arrangement is secured by substantially all of our personal property assets and our domestic subsidiaries and certain real property. As of February 3, 2002, we had no borrowings outstanding under the credit facility.

     Contractual Obligations and Commitments

      The following table summarizes our contractual obligations, net of sublease income, at February 3, 2002, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

		2003 -	2005 -	2007 and
Contractual Obligation	2002	2004	2006	Beyond	Total

Operating lease obligations	157,049	323,823	275,082	931,631	1,687,585
Capital lease obligations(1)	28,095	40,400	37,175	248,455	354,125
Subordinated Convertible Notes(2)	—	173,500	—	—	173,500

Total	185,144	537,723	312,257	1,180,086	2,215,210

(1)	Includes $186.2 million in interest.

(2)	In February and March, 2002, we retired the remaining balance of $173.5 million of Notes for approximately $0.3 million in cash and approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share.

      Management believes that our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and to make planned capital expenditures, scheduled debt payments, and to refinance indebtedness, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Please see the section above entitled “Business Risks” for a discussion of some of the risks which may affect our business.

Seasonality and Inflation

      Our business is subject to some seasonal fluctuations and we typically realize increased sales volume and a substantial portion of our operating profits during the fourth fiscal quarter. In addition, sales of certain of our products and services designed to address pet health needs have been, and may continue to be, negatively impacted by the introduction of alternative treatments, as well as by variations in weather conditions. Also, because our stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions.

      Our results of operations and financial position are presented based upon historical cost. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to have a material adverse effect on our net sales or results of operations.

Recent Accounting Pronouncements

      Effective January 29, 2001, we adopted Statement of Financial Accounting Standards, or SFAS, No. 133, or SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS 133 had no impact on our financial position and results of operations.

      In June 2001, the Financial Accounting Standards Board, or FASB, issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption. We are currently assessing the impact of SFAS No. 142, and will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $504,000 on an annualized basis will cease. We have not yet determined the financial statement impact that may result from the adoption of this statement.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We will adopt the standard beginning fiscal 2002, and do not expect that the adoption will have a significant impact on our financial position and results of operations.

Related Party Transactions

      We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half of the PETsMART stores, under the name Banfield, The Pet Hospital™. Our investment consists of common and convertible preferred stock. As of February 3, 2002, we owned approximately 19% of the voting common and convertible preferred stock and approximately 36% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs, which are recorded as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $6.7 million, $6.9 million and $7.4 million was recognized during fiscal years 2001, 2000, and 1999, respectively. Additionally, licensing fees receivable from MMI totaled $2.2 million and $2.1 million at February 3, 2002, and January 28, 2001, respectively, and was included in receivables in the accompanying consolidated balance sheets.

Item 7a.      Quantitative and Qualitative Disclosures About Market Risks

      We are subject to certain market risks arising from transactions in the normal course of its business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

      We utilize long and short-term bank borrowings to finance the working capital and capital requirements of the business. As of February 3, 2002, and January 28, 2001, we had outstanding Subordinated Convertible Notes of $173.5 million and $181.3 million, respectively, with a fixed interest rate of 6 3/4% and due in fiscal 2004. Additionally, we utilize a revolving line of credit to support seasonal working capital needs. We borrowed and repaid a total of $171.2 million and $414.0 million, at an average interest rate of 6.44% and 9.08%, during fiscal 2001 and 2000, respectively. Weighted average borrowings during fiscal 2001 and fiscal 2000 were approximately $4.6 million and $3.0 million, respectively. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at our option. If interest rates on the revolving borrowings were to increase by one basis point, we would incur additional interest expense of approximately $46,000 based on the fiscal 2001 borrowing levels.

      The estimated fair value of the outstanding Subordinated Convertible Notes, based upon information obtained from a broker dealer that makes a market in our Notes, was $222.1 million and $130.5 million as of February 3, 2002 and January 28, 2001, respectively.

      In February and March, 2002, we retired the remaining balance of $173.5 million of Notes for approximately $0.3 million in cash and approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share.

Foreign Currency Risk

      Our Canadian subsidiary operates 20 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. Transactions with the Canadian subsidiary are denominated in United States dollars. As a result, we have certain exposures to foreign currency risk. However, management believes that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $62,830,000 or 2.5% of our revenues are denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were not material.

Item 8.     Financial Statements and Supplementary Data

      The information required by this Item is attached as Appendix F.

Item 9.	Changes In and Disagreements With Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” to be contained in our definitive proxy statement in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on June 27, 2002.

      The required information concerning our executive officers is contained in Item 1, Part 1 of this Report.

Item 11.     Executive Compensation

      The information required by this item is incorporated by reference from the information under the caption “Executive Compensation” to be contained in our proxy statement.

Item 12.     Security Ownership of Certain Beneficial Owners and Management

      The information required by this item is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” contained in our proxy statement.

Item 13.     Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” contained in our proxy statement.

PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Financial Statements: The financial statements of PETsMART are included as Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

2. Financial Statement Schedule: The financial statement schedule required under the related instructions is included as Appendix F of this Annual Report. See index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

3. Exhibits: The exhibits which are filed with this Annual Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

      (b) Reports on Form 8-K.

During the quarter ended February 3, 2002, we did not file any reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 13, 2002.

PETSMART, INC.

By:	/s/ PHILIP L. FRANCIS

Philip L. Francis
Chairman of the Board of Directors,
and Chief Executive Officer
(Principal Executive Officer)

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature:	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer	April 12, 2002

/s/ THOMAS S. LISTON Thomas S. Liston	Interim Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)	April 12, 2002

/s/ BRIAN F. MILLER Brian F. Miller	Vice President, Controller and Chief Accounting Officer (Principal Financial and Accounting Officer)	April 12, 2002

/s/ NORMAN E. BRINKER Norman E. Brinker	Director	April 12, 2002
/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 12, 2002
/s/ JANE EVANS Jane Evans	Director	April 12, 2002
/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 12, 2002
/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 12, 2002
Thomas D. O’Malley	Director
Nancy A. Pedot	Director
/s/ WALTER J. SALMON Walter J. Salmon	Director	April 12, 2002
/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 12, 2002

APPENDIX E

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4(4)	By-laws of PETsMART.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(5)	Form of Stock Certificate.
4.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
4.4(7)	Indenture, dated November 7, 1997, between PETsMART and Norwest Bank Minnesota, N.A., as Trustee.
4.5(8)	Form of Convertible Note.
10.1(9)	Form of Indemnity Agreement between PETsMART and its Directors and officers.
10.2(10)	1995 Equity Incentive Plan, as amended.
10.3(11)	1996 Non-Employee Director’s Equity Plan, as amended.
10.4(12)	Employee Stock Purchase Plan, as amended.
10.5(13)	1997 Non-Officer Equity Incentive Plan, as amended.
10.6(14)	Form of Restricted Stock Bonuses.
10.7	Credit Agreement among PETsMART, Inc., certain lenders, and Administrative Lender, dated as of April 30, 2001, as amended.
10.8	Form of Stock Pledge Agreement and Promissory Note with executive officers.
10.9	Form of Promissory Note with executive officers.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.3(ii) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed on November 26, 1997.

(8)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed on March 5, 1998.

(9)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(10)	Incorporated by reference to Exhibit 10.2 to PETsMART’s Registration Statement on Form S-8, (File No. 333-58505), filed on July 7, 1998.

(11)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58505), filed on July 7, 1998.

(12)	Incorporated by reference to Exhibit 10.6 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(13)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-62828), filed on June 12, 2001.

(14)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on May 12, 1998.

PETsMART, Inc. and Subsidiaries

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.

We have audited the accompanying consolidated balance sheets of PETsMART, Inc. and subsidiaries (the “Company”) as of February 3, 2002 and January 28, 2001 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 3, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PETsMART.com, Inc. for the period from January 3, 2000 to December 19, 2000, the Company’s investment in which was accounted for by use of the equity method. The Company’s equity in PETsMART.com, Inc.’s net losses of $33,109,000 for the year ended January 28, 2001 is included in the accompanying consolidated financial statements. Other auditors whose report has been furnished to us audited the financial statements of PETsMART.com, Inc., and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors. As described in Note 2 to the consolidated financial statements, on December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. and the Company has consolidated PETsMART.com, Inc. since that date.

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

In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETsMART, Inc. and subsidiaries as of February 3, 2002 and January 28, 2001 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 3, 2002, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 12, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of

PETsMART.com, Inc.

      In our opinion, the balance sheet and the related statement of operations, of stockholders’ equity and of cash flows (not presented separately herein) present fairly, in all material respects, the financial position of PETsMART.com, Inc. (the “Company”) at December 19, 2000, and the results of its operations and its cash flows for the period from January 3, 2000 to December 19, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

PRICEWATERHOUSECOOPERS LLP

Century City, California

March 16, 2001

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
	2002	2001

	(In thousands,
	except par value)
ASSETS
Cash and cash equivalents	$137,111	$43,827
Receivables, net	23,263	36,940
Merchandise inventories	272,572	322,462
Prepaid expenses and other current assets	43,870	27,098

Total current assets	476,816	430,327
Property and equipment, net	394,835	278,853
Investments	33,694	33,665
Other assets, net	31,952	32,474
Deferred income taxes	23,806	6,828

Total assets	$961,103	$782,147

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$93,443	$135,019
Accrued payroll, bonus, and employee benefits	51,824	25,603
Accrued occupancy expenses	26,867	20,244
Current maturities of capital lease obligations	11,699	11,132
Other accrued expenses	92,341	38,457

Total current liabilities	276,174	230,455
Subordinated convertible notes	173,500	181,250
Capital lease obligations	156,188	61,554
Accrued merger, business integration, and restructuring costs	3,357	4,822
Deferred rents and other liabilities	26,078	20,587

Total liabilities	635,297	498,668

Commitments and contingencies
Minority interest	—	2,900
Stockholders’ Equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 112,609 and 117,753 shares issued	11	12
Additional paid-in capital	381,999	403,758
Deferred compensation	(296)	(663)
Accumulated deficit	(48,616)	(88,183)
Accumulated other comprehensive loss	(2,805)	(2,448)
Notes receivable from officers	(4,487)	(4,319)
Treasury stock, at cost, 0 and 6,350 shares	—	(27,578)

Total stockholders’ equity	325,806	280,579

Total liabilities and stockholders’ equity	$961,103	$782,147

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

	(In thousands, except per share data)
Net sales	$2,501,012	$2,224,222	$2,110,316
Cost of sales	1,791,506	1,667,371	1,538,584

Gross profit	709,506	556,851	571,732
Operating expenses	519,678	451,407	421,244
General and administrative expenses	120,346	84,884	62,681
Loss on disposal of subsidiary	—	—	45,669

Operating income	69,482	20,560	42,138
Interest income	2,007	2,769	2,862
Interest expense	(27,436)	(23,385)	(22,756)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	44,053	(56)	22,244
Equity loss in PETsMART.com	—	(33,109)	(29,061)

Income (loss) before income tax expense, minority interest, extraordinary item, and cumulative effect of a change in accounting principle	44,053	(33,165)	(6,817)
Income tax expense	7,496	851	25,077

Income (loss) before minority interest, extraordinary item, and cumulative effect of a change in accounting principle	36,557	(34,016)	(31,894)
Minority interest in subsidiary loss	2,296	300	—

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	38,853	(33,716)	(31,894)
Extraordinary item, gain on early extinguishment of debt, net of income tax expense	714	2,812	—

Income (loss) before cumulative effect of a change in accounting principle	39,567	(30,904)	(31,894)
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	(528)

Net income (loss)	39,567	(30,904)	(32,422)
Other comprehensive income (loss), net of income tax expense (benefit):
Foreign currency translation adjustments	(357)	(1,144)	1,329

Comprehensive income (loss)	$39,210	$(32,048)	$(31,093)

Earnings (loss) per common share:
Basic and diluted:
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$0.34	$(0.30)	$(0.28)
Extraordinary item, net of income tax expense	0.01	0.02	—
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—

Net income (loss)	$0.35	$(0.28)	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Amounts

							Accumulated
	Shares						Other	Notes
				Additional	Deferred		Comprehensive	Receivable
	Common	Treasury	Common	Paid-in	Compen-	Accumulated	Income	from	Treasury
	Stock	Stock	Stock	Capital	Sation	Deficit	(Loss)	Officers	Stock	Total

	(In thousands)
BALANCE AT JANUARY 31, 1999	116,461	—	$12	$394,799	$(2,503)	$(24,857)	$(2,633)	$—	$—	$364,818
Tax benefit from exercise of stock options				2,051						2,051
Issuance of common stock under stock incentive plans	785			3,258						3,258
Amortization of deferred compensation					600					600
Other comprehensive income, net of income tax:
Foreign currency translation adjustments, net of reclassification adjustment							1,329			1,329
Purchase of treasury stock, at cost		(5,550)							(25,210)	(25,210)
Net loss						(32,422)				(32,422)

BALANCE AT JANUARY 30, 2000	117,246	(5,550)	12	400,108	(1,903)	(57,279)	(1,304)	—	(25,210)	314,424
Tax benefit from exercise of stock options				3,300						3,300
Issuance of common stock under stock incentive plans	647			1,823						1,823
Amortization of deferred compensation, net of award reacquisitions and adjustments	(140)			(1,473)	1,240					(233)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments							(1,144)			(1,144)
Notes receivable issued to officers								(4,395)		(4,395)
Repayments of notes receivable issued to officers								76		76
Purchase of treasury stock, at cost		(800)							(2,368)	(2,368)
Net loss						(30,904)				(30,904)

BALANCE AT JANUARY 28, 2001	117,753	(6,350)	12	403,758	(663)	(88,183)	(2,448)	(4,319)	(27,578)	280,579
Tax benefit from exercise of stock options				172						172
Issuance of common stock under stock incentive plans	1,231			5,909						5,909
Amortization of deferred compensation, net of award reacquisitions and adjustments	(25)			(263)	367					104
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments							(357)			(357)
Accrued interest on notes receivable issued to officers								(511)		(511)
Repayments of notes receivable issued to officers								343		343
Retirement of treasury stock	(6,350)	6,350	(1)	(27,577)					27,578	—
Net income						39,567				39,567

BALANCE AT FEBRUARY 3, 2002	112,609	—	$11	$381,999	$(296)	$(48,616)	$(2,805)	$(4,487)	$—	$325,806

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

	(In thousands)
CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:
Net income (loss)	$39,567	$(30,904)	$(32,422)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities —
Depreciation and amortization	58,709	44,943	40,540
Loss on disposal of property and equipment	5,796	1,738	283
Elimination of goodwill in PETsMART.com	8,575	—	—
Impairment charge and write-down of subsidiary assets	9,607	—	—
Loss on disposal of subsidiary	—	—	31,062
Equity loss in PETsMART.com	—	33,109	29,061
Minority interest in subsidiary	(2,296)	(300)	—
Extraordinary gain on early extinguishment of debt	(1,190)	(4,688)	—
Tax benefit from exercise of stock options	172	3,300	2,051
Deferred income taxes	(26,556)	(3,012)	27,851
Changes in assets and liabilities:
Receivables, net	13,665	8,286	(33,190)
Merchandise inventories	47,421	54,507	(67,752)
Prepaid expenses and other current assets	(10,904)	7,447	(8,408)
Other assets	(242)	(9,453)	(854)
Accounts payable	(37,651)	(357)	21,877
Accrued payroll and employee benefits	26,251	(5,210)	10,044
Accrued occupancy expenses	6,643	7,040	(678)
Accrued merger, business integration and restructuring costs	(1,465)	(5,643)	(9,420)
Other accrued expenses	48,397	8,335	(23,381)
Deferred rents and other liabilities	5,495	1,562	99

Net cash provided by (used in) operating activities	189,994	110,700	(13,237)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(105,104)	(44,860)	(60,308)
Purchases of property held for sale and leaseback	—	—	(518)
Investment in cost holdings	—	(2,863)	(1,217)
Investment in equity holdings	(741)	(21,334)	(29,061)
Purchase of controlling interest in PETsMART.com, net of cash of $6,202	—	2,366	—
Proceeds from sale of subsidiary	—	—	37,777
Proceeds from sales of property and equipment	28,481	3,819	586

Net cash used in investing activities	(77,364)	(62,872)	(52,741)

CASH FLOWS USED IN FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,909	1,823	3,258
Issuance of notes receivable from officers, net of repayments	(168)	(4,319)	—
Purchase of treasury stock	—	(2,368)	(25,210)
Borrowings from bank credit facility	171,200	414,000	51,500
Repayments of bank credit facility	(171,200)	(414,000)	(51,500)
Retirements of subordinated convertible notes	(6,382)	(13,630)	—
Payments on capital lease obligations	(12,733)	(15,549)	(13,503)
Decrease in bank overdraft	(3,806)	(9,740)	(13,100)
Payments of deferred financing fees	(2,280)	(1,461)	—

Net cash used in financing activities	(19,460)	(45,244)	(48,555)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	114	(255)	2,695

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	93,284	2,329	(111,838)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	43,827	41,498	153,336

CASH AND CASH EQUIVALENTS AT END OF YEAR	$137,111	$43,827	$41,498

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies

Business

      PETsMART, Inc. and subsidiaries (the “Company” or “PETsMART”) is the leading provider of pet food, pet supplies, accessories and professional pet services throughout North America for the lifetime needs of pets. As of February 3, 2002, the Company operated 560 retail stores and, through its wholly owned subsidiary, PETsMART Direct (“Direct”), is also a leading mail order catalog retailer of equine products and riding supplies. The Company also owns a 100% interest in PETsMART.com, Inc. (“PETsMART.com”), a mail order catalog retailer of pet supplies as well as a leading e-commerce pet food and supply business. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, the Pet HospitalTM, PETsMART facilitates full-service veterinary care in approximately half its stores.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

      On December 20, 2000, the Company acquired a controlling interest in PETsMART.com, in which the Company held an equity ownership of approximately 46% prior to the closing of this transaction, and historically accounted for its investment under the equity method. As a result of this transaction, the Company assumed control and has accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods (see Note 2).

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

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2001 comprised 53 weeks, and fiscal 2000 and fiscal 1999 each comprised 52 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to estimates of sublease income, reserves against deferred tax assets, and estimated cash flows in analyses for impairment of long-lived assets and goodwill require significant estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of February 3, 2002, and January 28, 2001, bank overdrafts of approximately $36,564,000 and $40,370,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

Vendor Rebates and Promotions

      The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales and cooperative promotional income is recorded as a reduction of operating expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets as of February 3, 2002, and January 28, 2001 were approximately $2,754,000 and $6,768,000, respectively. The decrease in fiscal 2001 was due to the Company’s shift in purchasing arrangements with vendors to net pricing agreements.

Merchandise Inventories and Cost of Sales

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain procurement and distribution costs relating to the processing of merchandise. The Company maintains reserves for lower of cost or market, as well as shrinkage reserves.

      Total procurement and distribution costs charged to inventory during fiscal 2001, 2000, and 1999 were $126,784,000, $91,987,000, and $85,734,000, respectively. Procurement and distribution costs remaining in inventory as of February 3, 2002 and January 28, 2001 were $24,778,000 and $22,361,000, respectively.

Inventory Shrinkage Reserves

      PETsMART stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. The Company’s forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores that will have certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period, the Company estimates the inventory shrinkage reserve for uninventoried sales based on a 3-year historical trend analysis by store. As of February 3, 2002 and January 28, 2001, approximately $9,147,000 and $8,069,000, respectively, was recorded for inventory shrinkage reserves.

Property and Equipment

      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. Property held for sale and leaseback, recorded at cost, consists of construction-in-progress for new store sites where a sale and leaseback transaction will be consummated upon completion of construction, and depreciation is not provided. New store furniture, fixtures and equipment held for sale and leaseback of $9,629,000 and $11,569,000 as of February 3, 2002, and January 28, 2001, respectively, was recorded in receivables in the accompanying consolidated balance sheets,

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and represent assets purchased that will be sold and leased back upon consummation of lease transactions as new stores open.

      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures, and equipment	3 - 7 years
Leasehold improvements	Remaining lease term
Computer software	3 - 5 years

Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in consolidated operating results. Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of February 3, 2002, and January 28, 2001, such investments were recorded at the lower of cost or estimated net realizable value.

Other Assets

      Other assets include goodwill and deferred financing fees. Goodwill of $13,209,000 and $13,487,000 as of February 3, 2002, and January 28, 2001, respectively, net of accumulated amortization of $6,510,000 and $5,200,000, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In the second quarter of fiscal 2001, the Company eliminated net goodwill of $8,575,000 associated with the increase in ownership of PETsMART.com (see Note 2). The goodwill was eliminated in connection with the reversal of the valuation allowance against deferred tax assets and is discussed under Income Taxes (see Note 8). In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000, and eliminated the minority interest balance of $604,000. The net amount of $8,896,000 was recorded in goodwill and will not be amortized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.” Goodwill and intangible assets are being amortized using the straight-line method over a period of fifteen years.

      Deferred financing fees represents costs incurred in connection with the issuance of the 6 3/4% Subordinated Convertible Notes due 2004 (the “Notes”) and bank credit facilities (see Notes 11 and 12). As of February 3, 2002, and January 28, 2001, deferred financing fees were approximately $3,963,000 and $4,560,000, respectively, net of accumulated amortization. The Company is amortizing these costs on a basis that approximates the interest method over the expected term of the related debt.

Impairment of Long-Lived Assets and Goodwill

      Long-lived assets and enterprise goodwill are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets and goodwill is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals. As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company performed an impairment analysis in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The analysis indicated an impairment of $6,927,000 associated with PETsMART Direct’s

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

building, fixtures, equipment, goodwill, and software, which was recorded in general and administrative expenses (see Note 7). The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. During fiscal 2000 and 1999, no impairment losses were recorded.

Insurance Liabilities and Reserves

      The Company maintains standard property and casualty insurance on all of its stores, product liability insurance covering the sale of live pets, and worker compensation insurance. Property insurance covers approximately $1.3 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under the Company’s casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 for each policy per occurrence. We establish reserves for losses based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not yet been reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. As of February 3, 2002 and January 28, 2001, the Company has approximately $16,800,000 and $12,926,000, respectively, in reserves related to casualty and workers compensation insurance policies, which was recorded in other accrued expenses.

Income Taxes

      Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. In the second quarter of fiscal 2001, the Company reversed valuation allowances on deferred tax assets of $18,885,000 associated with the increase in ownership of PETsMART.com (see Note 2). The impact of the reversed valuation allowances was included in income tax expense net of the reduction of goodwill discussed above under Other Assets.

Revenue Recognition

      The Company records revenue at the point of sale for retail stores and at the time of shipment for catalog and electronic commerce sales. Outbound shipping charges are included in net sales when the products are shipped for catalog and electronic commerce sales. The Company records an allowance for estimated returns in the period of sale.

Advertising

      The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating expenses. Total advertising expenditures, including direct response advertising, were $80,247,000, $64,675,000, and $76,208,000 for fiscal 2001, 2000, and 1999, respectively. Direct response advertising consists primarily of product catalogs developed by the Company’s mail order subsidiaries. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. As of February 3, 2002, and January 28, 2001, $2,648,000 and $3,839,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Reserve for Closed Stores

      The Company continuously evaluates the performance of its retail stores and periodically closes those which are underperforming. The Company establishes reserves for future rental payments on closed stores and terminated subleases, and classifies these costs in general and administrative expenses (see Note 7). The costs

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment. As of February 3, 2002 and January 28, 2001, approximately $11,903,000 and $4,840,000, respectively, was recorded for closed store reserves.

Foreign Currency Translation and Transactions

      The local currency has been used as the functional currency in both the United Kingdom and Canada. The assets and liabilities denominated in foreign currency are translated into United States dollars at the current rate of exchange at year-end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive loss. Transaction gains and losses included in net income (loss) are not material. During 1999, the Company reclassified $1,366,000 of foreign currency translation gains to income related to the sale of the United Kingdom subsidiary that is included in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

     Comprehensive Income

      The income tax (benefit) expense related to the foreign currency translation adjustment, which was the only component of comprehensive income, was approximately $(210,000), $(763,000), and $925,000 for fiscal 2001, 2000, and 1999, respectively.

     Earnings Per Share

      Basic earnings per share are computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s Subordinated Convertible Notes.

     Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-based Compensation”, (“SFAS 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees (see Note 14).

     Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents and Subordinated Convertible Notes. These balances, as presented in the consolidated financial statements at February 3, 2002, and January 28, 2001, approximate their fair value, except for the Subordinated Convertible Notes whose fair market value at February 3, 2002, and January 28, 2001 approximated $222,080,000 and $130,500,000, respectively, based upon information provided by a broker dealer that makes a market in the Company’s Subordinated Convertible Notes. During February and March 2002, the entire balance of the Subordinated Convertible Notes was retired for approximately $275,000 in cash and approximately 19,800,000 common shares (see Note 16).

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

     Recently Issued Accounting Pronouncements

      Effective January 29, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. SFAS 133 requires that an entity recognize all derivative instruments in the balance sheet at fair value. Changes in the fair value of derivatives that are not designated as hedges must be adjusted to fair value through income. If the derivative is designated as a hedge, depending on the nature of the underlying exposure, changes in fair value are either offset against the change in fair value of the hedged item or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings. The adoption of SFAS No. 133 had no impact on the Company’s financial position and results of operations.

      In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, amortization of goodwill and intangibles without a finite life ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption. The Company will adopt the standard beginning fiscal 2002. Once adopted, goodwill amortization of approximately $504,000 on an annualized basis will cease. The Company has not yet determined the financial statement impact that may result from the adoption of this statement.

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company will adopt the standard in fiscal 2002, and does not expect that the adoption will have a significant impact on the Company’s financial position and results of operations.

     Reclassifications

      For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 2 — Acquisition of Controlling Interest in PETsMART.com

      During fiscal 1999, the Company invested cash and assets and incurred transaction fees totaling $29,061,000 in exchange for 8,287,135 shares of convertible voting preferred stock in PETsMART.com, a corporate joint venture that began operations as an e-commerce pet product retailer in June 1999. In addition, the Company formed a strategic alliance to provide certain marketing, merchandising, procurement, distribution and fulfillment operations for PETsMART.com through Direct. Direct fulfills orders for PETsMART.com and is reimbursed for the cost of product transferred to PETsMART.com, fulfillment and for support services provided, which is calculated using an activity-based costing method. The Company’s investment in the voting preferred stock of PETsMART.com is convertible at the Company’s option into common stock and has voting rights on an as-converted basis. The Company accounted for its investment using the equity method in accordance with APB No. 18 and recognized its share of the losses in PETsMART.com through the acquisition of a controlling interest in PETsMART.com on December 20, 2000 (the “Transaction”), as further discussed below. At January 30, 2000, the Company’s investment represented 49.6% of the outstanding voting shares on an as-converted basis and had been reduced to zero as a result of the Company’s recognition of its share of equity losses of PETsMART.com. Amounts due from PETsMART.com at January 30, 2000 of $7,381,000 are included within receivables in the accompanying consolidated balance sheets.

      The Company participated in additional rounds of equity financing in fiscal 2000, culminating with the acquisition of a controlling interest of PETsMART.com on December 20, 2000 (the “Transaction Date”). Prior to the Transaction Date, the Company invested $21,334,000 in cash for 1,361,027 shares of common stock, 4,575,627 shares of convertible voting preferred stock and warrants to purchase 3,211,991 shares of convertible voting preferred stock and held an equity ownership of approximately 46%. Through the Transaction Date, the Company recognized $33,109,000 in equity losses exceeding the Company’s investment by $11,775,000. The losses recognized in excess of the Company’s investment were a direct result of (1) the Company’s decision to provide extended trade terms to PETsMART.com for product sales, fulfillment, and service charges, and (2) the approval in November 2000 by the Board of Directors for both the Company and PETsMART.com to allow the Company to acquire a controlling interest in PETsMART.com.

      Under the terms of the Transaction, total consideration of $33,955,000 (including transaction costs of $870,000), consisted of $29,249,000 paid to PETsMART.com and $3,836,000 paid to employees and other shareholders to acquire 3,815,392 shares of common stock and 510,297 shares of convertible voting preferred stock. The Company received 87,937,000 shares of newly issued PETsMART.com convertible voting Series F Preferred Stock in exchange for $10,000,000 in cash, a promissory note for $10,000,000, and the Company’s pet catalog business with net assets with a book value of approximately $9,249,000 (consisting of approximately $6,260,000 of merchandise inventories and approximately $2,989,000 of other current assets), to form an integrated direct marketing subsidiary. As a result of the Transaction, the Company increased its voting ownership percentage to approximately 81.7% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. The Company accounted for the Transaction as a step acquisition and allocated approximately $7,904,000 for the excess of the consideration paid over the underlying net assets acquired to goodwill.

      In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes that will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter of fiscal 2001, the Company reversed valuation allowances of deferred tax assets of $18,885,000, eliminated the net goodwill of $8,575,000 and recorded a tax benefit of $10,310,000. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. The balance of the minority

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest as of February 3, 2002 was $604,000. The additional investment and the minority interest represented a net amount of $8,896,000 which was recorded as goodwill in fiscal 2001. The Pasadena, California-based operations will move its administrative functions to the Company’s office in Phoenix, Arizona during fiscal 2002.

      The minority interest in PETsMART.com held by the Company during fiscal 2000 and 2001, consisted primarily of convertible voting preferred stock, which was convertible at fixed conversion rates into common stock of PETsMART.com at the holder’s option. The holder was entitled to receive non-cumulative dividends when, and if declared by PETsMART.com’s Board of Directors at a rate of 8% of the respective issuance price per share per annum. No dividends were declared or paid by PETsMART.com. The minority interest in the losses of PETsMART.com for fiscal 2001 and 2000 (recognized from the Transaction Date to January 28, 2001) was approximately $2,296,000 and $300,000, respectively, and has been included in the accompanying consolidated statements of operations.

      The following unaudited pro forma financial information for the Company gives effect to the Transaction including its impact upon amortization expense and the related income tax effects and the inclusion of the net operating losses recognized by PETsMART.com in the consolidated income tax return of the Company, as if the Transaction had occurred at the beginning of the periods presented (in thousands, except per share data):

	Fiscal Year Ended

	January 28,	January 30,
	2001	2000

Net sales	$2,248,554	$2,123,960
Loss before extraordinary item and cumulative effect of a change in accounting principle	(28,357)	(29,427)
Loss per share before extraordinary item and cumulative effect of a change in accounting principle	$(0.25)	$(0.26)

      The pro forma results have been prepared for comparative purposes only and do not purport to represent what the Company’s actual results of operations would have been had the transaction occurred at the beginning of the periods presented and are not intended to be a projection of future results or trends.

Note 3 — Investments

      The Company has an investment in MMI Holdings, Inc. (“MMIH”), a provider of veterinary and other pet related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., (“MMI”), operates full-service veterinary hospitals and wellness hospitals inside approximately half of the PETsMART stores, under the name Banfield, The Pet HospitalTM, and a limited number of other locations which are not affiliated with PETsMART. The Company’s investment consists of common and convertible preferred stock. The Company’s ownership interest in the voting common and convertible preferred stock of MMIH as of February 3, 2002, and January 28, 2001 was approximately 19% and 20%, respectively, or $5,378,000 at cost. At February 3, 2002, and January 28, 2001, the Company owned approximately 36% in the combined voting and non-voting stock of MMIH. The Company accounts for its investment using the cost method, as the Company lacks the ability to exercise significant influence over MMIH’s operating and financial policies. During fiscal 1999, the Company transferred assets of PETsMART Veterinary Services, Inc. (“PVS”), a wholly owned subsidiary of the Company, to MMIH in exchange for an additional equity investment of 4,821,679 shares or $25,424,000 of non-voting convertible preferred stock in MMIH. In fiscal 2000, the Company made an additional equity investment in MMIH of 163,158 shares or $1,571,000 of non-voting convertible preferred stock and certain other contractual payments related to the transfer of assets. In fiscal 2001, the Company exchanged 190,000 shares of Class A voting stock for 190,000 shares of Class B non-voting stock. As of February 3, 2002, the total equity investment in non-voting convertible preferred stock was 5,174,837 shares or $26,995,000. The voting convertible preferred stock may be converted into common stock

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

at any time, at the option of the holder. The non-voting convertible preferred stock is convertible into common stock upon the earlier of June 1, 2011 or an acquisition of MMIH. Prior to the transfer of PVS to MMIH in July 1999, revenues related to PVS were approximately $27,289,000 in fiscal 1999, and were recorded in net sales in the accompanying consolidated statements of operations.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as income from leased departments within cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $6,727,000, $6,853,000 and $7,361,000 was recognized during fiscal years 2001, 2000, and 1999, respectively. Additionally, licensing fees receivable from MMI totaled $2,182,000 and $2,061,000 at February 3, 2002, and January 28, 2001, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Note 4 — Property and Equipment

      Property and equipment consists of the following (in thousands):

	February 3,	January 28,
	2002	2001

Property held for sale and leaseback	$—	$2,195
Land	691	3,377
Buildings	8,965	11,535
Furniture, fixtures and equipment	167,636	131,309
Leasehold improvements	174,000	150,525
Computer software	34,101	30,456
Buildings, equipment, and computer software under capital leases	255,256	147,326

	640,649	476,723
Less: accumulated depreciation and amortization	251,091	201,395

	389,558	275,328
Construction in progress	5,277	3,525

	$394,835	$278,853

      Accumulated amortization of equipment, computer software and buildings under capital leases approximated $87,997,000 and $75,484,000 as of February 3, 2002 and January 28, 2001, respectively. In fiscal 2001, the Company entered into sale-leaseback transactions for one distribution center and twenty-six stores, resulting in the addition to capital leases of $107,930,000.

      Interest costs incurred and interest capitalized on construction in progress is as follows (in thousands):

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

Interest costs incurred	$27,436	$23,443	$24,509
Less: interest costs capitalized	—	58	1,753

Interest expense	$27,436	$23,385	$22,756

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 5 — Notes Receivable from Officers

      During fiscal 2000, the Company provided loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 12 to 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, sale of the underlying common stock or the officer’s termination of employment. As of February 3, 2002, and January 28, 2001, notes receivable and accrued interest due from officers was $4,487,000 and $4,319,000, respectively.

Note 6 — Loss on Disposal of Subsidiary

      The Company consummated the sale of its United Kingdom subsidiary (the “UK Transaction”) to an unrelated third party on December 15, 1999. The UK Transaction was structured as a stock sale. The Company sold 100% of the stock in its subsidiary in exchange for approximately $48,855,000 less debt of approximately $7,038,000, resulting in net cash proceeds of approximately $41,817,000. In connection with the UK Transaction, the Company recorded a net loss of $31,062,000, including $23,605,000 related to the excess of net book value over cash consideration and transaction fees of approximately $7,457,000. Additionally, the Company has reflected the subsidiary’s $14,607,000 loss from operations, excluding the related tax effects, for fiscal 1999 through the date of the U.K. Transaction, in loss on disposal of subsidiary in the accompanying consolidated statements of operations.

Note 7 — Special Charges

     Store Closure Reserves

      Since 1996, the Company has incurred costs related to merger, integration, store closure, and other business restructuring costs in connection with certain acquisitions. As of February 3, 2002, and January 28, 2001, the reserve balances of $2,579,000 and $4,822,000, respectively, relate to the liability associated with the closed stores, and the related store and equipment lease termination costs.

      Charges totaling approximately $13,452,000 and $2,710,000 were recorded in fiscal 2001 and 2000, respectively, for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Approximately $2,931,000 of these charges in fiscal 2001 was to increase previously established restructuring reserves, as discussed above. The charges were recorded in general and administrative expenses. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.

     Reorganization of PETsMART Direct and PETsMART.com

      During the fourth quarter of fiscal 2001, the Company approved a plan to move administrative functions, during fiscal 2002, of PETsMART Direct to our administrative office located in Phoenix, Arizona. PETsMART Direct will have, among other functions, the merchandising, human resource, and finance operations provided by the personnel in Arizona under a shared services arrangement. The PETsMART Direct, Brockport, New York, facility will continue to handle warehousing and fulfillment for the pet and equine catalogs, e-commerce sites, and in-store State Line Tack departments, and will manage customer service for all direct marketing operations. As a result of the reorganization of these functions, the Company will eliminate 44 positions and has recorded severance charges of approximately $431,000. Also as part of the

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

plan, the Company closed 5 PetWise retail stores and recorded a reserve of approximately $698,000 for the remaining lease obligations, and wrote off certain fixed assets. The Company also sold a subsidiary of PETsMART Direct for approximately $800,000, which resulted in a loss of approximately $906,000. Included in the loss on sale of subsidiary is a $400,000 reserve against a note received as part of the purchase price, which is classified in long-term other assets, and is not part of the restructure reserve liability.

      In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. The Pasadena, California-based operations will move its administrative functions to the Company’s office in Phoenix, Arizona during fiscal 2002. As a result of the reorganization of these functions, the Company will eliminate 46 positions and has recorded severance charges of approximately $979,000. The Company has also recorded a reserve of $80,000 for the remaining lease obligations associated with the PETsMART.com office space in Pasadena, California.

      The activity related to the 1996 closed store reserve, as well as the remaining lease obligations for closed stores and office associated with the PETsMART Direct and PETsMART.com reorganization was as follows (in thousands):

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

Opening balance	$4,822	$10,410	$19,833
Charges — 1996 closed stores	2,931	—	—
Charges — reorganization	778	—	—
Cash payments	(5,174)	(5,588)	(9,423)

Ending balance	$3,357	$4,822	$10,410

      The activity related to the loss on sale of subsidiary, fixed asset write downs, and severance associated with the reorganization of PETsMART Direct and PETsMART.com was as follows (in thousands):

	January 28,		Cash	Non-cash	February 3,
	2001	Charges	Payments	Activity	2002

Loss on sale of subsidiary	$—	$506	$—	$(506)	$—
Fixed asset write downs	—	580	—	(580)	—
Severance	—	1,410	—	—	1,410

	$—	$2,496	$—	$(1,086)	$1,410

      Accrued severance was classified as a component of other accrued expenses.

     Impairment of Long-Lived Assets and Asset Write-Downs

      During fiscal 2001, the Company recorded an impairment charge of approximately $6,927,000, a write-down of inventory of approximately $2,100,000, and a charge of approximately $720,000 for other asset write-downs and reserves.

      As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company performed an impairment analysis in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The analysis indicated an impairment of $6,927,000 associated with PETsMART Direct’s building, fixtures, equipment, software, and goodwill, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in fiscal 2001, the Company analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2,100,000 charge to cost of sales to record the inventory at its net realizable value. The Company can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

Note 8 — Income Taxes

      Income (loss) before income tax expense (benefit), minority interest, extraordinary item, and cumulative effect of a change in accounting principle is as follows (in thousands):

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

United States	$41,863	$(32,964)	$10,828
Foreign	2,190	(201)	(17,645)

	$44,053	$(33,165)	$(6,817)

      The income tax expense (benefit) before minority interest, extraordinary item, and cumulative effect of a change in accounting principle consists of the following (in thousands):

	Fiscal Year Ended

	February 3,	January 28,	January 30,
	2002	2001	2000

Current provision (benefit):
Federal	$29,719	$1,874	$(3,555)
State	4,333	1,989	781

	34,052	3,863	(2,774)

Deferred provision (benefit):
Federal	(26,625)	1,409	29,941
State	(2,426)	(4,117)	3,392
Foreign	2,495	(304)	(5,482)

	(26,556)	(3,012)	27,851

Income tax expense	$7,496	$851	$25,077

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate before minority interest, extraordinary item, and cumulative effect of a change in accounting principle is as follows (dollars in thousands):

	Fiscal Year Ended

	February 3, 2002		January 28, 2001		January 30, 2000

	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$15,419	35.0%	$(11,608)	(35.0)%	$(2,386)	(35.0)%
State income taxes, net of federal income tax benefit	1,239	2.8	(1,383)	(4.2)	3,152	46.2
Foreign taxes	38	.1	(233)	(0.7)	804	11.8
Tax in excess of financial reporting loss on disposition of subsidiary, net of accrual adjustments	—	—	—	—	(5,000)	(73.3)
Enacted change in foreign income tax rate	1,185	2.7	—	—	—	—
Non-deductible corporate joint venture losses	—	—	11,588	34.9	10,171	149.2
Change in valuation allowance	(10,923)	(24.8)	1,540	4.6	17,987	263.9
Other	538	1.2	947	3.0	349	5.1

	$7,496	17.0%	$851	2.6%	$25,077	367.9%

      The Company recorded deferred income tax assets (liabilities) in the following financial statement line items in the accompanying consolidated balance sheets (in thousands):

	February 3,	January 28,
	2002	2001

Prepaid expenses and other current assets	$15,716	$9,836
Deferred income taxes	23,806	6,828
Deferred rents and other liabilities	—	(3,908)

Net deferred income tax asset	$39,522	$12,756

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred income tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	February 3,	January 28,
	2002	2001

Deferred income tax assets:
Deferred rents	$7,865	$7,400
Reserve for closed stores	2,434	1,971
Miscellaneous reserves and accruals	1,691	—
Employee benefit expense	4,950	4,406
Depreciation	949	—
Inventory reserve	—	680
Net operating loss carryforwards	42,010	42,650
Capital loss carryforwards	50,385	53,322
Income tax credits	497	1,688
Other	4,075	707

Total deferred income tax assets	114,856	112,824
Valuation allowance	(70,245)	(92,335)

Net deferred income tax assets	44,611	20,489
Deferred income tax liabilities:
Depreciation and amortization	—	(3,012)
Inventory reserve	(2,005)	—
Inventory uniform capitalization	(3,084)	(4,721)

Total deferred income tax liabilities	(5,089)	(7,733)

Net deferred income tax assets	$39,522	$12,756

      During fiscal 2001, there was a net decrease of approximately $1,185,000 in the deferred tax asset due to a statutory reduction in the Canadian corporate tax rate.

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at February 3, 2002, and January 28, 2001 are based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at February 3, 2002 and January 28, 2001 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards. The change in the valuation allowance during fiscal 2001 did not provide a complete income statement benefit due primarily to the portion of the benefit associated with the PETsMART.com net operating loss carryforwards that eliminated the remaining goodwill associated with the Transaction.

      As of February 3, 2002, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of approximately $97,812,000 which expire in varying amounts between 2019 and 2020, foreign net operating loss carryforwards of approximately $6,611,000 which expire in varying amounts between 2002 and 2008, state net operating loss carryforwards of approximately $183,723,000 which expire in varying amounts between 2002 and 2019, and capital loss carryforwards of approximately $128,280,000 to offset future capital gains, if any, which expire in 2004. No deferred tax asset has been recorded for approximately $4,519,000 of the foreign net operating loss carryforwards as it is anticipated that any benefit associated with their utilization would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1986, as amended, and similar limitations apply to certain state net operating loss carryforwards under state tax laws.

      In June 2001, the Company increased its voting ownership in PETsMART.com to the requisite percentage for income tax reporting purposes that will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, the Company reversed previously established valuation allowances of approximately $18,885,000, eliminated the remaining goodwill associated with the Transaction, and recorded a tax benefit of $10,310,000. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

Note 9 — Earnings Per Share

      Basic earnings per share are computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s Notes.

      A reconciliation of the basic and diluted per share computations for fiscal 2001, 2000, and 1999 is as follows (in thousands, except per share data):

	Fiscal Year Ended

	February 3, 2002			January 28, 2001			January 30, 2000

		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share	Income	Average	Share		Average	Share
	Income	Shares	Amount	(loss)	Shares	Amount	Loss	Shares	Amount

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle	$38,853	112,006	$0.34	$(33,716)	111,351	$(0.30)	$(31,894)	114,940	$(0.28)
Extraordinary item, gain on early extinguishment of debt, net of income tax expense	714	112,006	0.01	2,812	111,351	0.02	—	—	—
Cumulative effect of a change in accounting principle, net of income tax benefit	—	—	—	—	—	—	(528)	114,940	—

Net income (loss) per common share — basic	39,567	112,006	0.35	(30,904)	111,351	(0.28)	(32,422)	114,940	(0.28)
Effect of dilutive securities:
Options	—	2,061	—	—	—	—	—	—	—

Net income (loss) per common share — diluted	$39,567	114,067	$0.35	$(30,904)	111,351	$(0.28)	$(32,422)	114,940	$(0.28)

      As of February 3, 2002, no shares of common stock had been issued upon conversion of the Notes issued in November 1997 (see Note 11). During February and March 2002, the entire balance of the Notes were

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

retired for approximately $275,000 in cash and approximately 19,800,000 shares of common stock (see Note 16). These shares were not included in the calculation of diluted earnings per share for fiscal 2001, 2000, or 1999 due to the anti-dilutive effect they would have on earnings (loss) per share if converted.

      Due to the Company’s loss in fiscal 2000 and 1999, a calculation of diluted earnings per share is not required. In fiscal 2001, options to purchase approximately 2,616,000 shares of common stock were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares. In fiscal 2000 and 1999, potentially dilutive securities consisted of options convertible into approximately 125,000 and 400,000 shares of common stock, respectively.

Note 10 — Employee Benefit Plan

      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. During fiscal 2001, 2000, and 1999 the Company recognized expense related to matching contributions under the 401(k) Plan of $2,139,000, $1,585,000, and $1,727,000, respectively.

Note 11 — Subordinated Convertible Notes

      In November 1997, the Company sold $200,000,000 aggregate principal amount of 6 3/4% Subordinated Convertible Notes due 2004. The remaining principle outstanding as of February 3, 2002 was $173,500,000. The outstanding Notes are convertible into the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions. During February and March 2002, the entire outstanding balance of the Notes were retired for approximately $275,000 in cash and approximately 19,800,000 shares of common stock (see Note 16).

      During fiscal 2001, the Company repurchased and retired Notes with a face value of $7,750,000 at a discounted price of $6,382,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $178,000 was written off and included in the determination of the extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $714,000, net of related income taxes of approximately $476,000.

      During fiscal 2000, the Company repurchased and retired Notes with a face value of $18,750,000 at a discounted price of $13,630,000. As a result, the Company recognized an extraordinary gain of approximately $2,812,000, net of related income taxes of approximately $1,876,000 and the write-off of the related portion of the unamortized deferred financing costs of approximately $432,000.

Note 12 — Financing Arrangements

     Bank Credit Facility

      On April 30, 2001, the Company entered into a new credit arrangement with a financial institution providing for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit and expiring on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either a bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at our option. The arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. This credit arrangement replaced the Company’s prior revolving credit arrangement. At February 3, 2002, there were no borrowings outstanding on this credit arrangement.

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Operating and Capital Leases

      The Company leases substantially all of its stores, distribution centers, corporate offices, and certain equipment under noncancelable operating leases, expiring at various dates through 2021. The Company has the option to extend the terms of the leases for periods ranging from 5 to 20 years. Certain leases require payment of property taxes, utilities, common area maintenance, insurance, and additional rents based on a percentage of sales. No additional rent payments were required during fiscal 2001, 2000, or 1999. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total operating lease rent expense incurred, net of sublease income, during fiscal 2001, 2000 and 1999 was $195,107,000, $184,317,000, and $174,165,000, respectively.

      The Company has entered into sale and leaseback transactions for several of its store locations, which included buildings and underlying land. Such assets are sold at cost and are leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment, computer hardware and software under capital leases.

      At February 3, 2002, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	leases	leases

2002	$157,049	$28,095
2003	148,752	21,230
2004	175,071	19,170
2005	139,468	18,527
2006	135,614	18,648
Thereafter	931,631	248,455

Total minimum rental commitments	$1,687,585	354,125

Less: amounts representing interest		186,238

Present value of obligations		167,887
Less: current portion		11,699

Long-term obligations		$156,188

      The payment schedule above for operating leases is shown net of sublease income. Sublease income for operating and capital leases is as follows: 2002, $2,799,000; 2003, $2,601,000; 2004, $2,413,000; 2005, $2,455,000; 2006, $2,506,000, and thereafter, $16,119,000.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as income from leased departments within cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $6,727,000, $6,853,000 and $7,361,000 was recognized during fiscal years 2001, 2000, and 1999, respectively. Additionally, licensing fees receivable from MMI totaled $2,182,000 and $2,061,000 as of February 3, 2002, and January 28, 2001, respectively, and was included in receivables in the accompanying consolidated balance sheets.

     Structured Lease Facilities

      The Company has entered into lease agreements for certain stores as part of structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with the Company,

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with the Company, leases the completed stores to the Company for a five-year term. After the five-year term has expired, the Company is required to payoff the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. During fiscal 2001, two leasing terms expired, and as a result, the Company paid the financing remaining on one distribution center and twenty-six stores, and concurrently sold these properties to a third party and entered into lease agreements with expiration dates through 2021. The Company has one outstanding special purpose entity lease remaining as of February 3, 2002 that encompasses nine stores, and included in the operating leases for 2004 is the final payment of approximately $27,922,000. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the credit facility.

      The Financial Accounting Standards Board is currently deliberating the issuance of an interpretation of Statement of Financial Accounting Standards No. 94, “Consolidation of All Majority-Owned Subsidiaries” to provide additional guidance to assist companies in identifying and accounting for special purpose entities, including when special purpose entities should be consolidated by the investor or beneficiary. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the special purpose entity can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, the result could impact the accounting treatment of the remaining lease.

Note 13 — Commitments and Contingencies

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, the Company filed an answer to the amended complaint denying the plaintiffs’ allegations. The Company believes that plaintiffs’ allegations are without merit and intends to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

      The Company is involved in various other legal proceedings that we do not believe are material to our business. The Company has accrued certain amounts for estimated litigation costs associated with its legal proceedings.

      In December 2001, the Company recorded a net cash receipt of $17,000,000 in connection with the resolution of various issues with a vendor, and recorded the gain in general and administrative expenses.

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 — Stock Incentive Plans

     Employee Stock Purchase Plan

      The Company had an Employee Stock Purchase Plan (the “Plan”) that was terminated in February 2002, pursuant to the terms of the Plan after the final purchase of approximately 282,000 shares. Under the Plan, essentially all employees with six or more months of service could purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 3,000,000 shares was authorized for purchase. A total of 394,000, 607,000, and 346,000 shares were purchased in fiscal 2001, 2000, and 1999, respectively, for aggregate proceeds of $1,322,000, $1,749,000, and $2,366,000, respectively.

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

      In fiscal 1998, the Company awarded 286,000 shares under the plan and recorded approximately $3,003,000 as deferred compensation with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the five-year term of the restricted stock awards. The attainment of the performance goals could accelerate the future recognition of compensation expense as the restrictions on the shares of common stock lapse. During fiscal 2001 and 2000, approximately 25,000 and 140,000 shares, respectively, were reacquired by the Company due to employee terminations. At February 3, 2002, approximately 121,000 shares were outstanding under the plan, none of which were vested.

     Stock Options

      The Company may grant under a stock option plan (the “Plan”) either incentive stock options or supplemental stock options to purchase up to 29,701,849 shares of common stock to key employees (including officers), consultants or directors of the Company at fair market value at the date of grant. At February 3, 2002, stock options to purchase 15,255,839 shares of common stock were outstanding with exercise prices ranging from $0.72 to $28.75 per share. Options vest over a period of three to four years and expire ten years after the date of grant. As of February 3, 2002, the Plan also includes stock options to purchase 443,000 shares of common stock outstanding under the 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.03 to $19.00 per share. Approximately 600,000 shares are authorized for issuance under the Non-Employee Directors Equity Plan.

      PETsMART applies APB 25 and related interpretations in accounting for its stock-based compensation, including its Employee Stock Purchase Plan, and has adopted the disclosure-only provisions of SFAS 123. Accordingly, no compensation cost has been recognized for the Employee Stock Purchase Plan or the stock option plans. Had compensation cost for the Company’s plans been determined based on the fair value at the

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grant date for awards consistent with the provisions of SFAS 123, the Company’s net income (loss) and earnings (loss) per share would have been reduced as indicated below (in thousands, except per share data):

	Fiscal Year

	2001	2000	1999

Income (loss) before extraordinary item and cumulative effect of a change in accounting principle — as reported	$38,853	$(33,716)	$(31,894)
Income (loss) before extraordinary item and cumulative effect of a change in accounting principle — pro forma	$32,031	$(38,100)	$(39,813)
Earnings (loss) per share diluted — as reported	$0.34	$(0.30)	$(0.28)
Earnings (loss) per share diluted — pro forma	$0.28	$(0.34)	$(0.35)

      The fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2001, 2000, and 1999, respectively: dividend yield of 0.00% in all years; expected volatility of 54.0 to 64.0 percent, 55.0 to 65.0 percent and 52.5 to 62.5 percent, respectively; risk-free interest rates of 2.25 to 5.25 percent, 4.79 to 6.53 percent and 4.78 to 6.72 percent, respectively; and expected lives of 0.39 to 1.67 years, 0.38 to 1.71 years, and 0.38 to 1.69 years, respectively. The weighted average fair value of options granted during fiscal 2001, 2000, and 1999 was $2.06, $1.97, and $3.29, respectively.

      Activity in all of the Company’s stock option plans is as follows (in thousands):

		Weighted
		Average Exercise
	Shares	Price per Share

Outstanding, January 31, 1999	13,156	$11.45
Granted	5,579	6.52
Exercised	(222)	3.26
Canceled	(2,727)	11.59

Outstanding, January 30, 2000	15,786	9.80
Granted	3,472	3.61
Exercised	(40)	1.85
Canceled	(5,262)	10.09

Outstanding, January 28, 2001	13,956	8.09
Granted	4,244	4.03
Exercised	(847)	5.79
Canceled	(2,097)	7.97

Outstanding, February 3, 2002	15,256	$7.11

      As of February 3, 2002, January 28, 2001, and January 30, 2000, the Company had 8,456 options, 6,981 options and 7,216 options exercisable, respectively.

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Company’s stock options as of February 3, 2002:

			Options Outstanding			Options Exercisable

				Weighted Average	Weighted		Weighted
Range of			Number	Remaining	Average	Number	Average
Exercise Prices			Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

			(in thousands)			(in thousands)
$0.717	-	$3.000	992	7.58	$2.45	154	$2.55
$3.030	-	$3.470	3,331	9.04	$3.05	182	$3.20
$3.625	-	$5.000	2,599	7.79	$4.16	1,174	$4.07
$5.219	-	$7.188	921	7.29	$6.73	566	$6.82
$7.340	-	$7.531	1,426	7.27	$7.52	963	$7.53
$7.563	-	$8.450	1,701	7.63	$7.92	1,393	$7.82
$8.500	-	$9.938	1,457	6.30	$9.40	1,198	$9.46
$10.375	-	$12.000	1,358	5.98	$11.60	1,355	$11.61
$12.083	-	$15.375	950	4.36	$14.42	950	$14.42
$16.594	-	$24.250	474	4.89	$21.44	474	$21.44
		$28.750	47	4.66	$28.75	47	$28.75

$0.717	-	$28.750	15,256	6.91	$7.11	8,456	$9.46

     Stockholder Rights Plan

      On August 4, 1997, the Company adopted a Stockholder Rights Plan under which one preferred share purchase right was distributed on August 29, 1997 for each share of common stock held on that date. No certificates for the rights will be issued unless a person or group, subject to certain exceptions, acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. Each right entitles the registered holder to purchase from the Company, upon such event, one one-hundredth of a share of Series A Junior Participating Preferred stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100 common shares. The rights expire August 28, 2007, and are subject to redemption at a price of $0.001 in specified circumstances.

Note 15 — Supplemental Schedule of Cash Flows

      Supplemental cash flow information for fiscal years 2001, 2000, and 1999 was as follows (in thousands):

	Fiscal Year

	2001	2000	1999

Interest paid	$24,405	$23,810	$22,929
Income taxes paid	$9,427	$3,923	$12,648
Assets acquired using capital lease obligations	$107,930	$11,690	$1,795

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

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following is a summary of the net cash effect from the sale of the U.K. subsidiary in fiscal 1999 (see Note 6):

Working capital, other than cash	$11,408,000
Property and equipment	45,076,000
Other assets	18,953,000
Net assets of subsidiary sold in excess of proceeds	(23,605,000)
Capital lease obligations	(7,552,000)
Disposal transaction costs paid	(4,040,000)
Deferred rents and other liabilities	(2,463,000)

Net cash effect from sale of U.K. subsidiary	$37,777,000

Note 16 — Subsequent Events

      In February and March, 2002, the remaining balance of $173,500,000 of the 6 3/4% Subordinated Convertible Notes were retired for approximately $275,000 in cash and approximately 19,800,000 shares of the Company’s common stock at a conversion price of $8.75 per share.

Note 17 — Financial Information by Business Segment

      The Company sells and distributes a wide variety of pet and equine products including pet food, treats, litter, pet supplies, live fish, birds, and small pets and other goods and equine related products through retail stores, catalogs, and e-commerce. Additionally, the Company provides directly, or indirectly through a related party, veterinary, grooming, and obedience training services in many of its retail locations. As of the end of fiscal 2001, the Company operates three reportable business segments. PETsMART North American operations, the largest segment, includes all retail stores in the United States and Canada, along with the warehousing and corporate functions that support them. The PETsMART Direct segment represents the Company’s equine catalog and Internet operations, including its separate corporate and warehousing functions. The PETsMART.com segment represents the Company’s pet catalog and Internet operations, and information reflected relates to the period beginning December 20, 2000, when the Company acquired a controlling interest in PETsMART.com (see Note 2). The Company sells inventory from PETsMART Direct to its other two segments. All amounts are tracked separately and eliminated in consolidation. This segmentation is consistent with the format reviewed by the Company’s management.

      Operating results and other financial data by business segment for fiscal 2001, 2000, and 1999 were as follows (in thousands):

	2001	2000	1999

Net sales:
PETsMART North America	$2,390,123	$2,128,180	$2,003,913
PETsMART.com	51,191	4,738	—
PETsMART Direct — External customers	59,698	91,304	106,403
PETsMART Direct — Intersegment	23,891	27,297	20,798
Eliminations	(23,891)	(27,297)	(20,798)

Total net sales	$2,501,012	$2,224,222	$2,110,316

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001	2000	1999

Operating income:
PETsMART North America	$99,478	$30,628	$84,161
PETsMART Direct	(16,485)	(7,873)	3,646
PETsMART.com	(13,511)	(2,195)	—
Loss on disposal of subsidiary	—	—	(45,669)

Operating income	69,482	20,560	42,138
Interest income	2,007	2,769	2,862
Interest expense	(27,436)	(23,385)	(22,756)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	$44,053	$(56)	$22,244

	2001	2000	1999

Depreciation and amortization:
PETsMART North America	$54,968	$43,085	$39,309
PETsMART Direct	2,280	1,804	1,231
PETsMART.com	1,461	54	—

Total depreciation and amortization	$58,709	$44,943	$40,540

	2001	2000	1999

Purchases of property and equipment:
PETsMART North America	$104,356	$42,266	$54,221
PETsMART Direct	450	2,588	6,087
PETsMART.com	298	6	—

Total purchases of property and equipment	$105,104	$44,860	$60,308

      Total assets by business segment were as follows:

	February 3,	January 28,
	2002	2001

PETsMART North America	$926,293	$721,234
PETsMART Direct	27,316	40,486
PETsMART.com	7,494	20,427

Total assets	$961,103	$782,147

PETsMART, Inc. and Subsidiaries

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal Year Ended February 3, 2002	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$582,198	$582,433	$598,615	$737,766
Gross profit	157,531	156,253	170,949	224,773
Operating income (loss)	6,038	(8,118)	14,242	57,320
Income (loss) before minority interest, extraordinary item, and cumulative effect of a change in accounting principle	446	(14,235)	9,239	48,603
Minority interest in subsidiary loss	583	720	462	531
Extraordinary item, gain on early extinguishment of debt, net of income tax expense	419	295	—	—
Net income	$1,236	$2,818	$5,817	$29,696

Earnings per common share — basic:
Net income	$0.01	$0.03	$0.05	$0.26

Earnings per common share — diluted:
Net income	$0.01	$0.02	$0.05	$0.23

Weighted average common and common equivalent shares outstanding — basic	111,511	111,657	111,890	112,346

Weighted average common and common equivalent shares outstanding — diluted	111,888	113,636	114,398	135,822

	First	Second	Third	Fourth
Fiscal Year Ended January 28, 2001	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$533,984	$538,573	$541,316	$610,349
Gross profit	137,431	137,500	133,599	148,321
Operating income (loss)	10,944	13,329	4,318	(8,031)
Equity loss in PETsMART.com	(5,807)	(15,419)	(5,945)	(5,938)
Loss before minority interest, extraordinary item, and cumulative effect of a change in Accounting principle	(256)	(3,012)	(3,214)	(27,534)
Minority interest in subsidiary loss	—	—	—	300
Extraordinary item, gain on early extinguishment of debt, net of income tax expense	843	1,171	798	—

Net income (loss)	$587	$(1,841)	$(2,416)	$(27,234)

Earnings per common share — basic:
Net income (loss)	$0.01	$(0.02)	$(0.02)	$(0.24)

Earnings per common share — diluted:
Net income (loss)	$0.01	$(0.02)	$(0.02)	$(0.24)

Weighted average common and common equivalent shares outstanding — basic	111,402	111,124	111,273	111,405

Weighted average common and common equivalent shares outstanding — diluted	111,494	111,124	111,273	111,405

SCHEDULE II

PETsMART, INC. AND SUBSIDIARIES

Valuation and Qualifying Accounts

	Balance at			Balance
	beginning	Charged to		at end
Description	of period	expense	Deductions	of period

Valuation reserve deducted in the balance sheet from the asset to which it applies:
Merchandise inventories:
Fiscal year 1999, Lower of cost or market allowance	$1,959	$1,755	$(1,198)	$2,516

Fiscal year 2000, Lower of cost or market allowance	$2,516	$6,201	$(4,428)	$4,289

Fiscal year 2001, Lower of cost or market allowance	$4,289	$3,078	$(4,366)	$3,001

APPENDIX A

PETsMART SELECTED HISTORICAL FINANCIAL DATA(1)

	Fiscal Year Ended(2)

	Feb. 3,	Jan. 28,	Jan. 30,	Jan. 31,	Feb. 1,
	2002	2001	2000	1999	1998

	(In thousands, except per share amounts and operating data)
Historical Statement of Operations Data:
Net sales	$2,501,012	$2,224,222	$2,110,316	$2,109,322	$1,790,599

Gross profit	709,506	556,851	571,732	528,120	434,186
Operating expenses	519,678	451,407	421,244	408,711	358,785
General and administrative expenses	120,346	84,884	62,681	61,094	53,608
Loss on disposal of subsidiary	—	—	45,669	—	—
Merger and business integration costs	—	—	—	(1,808)	57,364

Operating income (loss)	69,482	20,560	42,138	60,123	(35,571)
Interest income	2,007	2,769	2,862	3,092	213
Interest expense	(27,436)	(23,385)	(22,756)	(24,109)	(14,178)

Income (loss) before equity loss in PETsMART.com, income tax expense, minority interest, extraordinary item and cumulative effect of a change in accounting principle	44,053	(56)	22,244	39,106	(49,536)
Equity loss in PETsMART.com	—	(33,109)	(29,061)	—	—
Net income (loss)(3)	$39,567	$(30,904)	$(32,422)	$23,269	$(34,430)
Income (loss) per share — basic before minority interest, extraordinary item and cumulative effect of a change in accounting principle	$0.34	$(0.30)	$(0.28)	$0.20	$(0.28)
Income (loss) per share — diluted before minority interest, extraordinary item and cumulative effect of a change in accounting principle	$0.34	$(0.30)	$(0.28)	$0.20	$(0.28)
Net income (loss) per share — basic	$0.35	$(0.28)	$(0.28)	$0.20	$(0.30)
Net income (loss) per share — diluted	$0.35	$(0.28)	$(0.28)	$0.20	$(0.30)
Weighted average number of common shares outstanding — basic	112,006	111,351	114,940	116,281	114,920
Weighted average number of common and common equivalent shares outstanding — diluted	114,067	111,351	114,940	117,085	114,920
Selected Operating Data:(8)
Stores open at end of period	560	533	484	534	468
Average square footage(4)	13,482,074	13,234,699	12,075,561	11,417,473	9,550,533
Net sales per square foot(5)	$177.28	$160.80	$163.16	$174.94	$176.97
Net sales growth	12.4%	5.4%	0.0%	17.8%	19.3%
Increase in comparable store sales(6)	6.5%	1.4%	4.6%	6.3%	4.6%

A-1

	Fiscal Year Ended(2)

	Feb. 3,	Jan. 28,	Jan. 30,	Jan. 31,	Feb. 1,
	2002	2001	2000	1999	1998

	(In thousands, except per share amounts and operating data)
Selected Balance Sheet Data:(8)
Merchandise inventories	$272,572	$322,462	$377,298	$336,058	$317,547
Working capital	$200,642	$195,050	$280,311	$296,307	$297,441
Total assets	$961,103	$782,147	$835,390	$931,999	$839,687
Total debt(7)	$341,387	$253,936	$276,544	$296,205	$278,761
Total stockholders’ equity	$325,806	$280,579	$314,424	$364,818	$334,694
Current ratio	1.73	1.83	2.18	2.10	2.36
Long-term debt-to-equity	101%	87%	84%	77%	80%
Total debt-to-capital	51%	48%	47%	45%	45%

(1)	Reflects the historical financial data of PETsMART after restatement (unless otherwise noted) for: the acquisition of State Line Tack in January 1996, and Pet City Holdings plc in December 1996, both of which were accounted for under the pooling of interests method; and the 2-for-1 stock split effected in the form of a stock dividend paid July 19, 1996 to holders of PETsMART Common Stock of record on July 8, 1996. Fiscal 1996 includes the results of operations of Pet City for the 53 weeks ended February 2, 1997.

(2)	Fiscal 2001 and 1996 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Includes a $2,629,000 charge in fiscal 1997, and a $528,000 charge in fiscal 1999 for the cumulative effect of a change in accounting principle, net of income tax benefit. Fiscal year 2000 includes an allocation of losses for minority interest in PETsMART.com of $300,000 and a $2,812,000 extraordinary gain on early extinguishment of debt, net of income tax expense. Fiscal year 2001 includes an allocation of losses for minority interest in PETsMART.com of $2,296,000 and a $714,000 extraordinary gain on early extinguishment of debt, net of income tax expense.

(4)	Average square footage is the mathematical average of square footage at the beginning of the year and square footage at the end of the year, and includes the square footage used by the veterinary hospitals.

(5)	Net sales per square foot are calculated by dividing net sales, excluding sales of PETsMART Direct and PETsMART.com, by average square footage.

(6)	North American retail stores only, excludes U.K., PETsMART Direct and PETsMART.com sales in all periods, and includes only stores open at least 52 weeks. Fiscal 2001 and 1996 data has been adjusted to reflect the first 52 weeks of the 53-week fiscal year.

(7)	Includes capital lease obligations.

(8)	U.K. subsidiary was sold during fiscal 1999, and is excluded entirely from the related 1999 selected operating and balance sheet data presented except for stockholders’ equity data. Data for fiscal years 1996 through 1998 include the U.K. subsidiary.

A-2

PETsMART, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4(4)	By-laws of PETsMART.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(5)	Form of Stock Certificate.
4.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
4.4(7)	Indenture, dated November 7, 1997, between PETsMART and Norwest Bank Minnesota, N.A., as Trustee.
4.5(8)	Form of Convertible Note.
10.1(9)	Form of Indemnity Agreement between PETsMART and its Directors and officers.
10.2(10)	1995 Equity Incentive Plan, as amended.
10.3(11)	1996 Non-Employee Director’s Equity Plan, as amended.
10.4(12)	Employee Stock Purchase Plan, as amended.
10.5(13)	1997 Non-Officer Equity Incentive Plan, as amended.
10.6(14)	Form of Restricted Stock Bonuses.
10.7	Credit Agreement among PETsMART, Inc., certain lenders, and Administrative Lender, dated as of April 30, 2001, as amended.
10.8	Form of Stock Pledge Agreement and Promissory Note with executive officers.
10.9	Form of Promissory Note with executive officers.
23.1	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2	Consent of PricewaterhouseCoopers LLP, Independent Accountants.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.3(ii) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-3 (File No. 333-41111), filed on November 26, 1997.

(8)	Incorporated by reference to Exhibit 3 to PETsMART’s Registration Statement on Form 8-A, (File No. 0-21888), filed on March 5, 1998.

(9)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(10)	Incorporated by reference to Exhibit 10.2 to PETsMART’s Registration Statement on Form S-8, (File No. 333-58505), filed on July 7, 1998.

(11)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58505), filed on July 7, 1998.

(12)	Incorporated by reference to Exhibit 10.6 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(13)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-62828), filed on June 12, 2001.

(14)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8, (File No. 333-52417), filed on May 12, 1998.