Form 10-Q
period 2002-05-05
PETSMART INC
filed 2002-06-19
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the 13 Weeks Ended May 5, 2002

OR

Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from ____________ to ____________

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

(1) Yes ☑ (2) Yes ☑	No No

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 133,683,817 Shares at June 10, 2002

PETsMART, Inc.
INDEX

Page
Number

PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements

Consolidated Balance Sheets as of May 5, 2002 and February 3, 2002	3

Consolidated Statements of Operations for the thirteen weeks ended May 5, 2002 and April 29, 2001	4

Consolidated Statements of Cash Flows for the thirteen weeks ended May 5, 2002 and April 29, 2001	5

Notes to Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3. Quantitative and Qualitative Disclosures about Market Risks	15

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	16

Item 6. Exhibits and Reports on Form 8-K	17

Signatures	18

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
 (In thousands, except par value)
(Unaudited)

	May 5,	February 3,
	2002	2002

Assets

Cash and cash equivalents	$126,890	$137,111

Receivables, net	10,920	23,263

Merchandise inventories	277,703	272,572

Prepaid expenses and other current assets	44,874	43,870

Total current assets	460,387	476,816

Property and equipment, net	416,205	394,835

Investments	33,694	33,694

Deferred income taxes	23,806	23,806

Goodwill, net	13,222	13,222

Intangible assets, net	2,763	2,818

Other assets	12,712	15,912

Total assets	$962,789	$961,103

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$105,099	$93,443

Accrued payroll, bonus, and employee benefits	36,775	51,824

Accrued occupancy expenses	26,532	26,867

Current maturities of capital lease obligations	11,464	11,699

Other accrued expenses	71,986	92,341

Total current liabilities	251,856	276,174

Subordinated convertible notes	—	173,500

Accrued merger, business integration and restructuring costs	3,100	3,357

Capital lease obligations	153,420	156,188

Deferred rents and other liabilities	25,061	26,078

Total liabilities	433,437	635,297

Commitments and contingencies

Stockholders’ Equity:

Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 133,450 and 112,609 shares issued	13	11

Additional paid-in capital	563,731	381,999

Deferred compensation	(226)	(296)

Accumulated deficit	(26,471)	(48,616)

Accumulated other comprehensive loss	(2,630)	(2,805)

Notes receivable from officers	(5,065)	(4,487)

Total stockholders’ equity	529,352	325,806

Total liabilities and stockholders’ equity	$962,789	$961,103

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
 (In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended

	May 5,	April 29,
	2002	2001

Net sales	$645,788	$582,198

Cost of sales	460,535	429,431

Gross profit	185,253	152,767

Operating expenses	120,226	120,424

General and administrative expenses	23,923	26,305

Operating income	41,104	6,038

Interest income	647	446

Interest expense	(5,449)	(6,038)

Income before income tax expense, minority interest and extraordinary item	36,302	446

Income tax expense	14,157	212

Income before minority interest and extraordinary item	22,145	234

Minority interest in PETsMART.com	—	583

Income before extraordinary item	22,145	817

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	419

Net income	$22,145	$1,236

Other comprehensive income, net of tax:

Foreign currency translation adjustments	175	(11)

Comprehensive income	$22,320	$1,225

Earnings per common share:

Basic:

Income before extraordinary item	$0.18	$0.01

Extraordinary item, net of income tax expense	—	—

Net income	$0.18	$0.01

Diluted:

Income before extraordinary item	$0.17	$0.01

Extraordinary item, net of income tax expense	—	—

Net income	$0.17	$0.01

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 13 weeks ended

	May 5,	April 29,
	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$22,145	$1,236

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	17,482	12,749

Loss on disposal of property and equipment	1,276	860

Capital assets received through vendor resolution	(835)	—

Non cash effect of conversion of subordinated notes	627	—

Minority interest in subsidiary loss	—	(583)

Tax benefit from exercise of stock options	433	—

Extraordinary gain on early extinguishment of debt	—	(699)

Changes in assets and liabilities:

Receivables, net	12,343	3,759

Merchandise inventories	(5,028)	28,460

Prepaid expenses and other current assets	(996)	(15,167)

Other assets	646	2,663

Accounts payable	8,678	(22,491)

Accrued payroll, bonus, and employee benefits	(15,057)	4,723

Accrued occupancy expenses	(347)	1,627

Accrued merger, business integration and restructuring costs	(257)	(441)

Other accrued expenses	(7,044)	6,546

Deferred rents and other liabilities	(1,020)	(170)

Net cash provided by operating activities	33,046	23,072

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(40,018)	(9,330)

Investment in cost holdings	—	(29)

Investment in PETsMART.com	(9,475)	—

Proceeds from sales of property and equipment	555	3,528

Net cash used in investing activities	(48,938)	(5,831)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:

Proceeds from issuance of common stock	6,607	786

Notes and interest receivable from officers, net	(578)	(263)

Borrowings from bank credit facility	—	39,500

Repayments of bank credit facility	—	(39,500)

Purchases of subordinated convertible notes	(275)	(1,744)

Payments on capital lease obligations	(3,090)	(3,131)

Increase (decrease) in bank overdraft	2,945	(716)

Payment of deferred financing fees	—	(2,296)

Net cash provided by (used in) financing activities	5,609	(7,364)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	62	360

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(10,221)	10,237

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,111	43,827

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$126,890	$54,064

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

         PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”) is the leading provider of pet food, pet supplies, accessories and professional pet services throughout North America for the lifetime needs of pets. As of May 5, 2002, the Company operated 563 retail stores and through its direct marketing channels, is also a leading mail order catalog and e-commerce retailer of equine products, riding supplies and pets supplies. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, the Pet HospitalTM, PETsMART facilitates full-service veterinary care in approximately half its stores.

         The accompanying unaudited consolidated financial statements of PETsMART have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature), necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

         Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 5, 2002, are not necessarily indicative of the results to be expected for the full year.

         For further information, refer to the financial statements and footnotes thereto for the fiscal year ended February 3, 2002, included in the Company’s Annual Report on Form 10-K (File No. 0-21888) filed with the Securities and Exchange Commission on April 15, 2002.

NOTE 2 — SUBORDINATED CONVERTIBLE NOTES:

         In November 1997, the Company sold $200,000,000 aggregate principal amount of 6 3/4% Subordinated Convertible Notes due 2004 (the “Notes”). The remaining principle outstanding as of February 3, 2002, was $173,500,000. The outstanding Notes were convertible into the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions. During February and March 2002, the entire outstanding balance of the Notes were purchased for approximately $275,000 in cash and converted for approximately 19,800,000 shares of common stock.

         During the thirteen weeks ended April 29, 2001, the Company purchased Notes with a face value of $2,500,000 at a discounted price of $1,744,000. In connection with the purchase of the Notes, the related portion of the unamortized deferred financing costs of $57,000 was written off and included in the determination of an extraordinary gain on early extinguishment of debt. The Company recognized an extraordinary gain of approximately $419,000, net of related income taxes of approximately $280,000.

NOTE 3 — NOTES RECEIVABLE FROM OFFICERS:

         During fiscal 2000, the Company began providing loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, sale of the underlying common stock or the officers’ termination of employment. During the thirteen weeks ended May 5, 2002, the Company recorded $496,000 of new officer loans under this program. During the thirteen weeks ended April 29, 2001, the Company did not record any officer loans under this program.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 — SPECIAL CHARGES:

         During the fourth quarter of fiscal 2001, the Company approved a plan to move administrative functions, during fiscal 2002, of PETsMART Direct, Inc. (“PETsMART Direct”), and PETsMART.com, Inc. (“PETsMART.com”), to the Company’s administrative office located in Phoenix, Arizona. As a result of the reorganization of these functions, the Company eliminated 90 positions, of which 84 had been eliminated as of May 5, 2002, and recorded severance charges of approximately $1,410,000 in the fourth quarter of fiscal 2001. Also as part of the plan, the Company closed five PetWise retail stores (small neighborhood pet stores) located in upstate New York, and recorded a reserve in the fourth quarter of fiscal 2001 of approximately $778,000 for the remaining offices and retail store lease obligations.

         Accrued severance was classified as a component of other accrued expenses. During the thirteen weeks ended May 5, 2002, the Company paid $633,000 of such severance, and the remaining liability as of May 5, 2002 was $777,000, which the Company expects to be paid by the end of fiscal 2002.

         Since 1996, the Company has incurred costs related to merger, integration, store closure, and other business restructuring costs in connection with certain acquisitions. The activity related to the 1996 closed store reserve, as well as the remaining lease obligations for closed stores and office associated with the PETsMART Direct and PETsMART.com reorganization is as follows (in thousands):

	13 Weeks Ended

	May 5,	April 29,
	2002	2001

Opening balance	$3,357	$4,822

Charges	—	200

Payments	(257)	(242)

Ending balance	$3,100	$4,780

         The reserves principally relate to store, office, and equipment lease payments due over lease terms, and costs to be incurred at the end of the lease.

NOTE 5 — MINORITY INTEREST IN PETsMART.com:

         As of April 29, 2001, the Company had a voting ownership of approximately 81% in PETsMART.com and accounted for the results of operations of PETsMART.com under the consolidation method of accounting. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. As a result of the additional investment, goodwill of approximately $8,896,000, net of the minority interest balance of approximately $604,000, was recorded in the fourth quarter of fiscal 2001.

NOTE 6 — COMPREHENSIVE INCOME:

         The income tax expense (benefit) related to the foreign currency translation adjustment was approximately $112,000 and ($7,000) for the thirteen weeks ended May 5, 2002, and April 29, 2001, respectively.

NOTE 7 — EARNINGS PER SHARE:

         Basic earnings per share is computed by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Notes. Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 — EARNINGS PER SHARE (CONT’D):

A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended May 5, 2002, and April 29, 2001, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended

	May 5, 2002			April 29, 2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Income before extraordinary item	$22,145	125,561	$0.18	$817	111,511	$0.01

Extraordinary item, gain on early extinguishment Of debt, net of income tax expense	—	125,561	—	419	111,511	—

Net income per common share — basic	22,145	125,561	0.18	1,236	111,511	0.01

Effect of dilutive securities:

Options and dilutive effect of subordinated notes	694	12,828	(0.01)	—	377	—

Net income per common share — diluted	$22,839	138,389	$0.17	$1,236	111,888	$0.01

         During February and March 2002, the entire balance of the Notes was purchased for approximately $275,000 in cash and converted for approximately 19,800,000 shares of common stock. Prior to the conversion, these shares were included in the calculation of diluted earnings per share for the thirteen weeks ended May 5, 2002 due to the dilutive effect they had on earnings per share if converted. These shares were not included in the calculation of diluted earnings per share for the thirteen weeks ended April 29, 2001, due to the anti-dilutive effect they had on earnings per share if converted. Dilutive securities for the periods presented also consist of stock options.

NOTE 8 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires the Company to complete a transitional goodwill impairment test six months from the date of adoption.

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective February 4, 2002. The Company is currently completing the transitional goodwill impairment test for its reporting units to determine the fair value compared to the respective carrying amounts.

         A reconciliation of the previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	For the Thirteen Weeks Ended
	April 29, 2001

		Earnings Per Share

	Income	Basic	Diluted

Reported income before extraordinary item	$817	$0.01	$0.01

Add back: amortization expense, net of income tax benefit	316	—	—

Adjusted income before extraordinary item	1,133	0.01	0.01

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	419	—	—

Adjusted net income	$1,552	$0.01	$0.01

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D):

         As of the periods ended May 5, 2002 and February 3, 2002, the carrying amount of goodwill was $13,222,000.

         Intangible assets consisted solely of trademarks, and changes in the carrying amount for the thirteen weeks ended May 5, 2002 was as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 3, 2002	$4,322	$(1,504)	$2,818

Additions	6	(61)	(55)

Balance, May 5, 2002	$4,328	$(1,565)	$2,763

         Amortization expense for the intangible assets during the thirteen weeks ended May 5, 2002, was $61,000. The Company estimates the amortization expense to be approximately $191,000 for the remainder of the year. For fiscal years 2003 through 2007, the Company estimates the amortization expense to be approximately $252,000 each year.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets, and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 beginning fiscal 2002, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

NOTE 9 — CONTINGENCIES:

         On January 16, 2001, certain former stockholders of Pet City Holdings, a United Kingdom corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, the Company filed an answer to the amended complaint denying the plaintiffs’ allegations. As a result, the parties have commenced discovery in the action. The Company believes that plaintiffs’ allegations are without merit and intends to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

The Company is involved in various other legal proceedings that it does not believe are material to its business.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 10 — FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         As of February 3, 2002, the Company had three reportable segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and Internet operations, and PETsMART.com, which included the Company’s pet catalog and Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the operating results of these operating segments during the thirteen-week period ended May 5, 2002, the Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in our Form 10-K for the year ended February 3, 2002.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based upon the consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate our estimates related to reserves for store closures, inventory shrinkage, insurance liabilities and reserves, and income taxes. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Closed Stores

         We continuously evaluate the performance of our retail stores and periodically close those which are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases, and classify these costs in general and administrative expenses. The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment. As of May 5, 2002, and February 3, 2002, approximately $11.4 million and $12.3 million, respectively, was recorded for closed store reserves.

Inventory Shrinkage Reserves

         Our stores perform physical inventories once a year, and in between the physical inventories, the stores periodically perform counts on certain inventory items. All distribution centers perform counts throughout each quarter to encompass all inventory items in the building and ensure the inventory is counted once each quarter. Therefore, as of a reporting period, there will be stores that will have certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. As of each reporting period, we estimate the inventory shrinkage reserve by applying a three-year historical shrink rate against the volume of merchandise sales since the last inventory. As of May 5, 2002, and February 3, 2002, approximately $9.8 million and $9.1 million, respectively, was recorded for each period for inventory shrinkage reserves.

Insurance Liabilities and Reserves

         We maintain standard property and casualty insurance on all of our stores, product liability insurance covering the sale of live pets, and workers compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 for each policy per occurrence. We establish reserves for losses based on actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not yet been reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. As of May 5, 2002, and February 3, 2002, approximately $17.2 million and $16.8 million, respectively, in reserves were recorded related to casualty and workers compensation insurance policies. These reserves were recorded in other accrued expenses.

Income Taxes

         Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in our judgment, it is more likely than not that such assets will not be realized.

Overview

         We are the leading provider of pet food, pet supplies, accessories, and professional pet services throughout North America for the lifetime needs of pets. As of May 5, 2002, we operated 563 retail stores, and through our direct marketing channels, we are also a leading mail order catalog and e-commerce retailer of equine products, riding supplies, and pet supplies. We offer a broad line of products for all the life stages of pets, and we are the nation’s largest provider of high-quality pet grooming and training services. Through our strategic relationship with Banfield, the Pet HospitalTM, we facilitate full-service veterinary care in approximately half our stores.

         Any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In the first quarter of fiscal 2002, we opened five new retail stores and reformatted 72 stores under a new format that eliminates the warehouse layout and organizes consumable and hard good products by pet species. The new format also places a stronger visual emphasis on in-store services such as training, grooming, adoptions, and veterinary care. During the remainder of fiscal 2002, we expect to open approximately 20 new retail stores and remodel approximately 161 stores under the new store format. We reformatted approximately 140 stores in fiscal 2001, and we expect to have all of our stores in this new format by the end of fiscal 2003. We have five forward distribution centers, which supply the stores with in-demand products and have contributed to the reduction in overall store inventory. A sixth forward distribution center is scheduled to open in the second quarter of fiscal 2002.

         In view of the increasing maturity of our store base (an average age of approximately 5.6 years as of May 5, 2002), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established.

Results of Operations

         The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	Thirteen Weeks Ended

	May 5,	April 29,
	2002	2001

Statements of Operations Data:

Net sales	100.0%	100.0%

Cost of sales	71.3	73.8

Gross profit	28.7	26.2

Operating expenses	18.6	20.7

General and administrative expenses	3.7	4.5

Operating income	6.4	1.0

Interest income	0.1	0.1

Interest expense	(0.9)	(1.1)

Income before income tax expense, minority interest, and extraordinary item	5.6	—

Income tax expense	2.2	—

Income before minority interest and extraordinary item	3.4	—

Minority interest in PETsMART.com	—	0.1

Income before extraordinary item	3.4	0.1

Extraordinary item, gain on early extinguishment of debt, net of income tax expense	—	0.1

Net income	3.4%	0.2%

Thirteen Weeks Ended May 5, 2002 Compared to Thirteen Weeks Ended April 29, 2001

         Net sales increased 10.9% to $645.8 million for the thirteen weeks ended May 5, 2002, from $582.2 million for the thirteen weeks ended April 29, 2001, as a result of additional stores and a 12.1% increase in comparable store sales. The increase was partially offset by a decrease in net sales for the pet catalog channel for the thirteen weeks ended May 5, 2002, as compared with the thirteen weeks ended April 29, 2001, due to a decision to reduce circulation and advertising in the first quarter of fiscal 2002. As of May 5, 2002, we operated 563 stores compared with 549 stores as of April 29, 2001. Since April 29, 2001, we have opened 20 new stores, of which five were opened in the first quarter of fiscal 2002, and closed six stores, of which two were closed in the first quarter of fiscal 2002. Also contributing to the sales increase was a 38.3% increase in grooming and training revenue for the thirteen weeks ended May 5, 2002, compared with the thirteen weeks ended April 29, 2001.

         Gross profit increased as a percentage of net sales to 28.7% for first quarter of fiscal 2002, from 26.2% in first quarter of fiscal 2001. The increase primarily reflected increased services revenue, which carries a higher margin than merchandise, lower product cost of goods sold, due to sales of higher margin products, lower distribution costs for our Internet and catalog channels, and lower inventory shrinkage during the first quarter of fiscal 2002, as compared with the first quarter of fiscal 2001. The lower distribution costs for our Internet and catalog channels was primarily a result of the benefits obtained from their integration in the first quarter of fiscal 2002.

         Operating expenses, which include payroll and benefits, advertising, preopening, and other store level expenses, decreased as a percentage of net sales to 18.6% for the first quarter of fiscal 2002, from 20.7% in the first quarter of fiscal 2001. A reduction in advertising expense drove the decrease due primarily to a reduction in Internet advertising, as well as reductions in store advertising and catalog distribution during the first quarter of fiscal 2002, as compared with the first quarter of fiscal 2001. Also contributing to the decrease was a reduction in equipment rent expense for the first quarter of fiscal 2002, as compared with the first quarter of fiscal 2001. The decrease was partially offset by an increase in depreciation expense for the first quarter of fiscal 2002, as compared with the first quarter of fiscal 2001. In fiscal 2002, we have shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts.

         General and administrative expenses decreased $2.4 million to $23.9 million for the thirteen weeks ended May 5, 2002, from $26.3 million for the thirteen weeks ended April 29, 2001. The decrease was primarily due to a credit for vendor services received during the first quarter of fiscal 2002 as well as a reduction in equipment lease expense.

         Interest expense decreased to $5.4 million for the thirteen weeks ended May 5, 2002, from $6.0 million for the thirteen weeks ended April 29, 2001. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes due 2004, or the Notes, in the first quarter of fiscal 2002. In the first quarter of fiscal 2001, interest expense also includes higher bank fees due to the unamortized fees, which were expensed when we entered into a new credit agreement in April 2001. The decrease was partially offset by higher interest as a result of additional capital leases entered into since the first quarter of fiscal 2001.

         Minority interest in subsidiary loss of $0.6 million represents the recognition of our minority interest in the pretax loss of PETsMART.com for the first quarter of fiscal 2001. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary.

         For the first quarter of fiscal 2002, the $14.2 million income tax expense represented an effective tax rate of 39.0%. For the first quarter of fiscal 2001, the $0.2 million income tax expense represented an effective tax rate of 47.5%.

         During the first quarter of fiscal 2001, we purchased Notes with a face value of approximately $2.5 million at a discounted price of approximately $1.7 million. In connection with the purchase of the Notes, the related portion of the unamortized deferred financing costs of approximately $0.1 million was expensed and included in the determination of the extraordinary gain on early extinguishment of debt. We recognized an extraordinary gain of approximately $0.4 million, net of related income taxes of approximately $0.3 million.

Liquidity and Capital Resources

         Cash provided by operations increased $9.9 million to $33.0 million in first quarter of fiscal 2002, compared with $23.1 million in first quarter of fiscal 2001. For the thirteen weeks ended May 5, 2002, the increase was driven by higher net income and depreciation and amortization, partially offset by cash used for assets and liabilities.

         Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 37.8% as of May 5, 2002, compared with 34.3% as of February 3, 2002. Inventory balances were $277.7 million as of May 5, 2002, and $272.6 million as of February 3, 2002. Average retail store inventory, which excludes the inventory for our catalog and Internet channels, decreased to approximately $470,000 per store as of May 5, 2002, as compared with approximately $501,000 per store as of April 29, 2001. Decreases over the prior year reflect efficiencies gained in stores served by our forward distribution centers as well as lower inventory levels in stores with our new format.

         Our primary long-term capital requirements consist of opening new stores, reformatting existing stores to our new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. For the thirteen weeks ended May 5, 2002, we incurred $40.0 million in capital expenditures compared with $9.3 million for the thirteen weeks ended April 29, 2001. The increase in spending was primarily due to the store reformatting initiatives, as well as the opening of additional stores.

         In January 2002, we acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly-owned subsidiary. Due to the timing of this transaction, the majority of the cash was paid in the first quarter of fiscal 2002. During the thirteen weeks ended May 5, 2002, approximately $9.5 million was used in payment for shares acquired in the merger.

         Net cash provided by financing activities consisted primarily of proceeds from the issuance of common stock, as well as an increase in our bank overdraft, less net cash used in financing activities for principal payments on capital lease obligations, for the thirteen weeks ended May 5, 2002. In April 2000, our Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three fiscal years. In the first quarter of fiscal 2001, we used $1.7 million to purchase our Notes with a face value of $2.5 million. In February and March 2002, the remaining balance of $173.5 million of Notes were purchased for approximately $0.3 million in cash and converted for approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share.

         All of our stores are leased facilities. We opened five new stores and reformatted 72 stores in the first quarter of fiscal 2002. During the remainder of fiscal 2002, we expect to open approximately 20 new stores and plan to reformat approximately 161 stores. Each new store requires capital expenditures of approximately $0.4 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, net of accounts payable and approximately $0.1 million for preopening costs. To convert a store to our new format costs approximately $0.2 million per store. Based on our current plan for new and reformatted stores during fiscal 2002, as well as our planned investment in the development of our information system, we expect capital spending to be approximately $75.0 million for the remainder of fiscal 2002.

         In fiscal 2003, we expect to open approximately 60 new stores and reformat the remainder of the store base in our new format. We believe there is a potential for an aggregate of 1,200 PETsMART stores in North America.

         On April 30, 2001, we entered into a new credit arrangement with a group of lenders providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit, which expires on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at our option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. The arrangement is secured by substantially all of our personal property assets and those of certain of our domestic subsidiaries and certain real property. As of May 5, 2002, we had no loans outstanding under the credit facility.

Contractual Obligations and Commitments

         The following table summarizes our contractual obligations, net of sublease income, as of May 5, 2002, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

		2003 -	2005 -	2007 and
	2002	2004	2006	Beyond	Total

Operating lease obligations	$124,299	$341,189	$292,716	$1,021,691	$1,779,895

Capital lease obligations (1)	21,202	39,538	36,283	244,477	341,500

Total	$145,501	$380,727	$328,999	$1,266,168	$2,121,395

(1)	Includes $181.3 million in interest.

         We issue letters of credit for guarantees provided for certain off-balance sheet leases, insurance programs, import purchases and utilities. As of May 5, 2002, $56.3 million was outstanding under our letters of credit.

         We have entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a five-year term. After the five-year term has expired, we are required to payoff the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. We have one outstanding special purpose entity lease remaining as of May 5, 2002, which encompasses nine stores, and included in the operating leases for 2004 is the final payment of approximately $27,922,000. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the credit facility.

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

         We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations and to make planned capital expenditures, scheduled debt payments, and to refinance indebtedness, depends on our future operating performance and cash flow, which in turn are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Please see the section entitled “Business Risks” in our Form 10-K for the year ended February 3, 2002, for a discussion of some of the risks that may affect our business.

Related Party Transactions

         We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half of the PETsMART stores, under the name Banfield, The Pet HospitalTM. Our investment consists of common and convertible preferred stock. As of May 5, 2002, we owned approximately 19% of the voting common and convertible preferred stock, and approximately 36% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs, which are recorded as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $1.8 million and $1.0 million was recognized during the first quarter of fiscal 2002, and the first quarter of fiscal 2001, respectively. Additionally, licensing fees receivable from MMI totaled $0.4 million and $2.2 million at May 5, 2002, and February 3, 2002, respectively, and was included in receivables in the accompanying consolidated balance sheets.

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

         Our results of operations and financial position are presented based upon historical cost. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially harm our net sales or results of operations.

Recent Accounting Pronouncements

         In June 2001, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards, or SFAS, No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 prospectively prohibits the pooling of interests method of accounting for business combinations initiated after June 30, 2001. Under SFAS No. 142, goodwill amortization ceases when the new standard is adopted. The new rule also requires impairment tests on an annual or interim basis if an event occurs or circumstances change that would reduce the fair value of a reporting unit below its carrying value. SFAS No. 142 also requires us to complete a transitional goodwill impairment test six months from the date of adoption.

         In accordance with SFAS No. 142, we discontinued the amortization of goodwill effective February 4, 2002. We are currently completing the transitional goodwill impairment test for reporting units to determine the fair value compared to the respective carrying amounts.

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets, resolve existing conflicting treatment on the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We adopted SFAS No. 144 beginning fiscal 2002, and the adoption did not have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         We are subject to certain market risks arising from transactions in the normal course of business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

         We utilize long and short-term bank borrowings to finance the working capital and capital requirements of the business. In February and March 2002, the remaining balance of $173.5 million of Subordinated Convertible Notes with a fixed interest rate of 6 3/4% were purchased for approximately $0.3 million in cash and converted for approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share. Additionally, we utilize a revolving line of credit to support seasonal working capital needs.

         We had no borrowings under our line of credit for the thirteen weeks ended May 5, 2002. We borrowed and repaid a total of $39.5 million, at an average interest rate of 4.92% for the thirteen weeks ended April 29, 2001. Weighted average borrowings for the thirteen weeks ended April 29, 2001 were approximately $3.0 million. On April 30, 2001, we entered into a new credit arrangement with a financial institution providing for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit which expire on April 30, 2004. This credit arrangement replaced our prior revolving credit arrangement. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at our option.

Foreign Currency Risk

         Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. Transactions with the Canadian subsidiary are denominated in United States dollars. As a result, we have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $14.9 million or 2.3% of our revenues for the thirteen weeks ended May 5, 2002, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were not material.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

         On January 16, 2001, certain former stockholders of Pet City Holdings, a United Kingdom corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART, and the proceedings are pending in the United States District Court for the Central District of California. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, we filed an answer to the amended complaint denying the plaintiffs’ allegations. As a result, the parties have commenced discovery in the action. We believe that plaintiffs’ allegations are without merit and intend to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

We are involved in various other legal proceedings that we do not believe are material to our business.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

         None

(b)  Reports on Form 8-K

         During the thirteen weeks ended May 5, 2002, we did not file any reports on Form 8-K.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PETsMART, Inc.

-s- Thomas S. Liston

Thomas S. Liston
Interim Senior Vice President,
Chief Financial Officer, and Treasurer
(Principal Financial Officer)

-s- Brian F. Miller

Brian F. Miller
Vice President, Controller and
Chief Accounting Officer
(Principal Accounting Officer)

June 19, 2002