Form 10-Q
period 2002-08-04
PETSMART INC
filed 2002-09-18
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Thirteen Weeks Ended August 4, 2002

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from __________ to __________

Commission file number: 0-21888

PETsMART, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)

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

(1) Yes ☒	No ☐

(2) Yes ☒	No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 137,840,617 Shares at September 9, 2002

PETsMART, Inc.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value)
(Unaudited)

	August 4, 2002	February 3, 2002

Assets

Cash and cash equivalents	$144,096	$137,111

Receivables, net	10,198	23,263

Merchandise inventories	262,713	272,572

Prepaid expenses and other current assets	43,945	43,870

Total current assets	460,952	476,816

Property and equipment, net	449,430	394,835

Investments	33,694	33,694

Deferred income taxes	23,806	23,806

Goodwill, net	13,222	13,222

Intangible assets, net	2,968	3,102

Other assets	13,617	15,628

Total assets	$997,689	$961,103

Liabilities and Stockholders’ Equity

Accounts payable and bank overdraft	$110,628	$93,443

Accrued payroll, bonus, and employee benefits	46,082	51,824

Accrued occupancy expenses	27,063	26,867

Current maturities of capital lease obligations	9,727	11,699

Other accrued expenses	59,502	92,341

Total current liabilities	253,002	276,174

Subordinated convertible notes	—	173,500

Accrued merger, business integration and restructuring costs	2,441	3,357

Capital lease obligations	162,111	156,188

Deferred rents and other liabilities	25,217	26,078

Total liabilities	442,771	635,297

Commitments and contingencies

Stockholders’ Equity:

Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—

Common stock; $.0001 par value; 250,000 shares authorized, 134,013 and 112,609 shares issued	13	11

Additional paid-in capital	567,752	381,999

Deferred compensation	(79)	(296)

Accumulated deficit	(4,962)	(48,616)

Accumulated other comprehensive loss	(2,653)	(2,805)

Notes receivable from officers	(5,153)	(4,487)

Total stockholders’ equity	554,918	325,806

Total liabilities and stockholders’ equity	$997,689	$961,103

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001

Net sales	$651,466	$582,433	$1,297,254	$1,164,631

Cost of sales	465,075	434,382	929,325	866,888

Gross profit	186,391	148,051	367,929	297,743

Operating expenses	122,244	115,241	238,755	232,590

General and administrative expenses	24,364	40,437	48,287	66,043

Operating income (loss)	39,783	(7,627)	80,887	(890)

Interest income	645	957	1,292	1,403

Interest expense	(5,458)	(7,074)	(10,907)	(13,112)

Income (loss) before income tax expense and minority interest	34,970	(13,744)	71,272	(12,599)

Income tax expense (benefit)	13,461	(15,842)	27,618	(15,350)

Income before minority interest	21,509	2,098	43,654	2,751

Minority interest in PETsMART.com	—	720	—	1,303

Net income	$21,509	$2,818	$43,654	$4,054

Other comprehensive income, net of tax:

Foreign currency translation adjustments	(23)	222	152	211

Comprehensive income	$21,486	$3,040	$43,806	$4,265

Earnings per common share:

Basic	$0.16	$0.03	$0.34	$0.04

Diluted	$0.15	$0.02	$0.32	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
(Unaudited)

	For the 26 weeks ended

	August 4,	July 29,
	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:

Net income	$43,654	$4,054

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	35,940	25,997

Loss on disposal of property and equipment	3,024	3,122

Elimination of goodwill in PETsMART.com	—	8,575

Impairment charge and write-down of subsidiary assets	—	9,027

Deferred income taxes	—	(18,885)

Capital assets received through vendor resolution	(1,937)	—

Non cash effect of conversion of subordinated notes	627	—

Gain on early extinguishment of debt	—	(1,190)

Tax benefit from exercise of stock options	1,154	—

Minority interest in subsidiary loss	—	(1,303)

Changes in assets and liabilities:

Receivables, net	13,065	6,497

Merchandise inventories	9,881	37,743

Prepaid expenses and other current assets	(74)	(9,261)

Other assets	(421)	(1,508)

Accounts payable	10,727	(12,746)

Accrued payroll, bonus, and employee benefits	(5,745)	5,149

Accrued occupancy expenses	193	4,880

Accrued merger, business integration and restructuring costs	(916)	873

Other accrued expenses	(19,536)	1,517

Deferred rents and other liabilities	(862)	908

Net cash provided by operating activities	88,774	63,449

CASH FLOWS USED IN INVESTING ACTIVITIES:

Purchases of property and equipment	(82,201)	(49,084)

Investment in PETsMART.com	(9,500)	(741)

Proceeds from sales of property and equipment	736	3,528

Net cash used in investing activities	(90,965)	(46,297)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:

Proceeds from issuance of common stock	9,954	1,227

Notes and interest receivable from officers, net	(666)	(349)

Borrowings from bank credit facility	—	67,700

Repayments of bank credit facility	—	(67,700)

Purchases of subordinated convertible notes	(275)	(6,382)

Payments on capital lease obligations	(6,412)	(6,473)

Increase in bank overdraft	6,431	15,116

Payment of deferred financing fees	—	(2,280)

Net cash provided by financing activities	9,032	859

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	144	159

INCREASE IN CASH AND CASH EQUIVALENTS	6,985	18,170

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,111	43,827

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$144,096	$61,997

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

         PETsMART, Inc., including subsidiaries (the “Company” or “PETsMART”), is the leading provider of food, supplies, accessories and professional services for the lifetime needs of pets in North America. As of August 4, 2002, the Company operated 570 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet HospitalTM, PETsMART makes full-service veterinary care available in approximately half of its stores. Through its direct marketing channels, PETsMART also is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

         PETsMART’s accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature), necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

         Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 4, 2002, are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

         For further information, refer to the financial statements and related footnotes for the fiscal year ended February 3, 2002, included in the Company’s Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 25, 2002, as amended on July 18, 2002.

NOTE 2 – SUBORDINATED CONVERTIBLE NOTES:

         In November 1997, the Company sold 6 3/4% Subordinated Convertible Notes due 2004 (the “Notes”) with an aggregate principal amount of $200,000,000. The remaining principal outstanding as of February 3, 2002, was $173,500,000. The outstanding Notes were convertible to the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions. During February and March 2002, the remaining balance of the Notes was called for redemption, resulting in the repurchase of Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. As a result of the redemption, unamortized debt issue costs of $2,357,000 and accrued interest of $3,902,000 were reclassified to stockholders’ equity, resulting in a net increase of $1,545,000.

         During the thirteen and twenty-six weeks ended July 29, 2001, the Company purchased Notes with a face value of $5,250,000 and $7,750,000, at a discounted price of $4,638,000 and $6,382,000, respectively. The unamortized deferred financing costs related to the purchase of the Notes of $121,000 and $178,000, respectively, were written off and included in the determination of the gain on early extinguishment of debt. The Company recorded a gain on early extinguishment of debt for the thirteen and twenty-six weeks ended July 29, 2001 of $491,000 and $1,190,000, respectively, as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense for the thirteen and twenty-six weeks ended July 29, 2001 of $196,000 and $476,000, respectively, to income tax expense (benefit). See Note 9.

NOTE 3 – NOTES RECEIVABLE FROM OFFICERS:

         During fiscal 2000, the Company began providing full-recourse loans to certain officers to be used solely for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after they are issued and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, which could include, among other things, the sale of the underlying common stock or the officers’ termination of employment. The Company recorded $495,000 of new officer loans under this program in the first quarter of fiscal 2002. There were no new loans provided in the second quarter of fiscal 2002, and the Company will not make any new loans to its officers under this program in the future.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – SPECIAL CHARGES:

         During the fourth quarter of fiscal 2001, the Company approved a plan to move administrative functions, during fiscal 2002, of PETsMART Direct, Inc., (“PETsMART Direct”) and PETsMART.com, Inc., (“PETsMART.com”) to the Company’s administrative office located in Phoenix, Arizona. As a result of the reorganization of these functions, the Company identified 90 positions for elimination, all of which had been eliminated as of August 4, 2002, and recorded severance charges of approximately $1,410,000 in the fourth quarter of fiscal 2001. Also as part of the plan, the Company closed five small neighborhood PetWise retail stores located in upstate New York, and recorded a reserve in the fourth quarter of fiscal 2001 of approximately $778,000 for the remaining offices and retail store lease obligations.

         The Company classified the accrued severance as a component of other accrued expenses. During the thirteen and twenty-six weeks ended August 4, 2002, the Company paid $621,000 and $1,254,000, respectively, of such severance, and the remaining liability as of August 4, 2002 was $156,000, which the Company expects to be paid by the end of fiscal 2002.

         Since 1996, the Company has incurred costs related to merger, integration, store closure, and other business restructuring costs in connection with certain acquisitions. The activity related to the 1996 closed store reserve, as well as the remaining lease obligations for the closed stores and administrative offices associated with the PETsMART Direct and PETsMART.com reorganization is as follows (in thousands):

	13 Weeks Ended		26 Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001

Opening balance	$3,100	$4,780	$3,357	$4,822

Charges	—	2,465	—	2,665

Payments	(659)	(1,550)	(916)	(1,792)

Ending balance	$2,441	$5,695	$2,441	$5,695

         The reserves principally relate to store, office, and equipment lease payments due over lease terms, and costs to be incurred at the end of the lease.

         During the second quarter of 2001, the Company recorded an impairment charge of approximately $6.9 million, a write-down of inventory of approximately $2.1 million, and a charge of approximately $1.0 million for other asset write-downs and reserves. As a result of an analysis of the PETsMART Direct business model, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards, (“SFAS”), No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The analysis indicated an impairment of $6.9 million associated with PETsMART Direct’s building, fixtures, equipment, and software, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in the second quarter of 2001, the Company analyzed the inventory of PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2.1 million charge to cost of sales to record the inventory at the net realizable value.

NOTE 5 – MINORITY INTEREST IN PETsMART.com:

         In June 2001, the Company purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes. This will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter 2001, the Company recorded a deferred tax asset of $18,885,000, eliminated the net goodwill of $8,575,000 and recorded a tax benefit of $10,310,000. In January 2002, the Company acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 through the merger of PETsMART.com with a PETsMART wholly owned subsidiary. As a result of the additional investment, the Company recorded goodwill of approximately $8,896,000, net of the minority interest balance of approximately $604,000, in the fourth quarter of fiscal 2001.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 6 – COMPREHENSIVE INCOME:

         The income tax expense (benefit) related to the foreign currency translation adjustment was approximately ($15,000) and $97,000 for the thirteen and twenty-six weeks ended August 4, 2002, respectively. The income tax expense related to the foreign currency translation adjustment was approximately $148,000 and $141,000 for the thirteen and twenty-six weeks ended July 29, 2001, respectively.

NOTE 7 — EARNINGS PER SHARE:

         To calculate basic earnings per share, the Company divides net income by the number of weighted average common shares outstanding during each period. To calculate diluted earnings per share, the Company divides net income by the number of weighted average common shares outstanding during the period, after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Notes. Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation.

         A reconciliation of the basic and diluted earnings per share computations for the thirteen and twenty-six weeks ended August 4, 2002, and July 29, 2001, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended

	August 4, 2002			July 29, 2001

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Net income per common share – basic	$21,509	133,718	$0.16	$2,818	111,657	$0.03

Effect of dilutive securities:

Options	—	6,135	(0.01)	—	1,979	(0.01)

Net income per common share – diluted	$21,509	139,853	$0.15	$2,818	113,636	$0.02

	Twenty-Six Weeks Ended

	August 4, 2002			July 29, 2001

		Weighted Average	Per Share		Weighted Average	Per Share
	Income	Shares	Amount	Income	Shares	Amount

Net income per common share – basic	$43,654	129,640	$0.34	$4,054	111,550	$0.04

Effect of dilutive securities:

Options and dilutive effect of subordinated notes	694	9,523	(0.02)	—	1,106	—

Net income per common share – diluted	$44,348	139,163	$0.32	$4,054	112,656	$0.04

         During February and March 2002, the remaining balance of Notes was called for redemption, resulting in the repurchase of Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company includes these shares in the calculation of diluted earnings per share for the twenty-six weeks ended August 4, 2002. These shares were not included in the calculation of diluted earnings per share for the thirteen and twenty-six weeks ended July 29, 2001, due to the anti-dilutive effect they would have had on earnings per share. Dilutive securities for the periods presented also consist of stock options.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 – GOODWILL AND INTANGIBLE ASSETS:

         In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill, effective February 4, 2002. The Company has completed the transitional goodwill impairment test for its reporting units and recorded no impairment charge.

         A reconciliation of the previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	For the Thirteen Weeks Ended			For the Twenty-Six Weeks Ended
	July 29, 2001			July 29, 2001

		Earnings Per Share			Earnings Per Share

	Income	Basic	Diluted	Income	Basic	Diluted

Reported net income	$2,818	$0.03	$0.02	$4,054	$0.04	$0.04

Add back: amortization expense, net of income tax benefit	202	—	—	518	—	—

Adjusted net income	$3,020	$0.03	$0.02	$4,572	$0.04	$0.04

         As of the periods ended August 4, 2002, and February 3, 2002, the carrying amount of goodwill was $13,222,000.

         Intangible assets consisted solely of trademarks, and changes in the carrying amount for the twenty-six weeks ended August 4, 2002 was as follows (in thousands):

		Accumulated
	Carrying Amount	Amortization	Net

Balance, February 3, 2002	$4,758	$(1,656)	$3,102

Additions	6	(140)	(134)

Balance, August 4, 2002	$4,764	$(1,796)	$2,968

         Amortization expense for the intangible assets was $71,000 and $140,000 during the thirteen and twenty-six weeks ended August 4, 2002, respectively. The Company estimates the amortization expense to be approximately $142,000 for the remainder of the year. For fiscal years 2003 through 2007, the Company estimates the amortization expense to be approximately $282,000 each year.

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption will have a significant impact on its financial position or results of operations.

         In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company adopted the statement as of August 4, 2002, and as a result, the Company reclassified the gain on early extinguishment of debt for the thirteen and twenty-six weeks ended July 29, 2001 of $491,000 and $1,190,000, respectively, as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense of $196,000 and $476,000 for the thirteen and twenty-six weeks ended July 29, 2001, respectively, to income tax expense (benefit).

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT’D):

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets, and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 beginning fiscal 2002, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

NOTE 10 – CONTINGENCIES:

         On January 16, 2001, certain former stockholders of Pet City Holdings, a United Kingdom corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages in excess of $100 million against PETsMART and certain of our former and current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART and the proceedings are pending in the United States District Court for the Central District of California. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, PETsMART filed an answer to the amended complaint denying the plaintiffs’ allegations and damage claims. As a result, the parties have commenced discovery in the action. PETsMART believes that the plaintiffs’ allegations are without merit and intend to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

         The Company is involved in various other legal proceedings that it does not believe are material to our business. The Company has accrued certain amounts for estimated litigation costs associated with its legal proceedings.

NOTE 11 — FINANCIAL INFORMATION BY BUSINESS SEGMENT:

         As of February 3, 2002, the Company had three reportable segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and Internet operations, and PETsMART.com, which included the Company’s pet catalog and Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the results of operations of these operating segments during the thirteen and twenty-six week periods ended August 4, 2002, the Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 – SUBSEQUENT EVENT:

         In July 2002, the Company filed a registration statement, on Form S-3, for a public offering of 14,500,000 shares of its common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and 1,317,416 shares, plus the shares in the over-allotment option, were offered by the Company.

         On August 5, 2002, the Company completed the sale of 1,317,416 shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $16,859,000. On August 12, 2002, the underwriters exercised the over-allotment option and purchased 2,175,000 additional shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $27,833,000. The Company expects to incur costs associated with the offering of approximately $900,000.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

         Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, the section entitled “Risk Factors,” as well as in the sections entitled Distribution, Information Systems, Competition and Government Regulation included in our Form 10-K for the year ended February 3, 2002, filed with the Securities and Exchange Commission on April 15, 2002.

Overview

         We are the leading provider of food, supplies, accessories, and professional services for the lifetime needs of pets in North America. As of August 4, 2002, we operated 570 retail stores. We offer a broad line of products for all the life stages of pets, and we are the nation’s largest provider of high-quality pet grooming and training services. Through our strategic relationship with Banfield, The Pet HospitalTM, we make full-service veterinary care available in approximately half of our stores. Through our direct marketing channels, we also are a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

Critical Accounting Policies and Estimates

         The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate estimates related to reserves for store closures, inventory shrinkage, insurance liabilities and reserves and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Those estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Closed Stores

         We continuously evaluate the performance of our retail stores and periodically close those that are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases, and classify these costs in general and administrative expenses. The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment. As of August 4, 2002 and February 3, 2002, we recorded approximately $10.6 million and $12.3 million, respectively, for closed store reserves.

Inventory Shrinkage Reserves

         Our stores perform physical inventories once a year and, in between physical inventories, stores periodically perform counts on certain inventory items. Therefore, as of the end of each reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season, stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. All distribution centers perform counts throughout each quarter of all inventory items in the building once each quarter. As of the end of each reporting period, we estimate the inventory shrinkage reserve by applying a rolling three-year historical shrink rate against the volume of merchandise sales since the last inventory. As of August 4, 2002 and February 3, 2002, we recorded approximately $9.2 million and $9.1 million, respectively, for inventory shrinkage reserves.

Insurance Liabilities and Reserves

         We maintain standard property and casualty insurance on all stores, product liability insurance covering the sale of live pets, and workers compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 per occurrence for each policy. We establish reserves for losses based on actuarial estimates, including losses for which claims have been incurred but not yet reported. Loss estimates rely on actuarial observations of ultimate loss experienced during similar historical events. As of August 4, 2002 and February 3, 2002, we recorded approximately $18.9 million and $16.8 million, respectively, in reserves related to casualty and workers compensation insurance policies. These reserves were recorded in other accrued expenses.

Income Taxes

         Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in our judgment, it is more likely than not that such assets will not be realized. In the second quarter of 2001, we reversed the valuation allowances on deferred tax assets of approximately $18.9 million associated with our increase in ownership of PETsMART.com.

Certain Charges and Transactions in the Second Quarter of 2001

         The following charges and transactions, which occurred during the second quarter of 2001, resulted in net charges, before taxes, of $17.4 million, of which we recorded approximately $2.1 million in cost of sales and approximately $15.3 million in general and administrative expenses.

Impairment of Long-Lived Assets and Asset Write-Downs

         During the second quarter of 2001, we recorded an impairment charge of approximately $6.9 million, a write-down of inventory of approximately $2.1 million, and a charge of approximately $1.0 million for other asset write-downs and reserves. As a result of an analysis of the PETsMART Direct business model, we performed an impairment analysis in accordance with Statement of Financial Accounting Standards, or SFAS, No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The analysis indicated an impairment of $6.9 million associated with PETsMART Direct’s building, fixtures, equipment, and software, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in the second quarter of 2001, we analyzed the inventory of PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2.1 million charge to cost of sales to record the inventory at the net realizable value.

Store Closure Reserves

         During the second quarter of 2001, we recorded charges totaling approximately $7.4 million for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income.

Income Tax Benefit

         In June 2001, we increased our voting ownership in PETsMART.com to a requisite percentage for income tax reporting purposes that will allow us to utilize a portion of PETsMART.com’s net operating loss carry forwards. As a result, we reversed previously established valuation allowances of approximately $18.9 million, eliminated the remaining goodwill of approximately $8.6 million, and recorded a tax benefit of approximately $10.3 million.

Results of Operations

         The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended

	August 4,	July 29,	August 4,	July 29,
	2002	2001	2002	2001

Statements of Operations Data:

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales (1)	71.4	74.6	71.6	74.4

Gross profit (1)	28.6	25.4	28.4	25.6

Operating expenses (1)	18.8	19.8	18.4	20.0

General and administrative expenses	3.7	6.9	3.7	5.7

Operating income (loss)	6.1	(1.3)	6.3	(0.1)

Interest income	0.1	0.2	0.1	0.1

Interest expense	(0.8)	(1.2)	(0.9)	(1.1)

Income (loss) before income tax expense and minority interest	5.4	(2.3)	5.5	(1.1)

Income tax expense (benefit)	2.1	(2.7)	2.1	(1.3)

Income before minority interest	3.3	0.4	3.4	0.2

Minority interest in PETsMART.com	—	0.1	—	0.1

Net income	3.3%	0.5%	3.4%	0.3%

(1) In the first and second quarters of 2001, we reclassified certain warehousing and distribution costs relating to our PETsMART Direct operations to cost of sales. Also, in the first and second quarters of 2001 and in the first quarter of 2002, we reclassified certain payroll, fringe and supplies relating to our training and PETsHOTEL services, to cost of sales. These costs had been classified in prior periods as operating expenses.

         As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the results of operations of these operating segments during the twenty-six week period ended August 4, 2002, we have evaluated our segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments.

Thirteen Weeks Ended August 4, 2002 Compared to Thirteen Weeks Ended July 29, 2001

Net Sales

         Net sales increased 11.9% to $651.5 million for the thirteen weeks ended August 4, 2002, from $582.4 million for the thirteen weeks ended July 29, 2001. Store sales increased by $70.0 million as a result of 17 additional net stores and an 11.4% increase in comparable store sales. Services sales increased by 31.1%, or $9.4 million. The increases were partially offset by a decrease in direct marketing channels sales of $10.3 million. As of August 4, 2002, we operated 570 stores, compared with 553 stores as of July 29, 2001. Since July 29, 2001, we have opened 24 new stores, nine of which were opened in the second quarter of 2002, and we closed seven stores, two of which were closed in the second quarter of 2002. The increase in services revenue, which includes grooming, training and our three PETsHOTEL operations, was due primarily to higher volume. The decrease in revenue from direct marketing channels was from lower pet catalog sales, due to a decision to reduce circulation and advertising in 2002, and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in the second quarter of 2001.

Gross Profit

         Gross profit is net of cost of sales. Cost of sales includes cost of goods sold and related expenses, net of discounts earned and lost, warehouse and distribution costs, store and warehouse occupancy costs, transportation costs and services payroll, fringe, supplies and other operating costs.

         Gross profit increased as a percentage of net sales to 28.6% for second quarter of 2002, from 25.4% for the second quarter of 2001. The increase primarily reflected higher services revenue, which carries a higher margin than merchandise, lower product cost of goods sold due to sales of higher margin products, and lower distribution costs for our direct marketing channels during the second quarter of 2002, compared with the second quarter of 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002. In the second quarter of 2001, we recorded a charge to cost of sales of $2.1 million, as discussed in the section entitled “Certain Charges and Transactions in the Second Quarter of 2001.” Excluding this charge, gross profit would have been 25.8% of net sales for the second quarter of 2001.

Operating Expenses

         Operating expenses, which include store and direct marketing channel payroll and benefits, advertising and preopening costs, as well as other store level and direct marketing channel expenses, decreased as a percentage of net sales to 18.8% for the second quarter of 2002, from 19.8% for the second quarter of 2001. A reduction of operating expenses in our direct marketing channels drove the decrease due primarily to the benefits obtained from their integration in the first half of 2002. Also contributing to the decrease as a percentage of sales was a reduction in advertising expense and equipment rent expense for the second quarter of 2002, compared with the second quarter of 2001. These decreases were partially offset by increases in depreciation expense and store incentive bonus expenses for the second quarter of 2002, compared with the second quarter of 2001. In 2002, we have shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts.

General and Administrative Expenses

         General and administrative expenses decreased as a percentage of net sales to 3.7% for the second quarter of 2002, from 6.9% for the second quarter of 2001. In the second quarter of 2001, we recorded net charges of $15.3 million, as discussed in the section entitled “Certain Charges and Transactions in the Second Quarter of 2001.” Excluding these transactions, general and administrative expenses would have been 4.3% of net sales for the second quarter of 2001. The decrease was due to reduction of expenses in our direct marketing channels due primarily to the benefits obtained from their integration in the first half of 2002, as well as credits received through a resolution for vendor services, and overall leveraging of corporate expenses during the quarter. The decrease was partially offset by higher bonus accruals related to our performance for 2002.

Interest Expense

         Interest expense decreased to $5.5 million for the second quarter of 2002, from $7.1 million for the second quarter of 2001. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes due 2004, or the Notes, in the first quarter of 2002. The decrease was partially offset by higher interest as a result of additional capital leases entered into since the second quarter of 2001.

Minority Interest

         Minority interest in subsidiary loss of $0.7 million represents the recognition of our minority interest in the pretax loss of PETsMART.com for the second quarter of 2001. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary.

Income Tax Expense

         In the second quarter of 2002, the $13.5 million income tax expense represents an effective rate of 38.5%, which brings the effective rate to 38.75% for the twenty-six weeks ended August 4, 2002. For the second quarter of 2001, the $15.8 million income tax benefit included a $10.3 million tax benefit associated with the June 2001 increase in ownership of PETsMART.com, and a $5.5 million tax benefit related to the period loss, or an effective tax rate of 40.3%.

Twenty-Six Weeks Ended August 4, 2002 Compared to Twenty-Six Weeks Ended July 29, 2001

Net Sales

         Net sales increased 11.4% to $1,297.3 million for the twenty-six weeks ended August 4, 2002, from $1,164.6 million for the twenty-six weeks ended July 29, 2001. Store sales increased by $136.0 million as a result of 17 additional net stores and an 11.8% increase in comparable store sales. Services sales increased by 34.6%, or $19.7 million. The increases were partially offset by a decrease in direct marketing channel sales of $23.0 million. As of August 4, 2002, we operated 570 stores, compared with 553 stores as of July 29, 2001. Since July 29, 2001, we opened 24 new stores, 14 of which were opened in the twenty-six weeks ended August 4, 2002, and we closed seven stores, four of which were closed in the twenty-six weeks ended August 4, 2002. The increase in services revenue, which includes grooming, training and our three PETsHOTEL operations, was due primarily to higher volume. The decrease in revenue from direct marketing channels was from lower pet catalog sales, due to a decision to reduce circulation and advertising in 2002, and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in the twenty-six weeks ended July 29, 2001.

Gross Profit

         Gross profit increased as a percentage of net sales to 28.4% for twenty-six weeks ended August 4, 2002, from 25.6% for the twenty-six weeks ended July 29, 2001. The increase primarily reflected higher services revenue, which carries a higher margin than merchandise, lower product cost of goods sold due to sales of higher margin products, and lower distribution costs for our direct marketing channels during the twenty-six weeks ended August 4, 2002, compared with the twenty-six weeks ended July 29, 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002. In the second quarter of 2001, we recorded a charge to cost of sales of $2.1 million, as discussed in the section entitled “Certain Charges and Transactions in the Second Quarter of 2001.” Excluding this charge, gross profit would have been 25.7% of net sales for the twenty-six weeks ended July 29, 2001.

Operating Expenses

         Operating expenses decreased as a percentage of net sales to 18.4% for the twenty-six weeks ended August 4, 2002, from 20.0% for the twenty-six weeks ended July 29, 2001. As a percentage of sales, reductions in advertising expenses drove the decrease due primarily to reductions in store and direct marketing channels advertising, as well as reductions in catalog distribution during the twenty-six weeks ended August 4, 2002, compared with the twenty-six weeks ended July 29, 2001. In addition, reductions of operating expenses in the direct marketing channels contributed to the decrease due primarily to the benefits obtained from their integration in the first half of 2002. Equipment rent expense also decreased for the twenty-six weeks ended August 4, 2002, compared with the twenty-six weeks ended July 29, 2001. The decrease was partially offset by an increase in depreciation expense and store incentive bonus expenses for the twenty-six weeks ended August 4, 2002, compared with the twenty-six weeks ended July 29, 2001. In 2002, we have shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts.

General and Administrative Expenses

         General and administrative expenses decreased as a percentage of net sales to 3.7% for the twenty-six weeks ended August 4, 2002, from 5.7% in the twenty-six weeks ended July 29, 2001. In the second quarter of 2001, we recorded net charges of $15.3 million, as discussed in the section entitled “Certain Charges and Transactions in the Second Quarter of 2001.” Excluding these transactions, general and administrative expenses would have been 4.4% of net sales for the twenty-six weeks ended July 29, 2001. The decrease was due to reduction of expenses in our direct marketing channels due primarily to the benefits obtained from their integration in the first half of 2002, as well as credits received through a resolution for vendor services, and overall leveraging of corporate expenses during the twenty-six weeks ended August 4, 2002. The decrease was partially offset by higher bonus accruals related to our performance for 2002.

Interest Expense

         Interest expense decreased to $10.9 million for the twenty-six weeks ended August 4, 2002, from $13.1 million for the twenty-six weeks ended July 29, 2001. The decrease was primarily due to the retirement and conversion of Notes in the first quarter of 2002. For the twenty-six weeks ended July 29, 2001, interest expense also included higher bank fees due to the expensing of unamortized fees when we entered into a new credit agreement in April 2001. The decrease was partially offset by higher interest as a result of additional capital leases entered into since the second quarter of 2001.

Minority Interest

         Minority interest in subsidiary loss of $1.3 million represents the recognition of our minority interest in the pretax loss of PETsMART.com for the twenty-six weeks ended July 29, 2001. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary.

Income Tax Expense

         For the twenty-six weeks ended August 4, 2002, the $27.6 million income tax expense represents an effective rate of 38.75%. For the twenty-six weeks ended July 29, 2001, the $15.4 million income tax benefit included a $10.3 million tax benefit associated with the June 2001 increase in ownership of PETsMART.com and a $5.1 million tax benefit related to the period loss, or an effective rate of 40.0%.

Liquidity and Capital Resources

         Cash provided by operations increased $25.4 million to $88.8 million for the twenty-six weeks ended August 4, 2002, compared with $63.4 million for the twenty-six weeks ended July 29, 2001. The increase was driven by higher net income and depreciation and amortization, partially offset by cash used for assets and liabilities.

         Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 42.1% as of August 4, 2002, compared with 34.3% as of February 3, 2002. Inventory balances were $262.7 million as of August 4, 2002, and $272.6 million as of February 3, 2002. Average retail store inventory, which excludes the inventory for our direct marketing channels, decreased to approximately $0.44 million per store as of August 4, 2002, compared with approximately $0.48 million per store as of July 29, 2001. Decreases over the prior year reflect favorable efficiencies gained in stores served by forward distribution centers as well as lower inventory levels in stores with a new format.

         Our primary long-term capital requirements consist of opening new stores and distribution centers, reformatting existing stores to our new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. For the twenty-six weeks ended August 4, 2002, we incurred $82.2 million in capital expenditures, compared with $49.1 million for the twenty-six weeks ended July 29, 2001. The increase in spending was primarily due to the store reformatting initiatives, as well as lease buyouts, and equipment and computer software in support of our system initiatives.

         In June 2001, we purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $0.7 million. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary. Due to the timing of this transaction, we paid approximately $9.5 million for shares acquired in the merger during the twenty-six weeks ended August 4, 2002.

         Net cash provided by financing activities for the twenty-six weeks ended August 4, 2002 consisted primarily of proceeds from the issuance of common stock as a result of stock option exercises and the employee stock purchase program, as well as an increase in our bank overdraft, offset by cash used in financing activities for principal payments on capital lease obligations.

Common Stock and Notes Repurchase Program

         In April 2000, our Board of Directors approved the purchase of up to $25.0 million of common stock or Notes, annually for each of the next three years. Our policy on the purchase of common stock or Notes is to make market purchases when the price is advantageous and as cash flows allow in order to maintain appropriate liquidity. In 2001, we used $6.4 million to purchase our Notes with a face value of $7.8 million. In February and March 2002, the remaining balance of $173.5 million of Notes was called for redemption, resulting in the repurchase of Notes for approximately $0.3 million in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock at a conversion price of $8.75 per share.

Credit Facility

         On April 30, 2001, we entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit, which was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at our option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. Due to our desire for greater flexibility in our financial covenants and our historically limited use of the credit facility, we amended the credit facility on June 20, 2002, to reduce the available commitment to $200.0 million, extend the maturity by two years to April 30, 2006, and amend certain covenants. The arrangement is secured by substantially all our personal property assets and certain real property. As of August 4, 2002, we had no loans outstanding under the credit facility.

Contractual Obligations and Commitments

         The following table summarizes our contractual obligations, net of sublease income, as of August 4, 2002, and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

	Remaining	2003 -	2005 -	2007 and
	2002	2004	2006	Beyond	Total

Operating lease obligations	$82,592	$344,876	$296,211	$1,021,392	$1,745,071

Capital lease obligations(1)	14,762	41,626	39,005	259,230	354,623

Total	$97,354	$386,502	$335,216	$1,280,622	$2,099,694

(1) Includes $188.7 million in interest, net of sublease income of $5.9 million.

         We issue letters of credit for guarantees provided for certain off-balance sheet leases, insurance programs, import purchases and utilities. As of August 4, 2002, $54.8 million was outstanding under our letters of credit.

Structured Lease Facilities

         We have entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provide a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a five-year term. After the five-year term has expired, we are required to pay the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount.

         We have one outstanding special purpose entity lease remaining as of August 4, 2002, which encompasses seven stores and two properties. Included in the operating leases for 2004 is the final payment of approximately $27.9 million. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the credit facility.

         The Financial Accounting Standards Board, or FASB, is currently deliberating the issuance of an interpretation of SFAS No. 94, “Consolidation of All Majority-Owned Subsidiaries” to assist companies in identifying and accounting for special purpose entities, including when special purpose entities should be consolidated by the investor or beneficiary. The interpretation would introduce a concept that consolidation would be required by the primary beneficiary of the activities of a special purpose entity unless the special purpose entity can meet certain substantive independent economic substance criteria. It is not possible to determine at this time what conclusions will be included in the final interpretation; however, based on the exposure draft, as currently being discussed, we would be required to consolidate the entity and record an asset and corresponding debt of approximately $27.9 million.

Operating Capital and Capital Expenditure Requirements

         All our stores are leased facilities. We opened 14 new stores and reformatted 148 stores in the twenty-six weeks ended August 4, 2002. During the last two quarters of 2002, we expect to open approximately 11 new stores and plan to reformat approximately 86 existing stores. Each new store that is built-to-suit requires capital expenditures of approximately $0.5 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory net of accounts payable, and approximately $0.1 million for preopening costs. Since 1995, stores in their thirteenth through twenty-fourth month of operation have averaged sales of approximately $3.8 million and Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, before the allocation of overhead of approximately $0.3 million. To convert a store to our new store format costs approximately $0.2 million per store. Based on our current plan for new and reformatted stores during 2002, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $33.0 to $38.0 million for the last half of 2002.

         In 2003, we expect to open approximately 60 new stores, net of store closures, and reformat the remainder of our store base in the new format. We believe there is potential for a total of approximately 1,200 PETsMART stores in North America.

         We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, scheduled debt payments, and refinance indebtedness, depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control. Please see the section entitled “Risk Factors” below for a discussion of some of the risks that may affect our business.

Subsequent Event – Common Stock Offering

         In July 2002, we filed a registration statement, on Form S-3, for a public offering of 14,500,000 shares of our common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and we offered 1,317,416 shares, plus the shares in the over-allotment option.

         On August 5, 2002, we completed the sale of the 1,317,416 shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $16.9 million. On August 12, 2002, the underwriters exercised the over-allotment option and purchased 2,175,000 additional shares for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $27.8 million. We expect to incur costs associated with the offering of approximately $0.9 million.

Related Party Transactions

         We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half our stores, under the name Banfield, The Pet HospitalTM. Phillip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of August 4, 2002, we owned approximately 19% of the voting stock, and approximately 35% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $4.0 million and $2.3 million during the twenty-six weeks ended August 4, 2002, and the twenty-six weeks ended July 29, 2001, respectively. Licensing fees receivable from MMI totaled $1.7 million and $2.2 million at August 4, 2002, and February 3, 2002, respectively, and was included in receivables in the accompanying consolidated balance sheets.

Seasonality and Inflation

         Our business is subject to some seasonal fluctuations and we typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate.

         Our results of operations and financial position are presented based upon historical cost. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially harm our net sales or results of operations.

Recent Accounting Pronouncements

         In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. We do not expect that the adoption will have a significant impact on our financial position or results of operations.

         In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. We adopted the statement as of August 4, 2002, and as a result, we reclassified the gain on early extinguishment of debt of $0.5 million and $1.2 million for the thirteen and twenty-six weeks ended July 29, 2001, respectively, as a reduction to general and administrative expenses. We also reclassified the related income tax expense for the thirteen and twenty-six weeks ended July 29, 2001 of $0.2 million and $0.5 million, respectively, to income tax expense (benefit).

         In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We adopted SFAS No. 144 beginning 2002, and the adoption did not have a significant impact on our financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

         We are subject to certain market risks arising from transactions in the normal course of business, and from debt instruments. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

         We utilize long and short-term bank borrowings to finance the working capital and capital requirements of the business. In February and March 2002, the remaining balance of $173.5 million of Notes with a fixed interest rate of 6 3/4% was called for redemption, resulting in the repurchase of Notes for approximately $0.3 million in cash and the conversion of the remainder into approximately 19,800,000 shares of our common stock at a conversion price of $8.75 per share. In addition, we use a revolving line of credit to support seasonal working capital needs.

         We had no borrowings under our line of credit for the twenty-six weeks ended August 4, 2002. We borrowed and repaid a total of $67.7 million, at an average interest rate of 7.57% for the twenty-six weeks ended July 29, 2001. Weighted average borrowings for the twenty-six weeks ended July 29, 2001 were approximately $3.1 million. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at our option. See “Liquidity and Capital Resources — Credit Facility” for additional information regarding our credit facility.

Foreign Currency Risk

         Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. Transactions with the Canadian subsidiary are denominated in United States dollars. As a result, we have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and operations denominated in foreign currency. Approximately $29.9 million or 2.3% of our revenues for the twenty-six weeks ended August 4, 2002, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were not material.

Risk Factors

         You should carefully consider the risks described below before making an investment decision. You should also refer to the other information in this filing, including our financial statements and the related notes. The risks and uncertainties listed below are those that we currently believe may materially affect us. Additional risks and uncertainties that we are unaware of or that we currently deem immaterial also may become important factors that affect us in the future. If any of the following risks occur, our business, results of operations or financial condition could be harmed. As a result, the market price of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Our Business

If we are unable to successfully implement our strategy of reformatting existing stores and opening new stores our results of operations would be harmed.

         Our continued growth depends to a significant degree on our ability to increase sales at our reformatted stores. We currently expect to reformat all of our stores by the end of 2003. There can be no assurance that our reformatted stores will meet forecasted levels of sales and profitability. If we are unable to operate our reformatted stores profitably our results of operations would be harmed.

         In addition, we expect to open a total of 11 stores in the second half of 2002 and 60 stores, net of store closures, in 2003. Our ability to open additional stores is dependent on various factors including:

•	identifying store sites that offer attractive returns on our investment;

•	competition for those sites;

•	successfully negotiating with landlords;

•	timely construction of such stores; and

•	our ability to attract and retain qualified store personnel.

To the extent we are unable to accomplish any of the above, our ability to open new stores may be harmed. In addition, there can be no assurance that we will be able to operate our new stores profitably.

New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.

         We currently operate stores in most of the major market areas of the United States and Canada. Our plans for the second half of 2002 and 2003 include opening 11 stores and 60 stores, net of store closures, respectively, primarily in existing markets. It has been our experience that opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales. Our comparable store sales increases were 11.4% and 11.8% for the thirteen and twenty-six weeks ended August 4, 2002, respectively. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower in future periods than in the past.

Our operating margins at new stores may be lower than those of existing stores.

         We expect operating margins to be affected by new store openings because of the addition of preopening expenses and the lower sales volumes characteristic of newly opened stores. In certain geographic regions, we have experienced lower comparable store sales increases and levels of store contribution compared to results achieved in other regions. In addition, we expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly entered geographic regions. As a result of a possible slower overall rate of comparable store sales increases and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations.

         Our merchandise is generally shipped by our suppliers to one of our distribution centers, which receive and allocate merchandise to our stores. We have opened six forward distribution centers since 1999, including one in June 2002. Any interruption or malfunction in our distribution operations could harm our sales and results of operations.

If our management information systems fail to perform as designed our business could be harmed.

         The efficient operation of our business is dependent on our management information systems. In particular, we rely on our management information systems to effectively manage our sales, warehousing, distribution, merchandise planning and replenishment functions and to maintain our in-stock positions. Our management information systems are centrally located at our headquarters in Phoenix, Arizona and we possess offsite redundancy capabilities. The failure of our management information systems to perform as designed could disrupt our business and harm our sales and profitability.

         We continue to invest in our management information systems. There can be no assurance that the costs of investments in our information systems will not exceed estimates or that they will be as beneficial as predicted. If we are unable to realize the benefits of improved systems, our results of operations could be harmed.

A decline in consumers’ discretionary spending could reduce our sales and harm our business.

         Our sales depend on consumer spending, which is influenced by many factors beyond our control including general economic conditions, the availability of discretionary income, consumer confidence and unemployment levels. We may experience declines in sales, particularly sales of pet supplies, during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of new store openings.

         Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter to quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services designed to address pet health needs, such as flea and tick problems, are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, as a result of our expansion plans, we anticipate the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate.

The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

         The pet food and pet supply retailing industry is highly competitive. We compete with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, Internet retailers and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours, and due to the expansion of pet related product offerings by certain warehouse clubs and mass merchandisers. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if any of our major competitors seek to gain or retain market share by reducing prices, we may reduce our prices in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.

The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner could harm our business.

         We have no long-term supply commitments from our premium food or other product vendors. We buy from several hundred vendors worldwide and our two largest vendors accounted for a total of approximately 14% of our sales in the thirteen and twenty-six weeks ended August 4, 2002. Sales of premium pet food for dogs and cats comprise a significant portion of our revenues. Currently, most of the major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass merchandisers. However, in March 2000, IAMS, a premium pet food brand, began mass distribution to supermarkets, warehouse clubs and other mass merchandisers. As a result, we experienced some lost customer traffic. If any of the other premium pet food or pet supply vendors were to make their products available in supermarkets or through mass merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

         We purchase significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that our current pet supply vendors will be able to accommodate our anticipated needs. In addition, we purchase significant amounts of pet supplies from vendors outside of the United States. There can be no assurance our overseas vendors will be able to satisfy our requirements, including timeliness of delivery, acceptable product quality, packaging and labeling requirements, and our other requirements. Any inability of our existing vendors to provide products in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

         Our success is largely dependent on the efforts and abilities of our senior executive group. The loss of the services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand these services depends on our ability to attract and retain these personnel. In addition, historically there has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, our ability to provide veterinary services in our stores and increase the number of stores in which we offer veterinary services may be harmed.

Our international operations may result in additional market risks, which may harm our business.

         We entered the Canadian market in 1996, and operated 19 stores in Canada as of August 4, 2002. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. In addition, we purchase significant amounts of pet supplies from vendors outside the United States. Our results may be increasingly affected by the risks of our international activities, including:

•	fluctuations in currency exchange rates;

•	changes in international staffing and employment issues;

•	tariff and other trade barriers;

•	the burden of complying with foreign laws, including tax laws; and

•	political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

         We and MMI, the third party operator of Banfield, The Pet Hospital, are subject to laws governing the operation of veterinary hospitals. MMI Holdings, Inc., or MMIH, is the parent company of MMI. Statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, may impact our and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. We recorded $2.2 million and $4.0 million from MMI during the thirteen and twenty-six weeks ended 2002, respectively, as a reduction to occupancy costs. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed, both directly and because of a decrease in customer traffic. In such event there can be no assurance that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

Our business exposes us to claims which could result in adverse publicity and harm our brand.

         We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care. In addition, we have in the past been subject to product liability claims for the products we sell. Such claims could result in adverse publicity, damage to our brand and a loss of sales, as well as litigation expenses and damages.

If we need to raise additional capital our business would be harmed if we were unable to do so on acceptable terms.

         We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. If, however, we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our current credit facility is secured by substantially all of our personal property assets, our domestic subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make more costly additional debt financing outside our credit facility. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

         The transportation, handling, and sale of small animals are governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. In addition, the operation of veterinary hospitals are subject to federal, state and local statutes and regulations that govern the use, management, transport and disposal of medical materials and biohazardous materials. While we seek to structure our operations to comply with the laws and regulations of each jurisdiction in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws we would be found to be in compliance in all jurisdictions. A determination that we are in violation of applicable laws could require us to restructure our operations to comply with such requirements and/or incur fines or sanctions, which could harm our business.

Item 4. Controls and Procedures

         In the quarter ended August 4, 2002, we did not make any significant changes in, nor take any corrective actions regarding, our internal controls or other factors that could significantly affect these controls. We periodically review our internal controls for effectiveness and we plan to conduct an evaluation of our disclosure controls and procedures each quarter.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

         On January 16, 2001, certain former stockholders of Pet City Holdings, a United Kingdom corporation, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages in excess of $100 million against PETsMART and certain of our former and current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint relates to the 1996 acquisition of Pet City by PETsMART and the proceedings are pending in the United States District Court for the Central District of California. Plaintiffs allege misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. Plaintiffs also allege claims for breach of fiduciary duty and for relief under English common law. PETsMART previously filed a motion to dismiss the consolidated complaint. On September 6, 2001, the federal court granted PETsMART’s motion to dismiss without leave to amend as to plaintiffs’ claims for breach of fiduciary duty and claims for relief under English common law. The court granted in part and denied in part PETsMART’s motion to dismiss with leave to amend as to plaintiffs’ state and federal securities fraud claims. The court denied PETsMART’s motion to dismiss the state common law fraud claims. On October 19, 2001, plaintiffs filed a first amended consolidated complaint, and PETsMART moved to dismiss the amended complaint. On March 15, 2002, the federal court again granted in part and denied in part PETsMART’s motion to dismiss as to plaintiffs’ state and federal securities fraud claims. The court also denied PETsMART’s motion to dismiss the state common law fraud and breach of contract claims. On April 8, 2002, we filed an answer to the amended complaint denying the plaintiffs’ allegations and damage claims. As a result, the parties have commenced discovery in the action. We believe that the plaintiffs’ allegations are without merit and intend to vigorously defend the action. However, no assurance can be provided as to the outcome of the action and, at this time, management cannot estimate the range of possible loss, if any.

         We are involved in various other legal proceedings that we do not believe are material to our business. We have accrued certain amounts for estimated litigation costs associated with our legal proceedings.

Item 2. Changes in Securities and Use of Proceeds

(c)	The following unregistered shares of PETsMART, Inc. common stock were issued upon the exercise of warrants to certain former security holders of Weisheimer Companies, Inc. PETsMART, Inc. acquired Weisheimer Companies, Inc. in March of 1994.

Date of Issuance	Aggregate Exercise Price Paid	Number of Shares Issued

June 14, 2002	$64,587.50	25,000

July 2, 2002	$23,249.70	9,000

July 3, 2002	$107,122.24	41,464

July 31, 2002	$5,998.89	2,322

The issuances of securities above were made in reliance on Section 4(2) of the Securities Act of 1933, or Rule 506 of the Regulation D promulgated under the Securities Act of 1933.

Item 4. Submission of Matters to a Vote of Security Holders

         Our 2002 Annual Meeting of Stockholders was held on June 27, 2002. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:

1)	To elect three directors to hold office until the 2005 Annual Meeting of Stockholders

Matter Voted	Votes For	Votes Withheld

Election of Lawrence A. Del Santo	119,062,024	1,220,315

Election of Philip L. Francis	119,347,027	935,312

Election of Richard K. Lochridge	117,764,595	2,517,744

         In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Norman E. Brinker, Jane Evans, Walter J. Salmon, Barbara A. Munder, Thomas D. O’Malley, Nancy A. Pedot and Thomas G. Stemberg.

2)	To approve our Executive Short-Term Incentive Plan

Votes For	Votes Against	Abstain

113,567,378	5,899,702	815,258

3)	To approve our 2002 Employee Stock Purchase Plan

Votes For	Votes Against	Abstain

113,173,190	6,910,654	198,495

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

Exhibit 10.11	Employment Agreement between PETsMART, Inc., and Timothy E. Kullman, Senior Vice President, Chief Financial Officer

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

1.	We filed a current report on Form 8-K, dated June 25, 2002, on June 25, 2002, to amend our audited financial statements and related items as originally reported in our 2001 Annual Report on Form 10-K for the fiscal year ended February 3, 2002.

2.	We filed a current report on Form 8-K/A, dated June 25, 2002, on July 18, 2002, solely to file the report of Deloitte & Touche LLP, Independent Auditors, on page 26 of Appendix A thereto.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 16, 2002	PETsMART, Inc. /s/ Timothy E. Kullman

Timothy E. Kullman Senior Vice President, Chief Financial Officer (Principal Financial Officer)
Date: September 16, 2002	/s/ Brian F. Miller
Brian F. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Philip L. Francis, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Philip L. Francis

Philip L. Francis Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Timothy E. Kullman, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

Date: September 16, 2002	/s/ Timothy E. Kullman

Timothy E. Kullman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibit 10.11	Employment Agreement between PETsMART, Inc., and Timothy E. Kullman, Senior Vice President, Chief Financial Officer

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.