Form 10-Q
period 2002-11-03
PETSMART INC
filed 2002-12-17
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Thirteen Weeks Ended November 3, 2002

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

Common Stock, $.0001 Par Value, 139,180,118 Shares at December 10, 2002

PETsMART, Inc.
INDEX

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of PETsMART, Inc. and subsidiaries as of November 3, 2002, and the related consolidated statements of operations for the 13 week and 39 week periods ended November 3, 2002 and October 28, 2001, and the related consolidated statements of cash flows for the 39 week periods ended November 3, 2002 and October 28, 2001. These financial statements are the responsibility of the Corporation’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of February 3, 2002, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 12, 2002 (except for Note 19, as to which the date is June 24, 2002), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 3, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche, LLP
Phoenix, Arizona
December 2, 2002

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	November 3,	February 3,
	2002	2002

Assets
Cash and cash equivalents	$175,531	$137,111
Receivables, net	13,613	23,263
Merchandise inventories	312,291	272,572
Prepaid expenses and other current assets	45,841	43,870

Total current assets	547,276	476,816
Property and equipment, net	478,614	394,835
Investments	33,694	33,694
Deferred income taxes	23,806	23,806
Goodwill, net	13,222	13,222
Intangible assets, net	2,902	3,102
Other assets	11,567	15,628

Total assets	$1,111,081	$961,103

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$137,591	$93,443
Accrued payroll, bonus, and employee benefits	58,321	51,824
Accrued occupancy expenses	27,178	26,867
Current maturities of capital lease obligations	8,417	11,699
Other accrued expenses	53,229	92,341

Total current liabilities	284,736	276,174
Subordinated convertible notes	—	173,500
Accrued merger, business integration and restructuring costs	2,217	3,357
Capital lease obligations	160,548	156,188
Deferred rents and other liabilities	26,326	26,078

Total liabilities	473,827	635,297

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 139,011 and 112,609 shares issued	14	11
Additional paid-in capital	624,094	381,999
Deferred compensation	(48)	(296)
Retained earnings (Accumulated deficit)	15,687	(48,616)
Accumulated other comprehensive loss	(2,336)	(2,805)
Notes receivable from officers	(157)	(4,487)

Total stockholders’ equity	637,254	325,806

Total liabilities and stockholders’ equity	$1,111,081	$961,103

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2002	2001	2002	2001

Net sales	$657,406	$598,615	$1,954,660	$1,763,246
Cost of sales	465,792	437,805	1,395,117	1,304,693

Gross profit	191,614	160,810	559,543	458,553
Operating expenses	125,559	117,078	364,314	349,668
General and administrative expenses	29,043	29,490	77,330	95,533

Operating income	37,012	14,242	117,899	13,352
Interest income	750	264	2,042	1,667
Interest expense	(4,855)	(5,267)	(15,762)	(18,379)

Income (loss) before income tax expense and minority interest	32,907	9,239	104,179	(3,360)
Income tax expense (benefit)	12,258	3,884	39,876	(11,466)

Income before minority interest	20,649	5,355	64,303	8,106
Minority interest in PETsMART.com	—	462	—	1,765

Net income	$20,649	$5,817	$64,303	$9,871

Other comprehensive income, net of tax:
Foreign currency translation adjustments	317	(754)	469	(543)

Comprehensive income	$20,966	$5,063	$64,772	$9,328

Earnings per common share:
Basic	$0.15	$0.05	$0.49	$0.09

Diluted	$0.14	$0.05	$0.46	$0.09

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 39 weeks ended

	November 3,	October 28,
	2002	2001

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$64,303	$9,871
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,528	40,687
Loss on disposal of property and equipment	2,602	3,236
Elimination of goodwill in PETsMART.com	—	8,575
Impairment charge and write-down of subsidiary assets	—	9,027
Deferred income taxes	277	(18,885)
Capital assets received through vendor resolution	(2,864)	—
Gain on early extinguishment of debt	—	(1,190)
Tax benefit from exercise of stock options	2,854	—
Minority interest in subsidiary loss	—	(1,765)
Changes in assets and liabilities:
Receivables, net	9,652	2,142
Merchandise inventories	(39,597)	(14,876)
Prepaid expenses and other current assets	(2,238)	(7,357)
Other assets	1,627	(513)
Accounts payable	31,946	(10,017)
Accrued payroll, bonus, and employee benefits	6,483	11,534
Accrued occupancy expenses	300	7,068
Accrued merger, business integration and restructuring costs	(1,140)	1,492
Other accrued expenses	(23,657)	30,890
Deferred rents and other liabilities	246	(594)

Net cash provided by operating activities	107,322	69,325

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(130,853)	(73,887)
Investment in PETsMART.com	(9,500)	(741)
Proceeds from sales of property and equipment	689	3,528

Net cash used in investing activities	(139,664)	(71,100)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	64,592	2,739
Notes and interest receivable from officers, net of payments	4,330	(84)
Borrowings from bank credit facility	—	112,200
Repayments of bank credit facility	—	(96,200)
Purchases of subordinated convertible notes	(275)	(6,382)
Payments on capital lease obligations	(10,403)	(8,679)
Increase (decrease) in bank overdraft	12,143	(7,774)
Payment of deferred financing fees	—	(2,280)

Net cash provided by (used in) financing activities	70,387	(6,460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	375	75

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,420	(8,160)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	137,111	43,827

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,531	$35,667

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

     PETsMART, Inc., including subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories, live pets and professional services for the lifetime needs of pets. As of November 3, 2002, the Company operated 581 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet Hospital,TM PETsMART makes full-service veterinary care available in approximately half of its stores. Through its direct marketing channels, PETsMART also is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

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

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2002, are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

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

     During the thirteen weeks ended October 28, 2001, the Company did not repurchase any of its Notes. For the thirty-nine weeks ended October 28, 2001, the Company repurchased Notes with a face value of $7,750,000, at a discounted price of $6,382,000. The Company wrote off and included in the determination of the gain on early extinguishment of debt, $178,000 of unamortized deferred financing costs related to the purchase of the Notes. The Company recorded a gain on early extinguishment of debt for the thirty-nine weeks ended October 28, 2001, of $1,190,000 as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense for the thirty-nine weeks ended October 28, 2001, of $476,000 to income tax expense (benefit). See Note 11.

NOTE 3 — NOTES RECEIVABLE FROM OFFICERS:

     During fiscal 2000, the Company began providing full-recourse loans to certain officers that the officers could use solely for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after they were issued and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers were required to hold the common stock for a minimum of 18 months. The loans were collateralized by the Company’s common stock purchased by the officers. The loans must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, which could include, among other things, the sale of the underlying common stock or the officers’ termination of employment. The Company recorded $495,000 of new officer loans under this program in the first quarter of fiscal 2002. There were no new loans provided in the second or third quarters of fiscal 2002, and the Company will not make any new loans to its officers under this program in the future. The officers repaid approximately $5,046,000 of the outstanding loans and

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 3 — NOTES RECEIVABLE FROM OFFICERS (cont’d):

interest during the third quarter of fiscal 2002, and the remaining balance as of November 3, 2002, was approximately $157,000. The balance of the loans were repaid on November 12, 2002.

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

     The Company classified the accrued severance as a component of other accrued expenses. During the thirteen and thirty-nine weeks ended November 3, 2002, the Company paid $156,000 and $1,410,000, respectively, of such severance. There is no remaining liability as of November 3, 2002.

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

	13 Weeks Ended		39 Weeks Ended

	November 3,	October 28,	November 3,	October 28,
	2002	2001	2002	2001

Opening balance	$2,441	$5,695	$3,357	$4,822
Charges	—	821	—	3,486
Payments	(224)	(202)	(1,140)	(1,994)

Ending balance	$2,217	$6,314	$2,217	$6,314

     The reserves principally relate to store, office, and equipment lease payments due over lease terms, and costs to be incurred at the end of the lease.

     During the second quarter of 2001, the Company recorded an impairment charge of approximately $6,900,000, a write-down of inventory of approximately $2,100,000, and a charge of approximately $1,000,000 for other asset write-downs and reserves. As a result of an analysis of the PETsMART Direct business model, the Company performed an impairment analysis in accordance with Statement of Financial Accounting Standards, (“SFAS”), No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The analysis indicated an impairment of $6,900,000 associated with PETsMART Direct’s building, fixtures, equipment, and software, which the Company recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in the second quarter of 2001, the Company analyzed the inventory of PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2,100,000 charge to cost of sales to record the inventory at the net realizable value.

NOTE 5 — MINORITY INTEREST IN PETsMART.com:

     In June 2001, the Company purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes. This will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter 2001, the Company recorded a deferred tax asset of $18,885,000, eliminated the net goodwill

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 5 — MINORITY INTEREST IN PETsMART.com (cont’d):

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

NOTE 6 — COMPREHENSIVE INCOME:

     The income tax expense related to the foreign currency translation adjustment was approximately $180,000 and $277,000 for the thirteen and thirty-nine weeks ended November 3, 2002, respectively. The income tax benefit related to the foreign currency translation adjustment was approximately ($503,000) and ($362,000) for the thirteen and thirty-nine weeks ended October 28, 2001, respectively.

NOTE 7 — COMMON STOCK OFFERING:

     In July 2002, the Company filed a registration statement, on Form S-3, for a public offering of 14,500,000 shares of its common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and 1,317,416 shares, plus the shares in the over-allotment option, were offered by the Company.

     On August 5, 2002, the Company completed the sale of 1,317,416 shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $16,859,000. On August 12, 2002, the underwriters exercised the over-allotment option and purchased 2,175,000 additional shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $27,833,000. Costs associated with the offering were approximately $763,000 and were accounted for as a reduction of the proceeds.

NOTE 8 — EARNINGS PER SHARE:

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

     A reconciliation of the basic and diluted earnings per share computations for the thirteen and thirty-nine weeks ended November 3, 2002, and October 28, 2001, is as follows (in thousands, except per share data):

			Thirteen Weeks Ended

		November 3, 2002			October 28, 2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Net income per common share — basic	$20,649	137,839	$0.15	$5,817	111,890	$0.05
Effect of dilutive securities:
Options	—	6,155	(0.01)	—	2,508	—

Net income per common share — diluted	$20,649	143,994	$0.14	$5,817	114,398	$0.05

			Thirty-nine Weeks Ended

		November 3, 2002			October 28, 2001

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Net income per common share — basic	$64,303	132,373	$0.49	$9,871	111,743	$0.09
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	694	8,297	(0.03)	—	1,634	—

Net income per common share — diluted	$64,997	140,670	$0.46	$9,871	113,377	$0.09

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 8 — EARNINGS PER SHARE (cont’d):

     During February and March 2002, the remaining balance of Notes was called for redemption, resulting in the repurchase of Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company includes these shares in the calculation of diluted earnings per share for the thirty-nine weeks ended November 3, 2002. These shares were not included in the calculation of diluted earnings per share for the thirteen and thirty-nine weeks ended October 28, 2001, due to the anti-dilutive effect they would have had on earnings per share. Dilutive securities for the periods presented also consist of stock options.

NOTE 9 — GOODWILL AND INTANGIBLE ASSETS:

     In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company discontinued the amortization of goodwill, effective February 4, 2002. The Company has completed the transitional goodwill impairment test for its reporting units and recorded no impairment charge.

     A reconciliation of the previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	For the Thirteen Weeks Ended			For the Thirty-Nine Weeks Ended

	October 28, 2001			October 28, 2001

		Earnings Per Share			Earnings Per Share

	Income	Basic	Diluted	Income	Basic	Diluted

Reported net income	$5,817	$0.05	$0.05	$9,871	$0.09	$0.09
Add back: amortization expense, net of income tax benefit	114	—	—	632	—	—

Adjusted net income	$5,931	$0.05	$0.05	$10,503	$0.09	$0.09

     As of November 3, 2002, and February 3, 2002, the carrying amount of goodwill was $13,222,000.

     Intangible assets consisted solely of trademarks, and changes in the carrying amount for the thirty-nine weeks ended November 3, 2002, was as follows (in thousands):

		Accumulated
	Carrying Amount	Amortization	Net

Balance, February 3, 2002	$4,758	$(1,656)	$3,102
Additions	14	(214)	(200)

Balance, November 3, 2002	$4,772	$(1,870)	$2,902

     Amortization expense for the intangible assets was $74,000 and $214,000 during the thirteen and thirty-nine weeks ended November 3, 2002, respectively. The Company estimates the amortization expense to be approximately $74,000 for the remainder of the year. For fiscal years 2003 through 2007, the Company estimates the amortization expense to be approximately $282,000 each year.

NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS:

     Supplemental cash flow information for the thirty nine weeks ended November 3, 2002 and October 28, 2001 was as follows (in thousands):

	Thirty Nine Weeks Ended

	Nov. 3,	Oct. 28,
	2002	2001

Interest paid	$15,633	$14,954
Income taxes paid, net of refunds	$55,504	$(3,084)
Conversion of subordinated notes to common stock	$174,770	$—
Assets acquired using capital lease obligations	$11,464	$—

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets, and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 beginning in fiscal 2002, and the adoption did not have a significant impact on the Company’s financial position or results of operations.

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that, among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company adopted the statement as of August 4, 2002, and as a result, the Company reclassified a gain of $1,190,000 on early extinguishment of debt for the thirty-nine weeks ended October 28, 2001 as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense of $476,000 for the thirty-nine weeks ended October 28, 2001 to income tax expense (benefit).

     In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” which replaces Emerging Issues Task Force Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).” The new standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than the date when a company commits to an exit or disposal plan. The statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company does not expect that the adoption will have a significant impact on its financial position or results of operations.

NOTE 12 — CONTINGENCIES:

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

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 13- FINANCIAL INFORMATION BY BUSINESS SEGMENT:

     As of February 3, 2002, the Company had three reportable segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and Internet operations, and PETsMART.com, which included the Company’s pet catalog and Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the results of operations of these operating segments during the thirteen and thirty-nine week periods ended November 3, 2002, the Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully implement our strategy of reformatting existing stores and opening new stores our results of operations would be harmed;

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;

•	Our operating margins at new stores may be lower than those of existing stores;

•	A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;

•	If our management information systems fail to perform as designed, our business could be harmed;

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;

•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of new store openings;

•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner could harm our business;

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;

•	Our international operations may result in additional market risks, which may harm our business;

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;

•	Our business exposes us to claims which could result in adverse publicity and harm our brand;

•	If we need to raise additional capital our business would be harmed if we were unable to do so on acceptable terms; and

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-Q for the thirteen weeks ended August 4, 2002, filed with the Securities and Exchange Commission on September 18, 2002, which is incorporated herein by reference.

Overview

     We are North America’s leading provider of food, supplies, accessories, live pets and professional services for the lifetime needs of pets. As of November 3, 2002, we operated 581 retail stores. We offer a broad line of products for all the life stages of pets, and we are the nation’s largest provider of high-quality pet grooming and training services. Through our strategic relationship with Banfield, The Pet Hospital™, we make full-service veterinary care available in approximately half of our stores. Through our direct marketing channels, we also are a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate estimates related to reserves for store closures, inventory shrinkage, insurance liabilities and reserves and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Those estimates form the basis for judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies reflect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases, and classify these costs in general and administrative expenses. The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. We use our judgment to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment. As of November 3, 2002 and February 3, 2002, there was a balance of approximately $10.1 million and $12.3 million, respectively, for closed store reserves.

Inventory Shrinkage Reserves

     Our stores perform physical inventories once a year and, in between physical inventories, stores periodically perform counts on certain inventory items. Therefore, as of the end of each reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season, stores do not perform physical inventories during the peak periods of the last quarter of the fiscal year, but continue to perform counts on certain inventory items. All distribution centers perform counts throughout each quarter of all inventory items in the building once each quarter. As of the end of each reporting period, we estimate the inventory shrinkage reserve by applying a rolling two-year historical shrink rate against the volume of merchandise sales since the last inventory. As of November 3, 2002 and February 3, 2002, there was a balance of approximately $6.9 million and $9.1 million, respectively, for inventory shrinkage reserves.

Insurance Liabilities and Reserves

     We maintain standard property and casualty insurance on all stores, product liability insurance covering the sale of live pets, and workers compensation insurance. Property insurance covers approximately $1,200 million in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $0.25 million per occurrence for each policy. We establish reserves for losses based on actuarial estimates, including losses for which claims have been incurred but not yet reported. Loss estimates rely on actuarial observations of ultimate loss experienced during similar historical events. As of November 3, 2002 and February 3, 2002, there was a balance of approximately $21.8 million and $16.8 million, respectively, in reserves related to casualty and workers compensation insurance policies. These reserves were recorded in other accrued expenses on the consolidated balance sheet.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in our judgment, it is more likely than not that such assets will not be realized. In the second quarter of 2001, we reversed the valuation allowances on deferred tax assets of approximately $18.9 million associated with our increase in ownership of PETsMART.com.

Certain Charges and Transactions in the Second and Third Quarters of 2001

     The following charges and transactions, which occurred during the second and third quarters of 2001, resulted in net charges, before taxes, of $18.9 million, of which we recorded approximately $2.1 million in cost of sales and approximately $16.8 million in general and administrative expenses.

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

Store Closure Reserves

     During the second and third quarters of 2001, we recorded charges of approximately $7.4 million and $1.5 million, respectively, totaling approximately $8.9 million for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income.

Income Tax Benefit

     In June 2001, we increased our voting ownership in PETsMART.com to a requisite percentage for income tax reporting purposes that will allow us to utilize a portion of the PETsMART.com net operating loss carry forwards. As a result, we reversed previously established valuation allowances of approximately $18.9 million, eliminated the remaining goodwill of approximately $8.6 million, and recorded a tax benefit of approximately $10.3 million.

Results of Operations

     The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	Nov. 3,	Oct. 28,	Nov. 3,	Oct. 28,
	2002	2001	2002	2001

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales (1)	70.9	73.1	71.4	74.0

Gross profit (1)	29.1	26.9	28.6	26.0
Operating expenses (1)	19.1	19.6	18.6	19.8
General and administrative expenses	4.4	4.9	4.0	5.4

Operating income	5.6	2.4	6.0	0.8
Interest income	0.1	—	0.1	0.1
Interest expense	(0.7)	(0.9)	(0.8)	(1.1)

Income (loss) before income tax expense and minority interest	5.0	1.5	5.3	(0.2)
Income tax expense (benefit)	1.9	0.6	2.0	(0.7)

Income before minority interest	3.1	0.9	3.3	0.5
Minority interest in PETsMART.com	—	0.1	—	0.1

Net income	3.1%	1.0%	3.3%	0.6%

(1)	In the first, second and third quarters of 2001, we reclassified certain warehousing and distribution costs related to our PETsMART Direct operations to cost of sales. Also, in the first, second and third quarters of 2001 and in the first quarter of 2002, we reclassified certain costs of payroll, fringe benefits and supplies relating to our training and PETsHOTEL services, to cost of sales. These costs had been classified in prior periods as operating expenses.

     As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the results of operations of these operating segments during the thirty-nine week period ended November 3, 2002, we have evaluated our segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments.

Thirteen Weeks Ended November 3, 2002 Compared to Thirteen Weeks Ended October 28, 2001

Net Sales

     Net sales increased 9.8% to $657.4 million for the thirteen weeks ended November 3, 2002, from $598.6 million for the thirteen weeks ended October 28, 2001. Store sales increased by $58.9 million as a result of 23 additional net stores and a 9.0% increase in comparable store sales. Services sales increased by 30.5%, or $8.6 million. The increases were partially offset by a decrease in direct marketing channels sales of $8.7 million. As of November 3, 2002, we operated 581 stores, compared with 558 stores as of October 28, 2001. Since October 28, 2001, we have opened 27 new stores, 11 of which were opened in the third quarter of 2002, and we closed four stores, none of which were closed in the third quarter of 2002. The increase in services revenue, which includes grooming, training and our three PETsHOTEL operations, was due primarily to higher volume. The decrease in revenue from direct marketing channels was from lower pet catalog sales and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog business to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in the third quarter of 2001.

Gross Profit

     Gross profit is net of cost of sales. Cost of sales includes cost of goods sold and related expenses, net of discounts earned and lost, warehouse and distribution costs, store and warehouse occupancy costs, transportation costs, services payroll, fringe benefits, supplies and other operating costs.

     Gross profit increased as a percentage of net sales to 29.1% for third quarter of 2002, from 26.9% for the third quarter of 2001. The increase primarily reflected higher services revenue, which carries a higher margin than merchandise, lower distribution costs for our direct marketing channels, and lower product cost of goods sold due to sales of higher margin products during the third quarter of 2002, compared with the third quarter of 2001. We also continue to leverage expenses through lower inventory shrinkage and occupancy costs as a percentage of sales for the third quarter 2002, compared with the third quarter of 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002.

Operating Expenses

     Operating expenses, which include store and direct marketing channel payroll and benefits, advertising and preopening costs, as well as other store level and direct marketing channel expenses, decreased as a percentage of net sales to 19.1% for the third quarter of 2002, from 19.6% for the third quarter of 2001. A reduction of equipment rent expense drove the decrease. In 2002, we shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts. The result is higher depreciation expense, which partially offset this reduction. Also contributing to the decrease as a percentage of sales was a reduction in operating expenses in our direct marketing channels for the third quarter of 2002 compared with the third quarter of 2001, due primarily to the benefits obtained from their integration in the first half of 2002. An increase in store incentive bonus expenses as a result of our performance in 2002 partially offset the improvements for the third quarter of 2002, compared with the third quarter of 2001.

General and Administrative Expenses

     General and administrative expenses decreased as a percentage of net sales to 4.4% for the third quarter of 2002, from 4.9% for the third quarter of 2001. The decrease was due to a reduction of expenses in our direct marketing channels due primarily to the benefits obtained from their integration in the first half of 2002, as well as overall leveraging of corporate expenses during the quarter. The decrease was partially offset by higher bonus accruals related to our performance for 2002. In the third quarter of 2001, we recorded net charges of $1.5 million, as discussed in the section entitled “Certain Charges and Transactions in the Second and Third Quarters of 2001.” Excluding these transactions, general and administrative expenses would have been 4.7% of net sales for the third quarter of 2001.

Interest Expense

     Interest expense decreased to $4.9 million for the third quarter of 2002, from $5.3 million for the third quarter of 2001. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes due 2004, or the Notes, in the first quarter of 2002. The decrease was partially offset by higher interest as a result of additional capital leases entered into since the third quarter of 2001.

Minority Interest

     The minority interest in subsidiary loss of $0.5 million represents the recognition of our minority interest in the pretax loss of PETsMART.com for the third quarter of 2001. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary.

Income Tax Expense

     In the third quarter of 2002, the $12.3 million income tax expense represents an effective rate of 37.3%, which brings the effective rate to 38.3% for the thirty-nine weeks ended November 3, 2002. For the third quarter of 2001, the $3.9 million income tax expense represents an effective tax rate of 42.0%.

Thirty-Nine Weeks Ended November 3, 2002 Compared to Thirty-Nine Weeks Ended October 28, 2001

Net Sales

     Net sales increased 10.9% to $1,954.7 million for the thirty-nine weeks ended November 3, 2002, from $1,763.2 million for the thirty-nine weeks ended October 28, 2001. Store sales increased by $194.9 million as a result of 23 additional net stores and a 10.8% increase in comparable store sales. Services sales increased by 33.3%, or $28.3 million. The increases were partially offset by a decrease in direct marketing channel sales of $31.8 million. As of November 3, 2002, we operated 581 stores, compared with 558 stores as of October 28, 2001. Since October 28, 2001, we opened 27 new stores, 25 of which were opened in the thirty-nine weeks ended November 3, 2002, and we closed four stores in the thirty-nine weeks ended November 3, 2002. The increase in services revenue, which includes grooming, training and our three PETsHOTEL operations, was due primarily to higher volume. The decrease in revenue from direct marketing channels was from lower pet catalog sales, due to a decision to reduce circulation and advertising in the first half of 2002, and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in the thirty-nine weeks ended October 28, 2001.

Gross Profit

     Gross profit increased as a percentage of net sales to 28.6% for thirty-nine weeks ended November 3, 2002, from 26.0% for the thirty-nine weeks ended October 28, 2001. The increase primarily reflected higher services revenue, which carries a higher margin than merchandise, lower distribution costs for our direct marketing channels, and lower product cost of goods sold due to sales of higher margin products during the thirty-nine weeks ended November 3, 2002, compared with the thirty-nine weeks ended October 28, 2001. We also continue to leverage expenses through lower inventory shrinkage and occupancy costs as a percentage of sales for the thirty-nine weeks ended November 3, 2002, compared with the thirty-nine weeks ended October 28, 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002.

Operating Expenses

     Operating expenses decreased as a percentage of net sales to 18.6% for the thirty-nine weeks ended November 3, 2002, from 19.8% for the thirty-nine weeks ended October 28, 2001. As a percentage of sales, reductions in equipment rent and advertising expense drove the decrease for the thirty-nine weeks ended November 3, 2002, compared with the thirty-nine weeks ended October 28, 2001. In 2002, we shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts. The result is higher depreciation expense, which partially offset this reduction. In addition, reductions of operating expenses in the direct marketing channels contributed to the decrease due primarily to the benefits obtained from their integration in the first half of 2002. Advertising expenses decreased due primarily to reductions in store and direct marketing channels advertising in the first half of the year, as well as reductions in catalog distribution during the thirty-nine weeks ended November 3, 2002, compared with the thirty-nine weeks ended October 28, 2001. An increase in store incentive bonus expenses as a result of our performance in 2002 partially offset the improvements for the thirty-nine weeks ended November 3, 2002, compared with the thirty-nine weeks ended October 28, 2001.

General and Administrative Expenses

     General and administrative expenses decreased as a percentage of net sales to 4.0% for the thirty-nine weeks ended November 3, 2002, from 5.4% in the thirty-nine weeks ended October 28, 2001. In the second and third quarters of 2001, we recorded net charges of $16.8 million, as discussed in the section entitled “Certain Charges and Transactions in the Second and Third Quarters of 2001.” Excluding these transactions, general and administrative expenses would have been 4.5% of net sales for the thirty-nine weeks ended October 28, 2001. The decrease was due to reduction of expenses in our direct marketing channels due primarily to the benefits obtained from their integration in the first half of 2002, as well as credits received through a resolution for vendor services, and overall leveraging of corporate expenses during the thirty-nine weeks ended November 3, 2002. The decrease was partially offset by higher bonus accruals related to our performance for 2002.

Interest Expense

     Interest expense decreased to $15.8 million for the thirty-nine weeks ended November 3, 2002, from $18.4 million for the thirty-nine weeks ended October 28, 2001. The decrease was primarily due to the retirement and conversion of the Notes in the first quarter of 2002. For the thirty-nine weeks ended October 28, 2001, interest expense also included higher bank fees due to the expensing of unamortized fees when we entered into a new credit agreement in April 2001. The decrease was partially offset by higher interest as a result of additional capital leases entered into since the third quarter of 2001.

Minority Interest

     Minority interest in subsidiary loss of $1.8 million represents the recognition of our minority interest in the pretax loss of PETsMART.com for the thirty-nine weeks ended October 28, 2001. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary.

Income Tax Expense

     For the thirty-nine weeks ended November 3, 2002, the $39.9 million income tax expense represents an effective rate of 38.3%. For the thirty-nine weeks ended October 28, 2001, the $11.5 million income tax benefit included a $10.3 million tax benefit associated with the June 2001 increase in ownership of PETsMART.com and a $1.2 million tax benefit related to the period loss, or an effective rate of 34.4%.

Liquidity and Capital Resources

     Cash provided by operations increased $38.0 million to $107.3 million for the thirty-nine weeks ended November 3, 2002, compared with $69.3 million for the thirty-nine weeks ended October 28, 2001. The increase was driven by higher net income and depreciation and amortization, partially offset by cash used for assets and liabilities.

     Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 44.1% as of November 3, 2002, compared with 34.3% as of February 3, 2002. Inventory balances were $312.3 million as of November 3, 2002, and $272.6 million as of February 3, 2002. Average retail store inventory, which excludes the inventory for our direct marketing channels, decreased to approximately $0.51 million per store as of November 3, 2002, compared with approximately $0.57 million per store as of October 28, 2001. Decreases over the prior year reflect favorable efficiencies gained in stores served by forward distribution centers as well as lower inventory levels in stores with our new format. With the opening of our sixth forward distribution center in June 2002, the majority of our store base is being served by forward distribution centers. Approximately 69% of our stores are operating under the new store format.

     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores to our new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. For the thirty-nine weeks ended November 3, 2002, we incurred $130.9 million in capital expenditures, compared with $73.9 million for the thirty-nine weeks ended October 28, 2001. The increase in spending was primarily due to the store reformatting initiatives, as well as lease buyouts, and equipment and computer software in support of our system initiatives.

     In June 2001, we purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $0.7 million. In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million through the merger of PETsMART.com with a PETsMART wholly owned subsidiary. The approximately $9.5 million was actually paid during the thirty-nine weeks ended November 3, 2002.

     Net cash provided by financing activities for the thirty-nine weeks ended November 3, 2002 consisted primarily of proceeds from the issuance of common stock as a result of a secondary offering, as discussed in the section entitled “Common Stock Offering” below. Also contributing to the increase were proceeds from the issuance of common stock as a result of stock option exercises and the employee stock purchase program, as well as an increase in our bank overdraft. The increase was partially offset by cash used in financing activities for principal payments on capital lease obligations.

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

     On August 5, 2002, we completed the sale of the 1,317,416 shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $16.9 million. On August 12, 2002, the underwriters exercised the over-allotment option and purchased 2,175,000 additional shares for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $27.8 million. We incurred costs associated with the offering of approximately $0.8 million.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 25 new stores and reformatted 234 stores in the thirty-nine weeks ended November 3, 2002. During the last quarter of 2002, we expect to open two new stores and do not plan to reformat any existing stores. Each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.2 million in sales, and to generate comparable store sales growth in the range of 17% to 19% in year two, 12% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. We expect a new store to generate 9% to 10% in Earnings Before Interest, Taxes, Depreciation and Amortization, or EBITDA, margin by year two, $11% to 12% in years three and four, and 12% to 13% in year five. EBITDA as presented may not be comparable to similarly titled measures reported by other companies since not all companies necessarily calculate EBITDA in an identical manner and, therefore, it is not necessarily an accurate means of comparison between companies. To convert a store to our new store format costs approximately $0.2 million per store. Based on our current plan for new and reformatted stores during 2002, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $12.0 to $17.0 million for the fourth quarter of 2002.

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

Contractual Obligations and Commitments

     The following table summarizes our contractual obligations, net of sublease income, as of November 3, 2002, and the effect we expect such obligations to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

	Remaining	2003 -	2005 -	2007 and
	2002	2004	2006	Beyond	Total

Operating lease obligations	$41,112	$350,701	$302,068	$1,051,031	$1,744,912
Capital lease obligations(1)	7,492	42,071	38,828	258,576	346,967

Total	$48,604	$392,772	$340,896	$1,309,607	$2,091,879

(1)	Includes $183.9 million in interest, net of sublease income of $5.9 million.

     We issue letters of credit for guarantees provided for the structured lease facilities, insurance programs, import purchases and utilities. As of November 3, 2002, $47.6 million was outstanding under our letters of credit.

Structured Lease Facilities

     We have entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provide a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a four-year term. After the four-year term has expired, we are required to pay the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount.

     We have one outstanding special purpose entity lease remaining as of November 3, 2002, which encompasses seven stores and two properties. Included in the operating leases for 2004 is the final payment of approximately $27.9 million. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the credit facility.

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

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half our stores, under the name Banfield, The Pet HospitalTM. Phillip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of November 3, 2002, we owned approximately 17% of the voting stock, and approximately 34% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $6.3 million and $4.5 million during the thirty-nine weeks ended November 3, 2002, and the thirty-nine weeks ended October 28, 2001, respectively. Licensing fees receivable from MMI totaled $2.4 million and $2.2 million at November 3, 2002, and February 3, 2002, respectively, and was included in receivables in the accompanying consolidated balance sheets.

Credit Facility

     On April 30, 2001, we entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit, which was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at our option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. Due to our desire for greater flexibility in our financial covenants and our historically limited use of the credit facility, we amended the credit facility on June 20, 2002, to reduce the available commitment to $200.0 million, extend the maturity by two years to April 30, 2006, and amend certain covenants. The arrangement is secured by substantially all our personal property assets and certain real property. As of November 3, 2002, we had no loans outstanding under the credit facility.

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

     In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. We adopted the statement as of August 4, 2002, and as a result, we reclassified the gain on early extinguishment of debt of $1.2 million for the thirty-nine weeks ended October 28, 2001 as a reduction to general and administrative expenses. We also reclassified the related income tax expense for the thirty-nine weeks ended October 28, 2001 of $0.5 million to income tax expense (benefit).

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

     We had no borrowings under our line of credit for the thirty-nine weeks ended November 3, 2002. We borrowed $112.2 million and repaid a total of $96.2 million, at an average interest rate of 5.36% for the thirty-nine weeks ended October 28, 2001. Weighted average borrowings for the thirty-nine weeks ended October 28, 2001 were approximately $3.9 million. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0.25% to 0.75% or LIBOR plus 1.75% to 2.25%, at our option. See “Liquidity and Capital Resources — Credit Facility” for additional information regarding our credit facility.

Foreign Currency Risk

     Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk, however, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in United States dollars. Approximately $45.5 million or 2.3% of our revenues for the thirty-nine weeks ended November 3, 2002, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were not material.

Item 4. Controls and Procedures

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

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

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the third quarter of 2002 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. The only non-audit services approved by the Audit Committee in the third quarter of 2002 were for tax consulting services, which are considered to be other services. The tax consulting services were pre-approved by the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)  Reports on Form 8-K

1.	A current report on Form 8-K was filed and dated September 16, 2002, to report the certifications by each Philip L. Francis, Chairman of the Board and Chief Executive Officer of PETsMART Inc., and Timothy E. Kullman, Senior Vice President and Chief Financial Officer of PETsMART, Inc., pursuant to SEC Order No. 4-460, without qualification or modification.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 16, 2002	PETsMART, Inc.

/s/ Timothy E. Kullman Timothy E. Kullman Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: December 16, 2002	/s/ Brian F. Miller Brian F. Miller Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Philip L. Francis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Philip L. Francis Philip L. Francis Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

I, Timothy E. Kullman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: December 16, 2002

/s/ Timothy E. Kullman Timothy E. Kullman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit Index

Exhibits

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.