Form 10-K
period 2003-02-02
PETSMART INC
filed 2003-04-18
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2003

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

Common Stock, $.0001 par value

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑         No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes ☑         No ☐

     The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s Common Stock on August 2, 2002, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market was approximately $1,672,786,000. This calculation excludes approximately 14,869,000 shares held by directors and executive officers of the Registrant. Exclusion of these shares should not be construed to indicate that such person controls, is controlled by, or is under common control with the Registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of December 31, 2002 that have represented to the Registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940. Determination of affiliate status for the purpose of this calculation is not necessarily a conclusive determination for any other purpose.

     The number of shares of the Registrants Common Stock outstanding as of April 4, 2003 was 140,800,786.

DOCUMENTS INCORPORATED BY REFERENCE

     Proxy Statement for the Annual Meeting of Stockholders to be held on June 26, 2003, to be filed by June 2, 2003.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels or activity, performance, or achievements expressed or implied by these forward-looking statements.

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

      Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Form 10-K to years are to fiscal years. The 2000 and 2002 fiscal years were 52-week years, and the 2001 fiscal year was a 53-week year.

Item 1.     Business

General

      PETsMART was incorporated in Delaware on August 11, 1986, and opened its first two stores in March 1987. We ended 1993 with 107 stores in 19 states, and by 1997, we had grown to 384 stores, including 12 in Canada. As of February 2, 2003, we operated 583 retail stores in North America, typically ranging in size from 19,000 to 26,000 square feet, and generated sales of $2.7 billion, making PETsMART the leading provider of products, services, and solutions for the lifetime needs of pets in North America. Our stores carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer over 12,000 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

      We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. In addition, through our strategic relationship with Banfield, The Pet HospitalTM, we offer full service veterinary care in approximately 300 of our stores.

      We have identified a large group of pet owners we call “pet parents.” Pet parents are passionately committed to their pets and consider their pets family members. We focus on providing these customers with a one-stop shopping destination that offers Total Lifetime CareTM for pets in an easy-to-shop, full service specialty environment. We also reach customers through our direct marketing channels, PETsMART.com, the Internet’s most frequented pet e-commerce site, as well as a web site dedicated to equine products, and two major branded catalogs.

      Our strategy emphasizes driving for efficiencies in our stores, our processes and our systems, growing our highly profitable pet services businesses, and taking care of the customer by providing a superior store, a superior shopping experience, and superior service. In 1999, we began several strategic initiatives to strengthen our market position and enhance our customer’s shopping experience. These initiatives include improving distribution capabilities, implementing new management information systems, growing pet services, increasing our focus on customer service, and reformatting our stores. Our new store design creates a specialty store environment by organizing store layout by pet species, placing a greater emphasis on pet services and eliminating most of the high steel shelving, resulting in a brighter and more open store. The new format, combined with our enhanced distribution and information systems capabilities, reduces inventories, makes the store easier to shop and allows our associates to spend more time serving customers. As of February 2, 2003, we had approximately 400 stores, or 69% of our total store base, in the new format. We plan to complete the stores targeted for the reformatting program by the end of 2003. We believe these strategic initiatives will continue to drive enhanced comparable store sales growth, profitability, and return on investment.

The Pet Food and Pet Supply Industry

      The pet product industry serves a large and growing market. In 2001, the Business Communications Company, Inc., which conducts surveys every two years, estimated the market for pet and equine products and supplies, including services, to be approximately $29 billion. Pets, including fish, have become increasingly prevalent in United States households. There are approximately 68 million dogs and 73 million cats in United States households based on the 2001 American Pet Product Manufacturers Association, or APPMA, National Pet Owners Survey. Demand for pets is largely influenced by family formation as more than 35% of all pets are owned by families with children. Sixty-two percent of United States households own a pet and 47% of those households own more than one type of pet, according to APPMA.

      Dog food, cat food, and treats represent the largest volume categories of pet-related products. Based on information from Data & Research Services, plc., a company that specializes in automatic data capture systems, we estimate that sales of dog food, cat food, and treats in the United States were approximately $11.0 billion in 2001, up 6.2% from 2000. Based on information from Data & Research Services, plc., we estimate that supermarket pet food brands, such as Purina, Pedigree, Alpo, and Friskies accounted for approximately 63% of United States pet food sales in 2001. In recent years, supermarkets’ share of total pet food sales has decreased as a result of increased competition from superstores, club stores, mass merchandisers, Internet retailers, and specialty pet stores as well as the growing proportion of sales of premium foods. Based on information from Data & Research Services, plc., we estimate that premium pet food brands such as Nutro, Science Diet, ProPlan, and Eukanuba, which offer higher levels of nutrition than non-premium brands, accounted for approximately 37% of United States pet food sales in 2001. Many of these premium pet foods are not currently sold through supermarkets, warehouse clubs, and mass merchandisers due to manufacturers’ restrictions, but are sold primarily through superstores, specialty pet stores, veterinarians, and farm and feed stores.

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

Merchandise

      Merchandise, which represented approximately 94%, 95%, and 96% of our retail revenues in 2002, 2001, and 2000, respectively, generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or mass merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats, and litter comprised approximately 42%, 45%, and 44% of our retail revenues in 2002, 2001, and 2000, respectively.

•	Pet Supplies and Other Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers, dog houses, cat furniture, and equestrian supplies. We also offer a complete line of supplies for fish, birds, and small pets, including aquariums, filters, birdcages, and small pet supplies. We have an equine department in certain stores that serves trade areas with high rates of horse ownership. The sale of pet supplies and other non-pet supply goods comprised approximately 49%, 46%, and 49% of our retail revenues in 2002, 2001, and 2000, respectively.

•	Live Pets. Our stores feature fresh-water tropical fish and domestically bred birds, reptiles, and small pets. Live pets comprised approximately 3%, 4%, and 3% of our retail revenues in 2002, 2001, and 2000, respectively.

Pet Services

      Pet services, which include pet grooming, pet training, and PETsMART PETsHOTELTM, a complete pet boarding and daycare service, represented approximately 6%, 5%, and 4% of our retail revenues in 2002, 2001, and 2000, respectively. Unlike our principal competitors, we offer a wide range of services for the pet owner. We offer full-service grooming and pet training services at almost all of our stores. We typically allocate an average of 700 square feet per store for high-quality, full-service grooming. Our pet stylists are trained through a 15-week program that teaches exceptional grooming skills using safe and gentle handling techniques. A broad range of personalized services are available in our pet salons, from toenail trimming to toothbrushing to a precision cut, shampoo, and style. Pet training services range from puppy classes to advanced and private courses. Total revenues from pet grooming, pet training, and boarding services grew approximately 29% from $119.2 million in 2001 to $154.3 million in 2002.

      We are testing the PETsHOTEL concept in two of our larger stores, and we have a stand-alone location as well. These PETsHOTELs offer boarding and daycare for dogs and cats, 24-hour supervision, an on-site veterinarian, air-conditioned rooms and suites, and daily specialty treats and play time. The preliminary test results are meeting our expectations. In addition, we plan to open seven additional test PETsHOTELs in key markets in 2003 and will continue to evaluate the results.

Veterinary Services

      The availability of comprehensive veterinary care further differentiates us and reflects our overall commitment to pet care. Full-service veterinary hospitals in our stores generally offer routine examinations and vaccinations, dental care, a pharmacy, and both routine and complex surgical procedures. Our prototype 2,000 square foot in-store hospital provides operating and examining rooms as well as on-site X-ray machines and blood diagnostic equipment. Through proprietary computerized diagnosis software, we believe these hospitals offer customers more sophisticated services than traditional veterinary competitors typically provide. Many of our stores without in-store hospitals offer routine vaccinations and wellness services.

      As of February 2, 2003, veterinary hospitals operated in approximately 300 of our stores. Substantially all of these hospitals are operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operating under the trade name of Banfield, The Pet HospitalTM. As of February 2, 2003, we owned approximately 15% of the voting stock and 31% of the combined voting and non-voting stock of MMI Holdings, Inc., the parent of MMI. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs, which is recorded as a component of cost of sales in our consolidated financial statements.

Adoption

      Through PETsMART Charities, Inc., an independent 501(c)(3) organization, we support the activities of local humane organizations. As of February 2, 2003, through PETsMART Charities’ Adoption Centers, approximately 1.4 million pets have been adopted in our stores since 1994.

Our Strategy

      Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Reformatting the remainder of our stores by the end of 2003. As of February 2, 2003, we had converted approximately 69% of our store base to our new specialty store format. We believe our reformatted stores contribute to higher comparable store sales growth, profitability and return on investment. As a result, we have accelerated our store reformat program and anticipate the program will be complete by the end of 2003. The reformat process for a store typically can be completed within 10 days during non-operating hours, causing minimal disruption to customers and store operations.

Adding stores in existing multi-store and new single-store markets. Our expansion strategy includes increasing our share in the top 60 multi-store existing markets, penetrating new single-store markets, and achieving operating efficiencies and economies of scale in distribution, procurement, marketing, and store operations. During 2002, we opened 23 new stores, net of closures, and we expect to open approximately 60 new stores, net of store closures, in 2003, primarily in multi-store markets. We believe there is a potential for an aggregate of approximately 1,200 PETsMART stores in North America.

Expanding our pet services business. Based on sales, we are the leading provider of professional grooming and pet training. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. Since 1999, pet services has grown from $76.0 million to $154.3 million in 2002, or 103%. We believe services differentiate us from competitors, drive traffic and repeat visits to our stores, allow us to forge strong relationships with our customers, provide cross-selling opportunities, increase transaction size, and enhance margins. PETsHOTEL, which is a complete pet boarding and daycare service, is a new concept that is being tested through the PETsHOTELs located in two of our larger stores, as well as at a stand-alone location. Pet services revenue, which includes pet grooming, pet training, and PETsHOTEL, grew by 29% in both 2002 and 2001. We are confident in our ability to continue to expand the pet services portion of our business. In addition, through our strategic relationship with Banfield, The Pet HospitalTM, we are focused on increasing the number of stores that offer full service veterinary care.

Offering outstanding customer service. Our emphasis on the customer is a cultural shift designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed curriculum and role playing techniques, we educate store associates to identify customer needs and provide solutions. We measure their success using customer service metrics in every store, and a portion of the annual incentive program for managers, from the store level to the executive team, is linked to these metrics. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships, building customer loyalty, and enhancing our leading market position.

Differentiating ourselves through effective brand management. As our competitive position strengthens, we are beginning to focus on developing and strengthening our brand identity. We are creating tools to effectively communicate our unique value proposition and vision of providing Total Lifetime CareTM for pets, and to build enduring relationships with our customers. We recently installed a centralized customer database that allows us to track and analyze customer shopping patterns. We intend to use this information to customize direct marketing and promotional materials, and to more effectively communicate with customers across all our channels.

Our Stores

      Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. In 2002, we opened a total of 27 stores and closed four stores. In addition, we expect to open approximately 60 new stores, net of store closures, in 2003. We believe there is a potential for a total of approximately 1,200 PETsMART stores in North America.

Distribution

      We currently employ a hybrid distribution system including, as appropriate, full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle consumables that require rapid replenishment, improving inventory productivity in an efficient, cost-effective manner. Our distribution network enhancements, combined with the improvement and integration of our information systems, allow for reduced store inventory and transportation costs, more efficient use of store labor, improved in-stock positions, and better distribution center productivity. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type

Brockport, New York	392,000	February 1990	Catalog, Internet, store and equine distribution center
Ennis, Texas	230,000	November 1999	Forward distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Phoenix, Arizona(1)	625,000	September 2001	Distribution center and forward distribution center
Reno, Nevada	150,000	June 2002	Forward distribution center

(1)	Originally opened in 1996 as a distribution center and comprised of 447,000 square feet. An expansion of this location of 178,000 square feet in September 2001 created the addition of a forward distribution center.

Information Systems

      During the first half of 2002, we integrated the information systems associated with our direct marketing business in Brockport, NY, and PETsMART.com, Inc.’s information systems located in Pasadena, California, with the information systems located at our corporate office in Phoenix, Arizona. This has allowed us to consolidate our information systems and personnel in Phoenix, Arizona, and to eliminate redundant expenses.

      In 2002, we completed the second year of a three-year project to upgrade and expand telecommunications and wireless backbones in our stores. These upgrades make our stores easier to operate, increase associate efficiency, and enhance company communications. As of February 2, 2003, approximately 70% of our stores have received these upgrades.

      Also in 2002, we began a two-year project to implement a software application to automate scheduling, check-in, check-out, and labor management, as well as to maintain a database of customer and pet profiles for grooming and PETsHOTEL boarding services. As of February 2, 2003, this software had been installed in approximately half of our grooming salons.

      Software applications have been selected for demand planning, forecasting, replenishment, seasonality, traffic management, vendor collaboration, customer relationship management, direct marketing, and human resources. Implementations of these applications are expected to be completed during 2003 and 2004.

Competition

      Based on total sales, we are the largest specialty retailer of pet food, supplies, and services in North America. The pet food and pet supply retail business is highly competitive and can be categorized into five different segments:

•	supermarkets, warehouse clubs and other mass merchandisers;

•	specialty pet supply chains and pet supply stores;

•	independent pet stores;

•	catalog retailers; and

•	Internet retailers.

      We believe that the principal competitive factors influencing our business are product selection and quality, convenience of store locations, customer service, price, and availability of pet services. Many of the products we offer are not currently available in grocery stores, warehouse clubs or other mass merchandisers due to manufacturers’ restrictions. We believe that we compete effectively within our various markets; however, some of our competitors are larger in terms of overall sales volume and have access to greater capital and management resources than we do.

      We are currently the only major specialty pet retailer that markets to customers through stores, catalogs, and the Internet, and we believe this gives us a competitive advantage. In addition, we believe our pet services business, which grocery stores and mass merchandisers are not likely to duplicate, is a competitive advantage.

Government Regulation

      We are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states and Canadian provinces that affect the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our or MMI’s ability, to operate veterinary hospitals in certain facilities.

      The transportation, handling, and sale of small pets is governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to structure our operations to comply with the laws and regulations of each state in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all states.

      Our facilities and operations are also subject to environmental regulations imposed by federal, state, provincial and local authorities with respect to generation, handling, storage, transportation, and disposal of waste and biohazardous materials, and the sale and distribution of products. We may in the future incur liability under environmental statutes and regulations with respect to contamination detected at some sites owned or operated by us, including contamination caused by prior owners or operators of these sites or other persons. We also could be subject to costs, including fines or sanctions, and third party claims as a result of violations of, or liabilities under environmental, health, or safety laws.

Insurance

      We maintain standard property and casualty insurance on all of our stores, product liability insurance covering products and the sale of live pets, and worker compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $250,000 for each policy per occurrence.

Intellectual Property

      We have several service marks and trademarks registered with the United States Patent and Trademark Office, or USPTO, including “PETsMART®,” “PETsMART.com®,” “Where Pets Are Family®,” and “All You Need for the Life of Your Pet®,” as well as many others. We also have several applications pending with the USPTO for trademarks, including “PETsMART PETsHOTELTM,” and anticipate filing additional applications in the future. We also have several registered service marks and trademarks and have applications pending in other countries, including Canada. We also own several trade names, domain names and copyrights for use in our business. We regard our intellectual property as having significant value and as important components in our merchandising and marketing strategies.

Employees

      As of February 2, 2003, we employed approximately 23,500 associates, approximately 12,000 of whom were employed full time. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our associates to be good. Increases in the federal minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

      As of February 3, 2002, we had three operating segments: PETsMART North America, which included all retail stores, PETsMART Direct, which included our equine catalog and equine Internet operations; and PETsMART.com, which included our pet catalog and pet Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the results of operations of these operating segments during 2002, we have evaluated our segment reporting requirements under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments. No one region or country other than the United States accounted for 10% or more of revenues in 2002.

      Net sales in the United States were approximately $2,632.5 million, $2,438.2 million, and $2,161.6 million for 2002, 2001, and 2000. Net sales in Canada were approximately $62.7 million, $62.8 million, and $62.6 million for 2002, 2001, and 2000. The information for long-lived assets and deferred tax assets is incorporated by reference to the Notes to the Consolidated Financial Statements attached as Exhibit F.

Available Information

      We make available free of charge or through our Internet website (www.petsmart.com) our annual report on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.

Business Risks

      In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces, and government regulatory actions. You should carefully consider the risks and uncertainties described below in connection with those also discussed in Our Stores, Distribution, Information Systems, Competition, and Government Regulation sections of this Annual Report on Form 10-K. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

If we are unable to successfully implement our strategy of reformatting existing stores and opening new stores our results of operations would be harmed.

      Our continued growth depends to a degree on our ability to increase sales at our reformatted stores. We currently expect to complete the stores targeted for the reformatting program by the end of 2003. There can be no assurance that our reformatted stores will meet forecasted levels of sales and profitability. If we are unable to operate our reformatted stores profitably our results of operations would be harmed.

      In addition, we expect to open approximately 60 stores, net of store closures, in 2003. Our ability to open additional stores is dependent on various factors including:

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

      We currently operate stores in most of the major market areas of the United States and Canada. Our plans for 2003 include opening 60 stores, net of store closures, primarily in existing multi-store markets. It has been our experience that opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales. Our comparable store sales increases were 9.6% and 6.5% for the fiscal years ended February 2, 2003 and February 3, 2002, respectively. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower or sales could decrease in future periods.

Our operating margins at new stores may be lower than those of existing stores.

      We expect operating margins to be affected by new store openings because of the addition of preopening expenses and the lower sales volumes characteristic of newly opened stores. In certain geographic regions, we have experienced lower comparable store sales increases and levels of store contribution compared to results achieved in other regions. In addition, we expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly entered geographic regions. As a result of a possible slower overall rate of comparable store sales increases or decreases in comparable store sales and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations.

      Our merchandise is generally shipped by our suppliers to one of our distribution centers, which receive and allocate merchandise to our stores. We have opened six forward distribution centers since 1999, including one in June 2002. Any interruption or malfunction in our distribution operations could harm our sales and results of operations. We have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction to their business could harm our sales and results of operations. In such an event, there can be no assurance that we could contract with another third party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves.

If our information systems fail to perform as designed our business could be harmed.

      The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our sales, warehousing, distribution, merchandise planning and replenishment functions, and to maintain our in-stock positions. Our information systems are centrally located at our headquarters in Phoenix, Arizona, and we possess offsite redundancy capabilities. The failure of our information systems to perform as designed could disrupt our business and harm our sales and profitability.

      We continue to invest in our information systems. There can be no assurance that the costs of investments in our information systems will not exceed estimates or that they will be as beneficial as predicted. If we are unable to realize the benefits of improved systems, our results of operations could be harmed.

A decline in consumers’ discretionary spending could reduce our sales and harm our business.

      Our sales depend on consumer spending, which is influenced by many factors beyond our control including general economic conditions, the availability of discretionary income, weather, consumer confidence, and unemployment levels. We may experience declines in sales, particularly sales of pet supplies, during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of controllable expenses and new store openings.

      Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, controllable expenses, such as advertising, could fluctuate from quarter-to-quarter in a fiscal year. Also, sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, as a result of our expansion plans, the timing of new store openings, related preopening expenses, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate.

The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

      The pet food and pet supply retailing industry is highly competitive. We compete with supermarkets, warehouse clubs and mass merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, catalog retailers, Internet retailers and independent pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours, and due to the expansion of pet related-product offerings by certain warehouse clubs and mass merchandisers. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if any of our major competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.

The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner could harm our business.

      We have no long-term supply commitments from our vendors. We buy from several hundred vendors worldwide and together our two largest vendors accounted for approximately 14% of our total sales for the fiscal 2002. Sales of premium pet food for dogs and cats comprise a significant portion of our revenues. Currently, most of the major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass merchandisers. If any of the premium pet food or pet supply vendors were to make their products available in supermarkets or through mass merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

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

      Our success is largely dependent on the efforts and abilities of our senior executive group. The loss of the services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand these services depends on our ability to attract and retain these personnel. In addition, historically there has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, our ability to provide veterinary services in our stores, and increase the number of stores in which we offer veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

      We entered the Canadian market in 1996, and operated 19 stores in Canada as of February 2, 2003. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. In addition, we purchase significant amounts of pet supplies from vendors outside the United States. Our results may be increasingly affected by the risks of our international activities, including:

•	fluctuations in currency exchange rates;

•	changes in international staffing and employment issues;

•	tariff and other trade barriers;

•	the burden of complying with foreign laws, including tax laws; and

•	political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

      We and MMI, the third party operator of Banfield, The Pet HospitalTM, are subject to laws governing the operation of veterinary hospitals. MMI Holdings, Inc., or MMIH, is the parent company of MMI. Statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, may impact our and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. We recorded $8.3 million and $6.7 million from MMI during fiscal 2002 and 2001, respectively, as a reduction to occupancy costs. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed, both directly and because of a decrease in customer traffic. Historically there has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, our ability to provide veterinary services in our stores and increase the number of stores in which we offer veterinary services may be harmed. In such event there can be no assurance that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

If we need to raise additional capital our business would be harmed if we were unable to do so on acceptable terms.

      We currently anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. If, however, we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our current credit facility is secured by substantially all of our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make more costly additional debt financing outside our credit facility. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

      The transportation, handling, and sale of small pets are governed by various state and local regulations. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. In addition, the operation of veterinary hospitals are subject to federal, state and local statutes and regulations such as the use, management, transport and disposal of medical materials and biohazardous materials. While we seek to structure our operations to comply with the laws and regulations of each jurisdiction in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws we would be found to be in compliance in all jurisdictions. A determination that we are in violation of applicable laws could require us to restructure our operations to comply with such requirements and/or incur fines or sanctions, which could harm our business.

Our business exposes us to claims which could result in adverse publicity, harm to our brand and reduce our sales.

      We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care in connection with the pet services we provide. In addition, we sell certain small pets, including fish, birds, reptiles and small rodents in our stores. Given the large number of small pets we sell, deaths or injuries of these small pets sometimes occur while they are within our control. As a result, we may be subject to claims that we do not properly care for these small pets. We may also be subject to claims resulting from the transfer of diseases from pets in our stores to associates and patrons of our stores. In addition, from time to time we have been subject to product liability claims for some of the products we sell. Any negative publicity or claims relating to any of the foregoing could harm our reputation and business, as well as expose us to litigation expenses and damages.

Pending legislation, weather, disease or other factors could disrupt the supply of small pets we sell, which could harm our reputation and decrease sales.

      There is currently a significant amount of legislation pending at the federal, state and local levels regarding the handling of pets. This legislation may impair our ability to transport the small pets we sell in our stores. In addition, our supply of small pets may be negatively impacted by weather. For example, a significant number of the vendors who supply us with small pets are concentrated in Florida. If a significant hurricane were to strike Florida, it is possible that many our vendors would not be able to supply us with small pets in the quantities we require, or at all. Finally, the small pets we sell in our stores are susceptible to diseases that can quickly decrease or destroy the supply of these pets. Any disruption in the supply of small pets to our stores, due to legislation, weather, disease or any other factor, could harm our reputation and decrease our sales.

Fluctuations in the stock market as well as general economic and market conditions may harm the market price of our common stock.

      Over the last several years, the market price of our common stock has been subject to significant fluctuation. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors, including:

•	announcements by analysts regarding their assessment of PETsMART and its prospects;

•	announcements of our financial results, particularly if they differ from investors’ expectations;

•	general economic changes;

•	actions taken by our competitors, including new product introductions and pricing changes;

•	changes in the strategy and capability of our competitors;

•	our ability to successfully integrate acquisitions and consolidations;

•	the prospects of our industry; and

•	hostilities and acts of terrorism.

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

      Our restated certificate of incorporation and bylaws include provisions that may delay, defer or prevent a change in management or control that our stockholders might not believe is in their best interests. These provisions include:

•	a classified board of directors consisting of three classes;

•	the ability of our board of directors to issue without stockholder approval up to 10,000,000 shares of preferred stock in one or more series with rights, obligations, and preferences determined by the board of directors;

•	no right of stockholders to call special meetings of stockholders;

•	no right of stockholders to act by written consent;

•	certain advance notice procedures for nominating candidates for election to the board of directors; and

•	no right to cumulative voting.

      In addition, our restated certificate of incorporation requires a 66 2/3% vote of stockholders to:

•	alter or amend our bylaws;

•	remove a director without cause; or

•	alter, amend or repeal certain provisions of our restated certificate of incorporation.

      In August 1997, our board of directors adopted a Stockholder Rights Plan, commonly referred to as a poison pill, under which one preferred share purchase right was distributed on August 29, 1997 for each share of common stock held on that date. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law and the application of Section 203 could have the effect of delaying or preventing an acquisition of PETsMART.

Management

      Our executive officers and their ages and positions on April 8, 2003, are as follows:

Name	Age	Position

Philip L. Francis	56	Chairman and Chief Executive Officer
Robert F. Moran	52	President and Chief Operating Officer
Carol M. Cox	60	Senior Vice President, Human Resources
Scott A. Crozier	52	Senior Vice President, General Counsel and Secretary
Barbara A. Fitzgerald	51	Senior Vice President, Store Operations
Kenneth T. Hall	35	Senior Vice President, Chief Marketing Officer
David L. King	50	Senior Vice President, Chief Information Officer
Timothy E. Kullman	47	Senior Vice President, Chief Financial Officer
David K. Lenhardt	33	Senior Vice President, Services, Strategic Planning and Business Development
Mark D. Mumford	41	Vice President, Controller, and Chief Accounting Officer
David A. Quinn	45	Senior Vice President, Distribution
Anthony N. Truesdale	40	Senior Vice President, Merchandising

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

      Robert F. Moran was appointed President and Chief Operating Officer in December 2001. He joined PETsMART as President of North American Stores in July 1999. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

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

      Scott A. Crozier joined PETsMART as Senior Vice President and General Counsel in June 1999, and was appointed Secretary in June 2000. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and during that time was also appointed a Special Assistant Attorney General with the Arizona Attorney General’s Office.

      Barbara A. Fitzgerald joined PETsMART as Senior Vice President of Store Operations in September 2000. Prior to joining PETsMART, during 2000, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys “R” Us, Inc., including, Vice President, General Manager of New York/ New Jersey and

Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores.

      Kenneth T. Hall was appointed Senior Vice President and Chief Marketing Officer in January 2003. He joined PETsMART as Vice President, Strategic Planning and Customer Relationships in October 2000. From 1999 to 2000, Mr. Hall worked as a consultant for Bain & Company, Inc., a global management consulting firm. From 1998 to 1999, he attended Harvard University Graduate School of Business Administration. From 1992 to 1997, Mr. Hall held various operational and financial positions at EXXON Company, U.S.A.

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

      Timothy E. Kullman joined PETsMART as Senior Vice President and Chief Financial Officer in July 2002. From 2001 to 2002, Mr. Kullman was the Executive Vice President and Chief Financial Officer for Hagemeyer North America Holdings, Inc., part of a global distribution company based in the Netherlands. From 1997 to 2001, Mr. Kullman served as Senior Vice President and Chief Financial Officer of Genuardi’s Family Markets, Inc., a regional grocery retailer. From 1994 to 1997, Mr. Kullman served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary for Delchamps, Inc., a grocery retailer in the southeastern United States. Prior to that, he held various positions with Farm Fresh, Inc., Blue Cross Blue Shield of Michigan, and Deloitte Haskins & Sells, the predecessor to Deloitte & Touche LLP.

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

      Mark D. Mumford was appointed Vice President, Controller, and Chief Accounting Officer in March 2003. He joined PETsMART as Vice President of Finance in August 2001. From 2000 to 2001, he was a Director in the Financial Advisory Services group at PricewaterhouseCoopers LLP. From 1990 to 2000, Mr. Mumford held various executive positions at MicroAge, Inc., including Senior Vice President of Operations, Vice President of Finance, and Controller, as well as Chief Financial Officer and Chief Information Officer of Pinacor, Inc. a wholly owned subsidiary of MicroAge, Inc. In April 2000, Microage, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. He started his career in public accounting with Deloitte Haskins & Sells, the predecessor to Deloitte & Touche LLP.

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

Item 2.     Properties

      Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state at February 2, 2003:

Number of
United States:	Stores

Alabama	4
Arizona	28
Arkansas	3
California	63
Colorado	24
Connecticut	1
Delaware	2
Florida	38
Georgia	28
Idaho	2
Illinois	30
Indiana	14
Iowa	1
Kansas	7
Kentucky	3
Louisiana	8
Maryland	21
Massachusetts	6
Michigan	15
Minnesota	11
Mississippi	3
Missouri	11
Montana	2
Nebraska	3
Nevada	10
New Hampshire	2
New Jersey	15
New Mexico	4
New York	13
North Carolina	19
Ohio	22
Oklahoma	7
Oregon	6
Pennsylvania	19
Rhode Island	1
South Carolina	5
Tennessee	9
Texas	55
Utah	8

Number of
United States:	Stores

Vermont	1
Virginia	21
Washington	15
West Virginia	1
Wisconsin	3

Total U.S. stores	564
Canada	19

Total North America stores	583

      We lease substantially all of our stores, retail distribution centers, corporate offices, and certain equipment under noncancellable operating leases. The terms of the store leases, other than leases under our structured lease facilities, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2020. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. To date, we have paid minimal additional rent.

      Our corporate offices cover approximately 186,000 square feet and the lease for this space expires in 2010. Our distribution centers and respective lease expirations are as follows:

	Square	Lease
Location	Footage	Expiration

Ennis, Texas	230,000	2013
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2005
Newnan, Georgia	200,000	2006
Phoenix, Arizona	625,000	2021
Reno, Nevada	150,000	2013

      We also own and operate a catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

     Structured Lease Facilities

      We have entered into lease agreements for certain stores as part of structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a four-year term. After the four-year term has expired, we are required to payoff the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. We have one outstanding special purpose entity lease remaining that encompasses seven stores and two properties, and approximately $27.7 million is due in 2004. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the lease facility.

      The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interests” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, our structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, we would be required to consolidate the seven stores and two properties at the beginning of the third quarter of fiscal 2003, which would increase fixed assets and debt by $27.7 million, and also have an impact on depreciation expense. However, we may be able to restructure these leases so as not to require consolidation. We are also considering other options related to the disposition of these properties, and can provide no assurance that a loss or impairment charge will not be incurred due to current real estate market conditions.

Item 3.     Legal Proceedings

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation, or Pet City, including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint related to the 1996 acquisition of Pet City by PETsMART. Plaintiffs alleged misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. As a result of a series of mediations before a retired federal magistrate judge, the parties settled the case out of court in January 2003 and stipulated to a dismissal of plaintiffs’ consolidated complaint with prejudice. The dismissal order was entered by the court on February 18, 2003. Subsequent to February 2, 2003, we paid a settlement fee of $16.4 million, and in 2001 and 2002, we recorded approximately $5.0 million and $13.2 million, respectively, for settlement fees and legal costs associated with the litigation.

      We are involved in various other legal proceedings that we do not believe are material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 2, 2003.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Price Range of Common Stock and Dividend Policy. Our common stock is traded on the NASDAQ National Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended February 2, 2003
First Quarter ended May 5, 2002	$16.25	$9.55
Second Quarter ended August 4, 2002	18.29	12.15
Third Quarter ended November 3, 2002	21.00	13.26
Fourth Quarter ended February 2, 2003	20.00	14.48

Fiscal Year Ended February 3, 2002
First Quarter ended April 29, 2001	$4.37	$2.50
Second Quarter ended July 29, 2001	7.10	4.09
Third Quarter ended October 28, 2001	8.02	5.65
Fourth Quarter ended February 3, 2002	11.13	7.26

      We have never paid cash dividends on our common stock. We presently intend to retain earnings for use in the operation and expansion of our business and, therefore, do not anticipate paying any cash dividends in the foreseeable future. In addition, our revolving credit agreement restricts the payment of dividends.

      On April 4, 2003, there were 6,399 holders of record of our common stock.

Item 6.	Selected Financial Data

      The information required by this Item is attached at Appendix A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Distribution, Information Systems, Competition, Government Regulation, and Business Risks included in Item 1 Part I of this Form 10-K.

Overview

      Based on our 2002 sales of $2.7 billion, we are the leading provider of products, services, and solutions for the lifetime needs of pets in North America. As of February 2, 2003, we operated 583 retail stores in North America, typically ranging in size from 19,000 to 26,000 square feet. We also reach customers through our direct marketing channels, PETsMART.com, the Internet’s most popular pet e-commerce site, as well as a web site dedicated to equine products, and two major branded catalogs.

      We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. In addition, through our strategic relationship with Banfield, The Pet HospitalTM, we offer full service veterinary care in approximately 300 of our stores.

      During 2002, we opened 27 new retail stores, closed four stores, and remodeled approximately 230 stores under a new store format. The new store format eliminates most of the high steel shelving, organizes consumable and hard good products by pet species, and also places a stronger visual emphasis on in-store services like training, grooming, adoptions, and veterinary care. As of February 3, 2002, approximately 69% of our stores were in this new format. We continue to invest in training for our approximately 23,500 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet solutions. We opened our sixth forward distribution center in 2002, which supply the stores with rapid replenishments and have contributed to the reduction in overall store inventory. In 2003, we expect to open approximately 60 new stores, net of store closures, and remodel approximately 140 stores under the new store format.

Critical Accounting Policies and Estimates

      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate our estimates related to reserves for store closures, inventory shrinkage, and insurance liabilities and other reserves. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We believe the following critical accounting policies affect our more significant judgments and estimates used in the preparation of our consolidated financial statements.

Inventory Shrinkage Reserves

      Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores that will have certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period, we estimate the inventory shrinkage reserve for uninventoried sales based on a two-year historical trend analysis by store. During 2002, we changed the historical trend from a three-year historical trend to a two-year trend because we believe the actual shrink results in 2000 were skewed by the effects of the implementation of our business software, and are not indicative of our current results. As of February 2, 2003 and February 3, 2002, we recorded approximately $10.2 million and $9.1 million, respectively, for inventory shrinkage reserves.

Reserve for Closed Stores

      We continuously evaluate the performance of our retail stores and periodically close those that are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases, and classify these costs in general and administrative expenses. The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment. As of February 2, 2003 and February 3, 2002, we had 18 and 26 stores included in our closed store reserves, of which nine and nine were under sublease agreements, respectively. We have assumed that as of February 2, 2003, six stores will have sublease income in future periods, which represents a reduction to the accrual of $18.8 million. If these sublease assumptions were moved out a year later, the reserve would be increased by approximately $1.0 million. In 2001 and 2002, we closed seven stores and four stores, respectively, and we anticipate closing seven stores in 2003. As of February 2, 2003, and February 3, 2002, the total remaining gross rents for such closed stores was $46.5 million and $49.5 million, which was reduced by expected sublease income of $37.2 million and $37.2 million, respectively, for a net balance of approximately $9.3 million and $12.3 million, respectively, for closed store reserves.

Insurance Liabilities and Reserves

      We maintain standard property and casualty insurance on all of our properties, product liability insurance covering products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $0.25 million for each policy per occurrence. We establish reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 2, 2003 and February 3, 2002, approximately $22.1 million and $16.8 million, respectively, in reserves were recorded related to casualty and workers compensation insurance policies. The increase in the reserves primarily related to the addition of the 2002 claims, and an overall increase in medical costs.

Income Taxes

      We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. Valuation allowances at February 2, 2003 and February 3, 2002, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards. The change in the valuation allowance during 2002 and 2001 did not provide a complete income statement benefit due primarily to a reduction in deferred tax assets and certain net operating and capital loss carryforwards, for which no benefit was recorded.

Results of Operations

      The following table presents the percent to net sales of certain items included in our consolidated statements of operations:

	Fiscal Year Ended

	Feb. 2,	Feb. 3,	Jan. 28,
	2003	2002	2001

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales(1)	70.8	73.1	76.2

Gross profit(1)	29.2	26.9	23.8
Operating expenses(1)	18.5	19.3	19.0
General and administrative expenses(2)	4.3	4.8	3.6

Operating income	6.4	2.8	1.2
Interest income	0.1	0.1	0.1
Interest expense	(0.8)	(1.1)	(1.1)

Income before equity loss in PETsMART.com, income tax expense and minority interest	5.7	1.8	0.2
Equity loss in PETsMART.com	—	—	(1.5)

Income (loss) before income tax expense and minority interest	5.7	1.8	(1.3)
Income tax expense(2)	2.4	0.3	0.1

Income (loss) before minority interest	3.3	1.5	(1.4)
Minority interest in subsidiary loss	—	0.1	—

Net income (loss)	3.3%	1.6%	(1.4)%

(1)	In 2000 and 2001, we reclassified certain warehousing and distribution costs related to our PETsMART Direct operations and certain costs of payroll, fringe benefits and supplies relating to our training and PETsHOTEL services to cost of sales. These costs had been classified in prior periods as operating expenses.

(2)	We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” as of August 4, 2002, and as a result, reclassified the gain on early extinguishment of debt of $1.2 million and $4.7 million for 2001 and 2000, respectively, as a reduction to general and administrative expenses. We also reclassified the related income tax expense of $0.5 million and $1.9 million for 2001 and 2000, respectively, to income tax expense.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

      Net sales increased $194.2 million, or 7.8%, to $2,695.2 million for 2002, from 2001 sales of $2,501.0 million. Store sales increased by $205.8 million as a result of 23 additional net stores and a 9.6% increase in comparable store sales. Fiscal 2001 had 53 weeks compared with 52 weeks in fiscal 2002. Services sales increased by 29.4%, or $35.1 million. The increases were partially offset by a decrease in direct marketing channel sales of $46.7 million. As of February 2, 2003, we operated 583 stores, compared with 560 stores as of

February 3, 2002. In 2002, we opened 27 new stores, and closed four stores. The increase in services revenue, which includes grooming, training and our three PETsMART PETsHOTELTM operations, was due primarily to higher volume. The decrease in revenue from direct marketing channels was from lower pet catalog sales, due to a decision to reduce circulation and advertising in the first half of 2002, and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in 2001.

Gross Profit

      Gross profit increased as a percentage of net sales to 29.2% for 2002, from 26.9% for 2001. The increase primarily reflected lower product cost of goods sold due to increased sales of higher margin products during 2002, compared with 2001, as well as higher services revenue, which carries a higher margin than merchandise. Although we have increased the direct marketing gross profit margins due to lower distribution costs, the reduction in the direct marketing sales volumes caused a slight reduction in gross profit. We also continue to leverage expenses in 2002 through lower inventory shrinkage and occupancy costs as a percentage of sales, compared with 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002.

Operating Expenses

      Operating expenses decreased as a percentage of net sales to 18.5% for 2002, from 19.3% for 2001. As a percentage of sales, reductions in equipment rent and advertising expense drove the decrease for 2002, compared with 2001. In 2002, we shifted our focus to using available cash to purchase new equipment and equipment expiring under lease agreements rather than entering into new equipment lease contracts. The result of this shift in focus is higher depreciation expense, which partially offset the rent expense reduction. In addition, reductions of operating expenses in the direct marketing channels contributed to the decrease due primarily to the benefits obtained from their integration in the first half of 2002. Advertising expenses decreased due primarily to reductions in store and direct marketing channels advertising in the first half of the year, as well as reductions in catalog distribution during 2002, compared with 2001. An increase in store incentive bonus expenses as a result of our performance in 2002 partially offset the improvements for 2002, compared with 2001.

General and Administrative Expenses

      General and administrative expenses decreased as a percentage of net sales to 4.3% for 2002, from 4.8% for 2001. In 2002, we recorded $13.2 million related to litigation settlement and costs, which represented 0.5% of sales. In 2001, we recorded $6.9 million for impairment charges, $3.7 million in charges related to the reorganization of subsidiaries, $13.5 million for store closures, $5.0 million related to litigation costs, and $0.7 million for other asset write downs. We also recorded cash proceeds of $17.0 million associated with a vendor resolution, totaling net charges of $12.8 million. These charges represented 0.5% of sales. In 2002, the reductions in our direct marketing channels, due primarily to the benefits obtained from their integration in the first half of 2002, as well as credits received through a resolution for vendor services, were partially offset by higher bonus accruals related to our performance for 2002, and higher costs associated with employee benefits and insurance.

Interest Expense

      Interest expense decreased to $20.8 million for 2002, from $27.4 million for 2001. The decrease was primarily due to the retirement and conversion of the 6 3/4% Subordinated Convertible Notes, or the Notes, in the first quarter of 2002. For 2001, interest expense also included higher bank fees due to the expensing of unamortized fees when we entered into a new credit agreement in April 2001. The decrease was partially offset by higher interest as a result of additional capital leases entered into in 2002 and 2001.

     Equity Loss in PETsMART.com and Minority Interest

      In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million.

Income Tax Expense

      For 2002, the $65.0 million income tax expense represents an effective rate of 42.2%. For 2001, the $8.0 million income tax expense included a $10.3 million tax benefit associated with the June 2001 increase in ownership of PETsMART.com and a tax expense of $18.3 million for 2001 results, or an effective rate of 40.4%.

Fiscal 2001 Compared to Fiscal 2000

Net Sales

      Net sales increased $276.8 million, or 12.4%, to $2,501.0 million for 2001, from $2,224.2 million for 2000. Store sales increased by $234.7 million as a result of 27 additional net stores and a 6.5% increase in comparable store sales. As of February 3, 2002, we operated 560 stores compared with 533 stores as of January 28, 2001. In 2001, we opened 34 new stores and closed seven stores. Also contributing to the sales increase was a $27.3 million increase, or 29.7% increase in services revenue, which includes grooming, training, and PETsHOTEL revenue in 2001 compared with 2000. In 2001, net sales related to the catalog and Internet businesses increased $14.8 million, or 15.5%, to $110.9 million, compared with $96.1 million in 2000. The increase in catalog and Internet sales was due to the inclusion of PETsMART.com’s sales in 2001 due to consolidation accounting that began in December of 2000. Fiscal 2001 had 53 weeks compared with 52 weeks in fiscal 2000, and this additional week also contributed to the increase in net sales.

Gross Profit

      Gross profit increased as a percentage of net sales to 26.9% in 2001, from 23.8% in 2000. The increase primarily reflected increased services revenue, which carries a higher margin than merchandise, lower product cost of goods sold, and sales of higher margin products for retail stores, as compared with 2000. These increases were partially offset by increased warehouse and distribution costs and the addition of cost of goods sold related to PETsMART.com. Warehouse and distribution costs were higher in 2001 due to the additional forward distribution centers and our change in distributing directly to the stores from the forward distribution centers as opposed to the stores receiving vendor deliveries. In 2001, we recorded a charge to cost of sales of $2.1 million associated with a write down of PETsMART Direct’s inventory, which had an impact of 0.1%. The reduction in product cost of goods sold was primarily the result of our shift in purchasing arrangements with vendors, as well as a decrease in costs related to shrinkage. The shift from the traditional volume and promotional discounts to a more competitive unit pricing began during the first quarter of 2000, and the majority of those purchase cost reductions have now been cycled through the inventory system.

Operating Expenses

      Operating expenses, which include payroll and benefits, advertising for stores and catalog production, pre-opening, and other store level expenses, increased as a percentage of net sales to 19.3% in 2001 from 19.0% in 2000. Retail store operating expenses primarily drove the increase due primarily to increased payroll and benefits as a result of higher wages and additional personnel. Store operating expenses related to our catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis through December 20, 2000.

General and Administrative Expenses

      General and administrative expenses as a percentage of net sales increased to 4.8% in 2001, from 3.6% in 2000. In 2001, we recorded $6.9 million for impairment charges, $3.7 million in charges related to the reorganization of subsidiaries, $13.5 million for store closures, $5.0 million related to litigation costs, and

$0.7 million for other asset write downs. We also recorded cash proceeds of $17.0 million associated with a vendor resolution, totaling net charges of $12.8 million. These charges represented 0.5% of sales. As a result of our adoption of SFAS No. 145 in 2002, we reclassified the gain on early extinguishment of debt of $1.2 million and $4.7 million for 2001 and 2000, respectively, to general and administrative expenses. The reclassification of $4.7 million in 2000 represented 0.2% of sales. Excluding the net charges in 2001 and the reclassification of the gain, general and administrative expenses increased primarily due to increased personnel training expenses, increased group medical expenses, and higher bonus accruals related to our performance for 2001. Excluding the net charges, general and administrative expenses related to our catalog and Internet businesses increased primarily due to additional expenses from PETsMART.com, which were not included on a consolidated basis through December 20, 2000.

Interest Expense

      Interest expense increased to $27.4 million in 2001, from $23.4 million for 2000, primarily due to unamortized bank fees that were written-off when we entered into a new credit agreement on April 30, 2001, as well as higher interest as a result of additional capital leases entered into in 2001. Those increases were partially offset by a reduction in the amount of our Notes outstanding as a result of debt repurchases of $7.8 million made during 2001.

Equity Loss in PETsMART.com and Minority Interest

      From January 31, 2000 through December 20, 2000, we had a 46.3% equity investment in PETsMART.com and recognized an equity loss of $33.1 million. In December 2000, we acquired a controlling interest in PETsMART.com of approximately 81.7% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods.

      Minority interest in subsidiary loss of $2.3 million represents the recognition of our minority interest in the pre-tax loss of PETsMART.com for 2001, compared with $0.3 million from December 20, 2000 through January 28, 2001.

Income Tax Expense

      In 2001, the $8.0 million income tax expense includes a tax benefit of $10.3 million associated with the June 2001 increase in ownership of PETsMART.com, and tax expense of $18.3 million for the 2001 results, or an effective rate of 40.4%. Our 2000 effective tax rate differed from the expected United States federal income tax rate due principally to the non-deductible losses generated by PETsMART.com and other permanent differences. Excluding the effects of non-deductible losses generated by PETsMART.com, our annual effective tax rate for 2000 was 41.2%. Effective for 2001, losses from PETsMART.com are included in our consolidated federal income tax return.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

      Cash provided by operations increased $32.8 million to $222.8 million in 2002, compared with $190.0 million in 2001. The increase was driven by higher net income and depreciation and amortization, and was partially offset by decreases in changes in assets and liabilities.

      Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 39.7% as of February 2, 2003, compared with 34.4% as of February 3, 2002. Inventory balances were $257.1 million as of February 2, 2003, and $271.3 million as of February 3, 2002. Average retail store inventory, which represents total ending inventory divided by the open stores at the end of the period, decreased to approximately $0.44 million per store as of February 2, 2003, compared with approximately $0.49 million per store as of February 3, 2002. Decreases over the prior year reflect favorable efficiencies gained in stores served by forward distribution centers as well as lower inventory levels in stores with our new store format. With the opening of our sixth forward distribution center in June 2002, the majority of our store base is being served by forward distribution centers. Approximately 69% of our stores are operating under the new store format.

      Our primary long-term capital requirements consist of opening new stores, reformatting existing stores to our new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. For 2002, we incurred $163.7 million in capital expenditures, compared with $105.1 million for 2001. The increase in spending was primarily due to the store reformatting initiatives, lease buyouts, and equipment and computer software in support of our systems initiatives.

      In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million. The approximately $9.5 million was actually paid during 2002. In June 2001, we purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $0.7 million.

      Net cash provided by financing activities for 2002 increased $85.9 million primarily as a result of the $71.1 million in proceeds from the issuance of common stock, which is comprised of $43.9 million in proceeds from the offering, as discussed in the section entitled “Common Stock Offering” below, and the $27.2 million in proceeds from the issuance of common stock as a result of stock option exercises and the employee stock purchase program.

Common Stock and Notes Repurchase Program

      In April 2000, our Board of Directors approved the purchase of up to $25.0 million of common stock or Notes annually for each of the next three years. In 2001, we used $6.4 million to purchase our Notes with a face value of $7.8 million. In February and March 2002, the remaining balance of $173.5 million of Notes was called for redemption, resulting in the repurchase of Notes for approximately $0.3 million in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock at a conversion price of $8.75 per share.

      In March 2003, our Board of Directors approved the purchase of up to $35.0 million of common stock, annually for each of the next three years, ending March 2006.

Common Stock Offering

      In July 2002, we filed a registration statement on Form S-3 for a public offering of 14,500,000 shares of our common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and we offered 1,317,416 shares, plus the shares in the over-allotment option.

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

Operating Capital and Capital Expenditure Requirements

      All our stores are leased facilities. We opened 27 new stores, closed four stores, and reformatted approximately 230 stores in 2002. Each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.2 million in sales. We expect new stores to generate comparable store sales growth in the range of 17% to 19% in year two, 12% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. To convert a store to our new store format costs approximately $0.2 million per store. Based on our current plan for approximately 60 net new stores and approximately 140 reformatted stores during 2003, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $165.0 to $175.0 million for 2003.

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

Off Balance Sheet Arrangements

Operating and Capital Lease Commitments

      The following table summarizes our contractual obligations, net of estimated sublease income, at February 2, 2003, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

		2004 &	2006 &	2008 and
Contractual Obligation	2003	2005	2007	Beyond	Total

Operating lease obligations	$174,328	$372,490	$323,730	$1,055,400	$1,925,948
Capital lease obligations(1)	23,745	40,261	40,392	242,387	346,785
Purchase obligation	18,500	—	—	—	18,500

Total	$216,573	$412,751	$364,122	$1,297,787	$2,291,233

(1)	Includes $179.8 million in interest.

      The operating lease payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases is as follows: 2003: $2,641,000; 2004: $2,457,000; 2005: $2,502,000; 2006: $2,558,000; 2007: $2,580,000, and thereafter, $12,013,000.

Letters of Credit

      We issue letters of credit for guarantees provided for the structured lease facilities, insurance programs, import purchases and utilities. As of February 2, 2003, $47.4 million was outstanding under our letters of credit.

Purchase Obligation

      In the fourth quarter of 2002, we entered into a purchase agreement for an aircraft that will require a final payment of approximately $18.5 million in the first quarter of fiscal 2003.

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

      We have one outstanding special purpose entity lease remaining as of February 3, 2002, which encompasses seven stores and two properties. Included in the operating leases for 2004 is the final payment of approximately $27.7 million. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the lease facility.

      The Financial Accounting Standards Board, or FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, an interpretation of Accounting Research Bulletin No. 51,

“Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interests” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, our structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, we would be required to consolidate the seven stores and two properties at the beginning of the third quarter of 2003, which would increase fixed assets and debt by $27.7 million, and also have an impact on depreciation expense. However, we may be able to restructure these leases so as not to require consolidation. We are also considering other options related to the disposition of these properties, and can provide no assurance that a loss or impairment charge will not be incurred due to current real estate market conditions.

Related Party Transactions

      We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half our stores, under the name Banfield, The Pet HospitalTM. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of February 2, 2003, we owned approximately 15% of the voting stock, and approximately 31% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $8.3 million and $6.7 million during 2002 and 2001, respectively. Licensing fees receivable from MMI totaled $2.9 million and $2.2 million at February 2, 2003 and February 3, 2002, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

      On April 30, 2001, we entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250.0 million, including a sublimit of up to $150.0 million for letters of credit, which was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at our option, at either the bank’s prime rate or LIBOR, plus applicable margins to be determined based on certain financial tests. Due to our desire for greater flexibility in our financial covenants and our historically limited use of the credit facility, we amended the credit facility on June 20, 2002, to reduce the available commitment to $200.0 million, extend the maturity by two years to April 30, 2006, and amend certain covenants. The credit facility restricts the payment of dividends. The arrangement is secured by substantially all our personal property assets and certain real property. As of February 2, 2003, we had no borrowings outstanding under the credit facility.

Seasonality and Inflation

      Our business is subject to some seasonal fluctuations and we typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year.

      Our results of operations and financial position are presented based upon historical cost. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially harm our net sales or results of operations.

Recent Accounting Pronouncements

      In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion, or APB, No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. We adopted SFAS No. 144 in 2002, and the adoption did not have a significant impact on our financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. We adopted the statement as of August 4, 2002, and as a result, reclassified the gain on early extinguishment of debt of $1.2 million and $4.7 million for 2001 and 2000, respectively, as a reduction to general and administrative expenses. We also reclassified the related income tax expense of $0.5 million and $1.9 million for 2001 and 2000, respectively, to income tax expense.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and ABP No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. We have implemented the disclosure requirements of SFAS No. 148 for fiscal 2002 reporting, and effective February 2, 2003 regarding disclosure requirements for condensed financial statements for interim periods. We will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employees”.

      In November 2002, the FASB issued Interpretation No. (FIN) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. We have adopted the disclosure requirements of FIN 45 which is effective for fiscal years ending after December 15, 2002. We believe the adoption of FIN 45 will not have a significant impact on our financial position and future results of operations. FIN 45 also requires guarantors to disclose certain information for guarantees outstanding at February 2, 2003.

      The FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, our structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, we would be required to consolidate the seven stores and two properties at the beginning of the third quarter for 2003, which would increase fixed assets and debt by $27.7 million, and also have an impact on depreciation expense. However, we may be able to restructure these leases so as not to require consolidation. We are also considering other options related to the disposition of these properties, and we can provide no assurance that a loss or impairment charge will not be incurred due to current real estate market conditions.

      The Emerging Issues Task Force, or EITF, released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” in November 2002, which, among other things, addresses the accounting by a vendor for consideration given to a customer, including a reseller of the vendor’s products, and accounting guidance on how to characterize consideration, when to recognize the consideration, and how to measure that consideration in the financial statements. We record vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, we do not expect the adoption of EITF No. 02-16 to have a material impact on our results of operations or financial position.

Other Information

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the fourth quarter of 2002 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. The non-audit services approved by the Audit Committee in the fourth quarter of 2002 were for various tax compliance and consultation services, which are considered to be other services. Each of the services has been approved in accord with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

      Any future increases in net sales and net income will be dependent on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately 6 years as of February 2, 2003), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate the timing of new store openings, related preopening costs, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. We charge preopening costs associated with each new location to expense as the costs are incurred.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risks

      We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with the current fuel price. We are assessing the impact the fuel prices might have on our gross margins, as well as the possibility of increasing retail prices in certain products to minimize the impact on our results of operations and financial position.

Interest Rate Risk

      We utilize long and short-term bank borrowings to finance the working capital and capital requirements of the business. We utilize a revolving line of credit to support seasonal working capital needs. There were no borrowings during 2002. In 2001, we borrowed and repaid a total of $171.2 million at an average interest rate of 6.44%. Weighted average borrowings during fiscal 2001 were approximately $4.6 million. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

      Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $62.7 million or 2.3% of our revenues for 2002, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were $1.5 million in exchange loss for 2002.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

      Not applicable.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” to be contained in our definitive proxy statement in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on June 26, 2003.

      The required information concerning our executive officers is contained in Item 1, Part 1 of this Annual Report on Form 10-K.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference from the information under the captions “Compensation of Executive Officers,” “Stock Option Grants, Exercises and Plans,” and “Employment and Severance Arrangements” to be contained in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” to be contained in our proxy statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Related Transactions” to be contained in our proxy statement.

Item 14.	Controls and Procedures

      We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or the Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed within the 90-day period prior to the filing of this Annual Report on Form 10-K. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART IV

Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K

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

      (b) Reports on Form 8-K.

During the quarter ended February 2, 2003, we did not file any reports on Form 8-K.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

PETSMART, INC.

By:	/s/ PHILIP L. FRANCIS

Philip L. Francis
Chairman of the Board of Directors,
and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip L. Francis and Timothy E. Kullman and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratify and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	April 14, 2003

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 14, 2003

/s/ MARK D. MUMFORD Mark D. Mumford	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 14, 2003

/s/ NORMAN E. BRINKER Norman E. Brinker	Director	April 14, 2003

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 14, 2003

/s/ JANE EVANS Jane Evans	Director	April 14, 2003

Signature	Title	Date

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 14, 2003

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 14, 2003

/s/ THOMAS D. O’MALLEY Thomas D. O’Malley	Director	April 14, 2003

/s/ NANCY J. PEDOT Nancy J. Pedot	Director	April 14, 2003

/s/ WALTER J. SALMON Walter J. Salmon	Director	April 14, 2003

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 14, 2003

CERTIFICATIONS

      I, Philip L. Francis, certify that:

1. I have reviewed this annual report on Form 10-K of PETsMART, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ PHILIP L. FRANCIS

Philip L. Francis
Chairman of the Board and
Chief Executive Officer
(Principal Executive Officer)

Date: April 14, 2003

      I, Timothy E. Kullman, certify that:

1. I have reviewed this annual report on Form 10-K of PETsMART, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ TIMOTHY E. KULLMAN

Timothy E. Kullman
Senior Vice President and
Chief Financial Officer
(Principal Financial Officer)

Date: April 14, 2003

APPENDIX E

PETsMART, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4*	Bylaws of PETsMART, as amended.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(4)	Form of Stock Certificate.
4.3(5)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
10.1(6)	Form of Indemnity Agreement between PETsMART and its Directors and Officers.
10.2*†	1995 Equity Incentive Plan, as amended.
10.3†(7)	1996 Non-Employee Directors’ Equity Plan, as amended.
10.4*†	1997 Equity Incentive Plan, as amended.
10.5†(8)	2002 Employee Stock Purchase Plan.
10.6(9)	Form of Restricted Stock Bonuses.
10.7*	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of April 30, 2001, as amended.
10.8(10)	Form of Stock Pledge Agreement and Promissory Note with executive officers.
10.9(11)	Form of Promissory Note with executive officers.
10.10*†	Non-Qualified Deferred Compensation Plan, as amended.
10.11*†	Executive Short Term Incentive Plan, as amended.
10.12*	Employment Agreement, between PETsMART and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer.
10.13*	Employment Agreement, between PETsMART and Robert F. Moran, President and Chief Operating Officer.
10.14(12)	Offer Letter, between PETsMART and Timothy E. Kullman, Senior Vice President, Chief Financial Officer.
10.15*	Form of Offer Letter between PETsMART and executive officers.
10.16*	Executive Change in Control and Severance Benefit Plan.
23.1*	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(6)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(7)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(8)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(9)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(10)	Incorporated by reference to Exhibit 10.8 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(11)	Incorporated by reference to Exhibit 10.9 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(12)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.

PETsMART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of PETsMART, Inc. and subsidiaries (the “Company”) as of February 2, 2003 and February 3, 2002 and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 2, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of PETsMART.com, Inc. for the period from January 3, 2000 to December 19, 2000, the Company’s investment in which was accounted for by use of the equity method. The Company’s equity in PETsMART.com, Inc.’s net losses of $33,109,000 for the year ended January 28, 2001 is included in the accompanying consolidated financial statements. The financial statements of PETsMART.com, Inc. were audited by other auditors whose report has been provided to us, and our opinion, insofar as it relates to the amounts included for such company, is based solely on the report of such other auditors. As described in Note 2 to the consolidated financial statements, on December 20, 2000, the Company acquired a controlling interest in PETsMART.com, Inc. and the Company has consolidated PETsMART.com, Inc. since that date.

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

      In our opinion, based on our audits and the report of the other auditors, such consolidated financial statements referred to above present fairly, in all material respects, the financial position of PETsMART, Inc. and subsidiaries as of February 2, 2003 and February 3, 2002 and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 2, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill and intangible assets to conform to Statement of Financial Accounting Standards No. 142.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 4, 2003

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

PRICEWATERHOUSECOOPERS LLP

Century City, California

March 16, 2001

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3
	2003	2002

	(In thousands,
	except par value)
ASSETS
Cash and cash equivalents	$253,936	$137,111
Receivables, net	9,657	23,263
Merchandise inventories	257,090	271,342
Deferred income taxes	29,072	15,716
Prepaid expenses and other current assets	31,656	29,384

Total current assets	581,411	476,816
Property and equipment, net	489,947	394,835
Investments	33,694	33,694
Deferred income taxes	25,798	23,806
Goodwill, net	14,422	13,222
Intangible assets, net	2,838	3,102
Other assets	10,746	15,628

Total assets	$1,158,856	$961,103

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$102,169	$93,443
Accrued payroll, bonus, and employee benefits	70,256	51,824
Accrued occupancy expenses	24,285	26,867
Current maturities of capital lease obligations	7,564	11,699
Other accrued expenses	84,190	92,341

Total current liabilities	288,464	276,174
Subordinated convertible notes	—	173,500
Capital lease obligations	159,443	156,188
Accrued merger, business integration, and restructuring costs	1,868	3,357
Deferred rents and other liabilities	27,882	26,078

Total liabilities	477,657	635,297

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 139,914 and 112,609 shares issued	14	11
Additional paid-in capital	642,767	381,999
Deferred compensation	(19)	(296)
Retained earnings/ (accumulated deficit)	40,239	(48,616)
Accumulated other comprehensive loss	(1,802)	(2,805)
Notes receivable from officers	—	(4,487)

Total stockholders’ equity	681,199	325,806

Total liabilities and stockholders’ equity	$1,158,856	$961,103

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

	(In thousands, except per share data)
Net sales	$2,695,184	$2,501,012	$2,224,222
Cost of sales	1,907,144	1,827,527	1,695,228

Gross profit	788,040	673,485	528,994
Operating expenses	498,343	483,657	423,550
General and administrative expenses	117,851	119,156	80,196

Operating income	171,846	70,672	25,248
Interest income	2,803	2,007	2,769
Interest expense	(20,836)	(27,436)	(23,385)

Income before equity loss in PETsMART.com, income tax expense, and minority interest	153,813	45,243	4,632
Equity loss in PETsMART.com	—	—	(33,109)

Income (loss) before income tax expense, and minority interest	153,813	45,243	(28,477)
Income tax expense	64,958	7,972	2,727

Income (loss) before minority interest	88,855	37,271	(31,204)
Minority interest in subsidiary loss	—	2,296	300

Net income (loss)	88,855	39,567	(30,904)
Other comprehensive income (loss), net of income tax expense (benefit):
Foreign currency translation adjustments	1,003	(357)	(1,144)

Comprehensive income (loss)	$89,858	$39,210	$(32,048)

Earnings (loss) per common share:
Basic:
Net income (loss)	$0.66	$0.35	$(0.28)

Diluted:
Net income (loss)	$0.63	$0.35	$(0.28)

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Amounts (In thousands)

							Accumulated
	Shares					Retained	Other	Notes
				Additional	Deferred	Earnings/	Comprehensive	Receivable
	Common	Treasury	Common	Paid-in	Compen-	(Accumulated	Income	from	Treasury
	Stock	Stock	Stock	Capital	sation	Deficit)	(Loss)	Officers	Stock	Total

BALANCE AT JANUARY 30, 2000	117,246	(5,550)	$12	$400,108	$(1,903)	$(57,279)	$(1,304)	$—	$(25,210)	$314,424
Tax benefit from exercise of stock options				3,300						3,300
Issuance of common stock under stock incentive plans	647			1,823						1,823
Amortization of deferred compensation, net of award reacquisitions and adjustments	(140)			(1,473)	1,240					(233)
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments							(1,144)			(1,144)
Notes receivable issued to officers								(4,395)		(4,395)
Repayments of notes receivable issued to officers								76		76
Purchase of treasury stock, at cost		(800)							(2,368)	(2,368)
Net loss						(30,904)				(30,904)

BALANCE AT JANUARY 28, 2001	117,753	(6,350)	12	403,758	(663)	(88,183)	(2,448)	(4,319)	(27,578)	280,579
Tax benefit from exercise of stock options				172						172
Issuance of common stock under stock incentive plans	1,231			5,909						5,909
Amortization of deferred compensation, net of award reacquisitions and adjustments	(25)			(263)	367					104
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments							(357)			(357)
Accrued interest on notes receivable issued to officers								(511)		(511)
Repayments of notes receivable issued to officers								343		343
Retirement of treasury stock	(6,350)	6,350	(1)	(27,577)					27,578	—
Net income						39,567				39,567

BALANCE AT FEBRUARY 3, 2002	112,609	—	11	381,999	(296)	(48,616)	(2,805)	(4,487)	—	325,806
Tax benefit from exercise of stock options				14,112						14,112
Issuance of common stock under stock incentive plans	4,037		1	27,188						27,189
Issuance of common stock under an offering	3,492			43,925						43,925
Conversion of 6 3/4% Subordinated Convertible Notes to common stock	19,797		2	174,730						174,732
Amortization of deferred compensation, net of award reacquisitions and adjustments	(21)			(351)	277					(74)
Compensation expense related to options held by non-employees				1,164						1,164
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							1,003			1,003
Accrued interest on notes receivable issued to officers and notes issued to officers								(717)		(717)
Repayments of notes receivable issued to officers								5,204		5,204
Net income						88,855				88,855

BALANCE AT FEBRUARY 2, 2003	139,914	—	$14	$642,767	$(19)	$40,239	$(1,802)	$—	$—	$681,199

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

	(In thousands)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)	$88,855	$39,567	$(30,904)
Adjustments to reconcile net income (loss) to net cash provided by operating activities —
Depreciation and amortization	77,268	58,709	44,943
Loss on disposal of property and equipment	4,377	5,796	1,738
Elimination of goodwill in PETsMART.com	—	8,575	—
Impairment charge and write-down of subsidiary assets	—	9,747	—
Equity loss in PETsMART.com	—	—	33,109
Minority interest in subsidiary	—	(2,296)	(300)
Capital assets received through vendor settlement	(3,442)	—	—
Gain on early extinguishment of debt	—	(1,190)	(4,688)
Compensation expense related to non-employee options	1,164	—	—
Tax benefit from exercise of stock options	14,112	172	3,300
Deferred income taxes	(15,941)	(26,556)	(3,012)
Changes in assets and liabilities:
Receivables, net	13,654	13,525	8,286
Merchandise inventories	14,609	48,651	54,507
Prepaid expenses and other current assets	(2,250)	(12,134)	7,447
Other assets	1,844	(242)	(9,453)
Accounts payable	5,299	(37,651)	(357)
Accrued payroll, bonus, and employee benefits	18,433	26,251	(5,210)
Accrued occupancy expenses	(2,584)	6,643	7,040
Accrued merger, business integration and restructuring costs	(1,489)	(1,465)	(5,643)
Other accrued expenses	7,052	48,397	8,335
Deferred rents and other liabilities	1,809	5,495	1,562

Net cash provided by operating activities	222,770	189,994	110,700

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(163,698)	(105,104)	(44,860)
Investment in cost holdings	—	—	(2,863)
Investment in equity holdings	(9,500)	(741)	(21,334)
Purchase of controlling interest in PETsMART.com, net of cash of $6,202	—	—	2,366
Proceeds from sales of property and equipment	674	28,481	3,819

Net cash used in investing activities	(172,524)	(77,364)	(62,872)

CASH FLOWS PROVIDED BY (USED IN) FINANCING ACTIVITIES:
Proceeds from issuance of common stock	71,114	5,909	1,823
Net repayments (issuances) of notes receivable from officers	4,487	(168)	(4,319)
Purchase of treasury stock	—	—	(2,368)
Borrowings from bank credit facility	—	171,200	414,000
Repayments of bank credit facility	—	(171,200)	(414,000)
Purchases of subordinated convertible notes	(275)	(6,382)	(13,630)
Payments on capital lease obligations	(12,304)	(12,733)	(15,549)
Increase (decrease) in bank overdraft	3,397	(3,806)	(9,740)
Payments of deferred financing fees	—	(2,280)	(1,461)

Net cash provided by (used in) financing activities	66,419	(19,460)	(45,244)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	160	114	(255)

INCREASE IN CASH AND CASH EQUIVALENTS	116,825	93,284	2,329
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	137,111	43,827	41,498

CASH AND CASH EQUIVALENTS AT END OF YEAR	$253,936	$137,111	$43,827

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 — The Company and its Significant Accounting Policies

Business

      PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories, live pets and professional services for the lifetime needs of pets. As of February 2, 2003, the Company operated 583 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet HospitalTM, PETsMART makes full-service veterinary care available in approximately 300 of its stores. Through its direct marketing channels, PETsMART is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2002 and fiscal 2000 each comprised 52 weeks, and fiscal 2001 comprised 53 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to estimates of sublease income, reserves against deferred tax assets, inventory shrinkage, insurance reserves, and estimated cash flows in analyses for impairment of long-lived assets and goodwill require significant estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of February 2, 2003, and February 3, 2002, bank overdrafts of approximately $39,961,000 and $36,564,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with an original maturity of three months or less to be cash equivalents.

Vendor Rebates and Promotions

      The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets as of February 2, 2003, and February 3, 2002 were approximately $1,263,000 and $2,754,000, respectively. Unearned rebates recorded as a reduction of inventory in the accompanying consolidated balance sheets were approximately $962,000 and $377,000 as of February 2, 2003, and February 3, 2002, respectively.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merchandise Inventories and Cost of Sales

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain procurement and distribution costs relating to the processing of merchandise. The Company maintains reserves for lower of cost or market, as well as shrinkage reserves.

      Total procurement and distribution costs charged to inventory during fiscal 2002, 2001, and 2000 were $156,926,000, $126,784,000, and $91,987,000, respectively. Procurement and distribution costs remaining in inventory as of February 2, 2003 and February 3, 2002 were $25,442,000 and $24,778,000, respectively.

      Cost of sales includes the following types of expenses: direct costs associated with the products sold, including inbound freight; salaries of the groomers and trainers and other costs related to the services line of business; warehousing costs, including procurement and distribution costs; store occupancy and utilities costs; and inventory shrinkage costs. Also included in cost of goods sold are reductions for vendor rebates and discounts.

Inventory Shrinkage Reserves

      PETsMART stores perform physical inventories once a year and, in between physical inventories, stores perform cycle counts on certain inventory items. The forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of the end of each reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. As of the end of each reporting period, the Company estimates the inventory shrinkage reserve by applying a rolling two-year historical shrink rate against the volume of merchandise sales since the last inventory. During 2002, the Company changed the historical shrink rate from a three-year historical trend to a two-year trend because the Company believes the actual shrink results in 2000 were skewed by the effects of the implementation of our business software, and are not indicative of the current results. As of February 2, 2003 and February 3, 2002, approximately $10,243,000 and $9,147,000, respectively, were recorded for inventory shrinkage reserves.

Property and Equipment

      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Maintenance and repairs are expensed as incurred. New store furniture, fixtures and equipment held for sale and leaseback of $9,629,000 as of February 3, 2002, was recorded in receivables in the accompanying consolidated balance sheets, and represent assets purchased that will be sold and leased back upon consummation of lease transactions as new stores open. In fiscal 2002, the Company did not lease equipment, and therefore does not have a balance recorded in receivables as of February 2, 2003.

      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures, and equipment	3 — 7 years
Leasehold improvements	Term of lease
Computer software	3 — 7 years

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Investments

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in consolidated operating results. Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of February 2, 2003, and February 3, 2002, such investments were recorded at the lower of cost or estimated net realizable value.

Goodwill and Intangible Assets

      The carrying value of goodwill of $14,422,000 and $13,222,000 as of February 2, 2003, and February 3, 2002, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In fiscal 2002, the Company recorded $1,200,000 of additional goodwill related to the payment of contingent consideration associated with the acquisition of PETsMART PETsHOTELTM in 2000. In the second quarter of fiscal 2001, the Company eliminated net goodwill of $8,575,000 associated with the increase in ownership of PETsMART.com (see Note 2). The goodwill was eliminated in connection with the reversal of the valuation allowance against deferred tax assets and is discussed under Income Taxes (see Note 7). In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000, and eliminated the minority interest balance of $604,000. The net amount of $8,896,000 was recorded in goodwill, and is associated with the pet Internet and pet catalog direct marketing channels, which remain an integral part of the Company’s direct marketing strategies.

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

      A reconciliation of the previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Fiscal 2001			Fiscal 2000

		Earnings Per Share			Earnings Per Share

	Income	Basic	Diluted	(Loss)	Basic	Diluted

Reported net income (loss)	$39,567	$0.35	$0.35	$(30,904)	$(0.28)	$(0.28)
Add back: amortization expense, net of income tax benefit	1,056	0.01	0.01	383	0.01	0.01

Adjusted net income	$40,623	$0.36	$0.36	$(30,521)	$(0.27)	$(0.27)

      Intangible assets consisted solely of trademarks, and changes in the carrying amount for fiscal 2002, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 3, 2002	$4,758	$(1,656)	$3,102
Additions	14	(278)	(264)

Balance, February 2, 2003	$4,772	$(1,934)	$2,838

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Amortization expense for the intangible assets was $278,000 during fiscal 2002. For fiscal years 2003 through 2007, the Company estimates the amortization expense to be approximately $282,000 each year.

Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals. As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, in fiscal 2001, the Company performed an impairment analysis in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of.” The analysis indicated an impairment of $6,927,000 associated with PETsMART Direct’s building, fixtures, equipment, goodwill, and software, which was recorded in general and administrative expenses (see Note 6). The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. During fiscal 2002 and 2000, no impairment losses were recorded.

Insurance Liabilities and Reserves

      The Company maintains standard property and casualty insurance on all of its properties, product liability insurance covering the sale of live pets, self-insured health plans, and workers compensation insurance. Property insurance covers approximately $1,200,000,000 in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under the Company’s casualty and workers compensation insurance policies, it retains the initial risk of loss of $250,000 for each policy per occurrence. The Company establishes reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 2, 2003 and February 3, 2002, the Company had approximately $22,079,000 and $16,800,000, respectively, in reserves related to casualty and workers compensation insurance policies.

Other Accrued Expenses

      Other accrued expenses consisted of the following (in thousands):

	February 2,	February 3,
	2003	2002

Accrued legal fees and settlement costs	$17,569	$6,309
Accrued income and sales tax	13,794	24,780
Accrued general liability insurance	5,538	5,074
Accrued advertising	2,149	4,694
Other accrued expenses	45,140	51,484

	$84,190	$92,341

Income Taxes

      Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets will not be realized. In 2001, the Company reversed valuation allowances on deferred tax assets of $18,885,000 associated with the increase in ownership of PETsMART.com (see Note 2). The impact of the reversed valuation allowances was included in income tax expense net of the reduction of goodwill discussed above under Goodwill.

Revenue Recognition

      The Company records revenue at the point of sale for retail stores. The shipping terms for catalog and Internet orders is FOB shipping point, therefore revenue is recognized at the time of shipment for catalog and electronic commerce sales. Outbound shipping charges are included in net sales when the products are shipped for catalog and electronic commerce sales. The Company records an allowance for estimated returns in the period of sale. Revenue for pet grooming and training is recognized when services are performed.

Advertising

      The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating expenses. Total advertising expenditures, net of cooperative income, including direct response advertising, were $66,180,000, $80,247,000, and $64,675,000 for fiscal 2002, 2001, and 2000, respectively. Direct response advertising consists primarily of product catalogs developed by the Company’s direct marketing subsidiaries. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. As of February 2, 2003, and February 3, 2002, $2,020,000 and $2,648,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Reserve for Closed Stores

      The Company continuously evaluates the performance of its retail stores and periodically closes those which are underperforming. The Company establishes reserves for future rental payments on closed stores and terminated subleases, and classifies these costs in general and administrative expenses (see Note 6). The costs for future rental payments associated with closed stores are calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. The Company records such reserves as of the date it ceases use of the property. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment. As of February 2, 2003 and February 3, 2002, approximately $9,261,000 and $12,319,000, respectively, were recorded for closed store reserves.

Foreign Currency Translation and Transactions

      The local currency has been used as the functional currency in Canada. The assets and liabilities denominated in foreign currency are translated into United States dollars at the current rate of exchange at year-end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive income (loss), and transaction gains and losses are included in net income (loss).

Comprehensive Income

      The income tax expense (benefit) related to the foreign currency translation adjustment, which was the only component of other comprehensive income, was approximately $592,000, $(210,000), and $(763,000) for fiscal 2002, 2001, and 2000, respectively.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Basic earnings per share are computed by dividing net income or loss by the weighted average of common shares outstanding during each period. Diluted earnings per share is computed by dividing net income or loss by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s 6 3/4% Subordinated Convertible Notes (the “Notes”).

Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees.

      The Company has stock option plans as well an Employee Stock Purchase Plan (see Note 14). The Company accounts for those plans under APB Opinion No. 25, and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options and employee stock purchases (in thousands, except per share data).

	Fiscal Year

	2002	2001	2000

Net income (loss), as reported	$88,855	$39,567	$(30,904)
Less: Compensation expense for option awards determined by the fair value based method, net of related tax effects	(8,031)	(6,822)	(4,384)

Pro forma net income (loss)	$80,824	$32,745	$(35,288)

Net income (loss) per share
Basic:
Net income (loss), as reported	$0.66	$0.35	$(0.28)

Pro forma net income (loss)	$0.60	$0.29	$(0.32)

Diluted:
Net income (loss), as reported	$0.63	$0.35	$(0.28)

Pro forma net income (loss)	$0.58	$0.29	$(0.32)

      The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2002, 2001, and 2000, respectively: dividend yield of 0.00% in all years; expected volatility of 63.0 percent, 64.0 percent and 65.0 percent, respectively; risk-free interest rates of 1.32 to 5.11 percent, 2.25 to 5.25 percent and 4.79 to 6.53 percent, respectively; and expected lives of 1.58 years, 1.47 years, and 1.46 years, respectively. The weighted average fair value of options granted during fiscal 2002, 2001, and 2000 was $5.76, $2.06, and $1.97, respectively.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents. These balances, as presented in the consolidated financial statements at February 2, 2003 and February 3, 2002 approximate their fair value. As of February 3, 2002 the fair market value of the Notes, approximated $222,080,000 based upon information provided by a broker dealer that makes a market in the Notes. During February and March 2002, the entire balance of the Notes was retired for approximately $275,000 in cash and approximately 19,800,000 common shares.

Recently Issued Accounting Pronouncements

      In August 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” and amends Accounting Principles Board Opinion (“APB”) No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” The new rules apply to the classification and impairment analyses conducted on long-lived assets other than certain intangible assets. The new rules also resolve conflicting treatment of the impairment of long-lived assets and provide implementation guidance regarding impairment calculations. SFAS No. 144 also expands the definition of discontinued operations to include all distinguishable components of an entity that will be eliminated from ongoing operations in a disposal transaction. The Company adopted SFAS No. 144 in 2002, and the adoption did not have a significant impact on our financial position or results of operations.

      In May 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt.” With the rescission of SFAS No. 4, companies generally will no longer classify early extinguishment of debt as an extraordinary item. The provision is effective for fiscal years beginning after May 15, 2002, and early application is encouraged. The Company adopted the statement as of August 4, 2002, and as a result, reclassified the gain on early extinguishment of debt of $1,190,000 and $4,688,000 for fiscal 2001 and 2000, respectively, as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense of $476,000 and $1,876,000 for fiscal 2001 and 2000, respectively, to income tax expense.

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

      In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an amendment of SFAS No. 123.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. This statement also amends the disclosure requirements of SFAS No. 123 and ABP No. 28, “Interim Financial Reporting,” to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and effect of the method used on reported results. The Company has implemented the disclosure requirements of SFAS No. 148 for fiscal 2002 reporting, and effective February 2, 2003 regarding disclosure requirements for condensed financial statements for interim periods. The Company will continue to account for stock-based compensation under APB Opinion No. 25, “Accounting for Stock Issued to Employee.”

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In November 2002, the FASB issued Interpretation No. (FIN) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the Interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003. The Company has adopted the disclosure requirements of FIN 45, which is effective for fiscal years ending after December 15, 2002. The Company believes the adoption will not have a significant impact on its financial position and future results of operations. FIN 45 also requires guarantors to disclose certain information for guarantees outstanding at February 2, 2003 (see Note 13).

      The FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, the Company’s structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, the Company would be required to consolidate the seven stores and two properties at the beginning of the second quarter for fiscal 2003, which would increase fixed assets and debt by $27,713,000, and also have an impact on depreciation expense. However, the Company may be able to restructure these leases so as not to require consolidation. The Company is also considering other options related to the disposition of these properties, and the Company can provide no assurance that a loss or impairment charge will not be incurred due to current real estate market conditions.

      The Emerging Issues Task Force, or EITF, released Issue No. 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor,” in November 2002, which, among other things, addresses the accounting by a vendor for consideration given to a customer, including a reseller of the vendor’s products, and accounting guidance on how to characterize consideration, when to recognize the consideration, and how to measure that consideration in the financial statements. The Company records vendor allowances and discounts in the income statement when the purpose for which those monies were designated is fulfilled. As such, the Company does not expect the adoption of EITF No. 02-16 to have a material impact on the results of operation or financial position.

Reclassifications

      For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Acquisition of Controlling Interest in PETsMART.com

      In fiscal 2000, the Company accounted for its investment using the equity method in accordance with APB No. 18 and recognized its share of the losses in PETsMART.com until it acquired a controlling interest in PETsMART.com on December 20, 2000 (the “Transaction”). As a result of the Transaction, the Company increased its voting ownership percentage to approximately 81.7% and accounted for the results of operations of PETsMART.com under the consolidation method of accounting for all subsequent periods. The Company accounted for the Transaction as a step acquisition and allocated approximately $7,904,000 for the excess of the consideration paid over the underlying net assets acquired to goodwill.

      In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes that will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter of fiscal 2001, the Company reversed valuation allowances of deferred tax assets of $18,885,000, eliminated the net goodwill of $8,575,000 and recorded a tax benefit of $10,310,000. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 .. The balance

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the minority interest as of February 3, 2002 was $604,000. The additional investment and the minority interest represented a net amount of $8,896,000, which was recorded as goodwill in fiscal 2001. The Pasadena, California-based operations moved its administrative functions to the Company’s office in Phoenix, Arizona during fiscal 2002.

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

Note 3 — Investments

      The Company has an investment in MMI Holdings, Inc. (“MMIH”), a provider of veterinary and other pet related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., (“MMI”), operates full-service veterinary hospitals and wellness hospitals inside approximately 300 of the PETsMART stores, under the name Banfield, The Pet HospitalTM. The Company’s investment consists of common and convertible preferred stock. The Company accounts for its investment using the cost method, as the Company lacks the ability to exercise significant influence over MMIH’s operating and financial policies. The Company’s ownership interest in the voting common and convertible preferred stock of MMIH as of February 2, 2003, and February 3, 2002 was approximately 15% and 19%, respectively, or 2,679,706 shares at $5,378,000 cost. At February 2, 2003, and February 3, 2002, the Company owned approximately 31% and 36%, respectively, in the combined voting and non-voting stock of MMIH. The Company’s percentage ownership decreased due to additional contributions by another investor. As of February 2, 2003 and February 3, 2002, the total equity investment in non-voting convertible preferred stock was 4,984,837 shares or $26,995,000. Also, contractual payments of approximately $1,321,000 related to the transfer of assets were made by the Company in a prior year, totaling $33,694,000 for the investment in MMIH. The voting convertible preferred stock may be converted into common stock at any time, at the option of the holder. The non-voting convertible preferred stock is convertible into common stock upon the earlier of June 1, 2011 or an acquisition of MMIH.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as income from leased departments within cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Licensing fees of approximately $8,293,000, $6,727,000 and $6,853,000 was recognized during fiscal years 2002, 2001, and 2000, respectively. Additionally, licensing fees receivable from MMI totaled $2,882,000 and $2,182,000 at February 2, 2003, and February 3, 2002, respectively, and were included in receivables in the accompanying consolidated balance sheets.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 — Property and Equipment

      Property and equipment consists of the following (in thousands):

	February 2,	February 3,
	2003	2002

Land	$691	$691
Buildings	8,776	8,965
Furniture, fixtures and equipment	234,265	167,636
Leasehold improvements	230,978	174,000
Computer software	32,885	34,101
Buildings, equipment, and computer software under capital leases	218,012	255,256

	725,607	640,649
Less: accumulated depreciation and amortization	261,667	251,091

	463,940	389,558
Construction in progress	26,007	5,277

	$489,947	$394,835

      Accumulated amortization of equipment, computer software and buildings under capital leases approximated $57,056,000 and $87,997,000 as of February 2, 2003 and February 3, 2002, respectively. In fiscal 2001, the Company entered into sale-leaseback transactions for one distribution center and 26 stores, resulting in the addition to capital leases of $107,930,000.

      Interest costs incurred and interest capitalized on construction in progress is as follows (in thousands):

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

Interest costs incurred	$20,836	$27,436	$23,443
Less: interest costs capitalized	—	—	58

Interest expense	$20,836	$27,436	$23,385

Note 5 — Notes Receivable from Officers

      During fiscal 2000, the Company provided loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. These loans mature five years after issuance and accrue interest at 7.75% per annum, with principal and interest due at maturity. The officers are required to hold the common stock for a minimum of 12 to 18 months. The loans are collateralized by the Company’s common stock purchased by the officers. The loans are full recourse and must be repaid in full, including accrued interest, upon the earlier of the scheduled maturity date or an event of default, including among others, sale of the underlying common stock or the officer’s termination of employment. As of February 3, 2002, notes receivable and accrued interest due from officers was $4,487,000. As of February 2, 2003, the notes had been repaid in full, and the Company will not make any new loans to its officers under this program in the future.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6 — Special Charges

Store Closure Reserves

      Since 1996, the Company has incurred costs related to merger, integration, store closure, and other business restructuring costs in connection with certain acquisitions. As of February 2, 2003 and February 3, 2002, the reserve balances of $1,868,000 and $3,357,000, respectively, relate to the liability associated with the closed stores, and the related store and equipment lease termination costs.

      Charges totaling approximately $1,282,000, $13,452,000 and $2,710,000 were recorded in fiscal 2002, 2001 and 2000, respectively, for future rental payments on closed stores and terminated subleases. The costs for future rental payments associated with closed stores were calculated using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Approximately $156,000 reduction to the charges was recorded in fiscal 2002 to adjust previously established restructuring reserves, as discussed above, due to the change in sublease assumptions. Approximately $2,931,000 of the charges in fiscal 2001 was to increase previously established restructuring reserves, as discussed above. The adjustments and charges were recorded in general and administrative expenses. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.

Reorganization of PETsMART Direct and PETsMART.com

      During the fourth quarter of fiscal 2001, the Company approved a plan to move administrative functions, during fiscal 2002, of PETsMART Direct, Inc. (“PETsMART Direct”) and PETsMART.com, Inc. (“PETsMART.com”) to the Company’s administrative office located in Phoenix, Arizona. PETsMART Direct has, among other functions, the merchandising, human resource, and finance operations provided by the personnel in Arizona under a shared services arrangement. As a result of the reorganization of these functions, the Company eliminated 44 positions during fiscal 2002, and recorded severance charges of approximately $431,000 in fiscal 2001. The PETsMART Direct facility, located in Brockport, New York, continues to handle warehousing and fulfillment for the pet and equine catalogs, e-commerce sites, and in-store State Line Tack departments, and manages customer service for all direct marketing operations. Also as part of the plan, the Company closed five small neighborhood PetWise retail stores located in upstate New York, and recorded a reserve in the fourth quarter of fiscal 2001 of approximately $698,000 for the remaining offices and retail store lease obligations. In fiscal 2001, the Company also sold a subsidiary of PETsMART Direct for approximately $800,000, which resulted in a loss of approximately $906,000. Included in the loss on sale of subsidiary is a $400,000 reserve against a note received as part of the purchase price, which is classified in long-term other assets, and is not part of the restructure reserve liability.

      In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000. In fiscal 2002, the Pasadena, California-based operations moved its administrative functions to the Company’s office in Phoenix, Arizona. As a result of the reorganization of these functions, the Company eliminated 46 positions during fiscal 2002, and recorded severance charges of approximately $979,000 in fiscal 2001. The Company also recorded a reserve of $80,000 in fiscal 2001 for the remaining lease obligations associated with the PETsMART.com office space in Pasadena, California.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity related to the 1996 closed store reserve, as well as the remaining lease obligations for closed stores and office associated with the PETsMART Direct and PETsMART.com reorganization was as follows (in thousands):

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

Opening balance	$3,357	$4,822	$10,410
(Adjustments)/ charges — 1996 closed stores	(156)	2,931	—
Charges — reorganization	—	778	—
Cash payments	(1,333)	(5,174)	(5,588)

Ending balance	$1,868	$3,357	$4,822

      The activity related to the loss on sale of subsidiary, fixed asset write downs, and severance associated with the reorganization of PETsMART Direct and PETsMART.com for fiscal 2002 and 2001 was as follows (in thousands):

	Fiscal 2002 Activity

	February 3,		Cash	Non-cash	February 2,
	2002	Charges	Payments	Activity	2003

Severance	$1,410	$—	$(1,410)	$—	$—

	$1,410	$—	$(1,410)	$—	$—

	Fiscal 2001 Activity

	January 28,		Cash	Non-cash	February 3,
	2001	Charges	Payments	Activity	2002

Loss on sale of subsidiary	$—	$506	$—	$(506)	$—
Fixed asset write downs	—	580	—	(580)	—
Severance	—	1,410	—	—	1,410

	$—	$2,496	$—	$(1,086)	$1,410

      In fiscal 2001, accrued severance was classified as a component of other accrued expenses.

Impairment of Long-Lived Assets and Asset Write-Downs

      During fiscal 2001, the Company recorded an impairment charge of approximately $6,927,000, a write-down of inventory of approximately $2,100,000, and a charge of approximately $720,000 for other asset write-downs and reserves.

      As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company performed an impairment analysis in accordance with SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of”. The analysis indicated an impairment of $6,927,000 associated with PETsMART Direct’s building, fixtures, equipment, software, and goodwill, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in fiscal 2001, the Company analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2,100,000 charge to cost of sales to record the inventory at its estimated net realizable value. The Company can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 — Income Taxes

      Income (loss) before income tax expense, and minority interest is as follows (in thousands):

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

United States	$154,130	$43,053	$(28,276)
Foreign	(317)	2,190	(201)

	$153,813	$45,243	$(28,477)

      The income tax expense before minority interest consists of the following (in thousands):

	Fiscal Year Ended

	February 2,	February 3,	January 28,
	2003	2002	2001

Current provision:
Federal	$72,567	$30,104	$3,389
State	8,332	4,424	2,350

	80,899	34,528	5,739

Deferred provision (benefit):
Federal	(16,790)	(26,625)	1,409
State	849	(2,426)	(4,117)
Foreign	—	2,495	(304)

	(15,941)	(26,556)	(3,012)

Income tax expense	$64,958	$7,972	$2,727

      A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate before minority interest is as follows (dollars in thousands):

	Fiscal Year Ended

	February 2, 2003		February 3, 2002		January 28, 2001

	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$53,834	35.0%	$15,835	35.0%	$(9,967)	35.0%
State income taxes, net of federal income tax benefit	5,968	3.9	1,299	2.9	(1,148)	4.0
Foreign taxes	—	—	38	.1	(233)	0.8
Costs associated with the settlement of litigation	5,545	3.6	—	—	—	—
Enacted change in foreign income tax rate	—	—	1,185	2.6	—	—
Non-deductible corporate joint venture losses	—	—	—	—	11,588	(40.7)
Change in valuation allowance	(627)	(0.4)	(10,923)	(24.1)	1,540	(5.4)
Other	238	0.1	538	1.1	947	(3.3)

	$64,958	42.2%	$7,972	17.6%	$2,727	(9.6)%

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The Company recorded deferred income tax assets in the following financial statement line items in the accompanying consolidated balance sheets (in thousands):

	February 2,	February 3,
	2003	2002

Deferred income taxes, current	$29,072	$15,716
Deferred income taxes, noncurrent	25,798	23,806

Net deferred income tax asset	$54,870	$39,522

      The components of the net deferred income tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	February 2,	February 3,
	2003	2002

Deferred income tax assets:
Deferred rents	$7,088	$7,865
Reserve for closed stores	3,497	2,434
Miscellaneous reserves and accruals	4,625	1,691
Employee benefit expense	13,709	4,950
Depreciation	7,141	949
Net operating loss carryforwards	37,427	42,010
Capital loss carryforwards	46,074	50,385
Income tax credits	20	497
Other	5,214	4,075

Total deferred income tax assets	124,795	114,856
Valuation allowance	(64,864)	(70,245)

Net deferred income tax assets	59,931	44,611
Deferred income tax liabilities:
Inventory reserve	(1,537)	(2,005)
Inventory uniform capitalization	(3,524)	(3,084)

Total deferred income tax liabilities	(5,061)	(5,089)

Net deferred income tax assets	$54,870	$39,522

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at February 2, 2003, and February 3, 2002 are based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at February 2, 2003 and February 3, 2002 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards. The change in the valuation allowance during fiscal 2002 and 2001 did not provide a complete income statement benefit due primarily to a reduction in deferred tax assets for certain net operating and capital loss carryforwards, for which no benefit was recorded.

      As of February 2, 2003, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of approximately $93,372,000 which expire in varying amounts between 2019 and 2020, foreign net operating loss carryforwards of approximately $4,863,000 which expire in varying amounts between 2003 and 2008, state net operating loss carryforwards of approximately $128,514,000 which expire in varying amounts between 2003 and 2019, and capital loss carryforwards of approximately $116,432,000 to offset future

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

capital gains, if any, which expire in 2004. No deferred tax asset has been recorded for the foreign net operating loss carryforwards as it is anticipated that any benefit associated with their utilization would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and similar limitations apply to certain state net operating loss carryforwards under state tax laws.

      During 2001, the Company increased its voting ownership in PETsMART.com to the requisite percentage for income tax reporting purposes that will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, the Company reversed previously established valuation allowances of approximately $18,885,000, eliminated the remaining goodwill associated with the Transaction, and recorded a tax benefit of $10,310,000. Effective fiscal 2001, losses from PETsMART.com are included in the Company’s consolidated federal income tax return.

Note 8 — Earnings Per Share

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

      A reconciliation of the basic and diluted per share computations for fiscal 2002, 2001, and 2000 is as follows (in thousands, except per share data):

	Fiscal Year Ended

	February 2, 2003			February 3, 2002			January 28, 2001

		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount

Net income (loss) per common share — basic	$88,855	134,148	$0.66	$39,567	112,006	$0.35	$(30,904)	111,351	$(0.28)
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	694	7,534	0.03	—	2,061	—	—	—	—

Net income (loss) per common share — diluted	$89,549	141,682	$0.63	$39,567	114,067	$0.35	$(30,904)	111,351	$(0.28)

      As of February 3, 2002, no shares of common stock had been issued upon conversion of the Notes issued in November 1997 (see Note 10). During February and March 2002, the entire balance of the Notes were retired for approximately $275,000 in cash and approximately 19,800,000 shares of common stock. These shares were not included in the calculation of diluted earnings per share for fiscal 2001 or 2000 due to the anti-dilutive effect they would have on earnings (loss) per share if converted.

      Due to the Company’s loss in fiscal 2000, a calculation of diluted earnings per share is not required. In fiscal 2000, potentially dilutive securities consisted of options convertible into approximately 125,000 shares of common stock. In fiscal 2002 and 2001, options to purchase approximately 609,300 and 2,616,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2003, the Company’s Board of Directors approved the purchase of up to $35,000,000 of common stock, annually for each of the next three years, ending March 2006.

Note 9 — Employee Benefit Plan

      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. During fiscal 2002, 2001, and 2000 the Company recognized expense related to matching contributions under the 401(k) Plan of $2,378,000, $2,139,000, and $1,585,000, respectively.

Note 10 — Subordinated Convertible Notes

      In November 1997, the Company sold $200,000,000 aggregate principal amount of 6 3/4% Subordinated Convertible Notes due 2004. The outstanding Notes were convertible into the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions.

      During fiscal 2000, the Company repurchased and retired Notes with a face value of $18,750,000 at a discounted price of $13,630,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $432,000 was written off and included in the determination of the gain on extinguishment of debt. The Company recognized a gain of approximately $4,688,000, as a reduction to general and administrative expenses. The Company also reclassified the related income taxes of approximately $1,876,000 to income tax expense (see Note 1).

      During fiscal 2001, the Company repurchased and retired Notes with a face value of $7,750,000 at a discounted price of $6,382,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $178,000 was written off and included in the determination of the gain on extinguishment of debt. The Company recognized a gain of approximately $1,190,000, as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense for fiscal 2001 of approximately $476,000 to income tax expense (see Note 1). The remaining principle outstanding as of February 3, 2002 was $173,500,000.

      In February and March, 2002, the remaining balance of $173,500,000 of the Notes were called for redemption, resulting in the repurchase of the Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of the Company’s common stock at a conversion price of $8.75 per share. As a result of the redemption, unamortized debt issuance costs of $2,357,000 and accrued interest of $3,864,000 were reclassified to stockholders’ equity, resulting in a net increase of $1,507,000.

Note 11 — Common Stock Offering

      In July 2002, the Company filed a registration statement, on Form S-3, for a public offering of 14,500,000 shares of its common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and 1,317,416 shares, plus the shares in the over-allotment option, were offered by the Company.

      On August 5, 2002, the Company completed the sale of 1,317,416 shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $16,859,000. On August 12, 2002, the underwriters exercised the over-allotment option and purchased 2,175,000 additional shares of common stock for $13.40 per share, resulting in proceeds, net of underwriting fees, of approximately $27,833,000. Costs associated with the offering were approximately $767,000 and were accounted for as a reduction of the proceeds.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 — Financing Arrangements and Lease Obligations

Bank Credit Facility

      On April 30, 2001, the Company entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit, and was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at the Company’s option. Due to the Company’s desire for greater flexibility in the financial covenants and the historically limited use of the credit facility, the credit facility was amended on June 20, 2002 to reduce the available commitment to $200,000,000, extend the maturity by two years to April 30, 2006, and amend certain covenants. The credit facility restricts the payment of dividends. The arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. At February 2, 2003, there were no borrowings outstanding on this credit arrangement.

Letters of Credit

      We issue letters of credit for guarantees provided for the structured lease facilities, insurance programs, import purchases and utilities. As of February 2, 2003, $47.4 million was outstanding under our letters of credit.

Operating and Capital Leases

      The Company leases substantially all of its stores, retail distribution centers, corporate offices, and certain equipment under noncancellable operating leases. The terms of the store leases, other than leases under the structured lease facilities, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2020. Certain leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. To date, the Company has paid minimal additional rent. In addition, certain leases provide for variable rent payments based on prevailing interest rates. Total operating lease rent expense incurred, net of sublease income, during fiscal 2002, 2001 and 2000 was $170,842,000, $195,107,000, and $184,317,000, respectively.

      The Company has entered into sale and leaseback transactions for several of its store locations, which included buildings and underlying land. Such assets were sold at cost and were leased back at terms similar to those of other leased stores. The Company also leases certain fixtures and equipment, computer hardware and software under capital leases.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At February 2, 2003, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2003	$174,328	$23,745
2004	204,455	20,452
2005	168,035	19,809
2006	163,324	19,928
2007	160,406	20,464
Thereafter	1,055,400	242,387

Total minimum rental commitments	$1,925,948	346,785

Less: amounts representing interest		179,778

Present value of obligations		167,007
Less: current portion		7,564

Long-term obligations		$159,443

      The operating lease payment schedule above is shown net of sublease income. Sublease income for operating and capital leases is as follows: 2003: $2,641,000; 2004: $2,457,000; 2005: $2,502,000; 2006: $2,558,000; 2007: $2,580,000, and thereafter, $12,013,000. The store operating leases represent those for open stores, closed stores, and stores to be opened in 2003 that have a lease agreement.

      In the fourth quarter of fiscal 2002, the Company entered into a purchase agreement for an aircraft that will require a final payment of approximately $18.5 million in the first quarter of fiscal 2003.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as income from leased departments within cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $8,293,000, $6,727,000 and $6,853,000 was recognized during fiscal years 2002, 2001, and 2000, respectively. Additionally, licensing fees receivable from MMI totaled $2,882,000 and $2,182,000 as of February 2, 2003 and February 3, 2002, respectively, and was included in receivables in the accompanying consolidated balance sheets.

Structured Lease Facilities

      The Company has entered into lease agreements for certain stores as part of structured lease financing. The structured lease financing facilities provide a special purpose entity, not affiliated with the Company, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with the Company, leases the completed stores to the Company for a four-year term. After the four-year term has expired, the Company is required to pay off the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. During fiscal 2001, two leasing terms expired, and as a result, the Company paid the financing remaining on one distribution center and twenty-six stores, and concurrently sold these properties to a third party and entered into lease agreements with expiration dates through 2021.

      The Company has one outstanding special purpose entity lease remaining as of February 2, 2003, which encompasses seven stores and two properties. Included in the operating leases for 2004 is the final payment of approximately $27,713,000. The lease is supported by a letter of credit issued under our revolving credit

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the lease facility.

      The FASB issued FIN No. 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interests” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, the Company’s structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, the Company would be required to consolidate the seven stores and two properties at the beginning of the third quarter of fiscal 2003, which would increase fixed assets and debt by $27,713,000, and also have an impact on depreciation expense. However, the Company may be able to restructure these leases so as not to require consolidation. The Company is also considering other options related to the disposition of these properties, and can provide no assurance that a loss or impairment charge will not be incurred due to current real estate market conditions.

Note 13 — Commitments and Contingencies

Litigation

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation (“Pet City”), including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint, prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint related to the 1996 acquisition of Pet City by PETsMART. Plaintiffs alleged misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. As a result of a series of mediations before a retired federal magistrate judge, the parties settled the case out of court in January 2003 and stipulated to a dismissal of plaintiffs’ consolidated complaint with prejudice. The dismissal order was entered by the court on February 18, 2003. Subsequent to February 2, 2003, the Company paid a settlement fee of $16,400,000, and in 2001 and 2002, the Company recorded approximately $5,000,000 and $13,200,000, respectively, for settlement fees and legal costs associated with the litigation.

      The Company is involved in various other legal proceedings that it does not believe are material to its business.

Guarantees

      The following is a summary of agreements that the Company has determined are within the scope of FIN 45, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of February 2, 2003, except as noted below.

      As permitted under Delaware law and the Company’s bylaws and certificate of incorporation, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was serving, at the request of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable recovery of a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

      The operating lease for the corporate headquarters buildings in Phoenix, Arizona expires in 2010, and the stores are under operating lease agreements that expire at various dates through 2020. In the event that the Company does not exercise its option to extend the term of these leases, the Company guarantees to restore the properties to certain conditions in place at the time of lease. The Company believes the estimated fair value of these guarantees are not material.

      As of February 2, 2003, the Company had letters of credit for guarantees of $27,713,000 for the structured lease facilities, $17,150,000 for insurance policies, $2,000,000 for capital lease agreements, $469,000 for import purchases, and $78,000 for utilities. The liabilities associated with the insurance policies and capital leases were recorded in the consolidated balance sheet as of February 2, 2003.

Note 14 — Stock Incentive Plans

Employee Stock Purchase Plan

      The Company had an Employee Stock Purchase Plan that was terminated in February 2002, after the final purchase of approximately 282,000 shares for aggregate proceeds of $1,006,000. At the Annual Shareholder Meeting held June 27, 2002, a new Employee Stock Purchase Plan (the “Plan”) was approved by the Shareholders. Under this Plan, essentially all employees with six or more months of service will be able to purchase common stock on semi-annual offering dates at 85% of the fair market value on the offering date or, if lower, at 85% of the fair market value of the shares on the exercise date. A maximum of 4,000,000 shares was authorized for purchase. The first offering period began on August 1, 2002 and the first purchase was made January 31, 2003 for a total of 186,000 shares and aggregate proceeds of $2,278,000. A total of 394,000 and 607,000 shares were purchased in fiscal 2001 and 2000, respectively, for aggregate proceeds of $1,322,000 and $1,749,000, respectively.

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

      In fiscal 1998, the Company awarded 286,000 shares under the plan and recorded approximately $3,003,000 as deferred compensation with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the five-year term of the restricted stock awards. During fiscal 2002, 2001, and 2000 approximately 9,200, 25,000 and 140,000 shares, respectively, were reacquired by the Company due to employee terminations.

      During fiscal 2002, one of the accelerated vesting targets was reached, and the Company recorded the vesting of 50% of the shares outstanding at that time or 57,625 shares. At February 2, 2003, approximately 54,000 shares were outstanding under this plan, none of which were vested.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

      The Company may grant under its 1995 Equity Incentive Plan and 1997 Equity Incentive Plan either incentive stock options, nonstatutory stock options or other stock awards to purchase up to 22,083,314 shares of common stock to employees including officers, consultants or directors of the Company, at fair market value at the date of grant. At February 2, 2003, stock options to purchase 14,493,366 shares of common stock were outstanding with exercise prices ranging from $0.72 to $28.75 per share. Options vest over a period of three to four years and expire ten years after the date of grant. As of February 2, 2003, stock options to purchase 471,000 shares of common stock were also outstanding under the Company’s 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.03 to $19.00 per share. The 1996 Non-Employee Directors Equity Plan expired on May 11, 2002, and no further options may be granted under this plan.

      Activity in all of the Company’s stock option plans is as follows (in thousands):

		Weighted
		Average Exercise
	Shares	Price per Share

Outstanding, January 30, 2000	15,786	$9.80
Granted	3,472	3.61
Exercised	(40)	1.85
Canceled	(5,262)	10.09

Outstanding, January 28, 2001	13,956	$8.09
Granted	4,244	4.03
Exercised	(847)	5.79
Canceled	(2,097)	7.97

Outstanding, February 3, 2002	15,256	$7.11
Granted	3,453	11.33
Exercised	(3,569)	6.86
Canceled	(647)	6.61

Outstanding, February 2, 2003	14,493	$8.20

      As of February 2, 2003, February 3, 2002, and January 28, 2001, the Company had 8,512 options, 8,456 options and 6,981 options exercisable, respectively.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Company’s stock options as of February 2, 2003:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 0.717 – $ 3.0	00 444	7.78	$2.44	397	$2.42
$ 3.030 – $ 3.4	70 2,763	8.02	$3.05	1,176	$3.06
$ 3.625 – $ 5.0	00 1,855	7.07	$4.20	1,163	$4.13
$ 5.219 – $ 7.1	88 473	6.00	$6.78	401	$6.93
$ 7.340 – $ 7.5	31 1,029	6.23	$7.52	953	$7.53
$ 7.563 – $ 8.4	50 1,554	5.64	$7.90	1,427	$7.85
$ 8.500 – $ 9.9	38 919	5.14	$9.39	799	$9.44
$10.375 – $10.550	2,645	8.73	$10.54	94	$10.40
$10.583 – $12.000	872	3.34	$11.69	849	$11.70
$12.083 – $15.375	1,316	5.55	$13.99	758	$14.37
$15.640 – $28.750	623	5.05	$21.26	495	$22.03

$ 0.717 – $28.75	0 14,493	6.76	$8.20	8,512	$8.31

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

Note 15 — Supplemental Schedule of Cash Flows

      Supplemental cash flow information for fiscal years 2002, 2001, and 2000 was as follows (in thousands):

	Fiscal Year

	2002	2001	2000

Interest paid	$19,260	$24,405	$23,810
Income taxes paid	$74,009	$9,427	$3,923
Conversion of subordinated notes to common stock	$174,732	$—	$—
Assets acquired using capital lease obligations	$11,263	$107,930	$11,690

Note 16 — Financial Information by Business Segment

      As of February 3, 2002, the Company had three operating segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and Internet operations, and PETsMART.com, which included the Company’s pet catalog and Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the financial results of these operating segments during the thirteen-week period ended May 5, 2002, the Company has

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable segments. As a result, all segment disclosure information for fiscal 2001 and 2000 have been revised to reflect the current single reportable segment.

Note 17 — Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal Year Ended February 2, 2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$645,788	$651,466	$657,406	$740,524
Gross profit(1)	181,538	186,391	191,614	228,497
Operating income(2)	41,104	39,783	37,012	53,947
Income before income tax expense(2)	36,302	34,970	32,907	49,634
Net income	$22,145	$21,509	$20,649	$24,552

Earnings per common share — basic:
Net income	$0.18	$0.16	$0.15	$0.18

Earnings per common share — diluted:
Net income	$0.17	$0.15	$0.14	$0.17

Weighted average common and common equivalent shares outstanding — basic	125,561	133,718	137,839	139,292

Weighted average common and common equivalent shares outstanding — diluted	138,389	139,853	143,994	144,717

	First	Second	Third	Fourth
Fiscal Year Ended February 3, 2002	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$582,198	$582,433	$598,615	$737,766
Gross profit(1)	149,692	148,051	160,810	214,932
Operating income (loss)(2)	6,737	(7,627)	14,242	57,320
Income (loss) before income tax expense and minority interest(2)	1,145	(13,744)	9,239	48,603
Minority interest in subsidiary loss	583	720	462	531
Net income	$1,236	$2,818	$5,817	$29,696

Earnings per common share — basic:
Net income	$0.01	$0.03	$0.05	$0.26

Earnings per common share — diluted:
Net income	$0.01	$0.02	$0.05	$0.23

Weighted average common and common equivalent shares outstanding — basic	111,511	111,657	111,890	112,346

Weighted average common and common equivalent shares outstanding — diluted	111,888	113,636	114,398	135,822

(1)	In 2000 and 2001, we reclassified certain warehousing and distribution costs related to our PETsMART Direct operations to cost of sales. Also, in 2000 and 2001 and in the first quarter of 2002, we reclassified certain costs of payroll, fringe benefits and supplies relating to our training and PETsHOTEL services, to cost of sales. These costs had been classified in prior periods as operating expenses.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” as of August 4, 2002, and as a result, reclassified the gain on early extinguishment of debt of $1.2 million and $4.7 million for 2001 and 2000, respectively, as a reduction to general and administrative expenses. We also reclassified the related income tax expense of $0.5 million and $1.9 million for 2001 and 2000, respectively, to income tax expense.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.
Phoenix, Arizona

      We have audited the consolidated financial statements of PETsMART, Inc. and subsidiaries (the “Company”) as of February 2, 2003 and February 3, 2002 and for each of the three fiscal years in the period ended February 2, 2003, and have issued our report thereon dated March 4, 2003, (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of a new accounting principle in fiscal 2002); such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)(2). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

March 4, 2003

SCHEDULE II

PETsMART, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charged to		End
Description	of Period	Expense	Deductions	of Period

	(In thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Merchandise inventories:
Fiscal year 2000, Lower of cost or market allowance	$2,516	$6,201	$(4,428)	$4,289

Fiscal year 2001, Lower of cost or market allowance	$4,289	$3,078	$(4,366)	$3,001

Fiscal year 2002, Lower of cost or market allowance	$3,001	$1,703	$(3,292)	$1,412

APPENDIX A

PETsMART SELECTED HISTORICAL FINANCIAL DATA(1)

	Fiscal Year Ended(2)

	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001	Jan. 30, 2000	Jan. 31, 1999

	(In thousands, except per share amounts and operating data)
Historical Statement of Operations Data:
Net sales	$2,695,184	$2,501,012	$2,224,222	$2,110,316	$2,109,322

Gross profit	788,040	673,485	528,994	551,241	509,694
Operating expenses	498,343	483,657	423,550	400,753	390,285
General and administrative expenses	117,851	119,156	80,196	62,681	61,094
Loss on disposal of subsidiary	—	—	—	45,669	—
Merger and business integration costs	—	—	—	—	(1,808)

Operating income	171,846	70,672	25,248	42,138	60,123
Interest income	2,803	2,007	2,769	2,862	3,092
Interest expense	(20,836)	(27,436)	(23,385)	(22,756)	(24,109)

Income before equity loss in PETsMART.com, income tax expense, minority interest, and cumulative effect of a change in accounting principle	153,813	45,243	4,632	22,244	39,106
Equity loss in PETsMART.com	—	—	(33,109)	(29,061)	—
Net income (loss)(3)	$88,855	$39,567	$(30,904)	$(32,422)	$23,269

Earnings Per Share Data:
Income (loss) per share — basic before cumulative effect of a change in accounting principle	$0.66	$0.35	$(0.28)	$(0.28)	$0.20
Income (loss) per share — diluted before cumulative effect of a change in accounting principle	$0.63	$0.35	$(0.28)	$(0.28)	$0.20
Net income (loss) per share — basic	$0.66	$0.35	$(0.28)	$(0.28)	$0.20
Net income (loss) per share — diluted	$0.63	$0.35	$(0.28)	$(0.28)	$0.20
Weighted average number of common shares outstanding — basic	134,148	112,006	111,351	114,940	116,281
Weighted average number of common and common equivalent shares outstanding — diluted	141,682	114,067	111,351	114,940	117,085
Selected Operating Data:(8)
Stores open at end of period	583	560	533	484	534
Average square footage(4)	13,943,338	13,482,074	13,234,699	12,075,561	11,417,473
Net sales per square foot(5)	$188.69	$177.28	$160.80	$163.16	$174.94
Net sales growth	7.8%	12.4%	5.4%	0.0%	17.8%
Increase in comparable store sales(6)	9.6%	6.5%	1.4%	4.6%	6.3%

	Fiscal Year Ended(2)

	Feb. 2, 2003	Feb. 3, 2002	Jan. 28, 2001	Jan. 30, 2000	Jan. 31, 1999

	(In thousands, except per share amounts and operating data)
Selected Balance Sheet Data:(8)
Merchandise inventories	$257,090	$271,342	$322,462	$377,298	$336,058
Working capital	$292,947	$200,642	$195,050	$280,311	$296,307
Total assets	$1,158,856	$961,103	$782,147	$835,390	$931,999
Total debt(7)	$167,007	$341,387	$253,936	$276,544	$296,205
Total stockholders’ equity	$681,199	$325,806	$280,579	$314,424	$364,818
Current ratio	2.02	1.73	1.83	2.18	2.10
Long-term debt-to-equity	23%	101%	87%	84%	77%
Total debt-to-capital	20%	51%	48%	47%	45%

(1)	Certain items have been reclassified to conform to current year presentation.

(2)	Fiscal 2001 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Includes a $528,000 charge in fiscal 1999 for the cumulative effect of a change in accounting principle, net of income tax benefit. Fiscal year 2000 includes an allocation of losses for minority interest in PETsMART.com of $300,000. Fiscal year 2001 includes an allocation of losses for minority interest in PETsMART.com of $2,296,000.

(4)	Average square footage is the mathematical average of square footage at the beginning of the year and square footage at the end of the year, and includes the square footage used by the veterinary hospitals.

(5)	Net sales per square foot are calculated by dividing net sales, excluding catalog and Internet sales, by average square footage. Catalog and Internet sales for fiscal 2002, 2001, 2000, 1999 and 1998 were $64,216,000, $110,889,000, $96,042,000, $106,403,000, and $103,873,000, respectively. Net sales per square foot may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. Management believes that this presentation provides useful information to investors regarding the results of operations of our stores.

(6)	North American retail stores only, excludes catalog and Internet sales in all periods, and includes only stores open at least 52 weeks. Fiscal 2001 data has been adjusted to reflect the first 52 weeks of the 53-week fiscal year.

(7)	Includes capital lease obligations.

(8)	U.K. subsidiary was sold during fiscal 1999, and is excluded entirely from the related 1999 selected operating and balance sheet data presented except for stockholders’ equity data. Data for fiscal 1998 includes the U.K. subsidiary.

PETsMART, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4*	Bylaws of PETsMART, as amended.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(4)	Form of Stock Certificate.
4.3(5)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
10.1(6)	Form of Indemnity Agreement between PETsMART and its Directors and Officers.
10.2*†	1995 Equity Incentive Plan, as amended.
10.3†(7)	1996 Non-Employee Directors’ Equity Plan, as amended.
10.4*†	1997 Equity Incentive Plan, as amended.
10.5†(8)	2002 Employee Stock Purchase Plan.
10.6(9)	Form of Restricted Stock Bonuses.
10.7*	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of April 30, 2001, as amended.
10.8(10)	Form of Stock Pledge Agreement and Promissory Note with executive officers.
10.9(11)	Form of Promissory Note with executive officers.
10.10*†	Non-Qualified Deferred Compensation Plan, as amended.
10.11*†	Executive Short Term Incentive Plan, as amended.
10.12*	Employment Agreement, between PETsMART and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer.
10.13*	Employment Agreement, between PETsMART and Robert F. Moran, President and Chief Operating Officer.
10.14(12)	Offer Letter, between PETsMART and Timothy E. Kullman, Senior Vice President, Chief Financial Officer.
10.15*	Form of Offer Letter between PETsMART and executive officers.
10.16*	Executive Change in Control and Severance Benefit Plan.
23.1*	Consent of Deloitte & Touche LLP, Independent Auditors.
23.2*	Consent of PricewaterhouseCoopers LLP, Independent Accountants.
99.1*	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2*	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(5)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(6)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(7)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(8)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(9)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(10)	Incorporated by reference to Exhibit 10.8 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(11)	Incorporated by reference to Exhibit 10.9 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(12)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.