Form 10-Q
period 2003-05-04
PETSMART INC
filed 2003-06-18
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 4, 2003

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

(1) Yes ☑	No☐
(2) Yes ☑	No☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes  ☑   No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 141,510,871 Shares at May 28, 2003

PETsMART, Inc.
INDEX

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of PETsMART, Inc. and subsidiaries as of May 4, 2003, and the related consolidated statements of operations and cash flows for the 13 week periods ended May 4, 2003 and May 5, 2002. These financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of February 2, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 4, 2003, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 2, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche, LLP
Phoenix, Arizona
May 28, 2003

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 4,
	2003	February 2,
	(Unaudited)	2003

Assets
Cash and cash equivalents	$217,275	$253,936
Receivables, net	9,963	9,657
Merchandise inventories	288,325	257,090
Deferred income taxes	29,072	29,072
Prepaid expenses and other current assets	30,982	31,656

Total current assets	575,617	581,411
Property and equipment, net	519,017	489,947
Investments	33,694	33,694
Deferred income taxes	24,890	25,798
Goodwill, net	14,422	14,422
Intangible assets, net	2,790	2,838
Other assets	11,964	10,746

Total assets	$1,182,394	$1,158,856

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$116,753	$102,169
Accrued payroll, bonus, and employee benefits	51,337	70,256
Accrued occupancy expenses	25,245	24,285
Current maturities of capital lease obligations	4,806	7,564
Other accrued expenses	77,128	84,190

Total current liabilities	275,269	288,464
Accrued merger, business integration and restructuring costs	1,892	1,868
Capital lease obligations	158,585	159,443
Deferred rents and other liabilities	30,496	27,882

Total liabilities	466,242	477,657

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 141,333 and 139,914 shares issued	14	14
Additional paid-in capital	658,865	642,767
Deferred compensation	(7,695)	(19)
Retained earnings	64,848	40,239
Accumulated other comprehensive income/(loss)	120	(1,802)

Total stockholders’ equity	716,152	681,199

Total liabilities and stockholders’ equity	$1,182,394	$1,158,856

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended

	May 4, 2003	May 5, 2002

Net sales	$696,798	$645,788
Cost of sales	491,179	464,250

Gross profit	205,619	181,538
Operating expenses	131,827	116,511
General and administrative expenses	29,312	23,923

Operating income	44,480	41,104
Interest income	562	647
Interest expense	(4,863)	(5,449)

Income before income tax expense	40,179	36,302
Income tax expense	15,569	14,157

Net income	$24,610	$22,145

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,922	175

Comprehensive income	$26,532	$22,320

Earnings per common share:
Basic	$0.18	$0.18

Diluted	$0.17	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 13 weeks ended

	May 4,	May 5,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$24,610	$22,145
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	21,755	17,482
Deferred income taxes	908	—
Loss on disposal of property and equipment	3,406	1,276
Capital assets received through vendor resolution	(506)	(835)
Tax benefit from exercise of stock options	2,532	433
Changes in assets and liabilities:
Receivables, net	111	12,343
Merchandise inventories	(30,503)	(5,989)
Prepaid expenses and other current assets	759	(35)
Other assets	(1,219)	646
Accounts payable	17,994	8,678
Accrued payroll, bonus, and employee benefits	(18,786)	(15,057)
Accrued occupancy expenses	950	(347)
Accrued merger, business integration and restructuring costs	24	(257)
Other accrued expenses	(8,932)	(6,417)
Deferred rents and other liabilities	2,604	(1,020)

Net cash provided by operating activities	15,707	33,046

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(50,514)	(40,018)
Investment in PETsMART.com	—	(9,475)
Proceeds from sales of property and equipment	66	555

Net cash used in investing activities	(50,448)	(48,938)

CASH FLOWS (USED IN) PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	5,362	6,607
Notes and interest receivable from officers, net of payments	—	(578)
Purchases of subordinated convertible notes	—	(275)
Payments on capital lease obligations	(4,050)	(3,090)
(Decrease) increase in bank overdraft	(3,283)	2,945

Net cash (used in) provided by financing activities	(1,971)	5,609

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	51	62

DECREASE IN CASH AND CASH EQUIVALENTS	(36,661)	(10,221)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253,936	137,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$217,275	$126,890

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 – GENERAL:

     PETsMART, Inc., including subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets, and offers fish, birds, reptiles and small animals. As of May 4, 2003, the Company operated 600 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet Hospital™, PETsMART makes full-service veterinary care available in approximately 300 of its stores. Through its direct marketing channels, PETsMART is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

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

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 4, 2003, are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended February 2, 2003, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 18, 2003.

NOTE 2 – INTANGIBLE ASSETS:

     Intangible assets consisted solely of trademarks, that have an estimated useful life of 15 years. Changes in the carrying amount for the thirteen weeks ended May 4, 2003, was as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 2, 2003	$4,772	$(1,934)	$2,838
Additions	37	(85)	(48)

Balance, May 4, 2003	$4,809	$(2,019)	$2,790

     Amortization expense for the intangible assets was $85,000 during the thirteen weeks ended May 4, 2003. The Company estimates the amortization expense to be approximately $213,000 for the remainder of the year. For fiscal years 2004 through 2008, the Company estimates the amortization expense to be approximately $284,000 each year.

NOTE 3 – RESTRUCTURE RESERVE:

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

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

Opening balance	$1,868	$3,357
Charges	180	—
Payments	(156)	(257)

Ending balance	$1,892	$3,100

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 4 – COMPREHENSIVE INCOME:

     The income tax expense related to the foreign currency translation adjustment was approximately $908,000 and $112,000 for the thirteen weeks ended May 4, 2003, and May 5, 2002, respectively.

NOTE 5 – EMPLOYEE BENEFIT PLANS:

     During the thirteen weeks ended May 4, 2003, the Company gave certain executives shares of restricted stock pursuant to the provisions of the 1997 Equity Incentive Plan. The Company awarded 557,000 shares which will vest on the fourth year anniversary of the date of the award provided the executive is continuously employed through such anniversary. Deferred compensation of approximately $8,278,000 was recorded, with an offsetting credit to additional paid-in capital. Such deferred compensation will be amortized ratably over the four-year term. As of May 4, 2003, 552,000 shares were outstanding.

     As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees.

     The Company has stock option plans, a restricted stock bonus plan, as well as an employee stock purchase plan. The Company accounts for those plans under APB Opinion No. 25, and related interpretations. No compensation cost is reflected in net income for the stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records deferred compensation expense for the restricted stock ratably over the four-year term. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options, restricted stock, and employee stock purchases (in thousands, except per share data).

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

Net income, as reported	$24,610	$22,145
Less: Compensation expense for option awards determined by the fair value based method, net of related tax effects	(2,823)	(1,893)

Pro forma net income	$21,787	$20,252

Net income per share
Basic:
Net income, as reported	$0.18	$0.18

Pro forma net income	$0.16	$0.16

Diluted:
Net income, as reported	$0.17	$0.17

Pro forma net income	$0.15	$0.15

     The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in the first quarter of fiscal 2003 and 2002, respectively: dividend yield of 0.00% in both quarters; expected volatility of 63.0 percent in both quarters; risk-free interest rates of 1.25 to 3.92 percent, and 2.33 to 5.11 percent, respectively; and expected lives of 1.58 years in both quarters. The weighted average fair value of options granted during the first quarter of fiscal 2003 and 2002 was $7.36 and $5.55, respectively.

NOTE 6 – EARNINGS PER SHARE:

     To calculate basic earnings per share, the Company divides net income by the number of weighted average common shares outstanding during each period. To calculate diluted earnings per share, the Company divides net income by the number of weighted average common shares outstanding during the period, after adjusting for dilutive stock options and dilutive common shares assumed to be issued on conversion of the Company’s 6 -3/4% Subordinated Convertible Notes (the “Notes”). Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended May 4, 2003, and May 5, 2002, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended

	May 4, 2003			May 5, 2002

		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount

Net income per common share – basic	$24,610	140,222	$0.18	$22,145	125,561	$0.18
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	—	4,416	(0.01)	694	12,828	(0.01)

Net income per common share – diluted	$24,610	144,638	$0.17	$22,839	138,389	$0.17

     During February and March 2002, the remaining balance of the Notes was called for redemption, resulting in the repurchase of Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company included these shares in the calculation of diluted earnings per share for the thirteen weeks ended May 5, 2002.

NOTE 7 – SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the thirteen weeks ended May 4, 2003, and May 5, 2002, was as follows (in thousands):

	Thirteen Weeks Ended

	May 4,	May 5,
	2003	2002

Interest paid	$4,506	$5,087
Income taxes (refund)/paid, net of refunds	$(25)	$21,969
Conversion of subordinated notes to common stock	$—	$174,732

NOTE 8 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     On January 17, 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, the structured lease financing facilities may involve a variable interest entity of which the Company is the primary beneficiary. If so determined, the Company would be required to consolidate the seven stores and two properties at the beginning of the third quarter for 2003, which would increase fixed assets and debt by $27,713,000, and also have an impact on depreciation expense. In late April 2003, the Company made the decision to purchase the two properties in the second quarter 2003, and based on current appraisals, recorded a $1,700,000 loss in the consolidated financial statements. The Company is considering options related to the disposition of the seven stores, including their purchase or sale, and the Company does not anticipate that an additional loss or impairment charge will be incurred.

     In June 2002, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, the Company charged costs associated with store closures to operations upon commitment to close a store. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of contractual sub-lease income and are recorded in general and administrative expense in the accompanying statements of operations. The adoption of this statement did not have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS No. 148 during the thirteen weeks ended May 4, 2003 (See Note 5).

     In January 2003, the FASB’s Emerging Issues Task Force, (“EITF”), reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. The Company records cooperative promotional income as a reduction of operating expenses. During the thirteen weeks ended May 4, 2003 and May 5, 2002, the Company recorded approximately $2,837,000 and $2,771,000, respectively, for cooperative promotional income. The Company adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002 during the first quarter of fiscal 2003, and the adoption did not have a material impact on the consolidated financial statements.

NOTE 9 – CONTINGENCIES:

Litigation

     The Company is involved in various legal proceedings that it does not believe are material to its business.

Guarantees

     In November 2002, the FASB issued FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” Among other things, the interpretation requires guarantors to recognize, at fair value, their obligations to stand ready to perform under certain guarantees. FIN 45 is effective for guarantees issued or modified on or after January 1, 2003.

     Following is a summary of agreements the Company has determined are within the scope of FIN 45. The Company specifically grandfathered these agreements because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of May 4, 2003, except as noted below.

     As permitted under Delaware law and the Company’s bylaws and certificate of incorporation, the Company has agreements to indemnify its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the request of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable the Company to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage, and subject to certain retention, loss limits and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability or amount of coverage without expensive and time-consuming litigation against the insurers.

     The operating lease for the corporate headquarters buildings in Phoenix, Arizona, expires in 2010, and its stores are under operating lease agreements that expire at various dates through 2020. In the event the Company does not exercise its option to extend the term of these leases, the Company had guaranteed to restore the properties to certain conditions in place at the time of lease. The Company believes the estimated fair value of these guarantees are not material.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     As of May 4, 2003, the Company had letters of credit for guarantees of $27,713,000 for structured lease facilities, $20,650,000 for insurance policies, $2,000,000 for capital lease agreements, $1,167,000 for import purchases, and $77,000 for utilities. The liabilities associated with the insurance policies and capital leases were recorded in the consolidated balance sheet as of February 2, 2003. During the thirteen weeks ended May 4, 2003, the Company had no modifications to existing guarantees, or entered into any new guarantees that materially impacted its consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully implement our strategy of reformatting existing stores and opening new stores our results of operations would be harmed;

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;

•	Our operating margins at new stores may be lower than those of existing stores;

•	A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;

•	If our information systems fail to perform as designed, our business could be harmed;

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;

•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and with the timing of new store openings;

•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner could harm our business;

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;

•	Our international operations may result in additional market risks, which may harm our business;

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;

•	If we need to raise additional capital, and we were unable to do so on acceptable terms, our business would be harmed;

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business;

•	Our business exposes us to claims which could result in adverse publicity, harm our brand and reduce our sales;

•	Pending legislation, weather, disease or other factors could disrupt the supply of small pets we sell, which could harm our reputation and decrease sales;

•	Fluctuations in the stock market as well as general economic and market conditions may harm the market price of our common stock; and

•	We have implemented some anti-takeover provisions, including a stockholder rights plan, that may prevent or delay an acquisition of us that might be beneficial to our stockholders.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2002 fiscal year ended February 2, 2003, filed with the Securities and Exchange Commission on April 18, 2003, which is incorporated herein by reference.

Overview

     Based on our 2002 sales of $2.7 billion, we are North America’s leading provider of products, services, and solutions for the lifetime needs of pets. As of May 4, 2003, we operated 600 retail stores, typically ranging in size from 19,000 to 26,000 square feet. We also reach customers through our direct marketing channels, including PETsMART.com, the Internet’s most popular pet e-commerce site, two major branded catalogs, and a web site dedicated to equine products.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. In addition, through our strategic relationship with Banfield, The Pet Hospital™, we offer full service veterinary care in approximately 300 of our stores.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an on-going basis, we evaluate our estimates for reserves for store closures, inventory shrinkage, and insurance liabilities and other reserves. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Inventory Shrinkage Reserves

     Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores that will have certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period, we estimate the inventory shrinkage reserve for uninventoried sales based on a two-year historical trend analysis by store. We experienced favorable results when the shrink associated with the actual stores inventoried during the first quarter of 2003 had less actual shrinkage expense than the estimated shrinkage accrual for those stores. As of May 4, 2003, and February 2, 2003, we recorded approximately $8.6 million and $10.2 million, respectively, for inventory shrinkage reserves.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are underperforming. We establish reserves for future rental payments on closed stores and terminated subleases in the period that the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in general and administrative expenses. We calculate the costs for future rental payments associated with closed stores by using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges to the current stores will not be required based on the changing real estate environment.

     As of May 4, 2003, and February 2, 2003, we had 19 and 18 stores included in our closed store reserves, of which eight and nine were under sublease agreements, respectively. We have assumed that as of May 4, 2003, eight stores will have sublease income in future periods, which represents a reduction to the accrual of $22.7 million. If these sublease assumptions were moved out a year later, the reserve would be increased by approximately $1.4 million. We closed two stores in both the thirteen weeks ended May 4, 2003, and the thirteen weeks ended May 5, 2002. We anticipate closing five more stores during the remainder of 2003. As of May 4, 2003, and February 2, 2003, the total remaining gross rents for such closed stores was $51.8 million and $46.5 million, respectively, which was reduced by expected sublease income of $40.2 million and $37.2 million, respectively, for a net balance of approximately $11.6 million and $9.3 million, respectively, for closed store reserves.

Insurance Liabilities and Reserves

     We maintain standard property and casualty insurance on all of our properties, product liability insurance that covers products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $0.25 million for each policy per occurrence. We establish reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of May 4, 2003, and February 2, 2003, approximately $22.7 million and $22.1 million, respectively, in reserves were recorded related to casualty and workers compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances at May 4, 2003, and February 2, 2003, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

Results of Operations

     The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended

	May 4, 2003	May 5, 2002

Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales(1)	70.5	71.9

Gross profit(1)	29.5	28.1
Operating expenses(1)	18.9	18.0
General and administrative expenses	4.2	3.7

Operating income	6.4	6.4
Interest income	0.1	0.1
Interest expense	(0.7)	(0.9)

Income before income tax expense	5.8	5.6
Income tax expense	2.3	2.2

Net income	3.5%	3.4%

(1) In the first quarter 2002, we reclassified to cost of sales certain costs of payroll, fringe benefits and supplies relating to our training and PETsHOTEL services. These costs had been classified as operating expenses.

Thirteen Weeks Ended May 4, 2003, Compared with Thirteen Weeks Ended May 5, 2002

Net Sales

     Net sales increased $51.0 million, or 7.9%, to $696.8 million for the first quarter 2003, from first quarter 2002 sales of $645.8 million. Store sales increased by $45.9 million as a result of 37 additional net stores since May 5, 2002, and a 4.8% increase in comparable store sales. Services sales, which includes grooming, training and our three PETsMART PETsHOTEL™ operations, increased by 22.3%, or $8.3 million, due to higher volume. The increases were partially offset by a decrease in direct marketing channel sales of $3.2 million, due primarily to lower volumes in pet catalog sales.

Gross Profit

     Gross profit increased as a percentage of net sales to 29.5% for the first quarter 2003, from 28.1% for the first quarter 2002. The increase primarily reflected lower product costs and lower inventory shrinkage. Increased sales of higher margin products for the first quarter 2003, compared with the first quarter 2002, contributed slightly to the higher gross profit.

Operating Expenses

     Operating expenses increased as a percentage of net sales to 18.9% for the first quarter 2003, from 18.0% for the first quarter 2002. As a percentage of sales, increases in advertising as well as group insurance and workers compensation and preopening expenses, drove the increase in the first quarter 2003, compared with the same period in 2002. As a percent of sales, advertising expense was higher due to the an increase in media advertising, as well as grand opening expense associated with more new stores in the first quarter 2003 compared with the same period in 2002. Increases in claims, medical costs, and participation contributed to the increase in group insurance and workers compensation. Preopening expenses were higher due to the opening of 19 stores in the first quarter 2003, compared with five stores in the first quarter 2002.

General and Administrative Expenses

     General and administrative expenses increased as a percentage of net sales to 4.2% for the first quarter 2003, from 3.7% for the first quarter 2002, primarily due to increased expenses associated with closed stores and the write down of properties. Although we closed two stores in both the first quarter 2002 and the first quarter 2003, the higher expense in the first quarter 2003 was driven by a timing difference due to the application of SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” For the two stores closed in the first quarter 2002, the plan to close the store, and the related expense recognition, took place at the end of fiscal 2001. In the thirteen weeks ended May 4, 2003, we adopted SFAS No. 146 which requires us to record closed store expense in the period that the store is actually closed. Therefore, the closed store expense in the thirteen weeks ended May 4, 2003 was higher in comparison to the same period in 2002. As of May 4, 2003, we have one outstanding special purpose entity lease remaining that encompasses seven stores and two properties. Under recent accounting pronouncements, we will be required to consolidate these assets and the related debt at the beginning of the third quarter 2003.

We are considering options related to the seven stores, including their purchase or sale. In late April 2003, we made the decision to purchase the two properties during the second quarter 2003. Based on current appraisals, we recorded a loss of $1.7 million on these assets in the first quarter 2003, which contributed to the increase in general and administrative expenses for the first quarter 2003 compared with the first quarter 2002.

Interest Expense

     Interest expense decreased to $4.9 million for the thirteen weeks ended May 4, 2003, from $5.4 million for the thirteen weeks ended May 5, 2002. The decrease was primarily due to the retirement and conversion of our 6 - 3/4% Subordinated Convertible Notes due 2004, during the thirteen weeks ended May 5, 2002. For the thirteen weeks ended May 4, 2003, interest expense primarily relates to interest on our capital leases.

Income Tax Expense

     In the first quarter 2003, the $15.6 million income tax expense represents an effective rate of 38.75%, compared with the first quarter 2002 income tax expense of $14.2 million which represents an effective tax rate of 39.0%.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     Cash provided by operations decreased $17.3 million to $15.7 million in the first quarter 2003, compared with $33.0 million in the first quarter 2002. The decrease was driven by changes in assets and liabilities, primarily an increase in inventory, partially offset by higher net income and depreciation and amortization. The increase in inventory related to the opening of 19 stores in the first quarter 2003, compared with five stores in the first quarter 2002. Average retail store inventory, which represents total ending inventory divided by the open stores at the end of the period, decreased to approximately $0.48 million per store as of May 4, 2003, compared with approximately $0.49 million per store as of May 5, 2002.

     Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 40.5% as of May 4, 2003, compared with 39.7% as of February 2, 2003. Inventory balances were $288.3 million as of May 4, 2003, and $257.1 million as of February 2, 2003. Average retail store inventory increased to approximately $0.48 million per store as of May 4, 2003, compared with approximately $0.44 million per store as of February 2, 2003. The increase over year-end reflects the replenishment of inventory after high year-end sales. We continue to gain favorable efficiencies in stores served by forward distribution centers, as well as lower inventory levels in stores with our new store format. With six forward distribution centers, the majority of our store base is being served by forward distribution centers, and approximately 78% of our stores are operating under the new store format.

     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores to our new store format, and expenditures associated with the equipment and computer software in support of our system initiatives. During the first quarter 2003, we incurred $50.5 million in capital expenditures, compared with $40.0 million for the same period in 2002. The increase in spending was primarily due to the acquisition of a corporate airplane, as well as spending related to our new stores and store reformatting initiatives.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 19 new stores, closed two stores, and reformatted approximately 49 stores in the first quarter 2003. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.2 million in sales. We expect new stores to generate comparable store sales growth in the range of 17% to 19% in year two, 12% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. To convert a store to our new store format costs approximately $0.2 million per store. Based on our current plan for approximately 60 net new stores and approximately 140 reformatted stores during 2003, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $165.0 to $175.0 million for 2003.

     We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, make scheduled debt payments, and refinance indebtedness, depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately 6 years as of May 4, 2003), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate that the timing of new store openings, related preopening costs, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We charge preopening costs associated with each new location to expense as the costs are incurred.

Capital Leases and Off Balance Sheet Arrangements

Operating and Capital Lease Commitments

     The following table summarizes our contractual obligations, net of estimated sublease income, at May 4, 2003, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

	Remaining	2004 &	2006 &	2008 and
Contractual Obligation	2003	2005	2007	Beyond	Total

Operating lease obligations	$131,413	$378,609	$330,140	$1,083,817	$1,923,979
Capital lease obligations(1)	15,294	39,087	39,189	238,417	331,987

Total	$146,707	$417,696	$369,329	$1,322,234	$2,255,966

(1) Includes $176.2 million in interest.

     The operating lease payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases is as follows: 2003: $2,178,000; 2004 and 2005: $5,955,000; 2006 and 2007: $5,864,000; 2008 and beyond: $14,969,000.

Letters of Credit

     We issue letters of credit for guarantees provided for the structured lease facilities, insurance programs, import purchases and utilities. As of May 4, 2003, $51.6 million was outstanding under our letters of credit.

Structured Lease Facilities

     We have entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provide a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction has been completed, another special purpose entity, also not affiliated with us, leases the completed stores to us for a four-year term. After the four-year term has expired, we are required to pay the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. Each special purpose entity was created specifically to hold the properties. They engage in no other business activity. This synthetic lease structure benefits us by providing a cost of financing lower than a traditional mortgage loan; offering greater flexibility in constructing the stores and allowing us to retain control over the properties without purchasing them.

     We have one outstanding special purpose entity lease remaining as of May 4, 2003, which encompasses seven stores and two properties. Included in the operating leases for 2004 is the final payment of approximately $27.7 million. The lease is supported by a letter of credit issued under our revolving credit facility, which contains certain terms with which we must comply. There are no substantive financial covenants associated with the lease facility.

     The FASB, issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” or FIN 46, an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interests” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, our structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, we would be required to consolidate the seven stores and two properties at the beginning of the third quarter of 2003, which would increase fixed assets and debt by $27.7 million, and also have an impact on depreciation expense. In late April 2003, we made the decision to purchase the two properties during the second quarter 2003, and based on current appraisals, we recorded $1.7 million loss in the consolidated financial statements. We are considering options related to the disposition of the seven stores, including their purchase or sale, and we do not anticipate that an additional loss or impairment charge will be incurred.

     On June 12, 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The buyer of the properties paid all principal amounts owing on the financing, and we paid all accrued interest of approximately $2.2 million. No material gain or loss was recorded by us in this transaction. We have entered into operating lease agreements for the seven stores with the third party buyer.

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half our stores, under the name Banfield, The Pet Hospital™. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of May 4, 2003, we owned approximately 15% of the voting stock, and approximately 31% of the combined voting and non-voting stock of MMIH. The voting convertible preferred stock may be converted into voting common stock at any time, at the option of the holder. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $2.2 million and $1.8 million during the first quarter of 2003 and 2002, respectively. Licensing fees receivable from MMI totaled $1.1 million and $2.9 million at May 4, 2003, and February 2, 2003, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

On June 20, 2002, we amended our credit facility to reduce the available commitment to $200.0 million, extend the maturity by two years to April 30, 2006, and amended certain covenants. The credit facility permits us to pay dividends, so long as we maintain a specified level of availability under the facility. As of May 4, 2003, we maintained the excess availability necessary to pay dividends. The arrangement is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter of 0.375% of the unused amount of the credit facility. As of May 4, 2003, we had no borrowings outstanding under the credit facility, however, we issue letters of credit for guarantees provided for the structured lease facilities, insurance programs, import purchases and utilities. As of May 4, 2003, $51.6 million was outstanding under our letters of credit.

Seasonality and Inflation

     Our business is subject to seasonal fluctuations and we typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year.

     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially harm our net sales or results of operations.

Recent Accounting Pronouncements

     The FASB issued FIN 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of the variable interest entity of which it is the primary beneficiary. As currently constituted, our structured lease financing facilities may involve a variable interest entity of which we are the primary beneficiary. If so determined, we would be required to consolidate the seven stores and two properties at the beginning of the third quarter for 2003, which would increase fixed assets and debt by $27.7 million, and also have an impact on depreciation expense. In late April 2003, we made the decision to purchase the two properties in the second quarter 2003, and based on current appraisals, we recorded a $1.7 million loss in the consolidated financial statements. We are considering options related to the disposition of the seven stores, including their purchase or sale, and we do not anticipate that an additional loss or impairment charge will be incurred.

     In June 2002, the FASB issued SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, we charged costs associated with store closures to operations upon commitment to close a store. Store closing costs consist of lease obligations, property taxes and common area maintenance costs, net of contractual sub-lease income and are recorded in general and administrative expense in the accompanying statements of operations. The adoption of this statement did not have a material impact on our consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation, to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the interim disclosure provisions of SFAS No. 148 during the thirteen weeks ended May 4, 2003.

     In January 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” EITF 02-16 provides guidance on how a customer should account for cash consideration received from a vendor. The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require all amounts received from vendors to be accounted for as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. During the thirteen weeks ended May 4, 2003 and May 5, 2002, we recorded approximately $2.8 million and $2.8 million, respectively, for cooperative promotional income. We adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002 during the first quarter of fiscal 2003, and the adoption did not have a material impact on our consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

     We use long- and short-term bank borrowings to finance the working capital and capital requirements of the business. We use a revolving line of credit to support seasonal working capital needs. There were no borrowings during the first quarter 2003 or 2002. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency, and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $16.3 million, or 2.3%, of our revenues for first quarter 2003, were denominated in the Canadian dollar. We record transaction gains and losses on United States dollar denominated transactions within general and administrative expenses in the consolidated statements of operations. For the first quarter 2003, we recorded approximately $1.0 million in exchange loss.

Item 4. Controls and Procedures

     We evaluated the design and operation of our disclosure controls and procedures to determine whether they are effective in ensuring that we disclose the required information in a timely manner and in accordance with the Securities Exchange Act of 1934, as amended, or Exchange Act, and the rules and forms of the Securities and Exchange Commission. Management, including our principal executive officer and principal financial officer, supervised and participated in the evaluation. The evaluation was completed within the 90-day period prior to the filing of this Quarterly Report on Form 10-Q. The principal executive officer and principal financial officer concluded, based on their review, that our disclosure controls and procedures, as defined by Exchange Act Rules 13a-14(c) and 15d-14(c), are effective and ensure that we disclose the required information in reports that we file under the Exchange Act and that the filings are recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. No significant changes were made to our internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the first quarter of 2003 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. There were no non-audit services approved by the Audit Committee in the first quarter of 2003.

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

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 16, 2003	PETsMART, Inc.,

/s/ Timothy E. Kullman Timothy E. Kullman Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: June 16, 2003	/s/ Mark D. Mumford Mark D. Mumford Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

CERTIFICATIONS

I, Philip L. Francis, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.,;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Philip L. Francis Philip L. Francis Chairman of the Board of Directors and Chief Executive Officer (Principal Executive Officer)

I, Timothy E. Kullman, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of PETsMART, Inc.,;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

6.	The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: June 16, 2003

/s/ Timothy E. Kullman
Timothy E. Kullman Senior Vice President and Chief Financial Officer (Principal Financial Officer)

Exhibit 99.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 99.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.