Form 10-Q
period 2003-11-02
PETSMART INC
filed 2003-12-10
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended November 2, 2003

OR

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from _____________ to _____________

Commission file number: 0-21888

PETsMART, INC.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)

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

Common Stock, $.0001 Par Value, 143,033,758 Shares at December 2, 2003

PETsMART, Inc.
INDEX

INDEPENDENT ACCOUNTANTS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of PETsMART, Inc. and subsidiaries as of November 2, 2003, and the related consolidated statements of operations for the 13 week and 39 week periods ended November 2, 2003 and November 3, 2002, and of cash flows for the 39 week periods ended November 2, 2003 and November 3, 2002. These financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche, LLP

Phoenix, Arizona
December 9, 2003

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	November 2,	February 2,
	2003	2003
	(Unaudited)

Assets
Cash and cash equivalents	$234,349	$253,936
Receivables, net	14,834	9,657
Merchandise inventories	351,769	257,090
Deferred income taxes	29,072	29,072
Prepaid expenses and other current assets	32,464	31,656

Total current assets	662,488	581,411
Property and equipment, net	566,769	489,947
Investments	33,694	33,694
Deferred income taxes	23,568	25,798
Goodwill, net	14,422	14,422
Intangible assets, net	2,654	2,838
Other assets	13,551	10,746

Total assets	$1,317,146	$1,158,856

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$154,918	$102,169
Accrued payroll, bonus, and employee benefits	61,327	70,256
Accrued occupancy expenses	26,234	24,285
Current maturities of capital lease obligations	5,164	7,564
Other accrued expenses	69,378	84,190

Total current liabilities	317,021	288,464
Capital lease obligations	166,848	159,443
Deferred rents and other liabilities	35,757	29,750

Total liabilities	519,626	477,657

Commitments and contingencies (Note 10)
Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 144,051 and 139,914 shares issued	14	14
Additional paid-in capital	695,287	642,767
Deferred compensation	(7,082)	(19)
Retained earnings	119,683	40,239
Accumulated other comprehensive income/(loss)	1,993	(1,802)
Less: treasury stock, at cost, 506 and 0 shares	(12,375)	—

Total stockholders’ equity	797,520	681,199

Total liabilities and stockholders’ equity	$1,317,146	$1,158,856

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net sales	$733,669	$657,406	$2,156,316	$1,954,660
Cost of sales	515,487	465,792	1,516,644	1,395,117

Gross profit	218,182	191,614	639,672	559,543
Operating expenses	140,502	125,559	409,062	364,314
General and administrative expenses	25,552	29,043	83,750	77,330

Operating income	52,128	37,012	146,860	117,899
Interest income	1,116	750	2,146	2,042
Interest expense	(4,918)	(4,855)	(14,630)	(15,762)

Income before income tax expense	48,326	32,907	134,376	104,179
Income tax expense	18,727	12,258	52,071	39,876

Net income	$29,599	$20,649	$82,305	$64,303

Other comprehensive income, net of tax:
Foreign currency translation adjustments	1,660	317	3,795	469

Comprehensive income	$31,259	$20,966	$86,100	$64,772

Earnings per common share:
Basic	$0.21	$0.15	$0.58	$0.49

Diluted	$0.20	$0.14	$0.56	$0.46

Dividends declared per common share	$0.02	$—	$0.02	$—

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended

	November 2,	November 3,
	2003	2002

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income	$82,305	$64,303
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	69,429	56,528
Deferred income taxes	2,230	277
Loss on disposal of property and equipment	3,069	2,602
Capital assets received through vendor resolution	(1,288)	(2,864)
Tax benefit from exercise of stock options	14,667	2,854
Changes in assets and liabilities:
Receivables, net	(4,842)	9,652
Merchandise inventories	(93,015)	(39,597)
Prepaid expenses and other current assets	(523)	(2,238)
Other assets	(2,804)	1,627
Accounts payable	40,230	31,946
Accrued payroll, bonus, and employee benefits	(8,994)	6,483
Accrued occupancy expenses	1,922	300
Other accrued expenses	(18,793)	(24,797)
Deferred rents and other liabilities	7,886	246

Net cash provided by operating activities	91,479	107,322

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchases of property and equipment	(134,207)	(130,853)
Investment in PETsMART.com	—	(9,500)
Proceeds from sales of property and equipment	280	689

Net cash used in investing activities	(133,927)	(139,664)

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
Proceeds from issuance of common stock	29,219	64,592
Net repayments of notes receivable from officers	—	4,330
Purchases of treasury stock	(12,375)	—
Purchases of subordinated convertible notes	—	(275)
Payments on capital lease obligations	(6,617)	(10,403)
Increase in bank overdraft	12,477	12,143

Net cash provided by financing activities	22,704	70,387

EFFECT OF EXCHANGE RATES ON CASH	157	375

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(19,587)	38,420
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	253,936	137,111

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$234,349	$175,531

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

     PETsMART, Inc., including subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets, and offers fish, birds, reptiles and small animals. As of November 2, 2003, the Company operated 634 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet HospitalTM, PETsMART makes full-service veterinary care available in more than half its stores. Through its direct marketing channels, PETsMART is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

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

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2003, are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended February 2, 2003, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 18, 2003.

NOTE 2 – INTANGIBLE ASSETS:

     Intangible assets consisted solely of trademarks that have an estimated useful life of 15 years. Changes in the carrying amount for the thirty-nine weeks ended November 2, 2003, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 2, 2003	$4,772	$(1,934)	$2,838
Additions	60	(244)	(184)

Balance, November 2, 2003	$4,832	$(2,178)	$2,654

     Amortization expense for intangible assets was $244,000 during the thirty-nine weeks ended November 2, 2003. The Company estimates the amortization expense to be approximately $81,000 for the remainder of the year. For fiscal years 2004 through 2008, the Company estimates the amortization expense to be approximately $325,000 each year.

NOTE 3 – RESERVE FOR CLOSED STORES:

     The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future rental payments on closed stores and terminated subleases are established in the period the store is closed, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future rental payments associated with closed stores are calculated by using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     The activity related to the closed store reserve, recorded in deferred rents and other liabilities, is as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Opening balance	$16,612	$10,566	$9,261	$12,319
Charges, net	357	630	9,817	919
Payments	(1,299)	(1,060)	(3,408)	(3,102)

Ending balance	$15,670	$10,136	$15,670	$10,136

     In 1996, the Company recorded a restructuring charge associated with closing certain stores. In addition, in 2001, the Company recorded a restructuring charge associated with closing certain administrative offices and restructuring the Company’s direct marketing channels, which included PETsMART.com and two branded catalogs. The remaining liability associated with these restructuring charges at November 2, 2003, was approximately $1,473,000 and was related to future lease costs. The Company has combined that reserve with its other store closing reserves for purposes of the reconciliation.

NOTE 4 – STOCKHOLDERS’ EQUITY:

     In March 2003, the Board of Directors extended the term of the purchase of our common stock (“Purchase Program”) for an additional three years through March 2006, and the authorized amount of annual purchases to $35,000,000. The Company’s policy on the purchase of its common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the thirty-nine weeks ended November 2, 2003, the Company purchased 505,500 shares of its common stock for $12,375,000 million, or an average price of $24.48 per share.

NOTE 5 – COMPREHENSIVE INCOME:

     The income tax expense related to the foreign currency translation adjustment was approximately $976,000 and $2,230,000 for the thirteen and thirty-nine weeks ended November 2, 2003, respectively. The income tax expense related to the foreign currency translation adjustment was approximately $180,000 and $277,000 for the thirteen and thirty-nine weeks ended November 3, 2002, respectively.

NOTE 6 – STOCK INCENTIVE PLANS:

     During the thirty-nine weeks ended November 2, 2003, the Company issued approximately 579,000 shares of restricted stock to certain officers pursuant to the provisions of the PETsMART, Inc. 1997 Equity Incentive Plan. The Company recorded gross deferred compensation of approximately $8,766,000 with an offsetting credit to additional paid-in capital. Deferred compensation was based on the fair market value of the shares on the date of grant. Such deferred compensation will be amortized ratably over a four-year term. As of November 2, 2003, approximately 570,000 shares of restricted stock were outstanding, which will vest on the fourth year anniversary of the date of the award, provided the officer is continuously employed through that anniversary.

     At the 2003 Annual Meeting of Stockholders, held on June 26, 2003, the 1995 Equity Incentive Plan was amended and restated, and renamed the 2003 Equity Incentive Plan. The amendments to the 2003 Equity Incentive Plan include an increase of 7,000,000 shares of common stock authorized for issuance, an extension of the term to August 31, 2007, a minimum exercise price for all options granted be equivalent to the fair market value on the date of the grant, a cap of 20% on awards that may be granted below fair market value on the date of grant and the awards subject to the cap shall have a cumulative weighted average vesting period of at least three years. The Company may grant under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan either incentive stock options, nonstatutory options or other stock awards to purchase up to 24,653,411 shares of common stock. These grants are made to employees, including officers, consultants or directors of the Company, at fair value at the date of the grant.

     As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     The Company has equity and stock option incentive plans and an employee stock purchase plan. The Company accounts for those plans under APB 25, and related interpretations. No compensation cost for the stock options is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The Company records deferred compensation expense for the restricted stock ratably over the four-year term.

     The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method of SFAS 123 to record compensation expense for stock options, restricted stock, and employee stock purchases (in thousands, except per share data).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Net income, as reported	$29,599	$20,649	$82,305	$64,303
Less: Compensation expense, net of related tax effects	(2,529)	(2,002)	(8,183)	(5,893)

Pro forma net income	$27,070	$18,647	$74,122	$58,410

Net income per share
Basic:
Net income, as reported	$0.21	$0.15	$0.58	$0.49

Pro forma net income	$0.19	$0.14	$0.52	$0.44

Diluted:
Net income, as reported	$0.20	$0.14	$0.56	$0.46

Pro forma net income	$0.18	$0.13	$0.50	$0.42

     The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in the third quarter of fiscal 2003 and 2002: dividend yield of 0.08%, and 0.00%, respectively; expected volatility of 63.3 percent and 62.6 percent, respectively; risk-free interest rates of 1.30 to 4.31 percent, and 1.51 to 4.00 percent, respectively; and expected lives of 1.61 and 1.58 years, respectively. The weighted average fair value of options granted during the third quarter of fiscal 2003 and 2002 was $11.77 and $9.18, respectively.

NOTE 7 - EARNINGS PER SHARE:

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

     During February and March 2002, the remaining balance of the Company’s 6-3/4% Subordinated Convertible Notes (the “Notes”) was called for redemption, resulting in the purchase of Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company included these shares in the calculation of diluted earnings per share for the thirty-nine weeks ended November 3, 2002. Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     A reconciliation of the basic and diluted earnings per share computations for the thirteen and thirty-nine weeks ended November 2, 2003, and November 3, 2002, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended

	November 2, 2003			November 3, 2002

		Weighted Average			Weighted Average
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Net income per common share – basic	$29,599	142,571	$0.21	$20,649	137,839	$0.15
Effect of dilutive securities:
Options	—	5,933	(0.01)	—	6,155	(0.01)

Net income per common share – diluted	$29,599	148,504	$0.20	$20,649	143,994	$0.14

	Thirty-Nine Weeks Ended

	November 2, 2003			November 3, 2002

		Weighted Average			Weighted Average
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount

Net income per common share – basic	$82,305	141,327	$0.58	$64,303	132,373	$0.49
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	—	5,470	(0.02)	694	8,297	(0.03)

Net income per common share – diluted	$82,305	146,797	$0.56	$64,997	140,670	$0.46

NOTE 8 – SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the thirty-nine weeks ended November 2, 2003, and November 3, 2002, was as follows (in thousands):

	Thirty-Nine Weeks Ended

	November 2,	November 3,
	2003	2002

Interest paid	$11,725	$12,573
Income taxes paid, net of refunds	$46,250	$55,014
Conversion of subordinated notes to common stock	$—	$174,732
Assets acquired using capital lease obligations	$10,701	$11,263

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     On January 17, 2003, the FASB issued FASB Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements.” FIN 46 requires an entity holding a majority of the “variable interest” of a “variable interest entity” to consolidate the operations of that variable interest entity of which it is the primary beneficiary. FIN 46 was effective for the Company on August 4, 2003. We previously entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with us, with the necessary financing to complete the acquisition and construction of new stores. Once construction was completed, another special purpose entity, also not affiliated with us, leased the completed stores to us for a four-year term. After the four-year term expired, we were required to pay the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. The special purpose entity was created specifically to hold the properties, which consisted of two land parcels and seven stores. On June 12, 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The buyer of the properties paid all principal amounts owing on the financing, and the Company paid all accrued interest of approximately $2.2 million. The Company recorded no material gain or loss in this transaction and immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, the Company recognized capital lease assets and related obligations of approximately $10,701,000 upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions have eliminated any arrangements

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

between special purpose entities and the Company. The adoption of FIN 46 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, the Company charged operating costs associated with store closures when it committed to closing a store. The Company records store closing costs which consist of lease obligations, property taxes and common area maintenance costs, net of estimated sublease income, in general and administrative expense in the accompanying statements of operations. The adoption of SFAS 146 did not have a material impact on the consolidated financial statements. (See Note 3 for activity related to the closed store reserve.)

     In December 2002, the FASB issued SFAS No. 148 (“SFAS 148”), “Accounting for Stock-Based Compensation—Transition and Disclosure,” an amendment of SFAS 123. This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS 148 amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The Company adopted the interim disclosure provisions of SFAS 148 during the first quarter of 2003 (See Note 6).

     In January 2003, the FASB’s Emerging Issues Task Force, (“EITF”), reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified after December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. During the thirteen and thirty-nine weeks ended November 2, 2003, the Company recorded approximately $2,778,000 and $8,041,000, respectively, for cooperative promotional income. During the thirteen and thirty-nine weeks ended November 3, 2002, the Company recorded approximately $2,829,000 and $8,253,000 for cooperative promotional income. The Company adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.

NOTE 10 – CONTINGENCIES:

Litigation

     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.

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

     Following is a summary of agreements the Company has determined are within the scope of FIN 45. The Company entered into these agreements prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of November 2, 2003, except as noted below.

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

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

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

     The operating lease for the corporate headquarters building in Phoenix, Arizona, expires in 2010, and most of its stores are under operating lease agreements that expire at various dates through 2021. Under most of these leases, the Company is obligated to restore the properties to certain conditions in place at the time of lease commencement. The Company believes the estimated fair values of these obligations are not material.

     As of November 2, 2003, the Company had letters of credit for guarantees of $20,650,000 for insurance policies, $2,000,000 for capital lease agreements, and $77,000 for utilities. The liabilities associated with the insurance policies and capital leases were recorded in the consolidated balance sheet as of November 2, 2003.

     During the thirty-nine weeks ended November 2, 2003, the Company eliminated the guarantee of $27,713,000 for its structured lease facilities (See Note 9). The Company had no other modifications to existing guarantees, and did not enter into any new guarantees that materially impacted its consolidated financial statements during the thirteen weeks ended November 2, 2003.

NOTE 11 – SUBSEQUENT EVENT:

     On November 21, 2003, the Company amended its credit facility to reduce the available commitment to $125,000,000 from $200,000,000, extend the maturity by two years to April 30, 2008, and amended certain covenants. The credit facility is secured by substantially all the Company’s personal property assets and certain real property. The Company pays a fee to the lenders each quarter, which was reduced to 0.25% from 0.375%, of the unused amount of the credit facility.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully implement our strategy of reformatting existing stores and opening new stores, our results of operations would be harmed;

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;

•	Our operating margins at new stores may be lower than those of existing stores;

•	A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;

•	If our information systems fail to perform as designed, our business could be harmed;

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;

•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and with the timing of new store openings;

•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner could harm our business;

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;

•	Our international operations may result in additional market risks, which may harm our business;

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;

•	If we need to raise additional capital, and we were unable to do so on acceptable terms, our business would be harmed;

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business;

•	Our business exposes us to claims which could result in adverse publicity, harm our brand and reduce our sales;

•	Pending regulation or legislation, weather, disease or other factors could disrupt the supply of small pets we sell, which could harm our reputation and decrease sales;

•	Fluctuations in the stock market as well as general economic and market conditions may harm the market price of our common stock; and

•	We have implemented some anti-takeover provisions, including a stockholder rights plan, that may prevent or delay an acquisition of us that might be beneficial to our stockholders.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2002 fiscal year ended February 2, 2003, filed with the Securities and Exchange Commission on April 18, 2003, which is incorporated herein by reference.

Overview

     Based on our 2002 sales of $2.7 billion, we are North America’s leading provider of products, services, and solutions for the lifetime needs of pets. As of November 2, 2003, we operated 634 retail stores, typically ranging in size from 19,000 to 26,000 square feet. We also reach customers through our direct marketing channels, including PETsMART.com, the Internet’s most popular pet e-commerce site, a web site dedicated to equine products, and two major branded catalogs.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. We are testing the PETsHOTEL concept in nine of our larger stores, and we have a stand-alone location as well. These PETsHOTELs offer boarding and daycare for dogs and cats, 24-hour supervision, air-conditioned and heated rooms and suites, and daily specialty treats and play time. The preliminary test results are meeting our expectations, and we will continue to evaluate future results. Through our strategic relationship with Banfield, The Pet HospitalTM, we offer full service veterinary care in more than half our stores.

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

Inventory Shrinkage Reserves

     Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period presented, we estimate the inventory shrinkage reserve for uninventoried sales based on a two-year historical trend analysis by store. Because we reformatted our stores and improved inventory management procedures since 2000, we believe that recording our shrink estimate based on a two-year trend is an appropriate reflection of our current business. As of November 2, 2003, and February 2, 2003, we have reserved approximately $7.1 million and $10.2 million, respectively, for inventory shrinkage.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. We establish reserves for future rental payments on closed stores and terminated subleases in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in general and administrative expenses. We calculate the costs for future rental payments associated with closed stores by using the net present value method, at a risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges to these stores will not be required based on the changing real estate environment.

     As of November 2, 2003, and February 2, 2003, we had, respectively, 20 and 18 stores included in our closed store reserves, of which 14 and nine were under sublease agreements. We have assumed that as of November 2, 2003, three additional stores will have sublease income in future periods, which represents a $11.6 million reduction to the reserve. If these sublease assumptions were extended by a year, the reserve would increase by approximately $1.1 million. We closed seven stores in the thirty-nine weeks ended November 2, 2003, of which one store closed as scheduled due to lease expiration, compared to four stores in the thirty-nine weeks ended November 3, 2002. We do not anticipate closing any more stores during the remainder of 2003. As of November 2, 2003, and February 2, 2003, the total remaining discounted gross rents for such closed stores was $57.3 million and $46.5 million, respectively, which was reduced by expected sublease income of $41.6 million and $37.2 million, respectively, for a net balance of approximately $15.7 million and $9.3 million, respectively, for closed store reserves.

Insurance Liabilities and Reserves

     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers compensation insurance policies, we retain the initial risk of loss of $0.25 million for each policy per occurrence. We establish reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of November 2, 2003, and February 2, 2003, we recorded approximately $24.0 million and $22.1 million, respectively, in reserves related to casualty and workers compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances at November 2, 2003, and February 2, 2003, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

Results of Operations

     The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended

	November 2,	November 3,	November 2,	November 3,
	2003	2002	2003	2002

Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	70.9	70.3	71.4

Gross profit	29.7	29.1	29.7	28.6
Operating expenses	19.2	19.1	19.0	18.6
General and administrative expenses	3.4	4.4	3.9	4.0

Operating income	7.1	5.6	6.8	6.0
Interest income	0.2	0.1	0.1	0.1
Interest expense	(0.7)	(0.7)	(0.7)	(0.8)

Income before income tax expense	6.6	5.0	6.2	5.3
Income tax expense	2.6	1.9	2.4	2.0

Net income	4.0%	3.1%	3.8%	3.3%

Thirteen Weeks Ended November 2, 2003, Compared with Thirteen Weeks Ended November 3, 2002

Net Sales

     Net sales increased $76.3 million, or 11.6%, to $733.7 million for the thirteen weeks ended November 2, 2003. Net sales for the thirteen weeks ended November 3, 2002 were $657.4 million. Store sales increased by $69.1 million due to 53 additional new stores, seven store relocations and seven closed stores since November 3, 2002, and as a result of a comparable stores sales increase of 7.5% for the thirteen weeks ended November 2, 2003, compared to the thirteen weeks ended November 3, 2002. Services sales, which includes grooming, training and PETsHOTEL operations, increased by 27.3%, or $10.0 million, due to increases in new and comparable store growth. The increases were partially offset by a decrease in direct marketing channel sales of $2.8 million.

Gross Profit

     Gross profit increased as a percentage of net sales to 29.7% for the thirteen weeks ended November 2, 2003, from 29.1% for the thirteen weeks ended November 3, 2002. Increased sales of higher margin products as well as favorable pricing strategies contributed to the higher gross profit.

Operating Expenses

     Operating expenses were 19.2% as a percentage of net sales for the thirteen weeks ended November 2, 2003, compared to 19.1% for the thirteen weeks ended November 3, 2002. As a percentage of sales, increases in preopening expenses were offset by various decreases in other operating expenses in the thirteen weeks ended November 2, 2003, compared with the thirteen weeks ended November 3, 2002. As a percent of sales, preopening opening expenses were higher due to the opening of 23 stores in the thirteen weeks ended November 2, 2003, compared with 11 stores in the thirteen weeks ended November 3, 2002.

General and Administrative Expenses

     General and administrative expenses decreased as a percentage of net sales to 3.4% for the thirteen weeks ended November 2, 2003, from 4.4% for the thirteen weeks ended November 3, 2002. As a percentage of sales, the decrease was primarily due to decreased expenses associated with employee benefits, including healthcare, vacation and bonus, as well as more favorable foreign currency translation adjustments, decrease in expenses associated with the operation of our direct marketing channels, and timing of store closure expense in the thirteen weeks ended November 2, 3003, compared to the thirteen weeks ended November 3, 2002.

Interest Expense

     Interest expense was $4.9 million for the thirteen weeks ended November 2, 2003, and November 3, 2002. For the thirteen weeks ended November 2, 2003, interest expense predominantly relates to interest on our capital leases.

Income Tax Expense

     For the thirteen weeks ended November 2, 2003, income tax expense was $18.7 million compared with $12.3 million for the thirteen weeks ended November 3, 2002. The effective rate was 38.8% and 37.3% for the thirteen weeks ended November 2, 2003 and November 3, 2002, respectively.

Thirty-Nine Weeks Ended November 2, 2003, Compared with Thirty-Nine Weeks Ended November 3, 2002

Net Sales

     Net sales increased $201.6 million, or 10.3%, to $2,156.3 million for the thirty-nine weeks ended November 2, 2003, from $1,954.7 million for the thirty-nine weeks ended November 3, 2002. Store sales increased by $181.3 million due to 53 new additional stores, seven store relocations and seven closed stores since November 3, 2002, and as a result of comparable store sales increase of 6.8% for the thirty-nine weeks ended November 2, 2003, compared to the thirty-nine weeks ended November 3, 2002. Services sales, which includes grooming, training, and PETsHOTEL operations, increased by 25.8%, or $29.2 million, due to increases in new and comparable store growth. The increases were partially offset by a decrease in direct marketing channel sales of $8.9 million.

Gross Profit

     Gross profit increased as a percentage of net sales to 29.7% for the thirty-nine weeks ended November 2, 2003, from 28.6% for the thirty-nine weeks ended November 3, 2002. Increased sales of higher margin products as well as favorable pricing strategies contributed to the higher gross profit.

Operating Expenses

     Operating expenses increased as a percentage of net sales to 19.0% for the thirty-nine weeks ended November 2, 2003, from 18.6% for the thirty-nine weeks ended November 3, 2002. As a percentage of sales, preopening expense and various other operating expenses drove the increase in the thirty-nine weeks ended November 2, 2003, compared with the thirty-nine weeks ended November 3, 2002. Preopening expenses were higher due to the opening of 58 stores in the thirty-nine weeks ended November 2, 2003, compared with 25 stores in the thirty-nine weeks ended November 3, 2002.

General and Administrative Expenses

     General and administrative expenses decreased as a percentage of net sales to 3.9% for the thirty-nine weeks ended November 2, 2003, from 4.0% for the thirty-nine weeks ended November 3, 2002, primarily due to lower employee bonus expenses, which was partially offset by increased expenses associated with closed stores and the payment of a residual value guarantee on two land parcels. We closed seven stores in the thirty-nine weeks ended November 2, 2003, compared to four stores in the thirty-nine weeks ended November 3, 2002. The higher expense in the thirty-nine weeks ended November 2, 2003, was driven by a timing difference due to the application of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The plan to close two of the four stores in the thirty-nine weeks ended November 3, 2002, and the related expense recognition, took place at the end of fiscal 2001. In the thirteen weeks ended May 4, 2003, we adopted SFAS 146, which requires us to record closed store expense in the period that the store is actually closed.

Interest Expense

     Interest expense decreased to $14.6 million for the thirty-nine weeks ended November 2, 2003, from $15.8 million for the thirty-nine weeks ended November 3, 2002. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes due 2004, during the first quarter 2002 and the expiration of certain capital lease obligations. For the thirty-nine weeks ended November 2, 2003, interest expense predominantly relates to interest on our capital leases.

Income Tax Expense

     In the thirty-nine weeks ended November 2, 2003, income tax expense was $52.1 million compared with $39.9 million for the thirty-nine weeks ended November 3, 2002. The effective rate was 38.8% and 38.3% for the thirty-nine weeks ended November 2, 2003 and November 3, 2002, respectively.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     Cash provided by operations decreased $15.8 million to $91.5 million for the thirty-nine weeks ended November 2, 2003, compared with $107.3 million for the thirty-nine weeks ended November 3, 2002. The decrease was driven primarily by a planned increase in inventory, which was partially offset by higher net income and depreciation and amortization. The increase in inventory was due to the opening of 51 net new stores in the thirty-nine weeks ended November 2, 2003, compared with 21 net new stores in the thirty-nine weeks ended November 3, 2002, and by our normal, planned buildup of inventory as we prepared for the holiday selling season.

     Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 44.0% as of November 2, 2003, compared with 39.7% as of February 2, 2003. Inventory balances were $351.8 million as of November 2, 2003, and $257.1 million as of February 2, 2003. Average retail store inventory, which represents total ending inventory divided by the open stores at the end of the period, increased to approximately $0.55 million per store as of November 2, 2003, compared with approximately $0.44 million per store as of February 2, 2003. The increase over year-end reflects the inventory for the 22 anticipated net store openings in the first quarter of 2004 as well as the upcoming holiday season. We continue to gain favorable efficiencies in stores served by forward distribution centers, as well as lower inventory levels in stores with our new store format. With six forward distribution centers, the majority of our store base is being served by forward distribution centers. In addition, we have completed the remodeling of our stores and continue to open stores under the new store format.

     In March 2003, the Board of Directors extended the term of the purchase of our common stock (“Purchase Program”) for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35.0 million. Our policy on the purchase of our common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the thirty-nine weeks ended November 2, 2003, we purchased 505,500 shares of our common stock for $12.4 million, or an average price of $24.48 per share.

     Our primary long-term capital requirements consist of opening new stores, continued investment in our store layout, and expenditures associated with the equipment and computer software in support of our system initiatives. During the thirty-nine weeks ended November 2, 2003, we incurred $134.2 million in capital expenditures, compared with $130.9 million for the thirty-nine weeks ended November 3, 2002. The increase in spending was primarily due to the acquisition of a corporate airplane as well as spending related to our new stores and store reformatting initiatives.

     On June 26, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on November 21, 2003, to stockholders of record on October 31, 2003. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 51 new stores, relocated seven stores, closed seven stores, and reformatted approximately 145 stores in the thirty-nine weeks ended November 2, 2003. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. For the remainder of fiscal 2003, our current plan includes opening new stores in fiscal 2003, expenditures associated with opening new stores in early fiscal 2004 and expenditures associated with equipment and computer software in support of our system initiatives. We expect capital spending to be approximately $46.0 to $51.0 million for the remainder of 2003.

     We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity of $125 million under our bank credit facility and available lease financing will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, make any scheduled debt payments, and refinance indebtedness depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately 6 years as of November 2, 2003), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate that the timing of new store openings, related preopening costs, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

Capital Leases and Off Balance Sheet Arrangements

Operating and Capital Lease Commitments

     The following table summarizes our contractual obligations, net of estimated sublease income, at November 2, 2003, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year

	Remaining	2004 &	2006 &	2008 and
Contractual Obligation	2003	2005	2007	Beyond	Total

Operating lease obligations	$46,379	$372,393	$352,876	$1,191,902	$1,963,550
Capital lease obligations (1)	5,428	42,008	42,117	253,455	343,008

Total	$51,807	$414,401	$394,993	$1,445,357	$2,306,558

(1)	Includes $176.5 million in interest.

     The operating and capital lease payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases is as follows: 2003: $0.7 million; 2004 and 2005: $6.2 million; 2006 and 2007: $6.2 million; 2008 and beyond: $14.7 million.

Letters of Credit

     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements, import purchases and utilities. As of November 2, 2003, $22.7 million was outstanding under our letters of credit.

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

     In late April 2003, we made the decision to purchase the two land parcels, and based on appraisals, we recorded a $1.7 million loss in the consolidated financial statements for the thirteen weeks ended May 4, 2003. During the thirteen weeks ended August 3, 2003, we completed this transaction and no further loss was recorded in the consolidated financial statements. On June 12, 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The buyer of the properties paid all principal amounts owing on the financing, and we paid all accrued interest of approximately $2.2 million. We recorded no material gain or loss in this transaction. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions have eliminated any arrangements between special purpose entities and us.

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately half our stores, under the name Banfield, The Pet HospitalTM. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of November 2, 2003, we owned approximately 15% of the voting stock, and approximately 32% of the combined voting and non-voting stock of MMIH. The voting convertible preferred stock may be converted into voting common stock at any time, at the option of the holder. Of the 4,984,837 shares of non-voting convertible preferred stock held by the Company, 4,821,679 shares are not convertible into voting common stock until the earliest of (i) June 1, 2011, (ii) an acquisition of MMIH or (iii) an initial public offering of shares of common stock of MMIH. The remaining 163,158 shares of non-voting convertible preferred stock are convertible into voting common stock at any time at the option of the Company. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $8.0 million and $6.3 million during the thirty-nine weeks ended November 2, 2003, and November 3, 2002, respectively. Licensing fees receivable from MMI totaled $3.4 million and $2.9 million at November 2, 2003, and February 2, 2003, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

     At our option, on November 21, 2003, we amended our credit facility to reduce the available commitment to $125.0 million, extend the maturity by two years to April 30, 2008, and amended certain covenants. The credit facility permits us to pay dividends, so long as we maintain a specified level of availability under the facility. As of November 2, 2003, we maintained the excess availability necessary to pay dividends. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter of 0.25% of the unused amount of the credit facility. As of November 2, 2003, we had no borrowings outstanding under the credit facility, however, we issue letters of credit for guarantees provided for insurance programs, capital lease agreements, import purchases and utilities.

Seasonality and Inflation

     Our business is subject to seasonal fluctuations, and we typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year.

     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially harm our net sales or results of operations.

Recent Accounting Pronouncements

     The FASB issued FASB Interpretation, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of that variable interest entity of which it is the primary beneficiary. FIN 46 was effective for us on August 4, 2003. With the liquidation of our special purpose entity during the thirteen weeks ended August 3, 2003, FIN 46 did not have a material impact on our consolidated financial statements.

     In June 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS No. 146 requires that, subsequent to December 31, 2002, all costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. Prior to December 31, 2002, we charged operating costs associated with store closures when we committed to close a store. We record store closing costs which consist of lease obligations, property taxes and common area maintenance costs, net of estimated sublease income, in general and administrative expense in the accompanying statements of operations. The adoption of SFAS No. 146 did not have a material impact on the consolidated financial statements.

     In December 2002, the FASB issued SFAS No. 148, “Accounting for Stock based Compensation—Transition and Disclosure,” an amendment of FASB Statement No. 123, or SFAS No. 123, “Accounting for Stock-Based Compensation.” This statement provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Additionally, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The transition guidance and annual disclosure provisions are effective for financial statements issued for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. We adopted the interim disclosure provisions of SFAS No. 148 during the thirteen weeks ended May 4, 2003.

     In January 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified subsequent to December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met to allow presentation as a reduction of related selling, general and administrative expenses. During the thirteen and thirty-nine weeks ended November 2, 2003, we recorded approximately $2.8 million and $8.0 million, respectively, for cooperative promotional income. During the thirteen and thirty-nine weeks ended November 3, 2002, we recorded approximately $2.8 million and $8.3 million for cooperative promotional income. We adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing.

Interest Rate Risk

     We use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during the thirty-nine weeks ended November 2, 2003, and November 3, 2002. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 19 stores and uses the Canadian dollar as the functional currency, and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $53.3 million, or 2.5%, of our revenues for the thirty-nine weeks ended November 2, 2003, were denominated in the Canadian dollar. We record transaction gains and losses on United States dollar denominated transactions within general and administrative expenses in the consolidated statements of operations. For the thirty-nine weeks ended November 2, 2003, we recorded approximately $0.7 million in exchange losses.

Item 4. Controls and Procedures

     Based on their evaluation as of November 2, 2003, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this quarterly report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the quarter ended November 2, 2003, that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 2. Changes in Securities and Use of Proceeds

(e)  The following table shows for each period in the thirteen weeks ended November 2, 2003, purchases of our common stock and the available funds to purchase additional common stock during fiscal 2003:

				Approximate Dollar
			Total Number of	Value that May Yet
			Shares Purchased as	Be Purchased
	Total Number of	Average Price	Publicly Announced	Under the Plans or
Period	Shares Purchased	Paid per Share	Plans or Programs	Programs (1)

August 4, 2003 to August 31, 2003	—	$—	—	$35,000,000
September 1, 2003 to October 5, 2003	212,700	$23.02	212,700	$30,104,072
October 6, 2003 to November 2, 2003	292,800	$25.54	292,800	$22,625,184

(1) In April 2000, the Board of Directors approved a plan to purchase our common stock (“Purchase Plan”). In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35.0 million. As of November 2, 2003, $22.6 million remains as available funds to purchase additional common stock under the Purchase Program for fiscal 2003.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the third quarter of 2003 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our external auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of the company. During the third quarter of 2003, the Audit Committee approved the engagement of Deloitte & Touche LLP to provide information systems audit support services to the Company. The cost of these services will be less than $50,000 of which approximately $4,000 was incurred in the third quarter of 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.7	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of November 21, 2003, as amended.

Exhibit 15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

PETsMART furnished a current Report on Form 8-K, dated August 28, 2003, on August 28, 2003, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the thirteen weeks ended August 4, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 10, 2003	PETsMART, Inc.,

/s/ Timothy E. Kullman

Timothy E. Kullman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2003	/s/ Mark D. Mumford

Mark D. Mumford
Vice President, Controller and
Chief Accounting Officer
Principal Accounting Officer)

INDEX TO EXHIBITS

Exhibits

Exhibit 10.7	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of November 21, 2003, as amended.

Exhibit 15	Letter from Deloitte & Touche LLP regarding unaudited interim financial information.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

Exhibit 32.2	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.*

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b)	Reports on Form 8-K

PETsMART furnished a current Report on Form 8-K, dated August 28, 2003, on August 28, 2003, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the thirteen weeks ended August 4, 2003.