Form 10-K
period 2004-02-01
PETSMART INC
filed 2004-04-15
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended February 1, 2004

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

      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s Common Stock on August 3, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market was approximately $2,701,173,000. This calculation excludes approximately 1,975,000 shares held by directors and executive officers of the Registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of December 31, 2003 that have represented to the Registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

      The number of shares of the Registrants Common Stock outstanding as of March 29, 2004 was 144,359,716.

DOCUMENTS INCORPORATED BY REFERENCE

      Proxy Statement for the Annual Meeting of Stockholders to be held on June 10, 2004, to be filed by April 26, 2004.

PART I

      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties, and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause our actual results, levels of activity, performance, or achievements to be materially different from any future results, levels of activity, performance, or achievements expressed or implied by these forward-looking statements.

      Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Our expectations are as of the date this Annual Report on Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform these statements to actual results, unless required by law.

      Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years. The 2003 and 2002 fiscal years were 52-week years, and the 2001 fiscal year was a 53-week year.

Item 1.	Business

General

      PETsMART was incorporated in Delaware on August 11, 1986, and opened its first two stores in March 1987. In fiscal 2003, we generated sales of $3.0 billion, making PETsMART the leading provider of products, services, and solutions for the lifetime needs of pets in North America. We opened 60 net new stores in fiscal 2003 and, as of February 1, 2004, operated 643 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet. We also reach customers through our direct marketing channels, including PETsMART.com, the internet’s most popular pet e-commerce site, a separate web site dedicated to equine products, and two major branded catalogs. Our stores carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer more than 12,000 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

      We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 350 of our stores. We also continue to test the PETsMART PETsHOTELSM boarding and daycamp concept, and, as of February 1, 2004, we operated nine PETsHOTELs within our retail stores and one stand-alone location.

      We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of total lifetime care for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and our systems, on growing our pet services business, and on delighting our customers by providing a superior store environment, a superior shopping experience, and superior service. We have improved our distribution capabilities, implemented new management information systems, focused on developing our pet services business, and worked to develop a culture of customer service. In addition, we completed the reformatting of our stores in 2003. Our new store design creates a specialty store environment by organizing store layout by pet species, placing a greater emphasis on pet services, and eliminating most of the high steel shelving, resulting in a brighter and more open store. The new format, combined with our enhanced distribution and information systems capabilities, has reduced inventories, made the store easier to shop, and allowed our associates to spend more time serving customers. We believe these strategic initiatives will continue to drive enhanced comparable store sales growth, profitability, and return on investment.

The Pet Food and Pet Supply Industry

      The pet product industry serves a large and growing market. The American Pet Products Manufacturers Association or APPMA, estimates the 2003 market at approximately $31.0 billion, an increase of approximately

82% since 1994. Based on the 2003/2004 APPMA National Pet Owners Survey, more than 64 million households in the United States own a pet. This translates to approximately 78 million cats and 65 million dogs. The APPMA also estimates 62% of United States households own a pet and 46% of those households own more than one type of pet.

      The pet product industry can be divided into the following categories: food, supplies/medicines, vet care, pet services (such as grooming or boarding), and live animal purchases. The APPMA estimates dog food, cat food, and treats represent the largest volume categories of pet-related products and in 2003 approximated $13.0 billion or more than 40% of the market. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs, and mass merchandisers due to manufacturers’ restrictions, but are sold primarily through superstores, specialty pet stores, veterinarians, and farm and feed stores.

      Pet supplies and medicine sales account for approximately 25% or $7.6 billion of the market. These sales consist of items such as dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies. Vet care, pet services, and animal purchases represent approximately 22%, 8%, and 4%, respectively.

Competition

      Based on total sales, we are the largest specialty retailer of pet food, supplies, and services in North America. The pet food and pet supply retail industry is highly competitive and can be categorized into five different segments:

•	Supermarkets, warehouse clubs, and other mass merchandisers;

•	Specialty pet supply chains and pet supply stores;

•	Independent pet stores;

•	Catalog retailers; and

•	Internet retailers.

      We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price, and availability of pet services. Many of the products we offer are not currently available in grocery stores, warehouse clubs, or other mass merchandisers due to manufacturers’ restrictions. We believe we compete effectively within our various markets; however, some of our mass merchandiser competitors are larger in terms of overall sales volume and have access to greater capital.

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

Our Strategy

      Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

      Add stores in existing multi-store and new single-store markets. Our expansion strategy includes increasing our share in the top 60 existing multi-store markets, penetrating new single-store markets, and achieving operating efficiencies and economies of scale in distribution, procurement, marketing, and store operations. During 2003, we opened 60 net new stores and we expect to open approximately 90 net new stores in 2004, primarily in multi-store markets. Approximately 40% of those store openings are planned in markets in the Northeast and California where we are significantly under-represented. We believe there is a potential for at least 1,200 PETsMART stores in North America.

      Provide the right store format to meet the needs of our customers. As of February 1, 2004, we had completed the conversion of our store base to our new specialty store format. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability, and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our shareholders. We are currently testing additions to this reformat, including updated signage and other changes designed to attract new customers and promote lifetime loyalty.

      Expand our pet services business. Based on sales, we are the leading provider of professional grooming and pet training services. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, allow us to forge a strong relationship with our customers, provide cross-selling opportunities, increase transaction size, and enhance margins. We also continue to test the PETsHOTEL concept, which offers boarding and daycamp for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, and daily specialty treats and play time. In 2002, we launched a test of the PETsHOTEL concept and began operating two in-store hotels, in addition to the stand-alone location acquired in 1999. In 2003, we expanded the test to seven additional locations inside our larger stores. We plan to expand the test by about 14 additional in-store hotels in 2004 and will continue to evaluate the results.

      Pet services revenue, which includes pet grooming, pet training, and PETsHOTEL, grew by 25% in 2003 and 29% in both 2002 and 2001. We are confident in our ability to continue to expand the pet services portion of our business.

      Offer superior customer service. Our emphasis on the customer is an on-going cultural shift designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed curriculum and role playing techniques, we educate store associates to identify customer needs and provide solutions. We measure their success in every store, and a portion of the annual incentive program for managers, from the store level to the executive team, is linked to key customer service metrics. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty, and enhancing our leading market position.

      Differentiate ourselves through effective brand management. We are focused on developing and strengthening our brand identity. We are creating tools to effectively communicate our unique value proposition and vision of providing Total Lifetime CareTM for pets, and to build enduring relationships with our customers. We have completed the test of a customer loyalty program, using our PetPerksTM savings card, which will roll out beginning in 2004, and recently installed a centralized customer database that allows us to track and analyze customer shopping patterns. We intend to use this information to customize direct marketing and promotional materials, and to more effectively communicate with customers across all our channels.

Our Stores

      Our stores are generally located in sites co-anchored by strong destination superstores, and typically are in or near major regional shopping centers. In 2003, we opened a total of 60 net new stores. In addition, we expect to open approximately 90 net new stores in 2004. We believe there is a potential for a total of at least 1,200 PETsMART stores in North America.

Distribution

      We currently employ a hybrid distribution system including full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle products that require rapid replenishment. Our improved distribution network, combined with improved integrated information systems, drive reduced store inventory and transportation costs, more efficient use of store labor, improved in-stock positions, and better distribution center productivity. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type

Brockport, New York	392,000	February 1990	Catalog, internet, store and equine distribution center
Phoenix, Arizona	447,000	May 1996	Distribution center
Ennis, Texas	230,000	November 1999	Forward distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Phoenix, Arizona	178,000	September 2001	Forward distribution center
Reno, Nevada	200,000	June 2002	Forward distribution center

Information Systems

      In 2003, we completed a three-year project to upgrade and expand telecommunications and wireless features to our stores. These upgrades are designed to make our stores easier to operate, increase associate efficiency, and enhance company communications.

      During 2003, we also finished a two-year project to implement a software application in our grooming salons and PETsHOTELs to automate scheduling, check-in, check-out, labor management, and to maintain a database of customers.

      In addition, we implemented a traffic management software application in 2003. This application manages both the transportation of products coming into PETsMART distribution centers from our suppliers and the transportation of products from our distribution centers to our stores, which has improved supply chain efficiency.

      Finally, we implemented software applications to support various procurement initiatives including demand planning, forecasting, replenishment, and seasonality in 2003. In addition, we implemented customer relationship management, direct marketing, and human resources software. We are in the process of implementing pricing optimization applications, and we anticipate that this software will support continued gross margin growth. We expect to complete final phases of the price optimization software implementation in 2004 and 2005.

Merchandise

      Merchandise, which represented approximately 93.5% percent of our revenues in 2003, 94.3% percent of our revenues in 2002, and 95.0% percent of our revenues in 2001, generally falls into three main categories:

•	Pet Food, Treats, and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs, or mass merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats, and litter comprised approximately 39.7%, 42.3%, and 45.0% of our revenues in 2003, 2002, and 2001, respectively.

•	Pet Supplies and Other Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers, doghouses, cat furniture, and equestrian supplies. We also offer a complete line of supplies for fish, birds, and small pets. These products include aquariums, filters, birdcages, and small pet supplies. In certain stores, we have an equine department that serves trade areas with high rates of horse ownership. The sale of pet supplies and other non-pet supply goods comprised approximately 50.7%, 48.7%, and 46.0% of our revenues in 2003, 2002, and 2001, respectively.

•	Pets. Our stores feature fresh-water tropical fish and domestically bred birds, reptiles, and small pets. Pets comprised approximately 3.1%, 3.3%, and 4.0% of our revenues in 2003, 2002, and 2001, respectively.

Pet Services

      Pet services, which include pet grooming, pet training, and PETsHOTEL, represented approximately 6.5%, 5.7%, and 5.0% of our revenues in 2003, 2002, and 2001, respectively. We offer full-service grooming and pet training services in virtually all our stores. We typically allocate an average of 745 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming, and toothbrushing. Our pet stylists are trained through a 15-week program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses. Total revenues from pet grooming, pet training, and boarding services grew approximately 25% from $154.3 million in 2002 to $193.5 million in 2003.

      In 2002, we launched a test of the PETsHOTEL concept and began operating two in-store hotels in addition to the stand-alone location we acquired in 1999. PETsHOTEL provides boarding and daycamp for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, and daily specialty treats and play time. In 2003, we expanded the test to seven additional locations inside our larger stores. We plan to expand the test by about 14 additional in-store hotels in 2004 and we will continue to evaluate the results.

Veterinary Services

      The availability of comprehensive veterinary care further differentiates us and reflects our overall commitment to pet care. Full-service veterinary hospitals in approximately 350 of our stores offer routine examinations and vaccinations, dental care, a pharmacy, and routine and complex surgical procedures. Substantially all these hospitals are operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operating under the registered trade name of Banfield, The Pet Hospital. As of February 1, 2004, we owned approximately 15% of the voting stock and 32% of the combined voting and non-voting stock of MMI Holdings, Inc., the parent of MMI. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs, which is recorded as a component of cost of sales in our consolidated financial statements.

PETsMART Charities and Adoptions

      Through PETsMART Charities, Inc., an independent 501(c)(3) organization, we support the activities of local humane organizations. Our mission is to improve the quality of life for all companion animals. PETsMART Charities creates and supports programs that save lives of homeless pets and promote healthy relationships between people and pets. Moving toward our vision of a lifelong, loving home for every pet, we:

•	Raise awareness of companion animal welfare issues;

•	Fund programs to further individual animal welfare organizations’ missions; and

•	Facilitate adoptions through in-store programs.

      Since 1994, PETsMART Charities has raised and donated more than $31.0 million to animal welfare programs and, through our in-store adoption programs, has saved the lives of more than 1.7 million pets.

Government Regulation

      We are subject to laws governing our relationship with employees, including minimum wage requirements, overtime, working conditions, and citizenship requirements. There are statutes and regulations in certain states and Canadian provinces that affect the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability, or MMI’s ability, to operate veterinary hospitals in certain facilities.

      The transportation, handling, and sale of small pets is governed by various federal, state, provincial, and local regulations. These laws vary from jurisdiction to jurisdiction and are enforced by the courts and by regulatory authorities with broad discretion. While we seek to structure our operations to comply with the laws and regulations of each jurisdiction in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all jurisdictions.

      Our facilities and operations are also subject to environmental regulations imposed by federal, state, provincial and local authorities with respect to generation, handling, storage, transportation, and disposal of waste and biohazardous materials, and the sale and distribution of products. We may in the future incur liability under environmental statutes and regulations with respect to sites or other persons. We also could be subject to costs, including fines or sanctions, and third party claims as a result of violations of, or liabilities under environmental, health, or safety laws.

Insurance

      We maintain standard property and casualty insurance on all of our stores, product liability insurance covering products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $948.7 million in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under our casualty and workers compensation insurance policies through January 31, 2004, we retain the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers compensation insurance policies with the new provider, we retain an initial risk of loss of $0.50 million for each policy per occurrence on or subsequent to February 1, 2004.

Intellectual Property

      We have several service marks and trademarks registered with the United States Patent and Trademark Office (or USPTO), including PETsMART, PETsMART.com, PETsHOTEL, Total Lifetime Care, Where Pets Are Family and All You Need For The Life Of Your Pet, as well as many others. We also own several service mark and trademark applications that are pending with the USPTO, such as PetPerks, and anticipate filing additional applications in the future. We also own numerous registered service marks, trademarks, and pending applications in other countries, including Canada, as well as several trade names, domain names and copyrights for use in our business. We regard our intellectual property as having significant value and as important components in our merchandising and marketing strategies.

Employees

      As of February 1, 2004, we employed approximately 26,500 associates, approximately 13,400 of whom were employed full time. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our associates to be good. Increases in the federal minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

      As of February 1, 2004, we had three operating segments: PETsMART North America, which included all retail stores, PETsMART Direct, which included our equine catalog and equine internet operations; and PETsMART.com, which included our pet catalog and pet internet operations. We have evaluated our segment reporting requirements under Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and have determined that the PETsMART Direct and PETsMART.com operating segments do not meet the quantitative thresholds for disclosure as reportable operating segments. No one region or country other than the United States accounted for 10% or more of revenues in 2003.

      Net sales in the United States were approximately $2,920.3 million, $2,632.5 million, and $2,438.2 million for 2003, 2002, and 2001, respectively. Net sales, denominated in US dollars, in Canada were approximately $75.8 million, $62.7 million, and $62.8 million for 2003, 2002, and 2001, respectively. The information for long-lived assets and deferred tax assets is incorporated by reference to the Notes to Consolidated Financial Statements attached as Exhibit F.

Available Information

      We make available free of charge through our internet web-site (www.petsmart.com) our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.

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

If we are unable to successfully open new stores or increase sales at our reformatted stores, our results of operations would be harmed.

      Our continued revenue growth depends to a degree on our ability to increase sales at our reformatted stores. We completed this reformatting program in 2003. There can be no assurance that our reformatted stores will meet forecasted levels of sales and profitability.

      In addition, we expect to open approximately 90 net new stores in 2004. Our ability to open additional stores is dependent on various factors including:

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

      We currently operate stores in most of the major market areas of the United States and Canada. Our plans for 2004 include opening 90 net new stores, primarily in existing multi-store markets. Approximately 40% of those store openings are planned in markets in the Northeast and California where we are significantly under-represented. It has been our experience that opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales. Our comparable store sales increases were 7.0% and 9.6% for the fiscal years ended February 1, 2004, and February 2, 2003, respectively. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower or sales could decrease in future periods.

Our operating margins at new stores may be lower than those of existing stores.

      Preopening expenses and lower sales volumes associated with newly opened stores can impact operating margins. In certain geographic regions, we have experienced lower comparable store sales increases and lower levels of store contribution compared to results achieved in other regions. In addition, we expect certain operating costs, particularly those related to occupancy, to be higher than in the past in some newly entered geographic regions. As a result of a possible slower overall rate of comparable store sales increases or decreases in comparable store sales, and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations.

      Our suppliers generally ship our merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations could harm our sales and the results of our operations. We have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction to their business could harm our sales and results of operations. In such an event, there can be no assurance that we could contract with another third party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves.

If our information systems fail to perform as designed, our business could be harmed.

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

      Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income, weather, consumer confidence, and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of controllable expenses, new store openings, and store closures.

      Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. In addition, controllable expenses, such as advertising, could fluctuate from quarter-to-quarter in a fiscal year. Also, sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, as a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures may cause our quarterly results of operations to fluctuate.

The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

      The pet food and pet supply retailing industry is highly competitive. We compete with supermarkets, warehouse clubs, and mass merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, catalog retailers, internet retailers, and pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours, and due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and mass merchandisers. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if any of our major competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.

The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.

      We have no long-term supply commitments from our vendors. We buy from several hundred vendors worldwide and, together, our two largest vendors accounted for approximately 16.2% of our total sales for fiscal 2003. Sales of premium pet food for dogs and cats comprise a significant portion of our revenues. Currently, most major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass merchandisers. If any premium pet food or pet supply vendors were to make their products available in supermarkets or through warehouse clubs and mass merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

      We purchase significant amounts of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase significant amounts of pet supplies from vendors outside of the United States. There can be no assurance our overseas vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, packaging and labeling requirements. Any inability of our existing vendors to provide products in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are satisfactory, any vendor could discontinue selling to us at any time.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

      Our success is largely dependent on the efforts and abilities of our senior executive group. The loss of the services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand these services depends on our ability to attract and retain these personnel. In addition, historically there has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, Banfield’s ability to provide veterinary services in our stores, and increase the number of stores in which Banfield provides veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

      We entered the Canadian market in 1996, and operated 21 stores in Canada as of February 1, 2004. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	The burden of complying with foreign laws, including tax laws; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

      We and MMI, the third party operator of Banfield, The Pet Hospital, are subject to laws governing the operation of veterinary hospitals. MMI Holdings, Inc., or MMIH, is the parent company of MMI. Statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, may impact our ability and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. We recorded $10.5 million and $8.3 million from MMI during 2003 and 2002, respectively, as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed, both directly and due to a decrease in customer traffic. There can be no assurance that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms.

      We anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. If, however, we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our current credit facility is secured by substantially all of our personal property assets, our subsidiaries, and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make more costly additional debt financing outside our credit facility. If additional capital were needed, our inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

      Various state and local regulations govern the transportation, handling, and sale of small pets. These laws vary from state to state and are enforced by the courts and by regulatory authorities with broad discretion. In addition, the operation of veterinary hospitals are subject to federal, state and local statutes and regulations such as the use, management, transport, and disposal of medical materials and biohazardous materials. While we seek to structure our operations to comply with the laws and regulations of each jurisdiction in which we operate, there can be no assurance that, given varying and uncertain interpretations of these laws, we would be found to be in compliance in all jurisdictions. A determination that we are in violation of applicable laws could require us to restructure our operations to comply with such requirements and/or incur fines or sanctions, which could harm our business.

A determination by tax regulators that our provision for income and other taxes is not adequate may result in a material impact to our financial position.

      We operate in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We believe an adequate provision for income and other taxes has been made for all years subject to audit. A determination by tax regulators in these jurisdictions that our provision for taxes is not adequate may result in a material impact to our financial position.

Our business exposes us to claims that could result in adverse publicity, harm to our brand, and a reduction in our sales.

      We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care in connection with the pet services we provide. In addition, we sell certain small pets including fish, birds, reptiles, and small rodents in our stores. Given the large number of small pets we sell, deaths or injuries of these small pets sometimes occur while they are within our care. As a result, we may be subject to claims that we do not properly care for these small pets. We may also be subject to claims resulting from the transfer of diseases from pets in our stores to associates and customers. In addition, from time to time, we have been subject to product liability claims for some of the products we sell. Any negative publicity or claims relating to any of the foregoing could harm our reputation and business, as well as expose us to litigation expenses and damages.

Pending legislation, weather, disease, or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

      There is generally a significant amount of legislation pending at the federal, state, provincial and local levels regarding the handling of pets. This legislation may impair our ability to transport the small pets we sell in our stores. The small pets we sell in our stores are susceptible to diseases that can quickly decrease or destroy the supply of these pets. In addition, our supply of products may be negatively impacted by weather, disease, contamination, or trade barriers. Any disruption in the supply of products to our stores, due to legislation, weather, disease, or any other factor, could harm our reputation and decrease our sales.

Fluctuations in the stock market, as well as general economic and market conditions, may harm the market price of our common stock.

      Over the last several years, the market price of our common stock has been subject to significant fluctuation. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	Announcements by analysts regarding their assessment of PETsMART and our prospects;

•	Announcements of our financial results, particularly if they differ from investors’ expectations;

•	General economic changes;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions and consolidations;

•	The prospects of our industry; and

•	Hostilities and acts of terrorism.

      In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, may harm the market price of our common stock.

We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.

      Our restated certificate of incorporation and bylaws include provisions that may delay, defer, or prevent a change in management or control that our stockholders may not believe is in their best interests. These provisions include:

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

      In August 1997, our board of directors adopted a Stockholder Rights Plan, commonly referred to as a poison pill, under which one preferred share purchase right was distributed on August 29, 1997, for each share of common stock held on that date. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, and the application of Section 203 could have the effect of delaying or preventing an acquisition of PETsMART.

Management

      Our executive officers and their ages and positions on March 29, 2004, are as follows:

Name	Age	Position

Philip L. Francis	57	Chairman and Chief Executive Officer
Robert F. Moran	53	President and Chief Operating Officer
Scott A. Crozier	53	Senior Vice President, General Counsel and Secretary
Barbara A. Fitzgerald	52	Senior Vice President, Store Operations
Kenneth T. Hall	36	Senior Vice President, Chief Marketing Officer
David L. King	51	Senior Vice President, Chief Information Officer
Timothy E. Kullman	48	Senior Vice President, Chief Financial Officer
David K. Lenhardt	34	Senior Vice President, Services, Strategic Planning and Business Development
Mark D. Mumford	42	Vice President, Controller, and Chief Accounting Officer
David A. Quinn	45	Senior Vice President, Distribution
Francesca M. Spinelli	50	Senior Vice President, People
Anthony N. Truesdale	41	Senior Vice President, Merchandising

      Philip L. Francis has been a director of PETsMART since 1989, and Chief Executive Officer since March 1998. In September 1999, he was also named Chairman of the Board, and from 1998 to 2001, he was President. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer, and President. Prior to that, he held several senior management positions for Roundy’s Inc., Cardinal Health, and the Jewel Companies.

      Robert F. Moran was appointed President and Chief Operating Officer in December 2001. He joined PETsMART as President of North American Stores in July 1999. From 1998 to 1999, he was President of

Toys ‘R’ Us, Ltd., Canada. Prior to 1991, and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

      Scott A. Crozier joined PETsMART as Senior Vice President and General Counsel in June 1999, and was appointed Secretary in June 2000. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and during that time, was also appointed as Special Assistant Attorney General with the Arizona Attorney General’s Office.

      Barbara A. Fitzgerald joined PETsMART as Senior Vice President of Store Operations in September 2000. Prior to joining PETsMART, during 2000, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys ‘R’ Us, Inc., including, Vice President, General Manager of New York/ New Jersey and Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores.

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

      David L. King joined PETsMART as Senior Vice President and Chief Information Officer in March 2000. From 1998 to 2000, Mr. King held various positions at JDA Software, Inc., a software and consulting provider for the retail industry, including Director of Consulting and Director of Sales. From 1994 to 1997, Mr. King served as Director of Systems and Logistics at Salinas y Rocha, in Mexico City. Prior to that, Mr. King held positions at Datamerica Corporation, Tymshare, Inc., and Boeing Computer Services, Inc. He was also the President and owner of two software and information system consulting firms, KingTec International, Inc., and D.L. King & Associates, Inc.

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

      Mark D. Mumford was appointed Vice President, Controller and Chief Accounting Officer in March 2003. He joined PETsMART in August 2001 as Vice President of Finance. From 2000 to 2001, he was a Director in the Financial Advisory Services group at PriceWaterhouse LLP, the predecessor of PricewaterhouseCoopers LLP. From 1990 to 2000, Mr. Mumford held various positions at MicroAge, Inc., including Senior Vice President of Operations, Vice President of Finance, Controller, and Chief Financial Officer and Chief Information Officer of Pinacor, Inc., a wholly owned subsidiary of MicroAge, Inc. In April 2000, MicroAge, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. He started his career in public accounting where he worked for Deloitte & Touche LLP.

      David A. Quinn was appointed Senior Vice President of Distribution in January 2002. Mr. Quinn joined PETsMART as Vice President of Distribution in September 1999. From 1990 to 1999, he was Director of Distribution and Traffic for the Waccamaw Corporation/ Home Place. Prior to that, Mr. Quinn was Divisional Director of Distribution for Lazarus Department Stores.

      Francesca M. Spinelli, joined PETsMART as Senior Vice President, People, in September 2003. From 1998 to 2003, she was with Radio Shack Corporation, where she served as Senior Vice President of People. Previously, Ms. Spinelli was with Wal-Mart Stores, Inc., from 1993 to 1998, where she held the positions of Corporate Vice President, Organizational Development and Vice President, Human Resources — McLane Company, Inc., a former division of Wal-Mart. Prior to 1993, Ms. Spinelli has held human resources positions with Dillaashwa, Hawthorn and Company, P.C., and APS, Inc. In addition, Ms. Spinelli serves on the board of directors of Advance Auto Parts, Inc.

      Anthony N. Truesdale was appointed Senior Vice President of Merchandising in June 2000. Mr. Truesdale joined PETsMART as Vice President of Hardgoods Merchandising in January 1999. He took on the import business for PETsMART in August 1999, and in October 1999, he was promoted to Senior Vice President of Merchandising for Hardgoods and Specialty. In April 2000, he was promoted to Senior Vice President Merchandising and Logistics. From 1997 to 1999, he served as Senior Manager in Produce for J. Sainsbury, plc., in the United Kingdom. Prior to that, Mr. Truesdale spent 18 years in various operating and merchandising functions at Shaws Supermarkets, Inc., a subsidiary of J. Sainsbury plc., in New England before taking the United Kingdom assignment.

Item 2.	Properties

      Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state at February 1, 2004:

Number of
United States:	Stores

Alabama	4
Arizona	30
Arkansas	3
California	71
Colorado	27
Connecticut	3
Delaware	2
Florida	40
Georgia	29
Idaho	2
Illinois	30
Indiana	14
Iowa	3
Kansas	8
Kentucky	5
Louisiana	10
Maryland	21
Massachusetts	8
Michigan	15
Minnesota	13
Mississippi	3
Missouri	13
Montana	3
Nebraska	3
Nevada	11
New Hampshire	2
New Jersey	18
New Mexico	4
New York	18

Number of
United States:	Stores

North Carolina	22
Ohio	23
Oklahoma	8
Oregon	7
Pennsylvania	22
Rhode Island	1
South Carolina	7
Tennessee	10
Texas	58
Utah	8
Vermont	1
Virginia	22
Washington	16
West Virginia	1
Wisconsin	3

Total U.S. stores	622
Canada	21

Total North America stores	643

      We lease substantially all of our stores, retail distribution centers, corporate offices, and certain equipment under non-cancellable operating leases. The terms of the store leases, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2021. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent, which approximated less than $0.2 million in 2003 and less than $0.1 million in 2002 and 2001.

      Our corporate offices cover approximately 186,000 square feet and the lease for this space expires in 2010. In January 2004, we signed a five-year lease for an additional 33,000 square feet in another location to meet our expanding corporate needs. Our distribution centers and respective lease expirations are as follows:

	Square	Lease
Location	Footage	Expiration

Ennis, Texas	230,000	2013
Phoenix, Arizona	447,000	2021
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2005
Newnan, Georgia	200,000	2006
Phoenix, Arizona	178,000	2021
Reno, Nevada	200,000	2013

      We also own and operate an internet fulfillment, catalog fulfillment, and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

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

      In April 2003, we made the decision to purchase the two land parcels, and in June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions have eliminated any arrangements between us and special purpose entities.

Item 3.	Legal Proceedings

      We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended February 1, 2004.

PART II

Item 5.	Market for the Registrant’s Common Stock and Related Stockholder Matters

      Price Range of Common Stock and Dividend Policy. Our common stock is traded on the NASDAQ National Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns, or commissions, and may not represent actual transactions.

			Dividends
	High	Low	Declared

Fiscal Year Ended February 1, 2004
First Quarter ended May 4, 2003	$15.63	$9.90	$—
Second Quarter ended August 3, 2003	20.50	14.57	—
Third Quarter ended November 2, 2003	26.48	18.01	0.02
Fourth Quarter ended February 1, 2004	28.80	22.31	0.02
Fiscal Year Ended February 2, 2003
First Quarter ended May 5, 2002	$16.25	$9.55	$—
Second Quarter ended August 4, 2002	18.29	12.15	—
Third Quarter ended November 3, 2002	21.00	13.26	—
Fourth Quarter ended February 2, 2003	20.00	14.48	—

      Dividends. On June 23, 2003, our Board of Directors declared a quarterly cash dividend of $0.02 per share, which was paid November 21, 2003, to stockholders of record on October 31, 2003. On December 16, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on February 20, 2004, to stockholders of record on January 30, 2004. On March 23, 2004, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 21, 2004, to stockholders of record on April 30, 2004. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. During 2003, we were not in default of our credit facility, which permitted us to pay dividends.

      Holders. On March 29, 2004, there were 5,648 holders of record of our common stock.

      Equity Compensation Plan Information. Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 10, 2004, under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

      Stock Purchase Program. The following table shows for each period in the thirteen weeks ended February 1, 2004, purchases of our common stock and the available funds to purchase additional common stock during fiscal 2003:

				Approximate Dollar
			Total Number of Shares	Value That May
	Total Number		Purchased as Publicly	Yet Be Purchased
	of Shares	Average Price	Announced Plans	Under the Plans or
Period	Purchased	Paid Per Share	or Programs	Programs(1)

Balance at November 2, 3003	505,500	$24.48	505,500	$22,625,184
November 3, 2003 to November 30, 2003	745,800	$25.48	745,800	$3,621,767
December 1, 2003 to January 4, 2004	155,000	$23.22	155,000	$22,945
January 5, 2004 to February 1, 2004	—	$—	—	$22,945 (2)

(1)	In April 2000, the Board of Directors approved a plan to purchase our common stock (“Purchase Program”). In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35.0 million. As of February 1, 2004, $0.023 million remained as available funds to purchase additional common stock under the Purchase Program for fiscal 2003.

(2)	The remaining amount expired March 31, 2004. On April 1, 2004, $35.0 million will be available to purchase common stock under the purchase program for one year.

Item 6.	Selected Financial Data

      The information required by this Item is attached at Appendix A.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Compensation, Distribution, Information Systems, Government Regulation, and Business Risks included in Item 1 Part I of this Annual Report on Form 10-K.

Overview

      Based on our 2003 sales of $3.0 billion, we are the leading provider of products, services, and solutions for the lifetime needs of pets in North America. As of February 1, 2004, we operated 643 retail stores in North America, typically ranging in size from 19,000 to 27,000 square feet. We also reach customers through our direct marketing channels, including PETsMART.com, the internet’s most popular pet e-commerce site, a separate web-site dedicated to equine products, and two major branded catalogs.

      We complement our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high quality grooming services. In addition, through our strategic relationship with Banfield, The Pet Hospital, full-service veterinary care is available in approximately 350 of our stores.

      During 2003, we opened 60 net new stores, and remodeled the final group of approximately 145 stores under a new store format. The new store format eliminates most of the high-steel shelving, organizes consumable and hard good products by pet species, and also places a stronger visual emphasis on in-store services like pet training, grooming, adoptions, and veterinary care. We continue to invest in training for our approximately 26,500 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet solutions. In 2004, we expect to open approximately 90 new stores, net of store closures.

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

Inventory Shrinkage Reserves

      Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of a reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of each reporting period presented, we estimate the inventory shrinkage reserve for un-inventoried sales based on a two-year historical trend analysis by store. As of February 1, 2004, and February 2, 2003, we have reserved approximately $10.1 million and $10.2 million, respectively, for inventory shrinkage.

Reserve for Closed Stores

      We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. We establish reserves for future rental payments on closed stores and terminated subleases in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in general and administrative expenses. We calculate the costs for future rental payments associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges to these stores will not be required based on the changing real estate environment.

      As of February 1, 2004, and February 2, 2003, we had, respectively, 19 and 18 stores included in our closed store reserves, of which 12 and nine were under sublease agreements. We have assumed that as of February 1, 2004, five additional stores will have sublease income in future periods, which represents a $13.7 million reduction to the reserve. If these sublease assumptions were extended by a year, the reserve would increase by approximately $1.3 million. We closed seven stores in fiscal 2003, of which one store closed as scheduled due to lease expiration, compared to four stores in fiscal 2002. As of February 1, 2004, and February 2, 2003, the total remaining discounted gross rents for such closed stores was $55.7 million and $46.5 million, respectively, which was reduced by expected sublease income of $41.0 million and $37.2 million, respectively, for a net balance of approximately $14.7 million and $9.3 million, respectively, for closed store reserves.

Insurance Liabilities and Reserves

      We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $948.7 million in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under our casualty and workers compensation insurance policies through January 31, 2004, we retain the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 1, 2004, and February 2, 2003, we had approximately $27.9 million and $26.5 million, respectively, in reserves related to casualty, self-insured health plans and workers’ compensation insurance policies.

Income Taxes

      We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances at February 1, 2004, and February 2, 2003, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

Results of Operations

      The following table presents the percent to net sales of certain items included in our consolidated statements of operations:

	Fiscal Year Ended

	Feb. 1,	Feb. 2,	Feb. 3,
	2004	2003	2002

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.6	70.8	73.1

Gross profit	30.4	29.2	26.9
Operating expenses	18.4	18.5	19.3
General and administrative expenses(1)	3.8	4.3	4.8

Operating income	8.2	6.4	2.8
Interest income	0.1	0.1	0.1
Interest expense	(0.7)	(0.8)	(1.1)

Income before income tax expense and minority interest	7.6	5.7	1.8
Income tax expense(1)	2.9	2.4	0.3

Income before minority interest	4.7	3.3	1.5
Minority interest in subsidiary loss	—	—	0.1

Net income	4.7%	3.3%	1.6%

(1)	We adopted SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections as of April 2002,” that among other things, rescinded SFAS No. 4, “Reporting Gains and Losses from Extinguishment of Debt” as of August 4, 2002, and as a result, reclassified the gain on early extinguishment of debt of $1.2 million for 2001 as a reduction to general and administrative expenses. We also reclassified the related income tax expense of $0.5 million for 2001 to income tax expense.

Fiscal 2003 Compared to Fiscal 2002

Net Sales

      Net sales increased $300.9 million, or 11.2%, to $2,996.1 million for 2003, from 2002 sales of $2,695.2 million. Store sales increased by $310.6 million as a result of 60 additional net new stores and a 7.0% increase in comparable store sales. Included in store sale, services sales increased by 25.4%, or $39.2 million. The increase in services revenue, which includes grooming, training, and PETsHOTEL operations, was due primarily to higher volume. The increases were partially offset by a decrease in direct marketing channel sales of $9.7 million. As of February 1, 2004, we operated 643 stores, compared with 583 stores as of February 2, 2003.

Gross Profit

      Gross profit increased as a percentage of net sales to 30.4% for 2003, from 29.2% for 2002. The increase primarily reflected lower product cost of goods sold and increased sales of higher margin products during 2003, compared with 2002. We also continued to leverage expenses in 2003 through lower inventory shrinkage and occupancy costs as a percentage of sales, compared with 2002.

Operating Expenses

      Operating expenses decreased slightly as a percentage of net sales to 18.4% for 2003, from 18.5% for 2002. As a percentage of sales, reductions in equipment rent and operating expenses in the direct marketing channels drove the decrease for 2003, compared with 2002.

General and Administrative Expenses

      General and administrative expenses decreased as a percentage of net sales to 3.8% for 2003, from 4.3% for 2002. In 2002, we recorded $11.4 million related to litigation settlement and costs, which represented 0.4% of sales. In 2003, we leveraged payroll and benefits costs as well as decreased our bonus expenses compared to 2002. This reduction was partially offset by higher expenses associated with closed stores and the payment of a residual value guarantee on two land parcels. We closed seven stores in fiscal 2003, compared to four stores in fiscal 2002. The higher expense in 2003 was driven by a timing difference due to the application of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The plan to close two of the four stores in 2002, and the related expense recognition, took place at the end of fiscal 2001. In 2002, we adopted SFAS 146, which requires us to record closed store expense in the period that the store is actually closed.

Interest Expense

      Interest expense decreased to $19.5 million for 2003, from $20.8 million for 2002. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes, or the Notes, in the first quarter of 2002. For 2003, interest expense also included lower capital lease interest due to the expiration of certain capital lease obligations.

Income Tax Expense

      For 2003, the $88.3 million income tax expense represents an effective rate of 38.8%. For 2002, the $65.0 million income tax expense represents an effective rate of 42.2%. The reduction in the effective tax rate from 2002 to 2003 is primarily due to certain non-deductible losses recognized in 2002 associated with the settlement of litigation.

Fiscal 2002 Compared to Fiscal 2001

Net Sales

      Net sales increased $194.2 million, or 7.8%, to $2,695.2 million for 2002, from 2001 sales of $2,501.0 million. Store sales increased by $240.9 million as a result of 23 additional net stores and a 9.6% increase in comparable store sales. Fiscal 2001 had 53 weeks compared with 52 weeks in fiscal 2002. Services sales, which are included in store sales growth, increased by 29.4%, or $35.1 million. The increases were partially offset by a decrease in direct marketing channel sales of $46.7 million. As of February 2, 2003, we operated 583 stores, compared with 560 stores as of February 3, 2002. In 2002, we opened 25 new stores, relocated two stores and closed four stores. The increase in services revenue, which includes grooming, training and our PETsHOTEL operations, was due primarily to increased traffic. The decrease in revenue from direct marketing channels was from lower pet catalog sales, due to a decision to reduce circulation and advertising in the first half of 2002, and lower e-commerce sales. Also, in the fourth quarter of 2001, we sold an ancillary equine catalog to a third party and closed five small neighborhood PetWise retail stores located in upstate New York, which had been part of the direct marketing channels business in 2001.

Gross Profit

      Gross profit increased as a percentage of net sales to 29.2% for 2002, from 26.9% for 2001. The increase primarily reflected lower product cost of goods sold and increased sales of higher margin products during 2002, compared with 2001. Although we increased our direct marketing gross profit margins due to lower distribution costs, the reduction in the direct marketing sales volumes caused a slight reduction in gross profit. We also continued to leverage expenses in 2002 through lower inventory shrinkage and occupancy costs as a percentage of sales, compared with 2001. The lower distribution costs for our direct marketing channels were primarily a result of the benefits obtained from their integration in the first half of 2002.

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

General and Administrative Expenses

      General and administrative expenses decreased as a percentage of net sales to 4.3% for 2002, from 4.8% for 2001. In 2002, we recorded $11.4 million related to litigation settlement and costs, which represented 0.4% of sales. In 2001, we recorded $6.9 million for impairment charges, $3.7 million in charges related to the reorganization of subsidiaries, $13.5 million for store closures, $5.0 million related to litigation costs, and $0.7 million for other asset write downs. We also recorded cash proceeds of $17.0 million associated with a vendor resolution, totaling net charges of $12.8 million. These charges represented 0.5% of sales. In 2002, the reductions in our direct marketing channels, due primarily to the benefits obtained from their integration in the first half of 2002, as well as credits received through a resolution for vendor services, were partially offset by higher bonus accruals related to our performance for 2002, and higher costs associated with employee benefits and insurance.

Interest Expense

      Interest expense decreased to $20.8 million for 2002, from $27.4 million for 2001. The decrease was primarily due to the retirement and conversion of the Notes, in the first quarter of 2002. For 2001, interest expense also included higher bank fees due to the expensing of unamortized fees when we entered into a new credit agreement in April 2001. The decrease was partially offset by higher interest as a result of additional capital leases entered into in 2002 and 2001.

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

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

      Cash provided by operations increased $23.6 million to $246.4 million in 2003, compared with $222.8 million in 2002. The increase was driven by higher net income and depreciation and amortization, and was partially offset by decreases in changes in assets and liabilities.

      Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 41.5% as of February 1, 2004, compared with 39.7% as of February 2, 2003. Inventory balances were $309.1 million as of February 1, 2004, and $257.1 million as of February 2, 2003. Average retail store inventory, which represents total ending inventory divided by the open stores at the end of the period, increased to approximately $0.48 million per store as of February 1, 2004, compared with approximately $0.44 million per store as of February 2, 2003. Increases over the prior year reflect improved in-stocks at the end of 2003, the increase in the number of store openings in the first quarter of 2004 and the inventory needed to stock them, and the continued increase in sales in existing stores.

      Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, and expenditures associated with the equipment and computer software in support of our system initiatives. For 2003, we incurred $172.2 million in capital expenditures, compared with $163.7 million for 2002. The increase in spending was primarily due to new store growth, completion of the store reformatting initiatives, purchase of a corporate aircraft, and equipment and computer software in support of our systems initiatives.

      In January 2002, we acquired all the remaining shares held by PETsMART.com minority stockholders for approximately $9.5 million, which was paid during 2002. In June 2001, we purchased 1,020,789 shares of PETsMART.com’s convertible voting preferred stock from minority shareholders for approximately $0.7 million.

      Net cash used in financing activities for 2003 was $0.5 million, which is comprised mainly of $36.0 million in proceeds from the issuance of common stock as a result of stock option exercises and the employee stock purchase program, offset by the purchase of Common Stock of $35.0 million. In addition, dividends paid to stockholders approximated $2.9 million in 2003. Net cash provided by financing activities for 2002 was $66.4 million.

Common Stock and Notes Purchase Program

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

      In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35.0 million. Our policy on the purchase of our common stock is to make market purchases when the price is advantageous and as cash flow allows, maintaining appropriate liquidity. During 2003, we purchased approximately 1,406,000 shares of our common stock for $35.0 million, at an average price of $24.87 per share.

Common Stock Dividends

      On June 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share that was paid November 21, 2003, to stockholders of record on October 31, 2003. On December 16, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on February 20, 2004, to stockholders of record on January 30, 2004. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. In 2003, approximately $2.9 million were paid to stockholders.

      On March 23, 2004, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 21, 2004, to stockholders of record on April 30, 2004.

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

Operating Capital and Capital Expenditure Requirements

      All our stores are leased facilities. We opened 60 net new stores, and reformatted 145 stores in 2003. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. To convert a store to our new store format costs approximately $0.2 million per store. Based on our current plan for approximately 90 net new stores during 2004, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $180.0 to $185.0 million for 2004.

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

      Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately six years as of February 1, 2004), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate the timing of new store openings, related preopening costs, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, the impact of new store openings will also contribute to lower store operating margins until they become established. We charge preopening costs associated with each new location to expense as the costs are incurred.

Lease and Other Commitments

Operating and Capital Lease Commitments

      The following table summarizes our contractual obligations, net of estimated sublease income, at February 1, 2004, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due in Fiscal Year

		2005 &	2007 &	2009 and
Contractual Obligation(1)	2004	2006	2008	Beyond	Total

Operating lease obligations	$195,525	$383,188	$368,619	$1,135,286	$2,082,618
Capital lease obligations(2)	21,755	42,349	43,643	235,132	342,879

Total	$217,280	$425,537	$412,262	$1,370,418	$2,425,497

(1)	At February 1, 2004, we had no long-term debt or purchase obligations.

(2)	Includes $172.2 million in interest.

      The operating lease payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases is as follows (in thousands):

Sublease Income

2004	$3,697
2005	3,810
2006	3,763
2007	3,622
2008	3,374
Thereafter	13,780

$32,046

Letters of Credit

      We issue letters of credit for guarantees provided for insurance programs, capital leases and utilities. As of February 1, 2004, $22.7 million was outstanding under our letters of credit.

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

      In April 2003, we made the decision to purchase the two land parcels, and based on appraisals, we recorded a $1.7 million loss in the consolidated financial statements for 2003. During 2003, we completed this transaction and no further loss was recorded in the consolidated financial statements. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The buyer of the properties paid all principal amounts owing on the financing, and we paid all accrued interest of approximately $2.2 million. We recorded no material gain or loss in this transaction. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions have eliminated any arrangements between special purpose entities and us.

Related Party Transactions

      We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside over half our stores, under the name Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of February 1, 2004, we owned approximately 15% of the voting stock, and approximately 32% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $10.5 million, $8.3 million, and $6.7 million during 2003, 2002, and 2001 respectively. Licensing fees receivable from MMI totaled $4.4 million and $2.9 million at February 1, 2004, and February 2, 2003, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

      At our option, on November 21, 2003, we amended our credit facility to reduce the available commitment to $125.0 million, extend the maturity by two years to April 30, 2008, and amended certain covenants. The credit facility permits us to pay dividends, so long as we are not in default or the payment of dividends would not result in default. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of February 1, 2004, we had no borrowings outstanding under the credit facility; however, we issue letters of credit for guarantees provided for insurance programs, capital lease agreements, and utilities.

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

Recent Accounting Pronouncements

      The FASB issued FASB Interpretation, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of that variable interest entity of which it is the primary beneficiary. In 2003, we purchased two properties from the structured lease financing facility, and based on current appraisals, we recorded a $1.7 million loss in the consolidated financial statements. Subsequent to this purchase and also in 2003, the structured lease financing facility was liquidated and the remaining seven stores were leased by the Company. FIN 46 was effective for us on August 4, 2003. With the liquidation of our special purpose entity during 2003, FIN 46 did not have a material impact on our consolidated financial statements.

      In March 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified after December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met that allow companies to account for vendor funding as a reduction of related selling, general, and administrative expenses. During 2003 and 2002, we recorded approximately $10.9 million and $11.0 million, respectively, for cooperative promotional income. We adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.

      In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements, including modifications to existing arrangements, entered into fiscal periods beginning after November 25, 2003. We are currently assessing the impact, if any, regarding the adoption of EITF 03-10.

Other Information

      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the fourth quarter of 2003 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. The non-audit services approved by the Audit Committee in the fourth quarter ended February 1, 2003 were for information systems audit support services. The service has been approved in accordance with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

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

Interest Rate Risk

      We use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during 2003. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

      Our Canadian subsidiary operates 21 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $75.8 million or 2.5% of our revenues for 2003, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were $0.4 million in exchange loss for 2003.

Item 8.	Financial Statements and Supplementary Data

      The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

      Not applicable.

Item 9a.     Controls and Procedures

      Based on their evaluation as of February 1, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Annual Report on Form 10-K was recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-K. There were no changes in our internal controls over financial reporting during the fourth quarter ended February 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors is incorporated by reference from the information under the caption “Election of Directors” to be contained in our proxy statement in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on June 10, 2004.

      The required information concerning our executive officers is contained in Item 1, Part 1 of this Annual Report on Form 10-K.

      All PETsMART associates must act ethically at all times and in accordance with the policies comprising the PETsMART Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and such other individuals performing similar positions, have signed a certificate acknowledging that they have read, understand, and will continue to comply with the policy. The policy is published and any amendments or waivers thereto will be published in the Corporate Governance section of the PETsMART website located at www.petm.com.

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

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference from the information under caption “Fees to Independent Auditors for Fiscal 2003 and 2002” to included in our proxy statement.

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

      (b) Reports on Form 8-K.

      PETsMART furnished a current Report on Form 8-K, dated November 20, 2003, on November 20, 2003, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the thirteen weeks ended November 2, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 12, 2004.

PETSMART, INC.

By:	/s/ PHILIP L. FRANCIS

Philip L. Francis
Chairman of the Board of Directors,
and Chief Executive Officer

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip L. Francis and Timothy E. Kullman and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	April 12, 2004

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 12, 2004

/s/ MARK D. MUMFORD Mark D. Mumford	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	April 12, 2004

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 12, 2004

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 12, 2004

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 12, 2004

/s/ THOMAS D. O’MALLEY Thomas D. O’Malley	Director	April 12, 2004

Signature	Title	Date

/s/ NANCY J. PEDOT Nancy J. Pedot	Director	April 12, 2004

/s/ WALTER J. SALMON Walter J. Salmon	Director	April 12, 2004

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 12, 2004

APPENDIX E

PETsMART, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.1(1)	Restated Certificate of Incorporation of PETsMART.
3.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART.
3.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART.
3.4(4)	Bylaws of PETsMART, as amended.
4.1	Reference is made to Exhibit 3.1 through 3.4.
4.2(5)	Form of Stock Certificate.
4.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.
10.1(7)	Form of Indemnity Agreement between PETsMART and its Directors and Officers.
10.2†(8)	2003 Equity Incentive Plan.
10.3†(9)	1996 Non-Employee Directors’ Equity Plan, as amended.
10.4†(10)	1997 Equity Incentive Plan, as amended.
10.5†(11)	2002 Employee Stock Purchase Plan.
10.6(12)	Form of Restricted Stock Bonuses.
10.7*	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of November 21, 2003, as Amended and Restated.
10.9(13)	Form of Promissory Note with executive officers.
10.10*†	Non-Qualified Deferred Compensation Plan, as amended.
10.11†(14)	Executive Short Term Incentive Plan, as amended.
10.12(15)	Employment Agreement, between PETsMART and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer.
10.13(16)	Employment Agreement, between PETsMART and Robert F. Moran, President and Chief Operating Officer.
10.14(17)	Offer Letter, between PETsMART and Timothy E. Kullman, Senior Vice President, Chief Financial Officer.
10.15(18)	Form of Offer Letter between PETsMART and executive officers.
10.16(19)	Executive Change in Control and Severance Benefit Plan.
23.1*	Consent of Deloitte & Touche LLP, Independent Auditors.
31.1*	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(20)	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(20)	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.4 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(8)	Incorporated by reference to Exhibit B to PETsMART’s Proxy Statement (File No. 0-21888), filed on May 12, 2004.

(9)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(10)	Incorporated by reference to Exhibit 10.4 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(11)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(12)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(13)	Incorporated by reference to Exhibit 10.9 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(14)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(15)	Incorporated by reference to Exhibit 10.12 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(16)	Incorporated by reference to Exhibit 10.13 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(17)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.

(18)	Incorporated by reference to Exhibit 10.14 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(19)	Incorporated by reference to Exhibit 10.15 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 18, 2003.

(20)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

PETsMART, INC. AND SUBSIDIARIES

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND

FINANCIAL STATEMENT SCHEDULE

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.
Phoenix, Arizona

      We have audited the accompanying consolidated balance sheets of PETsMART, Inc. and subsidiaries (the “Company”) as of February 1, 2004 and February 2, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended February 1, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PETsMART, Inc. and subsidiaries as of February 1, 2004 and February 2, 2003, and the results of their operations and their cash flows for each of the three fiscal years in the period ended February 1, 2004, in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

April 9, 2004

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	February 1,	February 2,
	2004	2003

	(In thousands,
	except par value)
ASSETS
Cash and cash equivalents	$327,810	$253,936
Receivables, net	16,628	9,657
Merchandise inventories	309,140	257,090
Deferred income taxes	2,876	8,809
Prepaid expenses and other current assets	31,198	31,656

Total current assets	687,652	561,148
Property and equipment, net	577,182	489,947
Investments	33,694	33,694
Deferred income taxes	47,463	46,061
Goodwill, net	14,422	14,422
Intangible assets, net	2,621	2,838
Other assets	13,661	10,746

Total assets	$1,376,695	$1,158,856

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$128,303	$102,169
Accrued payroll, bonus, and employee benefits	73,058	70,256
Accrued occupancy expenses	27,971	24,285
Current maturities of capital lease obligations	4,964	7,564
Other current liabilities	105,518	84,190

Total current liabilities	339,814	288,464
Capital lease obligations	165,738	159,443
Deferred rents and other noncurrent liabilities	31,988	29,750

Total liabilities	537,540	477,657

Commitments and contingencies Stockholders’ Equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 144,813 and 139,914 shares issued	14	14
Additional paid-in capital	705,265	642,767
Deferred compensation	(6,658)	(19)
Retained earnings	174,053	40,239
Accumulated other comprehensive income (loss)	1,458	(1,802)
Less: treasury stock, at cost, 1,406 and 0 shares	(34,977)	—

Total stockholders’ equity	839,155	681,199

Total liabilities and stockholders’ equity	$1,376,695	$1,158,856

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(In thousands, except per share data)
Net sales	$2,996,051	$2,695,184	$2,501,012
Cost of sales	2,086,117	1,907,144	1,827,527

Gross profit	909,934	788,040	673,485
Operating expenses	551,388	498,343	483,657
General and administrative expenses	114,618	117,851	119,156

Operating income	243,928	171,846	70,672
Interest income	3,358	2,803	2,007
Interest expense	(19,454)	(20,836)	(27,436)

Income before income tax expense, and minority interest	227,832	153,813	45,243
Income tax expense	88,283	64,958	7,972

Income before minority interest	139,549	88,855	37,271
Minority interest in subsidiary loss	—	—	2,296

Net income	139,549	88,855	39,567
Other comprehensive income (loss), net of income tax expense (benefit):
Foreign currency translation adjustments	3,260	1,003	(357)

Comprehensive income	$142,809	$89,858	$39,210

Basic earnings per share	$0.99	$0.66	$0.35

Diluted earnings per share	$0.95	$0.63	$0.35

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Shares					Retained	Other	Notes
				Additional	Deferred	Earnings/	Comprehensive	Receivable
	Common	Treasury	Common	Paid-In	Compen-	(Accumulate	Income	from	Treasury
	Stock	Stock	Stock	Capital	sation	Deficit)	(Loss)	Officers	Stock	Total

	Amounts (In thousands, except per share data)
BALANCE AT JANUARY 28, 2001	117,753	(6,350)	12	403,758	(663)	(88,183)	(2,448)	(4,319)	(27,578)	280,579
Tax benefit from exercise of stock options				172						172
Issuance of common stock under stock incentive plans	1,231			5,909						5,909
Amortization of deferred compensation, net of award reacquisitions and adjustments	(25)			(263)	367					104
Other comprehensive loss, net of income tax:
Foreign currency translation adjustments							(357)			(357)
Accrued interest on notes receivable issued to officers								(511)		(511)
Repayments of notes receivable issued to officers								343		343
Retirement of treasury stock	(6,350)	6,350	(1)	(27,577)					27,578	—
Net income						39,567				39,567

BALANCE AT FEBRUARY 3, 2002	112,609	—	11	381,999	(296)	(48,616)	(2,805)	(4,487)	—	325,806
Tax benefit from exercise of stock options				14,112						14,112
Issuance of common stock under stock incentive plans	4,037		1	27,188						27,189
Issuance of common stock under an offering	3,492			43,925						43,925
Conversion of 6 3/4% Subordinated Convertible Notes to common stock	19,797		2	174,730						174,732
Amortization of deferred compensation, net of award reacquisitions and adjustments	(21)			(351)	277					(74)
Compensation expense related to options held by non-employees				1,164						1,164
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							1,003			1,003
Accrued interest on notes receivable issued to officers and notes issued to officers								(717)		(717)
Repayments of notes receivable issued to officers								5,204		5,204
Net income						88,855				88,855

BALANCE AT FEBRUARY 2, 2003	139,914	—	14	642,767	(19)	40,239	(1,802)	—	—	681,199
Tax benefit from exercise of stock options				17,743						17,743
Issuance of common stock under stock incentive plans	4,344			36,007						36,007
Amortization of deferred compensation, net of award reacquisitions and adjustments	555			8,748	(6,639)					2,109
Cash Dividends ($0.02 per share)						(5,735)				(5,735)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							3,260			3,260
Purchase of treasury stock, at cost		(1,406)							(34,977)	(34,977)
Net income						139,549				139,549

BALANCE AT FEBRUARY 1, 2004	144,813	(1,406)	$14	$705,265	$(6,658)	$174,053	$1,458	$—	$(34,977)	$839,155

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$139,549	$88,855	$39,567
Adjustments to reconcile net income to net cash provided by operating activities —
Depreciation and amortization	95,948	77,268	58,709
Loss on disposal of property and equipment	4,655	4,377	5,796
Elimination of goodwill in PETsMART.com	—	—	8,575
Impairment charge and write-down of subsidiary assets	—	—	9,747
Minority interest in subsidiary	—	—	(2,296)
Capital assets received through vendor settlement	(1,288)	(3,442)	—
Gain on early extinguishment of debt	—	—	(1,190)
Compensation expense related to non-employee options	—	1,164	—
Tax benefit from exercise of stock options	17,743	14,112	172
Deferred income taxes	4,532	(15,941)	(26,556)
Changes in assets and liabilities:
Receivables, net	(6,646)	13,654	13,525
Merchandise inventories	(50,504)	14,609	48,651
Prepaid expenses and other current assets	1,021	(2,250)	(12,134)
Other noncurrent assets	(2,977)	1,844	(242)
Accounts payable	16,400	5,299	(37,651)
Accrued payroll, bonus, and employee benefits	2,858	18,433	26,251
Accrued occupancy expenses	3,723	(2,584)	6,643
Other current liabilities	17,305	7,052	48,397
Deferred rents and other noncurrent liabilities	4,114	320	4,030

Net cash provided by operating activities	246,433	222,770	189,994

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(172,227)	(163,698)	(105,104)
Investment in equity holdings	—	(9,500)	(741)
Proceeds from sales of property and equipment	315	674	28,481

Net cash used in investing activities	(171,912)	(172,524)	(77,364)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	36,007	71,114	5,909
Net repayments (issuances) of notes receivable from officers	—	4,487	(168)
Purchase of treasury stock	(34,977)	—	—
Borrowings from bank credit facility	—	—	171,200
Repayments of bank credit facility	—	—	(171,200)
Purchases of subordinated convertible notes	—	(275)	(6,382)
Payments on capital lease obligations	(7,892)	(12,304)	(12,733)
Increase (decrease) in bank overdraft	9,716	3,397	(3,806)
Payments of deferred financing fees	(464)	—	(2,280)
Cash dividends paid to stockholders	(2,871)	—	—

Net cash (used in) provided by financing activities	(481)	66,419	(19,460)

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(166)	160	114

INCREASE IN CASH AND CASH EQUIVALENTS	73,874	116,825	93,284
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	253,936	137,111	43,827

CASH AND CASH EQUIVALENTS AT END OF YEAR	$327,810	$253,936	$137,111

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and its Significant Accounting Policies

Business

      PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories, live pets and professional services for the lifetime needs of pets. As of February 1, 2004, the Company operated 643 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in more than half the Company’s stores. Through its direct marketing channels, PETsMART is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies.

Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

      All investments in which the Company has the ability to exercise significant influence over the investee, but less than a controlling voting interest, are accounted for under the equity method of accounting. Under the equity method of accounting, the Company’s share of the investee’s earnings or loss is included in consolidated operating results. Other investments, for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of February 1, 2004, and February 2, 2003, such investments were recorded at the lower of cost or estimated net realizable value.

Fiscal Year

      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2003 and fiscal 2002 each comprised 52 weeks, and fiscal 2001 comprised 53 weeks.

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to sublease income, reserves against deferred tax assets, inventory shrinkage, insurance reserves, and cash flows in analyses for impairment of long-lived assets and goodwill require significant estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents

      Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of February 1, 2004, and February 2, 2003, bank overdrafts of approximately $49,677,000 and $39,961,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with a maturity of three months or less to be cash equivalents.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Vendor Rebates and Promotions

      The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual merchandise supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets as of February 1, 2004, and February 2, 2003, were approximately $1,293,000 and $1,263,000, respectively. Unearned rebates recorded as a reduction of inventory in the accompanying consolidated balance sheets were approximately $385,000 and $962,000 as of February 1, 2004, and February 2, 2003, respectively.

     Merchandise Inventories and Cost of Sales

      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain procurement and distribution costs relating to the processing of merchandise. The Company maintains reserves for lower of cost or market, as well as shrinkage.

      Total procurement and distribution costs charged to inventory during fiscal 2003, 2002, and 2001 were $169,579,000, $156,926,000, and $126,784,000, respectively. Procurement and distribution costs remaining in inventory as of February 1, 2004 and February 2, 2003, were $30,262,000 and $25,442,000, respectively.

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

     Inventory Shrinkage Reserves

      PETsMART stores perform physical inventories once a year and, in between physical inventories, stores perform cycle counts on certain inventory items. The forward distribution centers and distribution centers perform cycle counts encompassing all inventory items every quarter. Therefore, as of the end of each reporting period, there will be stores with certain inventory items that have not been counted. Due to the holiday season at the end of the fiscal year, the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. As of the end of each reporting period, the Company estimates the inventory shrinkage reserve by applying a rolling two-year historical shrink rate against the volume of merchandise sales since the last inventory. During 2002, the Company changed the historical shrink rate from a three-year historical trend to a two-year trend because the Company believes the actual shrink results in 2000 were skewed by the effects of the implementation of its business software, and are not indicative of the current results. The implementation of the business software significantly impacted distribution and replenishment processes causing out of stock and overstock conditions and significant book to physical inventory adjustments, which continued into 2000. These issues caused significant fluctuations in 1999 and 2000 shrink rates that are not reflective of current experience. Due to the reformatting of stores, a stabilization of business software, and improved store inventory management procedures, the Company believes that recording the shrink estimate based on a two-year trend is an appropriate reflection of the continuing changes in the business. As of February 1, 2004 and February 2, 2003, approximately $10,055,000 and $10,243,000, respectively, were recorded for inventory shrinkage reserves.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Property and Equipment

      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Computer software consists primarily of third party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. Once the project is in the development phase, external consulting costs, as well as internal labor costs, are capitalized. Training costs, data conversion costs, and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures, and equipment are expensed as incurred.

      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures, and equipment	3 - 12 years
Leasehold improvements	2 - 18 years
Computer software	3 - 7 years

     Goodwill and Intangible Assets

      The carrying value of goodwill of $14,422,000 as of February 1, 2004, and February 2, 2003, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In fiscal 2002, the Company recorded $1,200,000 of additional goodwill related to the payment of contingent consideration associated with the acquisition of PETsMART PETsHOTELSM in 2000. In the second quarter of fiscal 2001, the Company eliminated net goodwill of $8,575,000 associated with the increase in ownership of PETsMART.com (see Note 2). The goodwill was eliminated in connection with the reversal of the valuation allowance against deferred tax assets and is discussed under Income Taxes (see Note 7). In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000, and eliminated the minority interest balance of $604,000. The net amount of $8,896,000 was recorded in goodwill, and is associated with the pet internet and pet catalog direct marketing channels, which remain an integral part of the Company’s direct marketing strategies.

      In accordance with Statement of Financial Accounting Standards, or SFAS, No. 142, “Goodwill and Other Intangible Assets,” the Company discontinued the amortization of goodwill, effective February 4, 2002. The Company has completed the transitional goodwill impairment test for its reporting units and recorded no impairment charge.

      A reconciliation of the previously reported net income and earnings per common share to the amounts adjusted for the exclusion of goodwill amortization, net of the related income tax effect, is as follows (in thousands, except per share amounts):

	Fiscal 2001

		Earnings Per
		Share

	Income	Basic	Diluted

Reported net income	$39,567	$0.35	$0.35
Add back: amortization expense, net of income tax benefit	1,056	0.01	0.01

Adjusted net income	$40,623	$0.36	$0.36

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Intangible assets consisted solely of trademarks that have an estimated useful life of 15 years. The trademarks have zero residual value. Changes in the carrying amount for fiscal 2002 and 2003, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 3, 2002	$4,758	$(1,656)	$3,102
Additions	14	(278)	(264)

Balance, February 2, 2003	$4,772	$(1,934)	$2,838
Additions	113	(330)	(217)

Balance, February 1, 2004	$4,885	$(2,264)	$2,621

      Amortization expense for the intangible assets was $330,000 and $278,000 during fiscal 2003 and fiscal 2002, respectively. For fiscal years 2004 through 2008, the Company estimates the amortization expense to be approximately $348,000 each year.

     Impairment of Long-Lived Assets

      Long-lived assets are reviewed for impairment, based on undiscounted cash flows, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals. As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, in fiscal 2001, the Company recorded a $6,927,000 impairment loss associated with PETsMART Direct’s building, fixtures, equipment, goodwill, and software, which was recorded in general and administrative expenses (see Note 6). The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. During fiscal 2002, no impairment losses were recorded. During fiscal 2003, the Company recorded a loss of approximately $1,300,000 in general and administrative expenses, which represented the net book value of leasehold improvements at closed stores.

     Insurance Liabilities and Reserves

      The Company maintains standard property and casualty insurance on all of its properties, product liability insurance covering the sale of live pets, self-insured health plans, and workers compensation insurance. Property insurance covers approximately $949,000,000 in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under casualty and workers compensation insurance policies through January 31, 2004, the Company retained the initial risk of loss of $250,000 for each policy per occurrence. Effective February 1, 2004, the Company engaged a new insurance provider. Under casualty and workers compensation insurance policies with the new provider, the Company retained an initial risk of loss of $500,000 for each policy per occurrence on or subsequent to February 1, 2004. The Company establishes reserves for property and casualty, product liability, and workers compensation losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 1, 2004, and February 2, 2003, the Company had approximately $27,862,000 and $26,500,000, respectively, in reserves related to casualty, self-insured health plan and workers compensation insurance policies.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Other Current Liabilities

      Other current liabilities consisted of the following (in thousands):

	February 1,	February 2,
	2004	2003

Accrued legal fees and settlement costs	$2,144	$17,569
Accrued income and sales tax	31,194	13,794
Accrued general liability insurance	6,328	5,538
Accrued advertising	2,128	2,149
Accrued capital purchases	11,540	6,637
Gift card liability	5,850	4,158
Other current liabilities	46,334	34,345

	$105,518	$84,190

      Legal fees and other costs incurred in connection with loss contingencies are expensed as incurred.

     Income Taxes

      Deferred income tax assets and liabilities are established for temporary differences between the financial reporting bases and the income tax bases of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. Deferred income tax assets are reduced by a valuation allowance if, in the judgment of the Company’s management, it is more likely than not that such assets will not be realized. In 2001, the Company reversed valuation allowances on deferred tax assets of $18,885,000 associated with the increase in ownership of PETsMART.com (see Note 2). The impact of the reversed valuation allowances was included in income tax expense net of the reduction of goodwill discussed above under Goodwill and Intangible Assets.

     Revenue Recognition

      The Company records revenue at the point of sale for retail stores. The shipping terms for catalog and internet orders is FOB shipping point, therefore revenue is recognized at the time of shipment for catalog and electronic commerce sales. Outbound shipping charges are included in net sales when the products are shipped for catalog and electronic commerce sales. The Company records an allowance for estimated returns in the period of sale. Revenue for grooming, pet training, and PETsHOTEL is recognized when services are performed.

Advertising

      The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating expenses. Total advertising expenditures, net of cooperative income, including direct response advertising, were $72,793,000, $66,180,000, and $80,247,000 for fiscal 2003, 2002, and 2001, respectively. Direct response advertising consists primarily of product catalogs developed by the Company’s direct marketing subsidiaries. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. As of February 1, 2004, and February 2, 2003, $1,267,000 and $2,020,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Reserve for Closed Stores

      The Company continuously evaluates the performance of its retail stores and periodically closes those that are underperforming. The Company establishes reserves for future rental payments on closed stores and terminated subleases, and classifies these costs in general and administrative expenses (see Note 6). The costs for future rental payments associated with closed stores are calculated using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. The Company records such reserves as of the date it ceases use of the property. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment. As of February 1, 2004, and February 2, 2003, approximately $14,762,000 and $9,261,000, respectively, were recorded for closed store reserves.

     Foreign Currency Translation and Transactions

      The local currency has been used as the functional currency in Canada. The assets and liabilities denominated in foreign currency are translated into United States dollars at the current rate of exchange at year-end and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive income (loss), and transaction gains and losses are included in net income.

     Comprehensive Income

      The income tax expense (benefit) related to the foreign currency translation adjustment, which was the only component of other comprehensive income, was approximately $2,063,000, $592,000, and $(210,000) for fiscal 2003, 2002, and 2001, respectively.

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

     Stock-Based Compensation

      As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25), and related interpretations, in recording compensation expense for grants of equity instruments to employees.

      The Company has stock option plans as well an Employee Stock Purchase Plan (see Note 14). The Company accounts for those plans under APB No. 25, and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method of SFAS No. 123 to record compensation expense for stock options and employee stock purchases (in thousands, except per share data).

	Fiscal Year

	2003	2002	2001

Net income, as reported	$139,549	$88,855	$39,567
Less: Compensation expense for option awards determined by the fair value based method, net of related tax effects	(11,107)	(8,031)	(6,822)

Pro forma net income	$128,442	$80,824	$32,745

Net income per share Basic:
Net income, as reported	$0.99	$0.66	$0.35

Pro forma net income	$0.91	$0.60	$0.29

Diluted:
Net income, as reported	$0.95	$0.63	$0.35

Pro forma net income	$0.87	$0.58	$0.29

      The fair value was estimated using the Black-Scholes option pricing model with the following assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: dividend yield of 0.00% to 0.34%, 0.00%, and 0.00%; expected volatility of 62.8 percent, 63.0 percent and 64.0 percent, respectively; risk-free interest rates of 1.22 percent to 4.40 percent, 1.32 percent to 5.11 percent, and 2.25 percent to 5.25 percent, respectively; and expected lives of 1.63 years, 1.58 years, and 1.47 years, respectively. The weighted average Black-Scholes fair value of options granted during fiscal 2003, 2002, and 2001 was $7.59, $5.76, and $2.06, respectively.

     Restricted Stock

      The Company may grant restricted stock under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan (see Note 14). The shares of restricted common stock awarded under this plan vest on the fourth year anniversary of the date of the award provided the executive is continuously employed through such anniversary. The Company accounts for this plan under APB No. 25, and related Interpretations, and compensation expense is recognized pro rata over the four-year vesting period of the stock. Deferred compensation is based on the fair market value at the date of grant.

     Restricted Stock Bonus Plan

      The Company had a Restricted Stock Bonus Plan (See Note 14). Restricted stock awards are recognized as deferred compensation with an offsetting credit to additional paid-in capital and are amortized ratably by a charge to income over a five-year term. The Company accounted for this plan under APB No. 25, and related Interpretations.

     Financial Instruments

      The Company’s financial instruments consist primarily of cash and cash equivalents. These balances, as presented in the consolidated financial statements at February 1, 2004 and February 2, 2003 approximate their fair value. As of February 3, 2002 the fair market value of the Notes approximated $222,080,000 based upon information provided by a broker dealer that makes a market in the Notes. During February and March 2002, the entire balance of the Notes was retired for approximately $275,000 in cash and approximately 19,800,000 shares of common stock.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Recently Issued Accounting Pronouncements

      The Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of that variable interest entity of which it is the primary beneficiary. In 2003, the Company purchased two properties from the structured lease financing facility, and based on current appraisals, it recorded a $1,700,000 loss in the consolidated financial statements. Subsequent to this purchase and also in 2003, the structured lease financing facility was liquidated and the remaining seven stores were leased by the Company. FIN 46 was effective for the Company on August 4, 2003. With the liquidation of the Company’s special purpose entity during 2003, FIN 46 did not have a material impact on the Company’s consolidated financial statements.

      In March 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified after December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met that allow companies to account for vendor funding as a reduction of related selling, general and administrative expenses. During 2003 and 2002, the Company recorded approximately $10,931,000 and $11,007,000, respectively, for cooperative promotional income. The Company adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.

      In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements, including modifications to existing arrangements, entered into fiscal periods beginning after November 25, 2003. The Company is currently assessing the impact, if any, regarding the adoption of EITF 03-10.

     Reclassifications

      For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 —	Acquisition of Controlling Interest in PETsMART.com

      In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes that allowed the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter of fiscal 2001, the Company reversed valuation allowances of deferred tax assets of $18,885,000, eliminated net goodwill of $8,575,000 and recorded a tax benefit of $10,310,000. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000. The balance of the minority interest as of February 3, 2002 was $604,000. The additional investment and the minority interest represented a net amount of $8,896,000, which was recorded as goodwill in fiscal 2001. The Pasadena, California-based operations moved its administrative functions to the Company’s office in Phoenix, Arizona during fiscal 2002.

      The minority interest in PETsMART.com held by the Company during fiscal 2001, consisted primarily of convertible voting preferred stock, which was convertible at fixed conversion rates into common stock of

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

PETsMART.com at the holder’s option. The minority interest in the losses of PETsMART.com for fiscal 2001 was approximately $2,296,000 and has been included in the accompanying consolidated statements of operations.

Note 3 —	Investments

      The Company has an investment in MMI Holdings, Inc. (“MMIH”), a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., (“MMI”), operates full-service veterinary hospitals and wellness hospitals inside approximately 350 PETsMART stores, under the name Banfield, The Pet Hospital. The Company’s investment consists of common and convertible preferred stock. The Company accounts for its investment using the cost method, as it lacks the ability to exercise significant influence over MMIH’s operating and financial policies. MMIH has both voting and non-voting common stock and also has voting and non-voting series of convertible preferred stock. The Company’s ownership interest in the voting common and voting convertible preferred stock of MMIH as of February 1, 2004, and February 2, 2003, was approximately 15%, or 2,679,706 shares at $5,378,000 cost. At February 1, 2004, and February 2, 2003, the Company owned approximately 32% and 31%, respectively, of the combined voting and non-voting stock of MMIH. As of February 1, 2004, and February 2, 2003, the Company’s total equity investment in non-voting convertible preferred stock of MMIH was 4,984,837 shares or $26,995,000. Also, contractual payments of approximately $1,321,000 related to the transfer of assets were made by the Company in a prior year, totaling $33,694,000 for the investment in MMIH.

      Of the 2,679,706 shares of voting capital stock of MMIH held by the Company: (a) 1,070,772 are shares of voting convertible preferred stock that may be converted into voting common stock at any time at the option of the Company; and (b) 1,608,934 are shares of voting common stock. Of the 4,984,837 shares of non-voting convertible preferred stock held by the Company, 4,821,679 shares are not convertible into voting common stock until the earliest of: (i) June 1, 2011; (ii) an acquisition of MMIH; or (iii) an initial public offering of shares of common stock of MMIH. The remaining 163,158 shares of non-voting convertible preferred stock are convertible into voting common stock at any time at the option of the Company. As of February 1, 2004, and February 2, 2003, all shares of voting and non-voting convertible preferred stock are convertible into voting common stock on a one-for-one basis, subject to the restrictions previously discussed. In addition, the Company holds 250,000 shares of MMIH non-voting common stock that is only convertible into voting common stock in the event of an initial public offering of shares of common stock of MMIH.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Licensing fees of approximately $10,466,000, $8,293,000, and $6,727,000 were recognized during fiscal years 2003, 2002, and 2001, respectively. Additionally, licensing fees receivable from MMI totaled $4,371,000 and $2,882,000 at February 1, 2004, and February 2, 2003, respectively, and were included in receivables in the accompanying consolidated balance sheets.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4 —	Property and Equipment

      Property and equipment consists of the following (in thousands):

	February 1,	February 2,
	2004	2003

Land	$3,251	$691
Buildings	8,776	8,776
Furniture, fixtures and equipment	300,608	234,265
Leasehold improvements	293,872	230,978
Computer software	51,270	32,885
Buildings, equipment, and computer software under capital leases	223,799	218,012

	881,576	725,607
Less: accumulated depreciation and amortization	332,848	261,667

	548,728	463,940
Construction in progress	28,454	26,007

	$577,182	$489,947

      Accumulated amortization of equipment, computer software, and buildings under capital leases approximated $69,191,000 and $57,056,000 as of February 1, 2004, and February 2, 2003, respectively. During fiscal 2003, the Company entered into capital lease agreements for six buildings, resulting in an addition to capital leases of approximately $10,701,000 (See Note 12).

      Depreciation and amortization expense for stores is recorded in Operating Expense, and corporate depreciation and amortization expense is recorded in General and Administrative Expense, based on actual amounts.

      The Company evaluates capitalized interest under SFAS No. 34, “Capitalization of Interest Cost”, and due to the short-term nature of projects in process, the Company had no capitalized interest for fiscal years 2003, 2002, and 2001.

Note 5 —	Notes Receivable from Officers

      During fiscal 2000, the Company provided loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. As of February 2, 2003, the notes had been repaid in full, and the Company will not make any new loans to its officers under this program in the future.

Note 6 —	Special Charges

     Reorganization of PETsMART Direct and PETsMART.com

      During the fourth quarter of fiscal 2001, the Company approved a plan to move administrative functions, during fiscal 2002, of PETsMART Direct, Inc. (“PETsMART Direct”) and PETsMART.com, Inc. (“PETsMART.com”) to the Company’s administrative office located in Phoenix, Arizona. PETsMART Direct has, among other functions, the merchandising, human resource, and finance operations provided by the personnel in Arizona under a shared services arrangement. As a result of the reorganization of these functions, the Company eliminated 44 positions during fiscal 2002, and recorded severance charges of approximately $431,000 in fiscal 2001. The PETsMART Direct facility, located in Brockport, New York, continues to handle warehousing and fulfillment for the pet and equine catalogs, e-commerce sites, and in-

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

store State Line Tack departments, and manages customer service for all direct marketing operations. Also, as part of the plan, the Company closed five small neighborhood PetWise retail stores located in upstate New York, and recorded a reserve in the fourth quarter of fiscal 2001 of approximately $698,000 for the remaining offices and retail store lease obligations. In fiscal 2001, the Company also sold a subsidiary of PETsMART Direct for approximately $800,000, which resulted in a loss of approximately $906,000. Included in the loss on sale of subsidiary is a $400,000 reserve against a note received as part of the purchase price, which is classified in long-term other assets, and is not part of the restructure reserve liability.

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

     Reserve for Closed Stores

      The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future rental payments on closed stores and terminated subleases are established in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for further rental payments associated with closed stores are calculated by using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income.

      In 1996, the Company recorded a restructuring charge associated with closing certain stores. In addition, in 2001, the Company recorded a restructuring charge associated with closing certain administrative offices and restructuring the Company’s direct marketing channels, which included PETsMART.com and two branded catalogs. The Company has combined these reserves with its other store closing reserves for purposes of the reconciliation shown below.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The activity related to the closed store reserve, as well as the remaining lease obligations for closed stores and office associated with the PETsMART Direct and PETsMART.com reorganization was as follows (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Opening balance	$9,261	$12,452	$4,427
Charges — closed stores	11,179	2,086	13,908
Charges — reorganization	—	—	778
Cash payments	(5,678)	(5,277)	(6,661)

Ending balance	$14,762	$9,261	$12,452

      The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.

      The costs for future rental payments associated with closed stores were calculated using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Approximately $4,524,000 was recorded in fiscal 2003 as a charge to the reserve due to changes in sublease assumptions and an increase in real property tax assessments. In fiscal 2002, approximately $156,000 was recorded as a reduction to the reserve, due to a change in sublease assumptions. Approximately $2,931,000 of the charges in fiscal 2001 was to increase previously established restructuring reserves, as discussed above. The adjustments and charges were recorded in general and administrative expenses. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.

     Impairment of Long-Lived Assets and Asset Write-Downs

      During fiscal 2001, the Company recorded an impairment charge of approximately $6,927,000, a write-down of inventory of approximately $2,100,000, and a charge of approximately $720,000 for other asset write-downs and reserves.

      As a result of continued losses incurred at its PETsMART Direct subsidiary, and an analysis of the current business model, the Company recorded a $6,927,000 impairment loss associated with PETsMART Direct’s building, fixtures, equipment, software, and goodwill, which was recorded in general and administrative expenses. The fair value of such assets was determined based on market appraisals and analysis of expected future discounted cash flows. Also in fiscal 2001, the Company analyzed the inventory at PETsMART Direct and decided to discount or dispose of certain items, resulting in a $2,100,000 charge to cost of sales to record the inventory at its estimated net realizable value. The Company can make no assurances that additional charges will not be required based on continued evaluation of the PETsMART Direct business model.

      During fiscal 2003, the Company recorded a loss of approximately $1,300,000 in general and administrative expenses, which represented the net book value of leasehold improvements at closed stores.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Income Taxes

      Income (loss) before income tax expense, and minority interest is as follows (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

United States	$220,774	$154,130	$43,053
Foreign	7,058	(317)	2,190

	$227,832	$153,813	$45,243

      The income tax expense before minority interest consists of the following (in thousands):

	Fiscal Year Ended

	February 1,	February 2,	February 3,
	2004	2003	2002

Current provision:
Federal	$74,008	$72,567	$30,104
State	11,795	8,332	4,424

	85,803	80,899	34,528

Deferred provision (benefit):
Federal	1,396	(16,790)	(26,625)
State	1,084	849	(2,426)
Foreign	—	—	2,495

	2,480	(15,941)	(26,556)

Income tax expense	$88,283	$64,958	$7,972

      A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate before minority interest is as follows (dollars in thousands):

	Fiscal Year Ended

	February 1, 2004		February 2, 2003		February 3, 2002

	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$79,741	35.0%	$53,834	35.0%	$15,835	35.0%
State income taxes, net of federal income tax benefit	8,371	3.8	5,968	3.9	1,299	2.9
Foreign taxes	—	—	—	—	38	.1
Costs associated with the settlement of litigation	—	—	5,545	3.6	—	—
Enacted change in foreign income tax rate	—	—	—	—	1,185	2.6
Change in valuation allowance	(0.0)	(0.0)	(627)	(0.4)	(10,923)	(24.1)
Other	171	0.0	238	0.1	538	1.1

	$88,283	38.8%	$64,958	42.2%	$7,972	17.6%

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of the net deferred income tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	February 1,	February 2,
	2004	2003

Deferred income tax assets:
Reserve for closed stores	$6,018	$3,716
Miscellaneous reserves and accruals	1,620	4,625
Employee benefit expense	15,099	14,896
Capital lease	42,237	47,592
Net operating loss carryforwards	37,576	39,203
Capital loss carryforwards	54,681	53,221
Other	9,727	13,678

Total deferred income tax assets	166,958	176,931
Valuation allowance	(75,247)	(73,787)

Net deferred income tax assets	91,711	103,144
Deferred income tax liabilities:
Depreciation	(31,976)	(40,452)
Inventory reserve	(1,576)	(1,821)
Inventory uniform capitalization	(3,744)	(3,524)
Other	(4,076)	(2,477)

Total deferred income tax liabilities	(41,372)	(48,274)

Net deferred income tax assets	$50,339	$54,870

      The components of the net deferred income tax assets (liabilities) at February 3, 2002, have been adjusted to separately state certain deferred tax assets and liabilities, which were previously netted.

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at February 1, 2004, and February 2, 2003, are based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at February 1, 2004, and February 2, 2003 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards. The change in valuation allowance resulted in no income statement benefit during 2003 and approximately $786,000 income statement benefit during 2002. The remaining changes in the valuation allowances were due primarily to respective increase or reduction in deferred tax assets for certain net operating and capital loss carryforwards, for which no expense or benefit was recorded. As of February 1, 2004, approximately $15,349,000 of valuation allowance related to net operating loss carryforwards. Should the Company increase its utilization of these net operating loss carryforwards, such that the valuation allowance is reduced, a significant portion of the benefit may need to be recorded as a reduction to goodwill, for which no income statement benefit would be realized.

      As of February 1, 2004, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of approximately $90,230,000 which expire in varying amounts between 2019 and 2020, foreign net operating loss carryforwards of approximately $5,556,000 which expire in varying amounts between 2006 and 2008, state net operating loss carryforwards of approximately $111,199,000 which expire in varying amounts between 2004 and 2019, and capital loss carryforwards of approximately $138,555,000 to offset future capital gains, if any, of which approximately $118,779,000 will expire in 2004 and the remainder in varying amounts between 2005 through 2008. No deferred tax asset has been recorded for the foreign net operating

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loss carryforwards as it is anticipated that any benefit associated with their utilization would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and similar limitations apply to certain state net operating loss carryforwards under state tax laws.

      During 2001, the Company increased its voting ownership in PETsMART.com to the requisite percentage for income tax reporting purposes that will allow the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, the Company reversed previously established valuation allowances of approximately $18,885,000, eliminated the remaining goodwill associated with the transaction, and recorded a tax benefit of $10,310,000. Effective fiscal 2001, operating results of PETsMART.com are included in the Company’s consolidated federal income tax return.

      The Company operates in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company believes an adequate provision for taxes has been made for all years subject to audit.

Note 8 — Earnings Per Share

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

      During February and March 2002, the remaining balance of the Company’s Notes was called for redemption, resulting in the purchase of the Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company included these shares in the calculation of earnings per share for fiscal 2002. Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation. These shares were not included in the calculation of diluted earnings per share for fiscal 2001 due to the anti-dilutive effect they would have on earnings per share if converted.

      A reconciliation of the basic and diluted per share computations for fiscal 2003, 2002, and 2001 is as follows (in thousands, except per share data):

	Fiscal Year Ended

	February 1, 2004			February 2, 2003			February 3, 2002

		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Loss	Shares	Amount

Net income per common share — basic	$139,549	141,641	$0.99	$88,855	134,148	$0.66	$39,567	112,006	$0.35
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	—	5,614	0.04	694	7,534	0.03	—	2,061	—

Net income per common share — diluted	$139,549	147,255	$0.95	$89,549	141,682	$0.63	$39,567	114,067	$0.35

      In fiscal 2003, 2002, and 2001, options to purchase approximately 362,609, 609,300, and 2,616,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006, and the authorized amount of annual purchases to $35,000,000. The Company’s policy on the purchase of its common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During fiscal 2003, the Company purchased approximately 1,406,000 shares of its common stock for $34,977,000, or an average price of $24.87 per share.

Note 9 —	Employee Benefit Plans

      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. Certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to the Company’s Non-Qualified Deferred Compensation Plan. The Company matches employee contributions up to certain amounts as defined in the Deferred Compensation Plan documents. During fiscal 2003, 2002 and 2001, the Company recognized expense related to matching contributions under these Plans of $3,687,000, $2,378,000, and $2,139,000, respectively.

Note 10 —	Subordinated Convertible Notes

      In November 1997, the Company sold $200,000,000 aggregate principal amount of its Notes due 2004. The outstanding Notes were convertible into the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions.

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

      During fiscal 2001, the Company repurchased and retired Notes with a face value of $7,750,000 at a discounted price of $6,382,000. In connection with the repurchase of the Notes, the related portion of the unamortized deferred financing costs of $178,000 was written off and included in the determination of the gain on extinguishment of debt. The Company recognized a gain of approximately $1,190,000, as a reduction to general and administrative expenses. The Company also reclassified the related income tax expense for fiscal 2001 of approximately $476,000 to income tax expense (see Note 1). The remaining principle outstanding as of February 3, 2002, was $173,500,000.

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

      In July 2002, the Company filed a registration statement on Form S-3 for a public offering of 14,500,000 shares of its common stock, plus an over-allotment option of 2,175,000 shares. Of these shares, 13,182,584 were offered by entities affiliated with Carrefour SA, and 1,317,416 shares, plus the shares in the over-allotment option, were offered by the Company.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Bank Credit Facility

      On April 30, 2001, the Company entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit, and was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%. Due to the Company’s desire for greater flexibility in the financial covenants and the historically limited use of the credit facility, the credit facility was amended on June 20, 2002, to reduce the available commitment to $200,000,000, extend the maturity by two years to April 30, 2006, and amend certain covenants. On November 21, 2003, the Company further amended its credit facility to reduce the available commitment to $125,000,000, extend the maturity by two years to April 30, 2008, amend certain covenants, and the fee payable to the lenders each quarter was reduced to an annual rate of 0.25% from 0.375% of the unused amount of the credit facility. The credit facility permits the payment of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the facility. The arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. At February 1, 2004, and February 2, 2003, there were no borrowings outstanding on this credit arrangement.

Letters of Credit

      The Company issues letters of credit for guarantees provided for insurance programs, capital leases, and utilities. As of February 1, 2004, approximately $22,727,000 was outstanding under letters of credit.

Operating and Capital Leases

      The Company leases substantially all of its stores, retail distribution centers, corporate offices, and certain equipment under noncancellable operating leases. The terms of the store leases generally range from 10 to 25 years and typically allow the Company to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2021. Certain leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. In addition, certain leases provide for rent increases based on changes in the Consumer Price Index. Total operating lease rent expense incurred, net of sublease income, during fiscal 2003, 2002, and 2001 was $174,341,000, $170,842,000, and $195,107,000, respectively. Additional rent included in those amounts during fiscal 2003, 2002, and 2001 was $131,000, $75,000, and $12,000, respectively.

      The Company has entered into sale and leaseback transactions for several of its store locations, which included buildings and underlying land. Such assets were sold at cost and were leased back at terms similar to those of other leased stores. The Company has no future material commitments regarding the sale of these properties. The Company also leases certain fixtures and equipment, computer hardware, and software under capital leases.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At February 1, 2004, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2004	$195,525	$21,755
2005	193,483	21,113
2006	189,705	21,236
2007	186,872	21,774
2008	181,747	21,869
Thereafter	1,135,286	235,132

Total minimum rental commitments	$2,082,618	342,879

Less: amounts representing interest		172,177

Present value of obligations		170,702
Less: current portion		4,964

Long-term obligations		$165,738

      The operating lease payment schedule above is shown net of sublease income. Sublease income for operating and capital leases is as follows: 2004: $3,697,000; 2005: $3,810,000; 2006: $3,763,000; 2007: $3,622,000; 2008: $3,374,000, and thereafter, $13,780,000. The store operating leases represent those for open stores, closed stores, and stores to be opened in 2004 that have a lease agreement.

      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, that are recorded as a reduction to cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Income of approximately $10,466,000, $8,293,000, and $6,727,000 was recognized during fiscal years 2003, 2002, and 2001, respectively. Additionally, licensing fees receivable from MMI totaled $4,371,000 and $2,882,000 as of February 1, 2004 and February 2, 2003, respectively, and was included in receivables in the accompanying consolidated balance sheets.

Structured Lease Facilities

      The Company previously entered into lease agreements for certain stores as part of structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with the Company, with the necessary financing to complete the acquisition and construction of new stores. Once construction was completed, another special purpose entity, also not affiliated with the Company, leased the completed stores to the Company for a four-year term. After the four-year term expired, the Company was required to pay off the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. During fiscal 2003, the Company had one outstanding special purpose entity lease, which encompassed two properties and seven stores. The special purpose entity engaged in no other business activity.

      In fiscal 2003, the Company purchased the two properties and recorded a $1,700,000 loss. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The buyer of the properties paid all principal amounts owing on the financing, and the Company paid all accrued interest of approximately $2,200,000. The Company recorded no material gain or loss in this transaction. The Company immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, the Company recognized capital lease

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets and related obligations of approximately $10,701,000 upon execution of the lease agreements. One of the buildings and the related land for all seven stores resulted in operating leases. These transactions have eliminated any arrangements between special purpose entities and the Company.

Note 13 —	Commitments and Contingencies

Litigation

      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation (“Pet City”), including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint related to the 1996 acquisition of Pet City by PETsMART. Plaintiffs alleged misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status, and prospects. As a result of a series of mediations before a retired federal magistrate judge, the parties settled the case out of court in January 2003 and stipulated to a dismissal of plaintiffs’ consolidated complaint with prejudice. The dismissal order was entered by the court on February 18, 2003. In 2003, the Company paid a settlement fee of $16,400,000, and in 2001 and 2002, the Company recorded approximately $5,000,000 and $13,200,000, respectively, for settlement fees, legal costs, and taxes associated with the litigation.

      The Company is involved in the defense of various other legal proceedings that it does not believe are material to its business.

Guarantees

      The following is a summary of agreements that the Company has determined are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of February 1, 2004, except as noted below.

      As permitted under Delaware law and the Company’s bylaws and certificate of incorporation, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the request of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable recovery of a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits, and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive and time-consuming litigation against the insurers.

      As of February 1, 2004, the Company had letters of credit for guarantees of $20,650,000 for insurance policies, $2,000,000 for capital lease agreements, and $77,000 for utilities. The liabilities associated with the insurance policies, capital leases, and utilities were recorded in the consolidated balance sheet as of February 1, 2004.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14 —	Stock Incentive Plans

Employee Stock Purchase Plan

      The Company has an Employee Stock Purchase Plan (“ESPP”) that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. A maximum of 4,000,000 shares are authorized for purchase until the ESPP plan termination date of July 31, 2012. A total of 430,000, 468,000, and 394,000 shares were purchased in 2003, 2002, and 2001, respectively, for aggregate proceeds of $5,328,000, $3,284,000, and $1,322,000, respectively.

Restricted Stock

      The Company may grant restricted stock under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan. Under the terms of the plans, employees may be awarded shares of common stock of the Company, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares of common stock awarded under the plans are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by, or service to, the Company is terminated for any reason, the Company should simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.

      In fiscal 2003, the Company awarded 583,000 shares of restricted stock and recorded approximately $8,882,000 as deferred compensation with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the four-year term of the restricted stock awards. In fiscal year 2003, the Company recorded $2,090,000 of compensation expense for restricted stock. During fiscal year 2003, approximately 9,000 shares were reacquired by the Company due to employee terminations.

Restricted Stock Bonus Plan

      The Company had a Restricted Stock Bonus Plan, under which employees were awarded shares of common stock of the Company, subject to approval by the Board of Directors. The shares of common stock awarded under the Restricted Stock Bonus Plan are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by, or service to, the Company is terminated for any reason, the Company should simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.

      The employee was not required to make any cash payment as a condition of receiving the award. The shares of restricted common stock awarded under the Restricted Stock Bonus Plan vested and were released from the Company’s reacquisition right under an accelerated schedule when the Company’s common stock price reached certain specified targets. If the specified stock price targets are not reached, the shares nevertheless become 100% vested five years after the award date, provided that the award recipient has been in continuous service with the Company from the award date.

      In fiscal 1998, the Company awarded 286,000 shares under the Restricted Stock Bonus Plan and recorded approximately $3,003,000 as deferred compensation with an offsetting credit to additional paid-in capital. The Company accounted for this plan under APB No. 25, and related Interpretations. Such deferred compensation was being amortized ratably by a charge to income over the five-year term of the restricted stock awards. During fiscal 2003, 2002, and 2001 approximately 5,500, 9,200 and 25,000 shares, respectively, were reacquired by the Company due to employee terminations.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In fiscal 2003, all remaining shares became fully vested. At February 1, 2004, there were no remaining outstanding shares under the Restricted Stock Bonus Plan and the compensation expense has been fully recognized. Compensation expense was $19,000, $172,000, and $106,000 in fiscal year 2003, 2002, and 2001, respectively.

Stock Options

      During fiscal 2003, the Company’s stockholders approved an amendment and restatement of the 1995 Equity Incentive Plan as the 2003 Equity Incentive Plan. The amendments to the 2003 Equity Incentive Plan included an increase of 7,000,000 shares of common stock authorized for issuance, an extension of the term to August 31, 2007, a minimum exercise price for all options granted be equivalent to the fair market value on the date of the grant, a cap of 20% on awards that may be granted below fair market value on the date of grant and the awards subject to the cap shall have a cumulative weighted average vesting period of at least three years. The Company may grant under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan either incentive stock options, nonstatutory options and other stock awards to purchase up to 24,155,700 shares of common stock. These grants are made to employees, including officers, consultants and directors of the Company, at the fair market value on the date of the grant. At February 1, 2004, stock options to purchase 12,679,970 shares of common stock were outstanding with exercise prices ranging from $2.41 to $28.75 per share. Options generally vest over a period of three to four years and expire ten years after the date of grant. As of February 1, 2004, stock options to purchase 346,113 shares of common stock were also outstanding under the Company’s 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.03 to $19.00 per share. The 1996 Non-Employee Directors Equity Plan expired on May 11, 2002, and no further options may be granted under this plan.

      Activity in all of the Company’s stock option plans is as follows (in thousands except per share data):

		Weighted
		Average Exercise
	Shares	Price per Share

Outstanding, January 28, 2001	13,956	$8.09
Granted	4,244	4.03
Exercised	(847)	5.79
Canceled	(2,097)	7.97

Outstanding, February 3, 2002	15,256	$7.11
Granted	3,453	11.33
Exercised	(3,569)	6.86
Canceled	(647)	6.61

Outstanding, February 2, 2003	14,493	$8.20
Granted	3,227	15.31
Exercised	(3,914)	7.84
Canceled	(779)	12.75

Outstanding, February 1, 2004	13,027	$9.80

      As of February 1, 2004, February 2, 2003, and February 3, 2002, the Company had 7,371,000 stock options, 8,512,000 stock options, and 8,456,000 stock options exercisable, respectively.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following table summarizes information about the Company’s stock options as of February 1, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
Range of	Number	Remaining	Average	Number	Average
Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 2.410 - $ 2.410	222	6.88	$2.41	221	$2.42
$ 2.500 - $ 3.030	1,779	7.14	$3.02	1,053	$3.02
$ 3.625 - $ 4.660	1,448	6.25	$4.08	1,292	$4.04
$ 4.950 - $ 7.625	1,795	4.62	$7.44	1,726	$7.47
$ 8.430 - $ 9.188	709	5.99	$8.65	598	$8.64
$ 9.380 - $10.550	2,290	7.57	$10.48	1,056	$10.40
$10.700 - $14.620	1,272	4.92	$12.83	930	$12.63
$14.880 - $14.880	2,694	9.01	$14.88	—	$—
$14.910 - $28.750	818	5.28	$19.44	495	$18.98

	13,027	6.76	$9.80	7,371	$8.02

Stockholder Rights Plan

      On August 4, 1997, the Company adopted a Stockholder Rights Plan under which one preferred share purchase right was distributed on August 29, 1997, for each share of common stock held on that date. No certificates for the rights will be issued unless a person or group, subject to certain exceptions, acquires 15% or more of the Company’s common stock or announces a tender offer for 15% or more of the common stock. Each right entitles the registered holder to purchase from the Company, upon such event, one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100 shares of common stock. The rights expire August 28, 2007, and are subject to redemption at a price of $0.001 in specified circumstances.

Note 15 —	Supplemental Schedule of Cash Flows

      Supplemental cash flow information for fiscal years 2003, 2002, and 2001 was as follows (in thousands):

	Fiscal Year

	2003	2002	2001

Interest paid	$20,382	$19,260	$24,405
Income taxes paid	$52,983	$74,009	$9,427
Conversion of subordinated notes to common stock	$—	$174,732	$—
Assets acquired using capital lease obligations	$10,701	$11,263	$107,930

Note 16 —	Financial Information by Business Segment

      As of February 3, 2002, the Company had three operating segments; PETsMART North America, which included all retail stores; PETsMART Direct, which included the Company’s equine catalog and Internet operations; and PETsMART.com, which included the Company’s pet catalog and Internet operations. As a result of the reorganization of the PETsMART Direct and PETsMART.com operations and the financial results of these operating segments during fiscal 2002, the Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the PETsMART Direct and PETsMART.com operating segments do not meet the

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

quantitative thresholds for disclosure as reportable segments. As a result, all segment disclosure information for fiscal 2001 have been revised to reflect the current single reportable segment.

Note 17 —	Selected Quarterly Financial Data (Unaudited)

	First	Second	Third	Fourth
Fiscal Year Ended February 1, 2004	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$696,798	$725,849	$733,669	$839,735
Gross profit	205,619	215,871	218,182	270,262
Operating income	44,480	50,252	52,128	97,068
Income before income tax expense	40,179	45,871	48,326	93,456
Net income	$24,610	$28,096	$29,599	$57,244

Basic earning per share	$0.18	$0.20	$0.21	$0.40

Diluted earning per share	$0.17	$0.19	$0.20	$0.39

Weighted average common and common equivalent shares outstanding:
Basic	140,222	141,186	142,571	142,583

Diluted	144,638	146,522	148,504	148,241

	First	Second	Third	Fourth
Fiscal Year Ended February 2, 2003	Quarter	Quarter	Quarter	Quarter

	(In thousands, except per share data)
Net sales	$645,788	$651,466	$657,406	$740,524
Gross profit	181,538	186,391	191,614	228,497
Operating income	41,104	39,783	37,012	53,947
Income before income tax expense	36,302	34,970	32,907	49,634
Net income	$22,145	$21,509	$20,649	$24,552

Basic earning per share	$0.18	$0.16	$0.15	$0.18

Diluted earnings per share	$0.17	$0.15	$0.14	$0.17

Weighted average common and common equivalent shares outstanding:
Basic	125,561	133,718	137,839	139,292

Diluted	138,389	139,853	143,994	144,717

(1)	On June 23, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on November 21, 2003, to stockholders of record on October 31, 2003. On December 16, 2003, the Board of Directors declared a quarterly cash dividend of $0.02 per share payable on February 20, 2004, to stockholders of record on January 30, 2004.

PETsMART, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 18 —	Subsequent Event

      On March 23, 2004, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 21, 2004, to stockholders of record on April 30, 2004.

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders

PETsMART, Inc.
Phoenix, Arizona

      We have audited the consolidated financial statements of PETsMART, Inc. and subsidiaries (the “Company”) as of February 1, 2004 and February 2, 2003, and for each of the three fiscal years in the period ended February 1, 2004, and have issued our report thereon dated April 9, 2004; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company, listed in Item 15(a)2. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona

April 9, 2004

SCHEDULE II

PETsMART, INC. AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period

	(In thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Merchandise inventories:
Fiscal year 2001, Lower of cost or market Allowance	$4,289	$3,078	$(4,366)	$3,001

Fiscal year 2002, Lower of cost or market Allowance	$3,001	$1,703	$(3,292)	$1,412

Fiscal year 2003, Lower of cost or market allowance	$1,412	$1,502	$(1,069)	$1,845

APPENDIX A

PETsMART SELECTED HISTORICAL FINANCIAL DATA(1)

	Fiscal Year Ended(2)

	February 1,	February 2,	February 3,	January 28,	January 30,
	2004	2003	2002	2001	2000

	(In thousands, except per share amounts and operating data)
Historical Statement of Operations Data:
Net sales	$2,996,051	$2,695,184	$2,501,012	$2,224,222	$2,110,316

Gross profit	909,934	788,040	673,485	528,994	551,241
Operating expenses	551,388	498,343	483,657	423,550	400,753
General and administrative Expenses	114,618	117,851	119,156	80,196	62,681
Loss on disposal of Subsidiary	—	—	—	—	45,669
Merger and business Integration costs	—	—	—	—	—

Operating income	243,928	171,846	70,672	25,248	42,138
Interest income	3,358	2,803	2,007	2,769	2,862
Interest expense	(19,454)	(20,836)	(27,436)	(23,385)	(22,756)

Income before equity loss in PETsMART.com, income tax Expense, minority interest, and cumulative effect of a change in accounting principle	227,832	153,813	45,243	4,632	22,244
Equity loss in PETsMART.com	—	—	—	(33,109)	(29,061)
Net income (loss)(3)	$139,549	$88,855	$39,567	$(30,904)	$(32,422)

Earnings Per Share Data:
Income (loss) per share — basic before cumulative effect of a change in accounting principle	$0.99	$0.66	$0.35	$(0.28)	$(0.28)
Income (loss) per share — diluted before cumulative effect of a change in accounting principle	$0.95	$0.63	$0.35	$(0.28)	$(0.28)
Net income (loss) per share — basic	$0.99	$0.66	$0.35	$(0.28)	$(0.28)
Net income (loss) per share — diluted	$0.95	$0.63	$0.35	$(0.28)	$(0.28)
Weighted average number of Common shares Outstanding — basic	141,641	134,148	112,006	111,351	114,940
Weighted average number of Common and common equivalent Shares Outstanding — diluted	147,255	141,682	114,067	111,351	114,940
Selected Operating Data:(7)
Stores open at end of Period	643	583	560	533	484
Average square footage(4)	14,817,856	13,943,338	13,482,074	13,234,699	12,075,561
Net sales per square foot(5)	$198.52	$188.69	$177.28	$160.80	$163.16
Net sales growth	11.2%	7.8%	12.4%	5.4%	0.0%
Increase in comparable store sales(6)	7.0%	9.6%	6.5%	1.4%	4.6%
Selected Balance Sheet Data:(7)
Merchandise inventories	$309,140	$257,090	$271,342	$322,462	$377,298
Working capital	$347,838	$292,947	$200,642	$195,050	$280,311
Total assets	$1,376,695	$1,158,856	$961,103	$782,147	$835,390
Total debt(8)	$170,702	$167,007	$341,387	$253,936	$276,544
Total stockholders’ equity	$839,155	$681,199	$325,806	$280,579	$314,424
Current ratio	2.02	2.02	1.73	1.83	2.18
Long-term debt-to-equity	20%	23%	101%	87%	84%
Total debt-to-capital	17%	20%	51%	48%	47%

A-1

(1)	Certain items have been reclassified to conform to current year presentation.

(2)	Fiscal 2001 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Includes a $528,000 charge in fiscal 1999 for the cumulative effect of a change in accounting principle, net of income tax benefit. Fiscal year 2000 includes an allocation of losses for minority interest in PETsMART.com of $300,000. Fiscal year 2001 includes an allocation of losses for minority interest in PETsMART.com of $2,296,000.

(4)	Average square footage is the mathematical average of square footage at the beginning of the year and square footage at the end of the year, and includes the square footage used by the veterinary hospitals.

(5)	Net sales per square foot are calculated by dividing net sales, excluding catalog and Internet sales, by average square footage. Catalog and Internet sales for fiscal 2003, 2002, 2001, 2000, and 1999 were $54,400,000, $64,216,000, $110,889,000, $96,042,000, and $106,403,000, respectively. Net sales per square foot may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. Management believes that this presentation provides useful information to investors regarding the results of operations of its stores.

(6)	North American retail stores only, excludes catalog and Internet sales in all periods, and includes only stores open at least 52 weeks. Fiscal 2001 data has been adjusted to reflect 52 weeks of the 53-week fiscal year.

(7)	U.K. subsidiary was sold during fiscal 1999, and is excluded entirely from the related 1999 selected operating and balance sheet data presented except for stockholders’ equity data.

(8)	Includes capital lease obligations.

A-2