Form 10-Q
period 2004-05-02
PETSMART INC
filed 2004-06-09
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 2, 2004

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

Common Stock, $.0001 Par Value, 144,488,074 Shares at May 26, 2004

PETsMART, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of PETsMART, Inc. and subsidiaries (the “Company”) as of May 2, 2004, and the related consolidated statements of operations and cash flows for the 13-week periods ended May 2, 2004 and May 4, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of February 1, 2004, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated April 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche, LLP
Phoenix, Arizona
June 7, 2004

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	May 2,
	2004 (Unaudited)	February 1, 2004
Assets
Cash and cash equivalents	$367,226	$327,810
Receivables, net	10,895	16,628
Merchandise inventories	322,003	309,140
Deferred income taxes	2,876	2,876
Prepaid expenses and other current assets	35,394	31,198

Total current assets	738,394	687,652
Property and equipment, net	576,123	577,182
Investments	32,753	33,694
Deferred income taxes	49,383	47,463
Goodwill, net	14,422	14,422
Intangible assets, net	2,638	2,621
Other noncurrent assets	18,122	13,661

Total assets	$1,431,835	$1,376,695

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$149,639	$128,303
Accrued payroll, bonus, and employee benefits	63,225	73,058
Accrued occupancy expenses	28,133	27,971
Current maturities of capital lease obligations	5,580	4,964
Other current liabilities	116,835	105,518

Total current liabilities	363,412	339,814
Capital lease obligations	176,652	165,738
Deferred rents and other noncurrent liabilities	28,956	31,988

Total liabilities	569,020	537,540

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 146,285 and 144,813 shares issued	14	14
Additional paid-in capital	730,427	705,265
Deferred compensation	(17,286)	(6,658)
Retained earnings	205,565	174,053
Accumulated other comprehensive (loss) income	(1,502)	1,458
Less: treasury stock, at cost, 2,124 and 1,406 shares	(54,403)	(34,977)

Total stockholders’ equity	862,815	839,155

Total liabilities and stockholders’ equity	$1,431,835	$1,376,695

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended
	May 2, 2004	May 4, 2003
Net sales	$796,314	$695,542
Cost of sales	554,330	489,923

Gross profit	241,984	205,619
Operating expenses	150,189	133,882
General and administrative expenses	29,126	27,257

Operating income	62,669	44,480
Interest income	897	562
Interest expense	(4,484)	(4,863)

Income before income tax expense	59,082	40,179
Income tax expense	23,238	15,569

Net income	35,844	24,610
Other comprehensive (loss) income, net of income tax (benefit) expense:
Foreign currency translation adjustments	(2,961)	1,922

Comprehensive income	$32,883	$26,532

Earnings per common share:
Basic	$0.25	$0.18

Diluted	$0.24	$0.17

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 13 weeks ended
	May 2,	May 4,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$35,844	$24,610
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,826	21,755
Loss on disposal of property and equipment	408	3,406
Capital assets received through vendor resolution	—	(506)
Tax benefit from exercise of stock options	4,091	2,532
Deferred income taxes	(1,920)	908
Changes in assets and liabilities:
Receivables, net	5,543	111
Merchandise inventories	(13,369)	(30,503)
Prepaid expenses and other current assets	(4,302)	759
Other noncurrent assets	(3,601)	(1,219)
Accounts payable	23,792	17,994
Accrued payroll, bonus, and employee benefits	(9,838)	(18,786)
Accrued occupancy expenses	113	950
Other current liabilities	9,897	(8,908)
Deferred rents and other noncurrent liabilities	(3,025)	2,604

Net cash provided by operating activities	68,459	15,707

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(10,539)	(50,514)
Proceeds from sales of property and equipment	15	66

Net cash used in investing activities	(10,524)	(50,448)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	9,266	5,362
Purchases of treasury stock	(19,426)	—
Payments on capital lease obligations	(1,319)	(4,050)
Decrease in bank overdraft	(2,468)	(3,283)
Cash dividends paid to stockholders	(2,864)	—

Net cash used in financing activities	(16,811)	(1,971)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,708)	51

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	39,416	(36,661)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,810	253,936

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$367,226	$217,275

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

     PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories, and professional services for the lifetime needs of pets. As of May 2, 2004, the Company operated 664 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PETsMART is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in more than half of the Company’s stores.

     PETsMART’s accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted for annual financial statements. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 2, 2004, are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended February 1, 2004, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 15, 2004.

NOTE 2 – INTANGIBLE ASSETS:

     Intangible assets consisted solely of trademarks that have an estimated useful life of 15 years. Changes in the carrying amount for the thirteen weeks ended May 2, 2004, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, February 1, 2004	$4,885	$(2,264)	$2,621
Additions	104	(87)	17

Balance, May 2, 2004	$4,989	$(2,351)	$2,638

     Amortization expense for the intangible assets was $87,000 during the thirteen weeks ended May 2, 2004. The Company estimates the amortization expense to be approximately $261,000 for the remainder of the year. For fiscal years 2005 through 2009, the Company estimates the amortization expense to be approximately $348,000 each year.

NOTE 3 – RESERVE FOR CLOSED STORES:

     The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future occupancy payments on closed stores and terminated subleases are established in the period the store is closed, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future occupancy payments associated with closed stores are calculated by using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. The Company records such reserves as of the date it ceases use of the property. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
Opening balance	$14,762	$9,261
Charges, net	1,859	3,306
Payments	(1,328)	(925)

Ending balance	$15,293	$11,642

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.

NOTE 4 – COMPREHENSIVE INCOME:

     The income tax (benefit) expense related to the foreign currency translation adjustment, which was the only component of other comprehensive (loss) income, was approximately $(1,920,000) and $908,000 for the thirteen weeks ended May 2, 2004, and May 4, 2003, respectively.

NOTE 5 – STOCK INCENTIVE PLANS:

     The Company has stock option plans as well as an employee stock purchase plan. The Company accounts for these plans under APB No. 25, and related interpretations. No compensation cost is reflected in net income for the stock options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     During the thirteen weeks ended May 2, 2004, the Company awarded certain associates and each member of the Board of Directors shares of restricted stock pursuant to the provisions of the 1997 Equity Incentive Plan and the 2003 Equity Incentive Plan. The Company awarded approximately 538,000 shares, which will vest on the fourth year anniversary of the date of the award provided the associate is continuously employed, or that member of the Board of Directors continues to provide service to the Company, through that anniversary. The Company recorded deferred compensation of approximately $12,611,000 in first quarter 2004, with an offsetting credit to additional paid-in capital. Such deferred compensation will be amortized ratably over the four-year term. As of May 2, 2004, approximately 1,067,000 shares were outstanding.

     As permitted by SFAS No. 123, “Accounting for Stock-based Compensation,” the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), and related interpretations, in recording compensation expense for grants of equity instruments to employees.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options, restricted stock, and employee stock purchases (in thousands, except per share data).

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
Net income, as reported	$35,844	$24,610
Less: Compensation expense for option awards determined by the fair value based method, net of related tax effects	(3,072)	(2,823)

Pro forma net income	$32,772	$21,787

Net income per share
Basic:
Net income, as reported	$0.25	$0.18

Pro forma net income	$0.23	$0.16

Diluted:
Net income, as reported	$0.24	$0.17

Pro forma net income	$0.22	$0.15

     The Company used the Black-Scholes option pricing model to estimate the fair value of grants, with the following assumptions for the thirteen weeks ended May 2, 2004, and May 4, 2003, respectively: dividend yield of 0.43% and 0.00% respectively; expected volatility of 61.5 percent and 63.0 percent, respectively; risk-free interest rates of 1.55 percent to 4.49 percent, and 1.25 percent to 3.92 percent, respectively; and expected lives of 2.69 years and 2.58 years, respectively. The weighted average fair value of options granted during the thirteen weeks ended May 2, 2004, and May 4, 2003, was $11.33 and $7.36, respectively.

NOTE 6 - EARNINGS PER SHARE:

     Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.

     A reconciliation of the basic and diluted earnings per share computations for the thirteen weeks ended May 2, 2004, and May 4, 2003, was as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 2, 2004			May 4, 2003
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Net income per common share – basic	$35,844	143,150	$0.25	$24,610	140,222	$0.18
Effect of dilutive securities:
Options	—	6,139	(0.01)	—	4,416	(0.01)

Net income per common share – diluted	$35,844	149,289	$0.24	$24,610	144,638	$0.17

     In the thirteen weeks ended May 2, 2004, and May 4, 2003, options to purchase approximately 77,000 and 4,184,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 – EQUITY:

     In March 2003, the Board of Directors extended the term of the program for the purchase of the Company’s common stock for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35,000,000. The Company’s policy on the purchase of its common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the thirteen weeks ended May 2, 2004, the Company purchased 717,700 shares of its common stock for $19,426,000, or an average price of $27.07 per share. No purchases were made in the thirteen weeks ended May 4, 2003.

NOTE 8 – SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the thirteen weeks ended May 2, 2004, and May 4, 2003, was as follows (in thousands):

	Thirteen Weeks Ended
	May 2,	May 4,
	2004	2003
Interest paid	$4,195	$4,506
Net income tax refunds	$(63)	$(25)
Assets acquired using capital lease obligations	$13,045	$—

NOTE 9 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003.

     EITF 03-10 permits reclassification of prior periods for comparison purposes. We adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the consolidated statements of operations of $1,448,000 in the thirteen weeks ended May 2, 2004, and $1,256,000 in the thirteen weeks ended May 4, 2003.

NOTE 10 – CONTINGENCIES:

Litigation

     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.

Guarantees

     The following is a summary of agreements that the Company has determined are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of May 2, 2004, except as noted below.

     As permitted under Delaware law and the Company’s bylaws and certificate of incorporation, the Company has agreements whereby the Company indemnifies its officers and directors for certain events or occurrences while the officer or director is, or was, serving at the request of the Company. The term of the indemnification period is for the officer’s or director’s lifetime. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a directors’ and officers’ insurance policy that may enable it to recover a portion of any future amounts paid. Assuming the applicability of coverage and the willingness of the insurer to assume coverage and subject to certain retention, loss limits, and other policy provisions, the Company believes the estimated fair value of this indemnification obligation is not material. However, no assurances can be given that the insurers will not attempt to dispute the validity, applicability, or amount of coverage without expensive and time-consuming litigation against the insurers.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     As of May 2, 2004, the Company had letters of credit for guarantees of $33,650,000 for insurance policies, $2,000,000 for capital lease agreements, and $95,000 for utilities. The liabilities associated with the insurance policies, capital leases, and utilities were recorded in the consolidated balance sheet as of May 2, 2004.

NOTE 11 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

     As of February 1, 2004, the Company had three operating segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and equine Internet operations, and PETsMART.com, which included the Company’s pet catalog and pet Internet operations. As of May 2, 2004, the Company had two operating segments as a result of the combination of PETsMART Direct and PETsMART.com. The Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, ” and determined that the reorganized PETsMART Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully open new stores or increase sales at our reformatted stores, our results of operations would be harmed;

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;

•	Our operating margins at new stores may be lower than those of existing stores;

•	A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;

•	If our information systems fail to perform as designed, our business could be harmed;

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;

•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of controllable expenses, new store openings, and store closures;

•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business;

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;

•	Our international operations may result in additional market risks, which may harm our business;

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;

•	Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms;

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business;

•	A determination by tax regulators that our provision for income and other taxes is not adequate may result in a material impact to our financial position;

•	Our business exposes us to claims that could result in adverse publicity, harm to our brand, and a reduction in our sales;

•	Pending legislation, weather, disease, or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales;

•	Fluctuations in the stock market, as well as general economic and market conditions, may harm the market price of our common stock; and

•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2003 fiscal year ended February 1, 2004, filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference.

Overview

     Based on our 2003 sales of $3.0 billion, we are North America’s leading provider of products, services, and solutions for the lifetime needs of pets. As of May 2, 2004, we operated 664 retail stores, typically ranging in size from 19,000 to 27,000 square feet. During first quarter 2004, we opened 21 net new stores. We anticipate opening approximately 69 net new stores for the remainder of the year resulting in 90 net new stores in 2004.

     We compliment our extensive product assortment with a wide selection of value-added pet services, including grooming and pet training. All our stores offer complete pet training services and virtually all of our stores feature pet styling salons that provide high quality grooming services. We continue to invest in training for our approximately 28,000 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet solutions.

     Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 370 of our stores. We also continue to test the PETsMART PETsHOTELSM boarding and daycamp concept, and, as of May 2, 2004, we operated nine PETsHOTELs within our retail stores and one stand-alone location. We plan to expand the test by about 14 additional in-store hotels during the remainder of 2004, and we will continue to evaluate the results.

     We also reach customers through our direct marketing channels, including PETsMART.com, one of the internet’s most popular pet e-commerce sites, a separate website dedicated to equine products, and two major branded catalogs.

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

Inventory Shrinkage Reserves

     Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our distribution centers and forward distribution centers perform cycle counts encompassing all inventory items every quarter. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage reserve for un-inventoried sales based on a two-year historical trend analysis by store. As of May 2, 2004, and February 1, 2004, we have reserved approximately $8.4 million and $10.1 million, respectively, for inventory shrinkage.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. We establish reserves for future occupancy payments on closed stores and terminated subleases in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in general and administrative expenses. We calculate the costs for future occupancy payments associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

     As of May 2, 2004, and February 1, 2004, we had 20 and 19 stores included in our closed store reserves, of which 14 and 12 were under sublease agreements, respectively. We have assumed that as of May 2, 2004, two additional stores will have sublease income in future periods, which represents a $4.8 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.5 million. We closed two stores in each of the thirteen weeks ended May 2, 2004, and May 4, 2003. As of May 2, 2004, and February 1, 2004, the total remaining discounted gross rents for closed stores was approximately $56.4 million and $55.7 million, respectively, which was reduced by expected sublease income of approximately $41.1 million and $41.0 million, respectively, for a net balance of approximately $15.3 million and $14.7 million, respectively, for closed store reserves.

Insurance Liabilities and Reserves

     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, and worker compensation insurance. Property insurance covers approximately $948.7 million in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under our casualty and workers compensation insurance policies through January 31, 2004, we retain the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of May 2, 2004, and February 1, 2004, we had approximately $29.6 million and $27.9 million, respectively, in reserves related to casualty, self-insured health plans and workers’ compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances at May 2, 2004, and February 1, 2004, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We believe an adequate provision for taxes has been made for all years subject to audit.

Results of Operations

     The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended
	May 2, 2004	May 4, 2003
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	69.6	70.4

Gross profit	30.4	29.6
Operating expenses	18.9	19.2
General and administrative expenses	3.6	4.0

Operating income	7.9	6.4
Interest income	0.1	0.1
Interest expense	(0.6)	(0.7)

Income before income tax expense	7.4	5.8
Income tax expense	2.9	2.3

Net income	4.5%	3.5%

Thirteen Weeks Ended May 2, 2004, Compared with Thirteen Weeks Ended May 4, 2003

Net Sales

     Net sales increased $100.8 million, or 14.5%, to $796.3 million for the first quarter 2004, from first quarter 2003 sales of $695.5 million. Store sales increased by $102.0 million as a result of 64 additional net stores since May 4, 2003, and an 8.7% increase in comparable store sales. Included in store sales, services sales increased by 28.2%, or $12.8 million. The increase in services sales, which includes grooming, training and PETsHOTEL operations, was due to higher volume. The increases were partially offset by a decrease in direct marketing channel sales of $1.2 million, due primarily to decreased volumes in internet sales.

Gross Profit

     Gross profit increased as a percentage of net sales to 30.4% for the first quarter 2004, from 29.6% for the first quarter 2003. A shift in mix from consumables to higher margin hard good products, as well as price inflation for the first quarter 2004, compared with the first quarter 2003, contributed to higher gross profit. Sales of higher margin products is due, we believe in part, to our new store format, completed in 2003, which promotes cross selling of higher margin products. Price inflation represents inventory on hand that we purchased prior to supplier cost increases, but sold in stores after retail prices increased. The increases were partially offset by increased freight expense during the period.

Operating Expenses

     Operating expenses decreased as a percentage of net sales to 18.9% for the first quarter 2004, from 19.2% for the first quarter 2003. As a percentage of sales, decreases in advertising due to a change in the timing of certain advertising contributed to the decrease in the first quarter 2004, compared with the same period in 2003.

General and Administrative Expenses

     General and administrative expenses decreased as a percentage of net sales to 3.6% for the first quarter 2004, from 4.0% for the first quarter 2003, primarily due to gains in foreign currency transactions offset by increases in payroll and related benefits, primarily employee bonuses.

Interest Expense

     Interest expense decreased to $4.5 million for the thirteen weeks ended May 2, 2004, from $4.9 million for the thirteen weeks ended May 4, 2003. The decrease was primarily due to a reduction in fees associated with our line of credit.

Income Tax Expense

     In the first quarter 2004, the $23.2 million income tax expense represents an effective rate of 39.33%, compared with the first quarter 2003 income tax expense of $15.6 million, which represents an effective tax rate of 38.75%.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     Cash provided by operations increased $52.8 million to $68.5 million in the first quarter 2004, compared with $15.7 million in the first quarter 2003. The increase was driven by higher net income, as well as changes in assets and liabilities, primarily inventory, accounts payable, and other current liabilities.

     The increase in the inventory balance for the first quarter of 2004 was $13.4 million compared to an increase of $30.5 million in the first quarter of 2003. The higher increase in the first quarter of 2003 was due to a higher level of replenishments required during that period. Inventory balances were $322.0 million as of May 2, 2004, and $309.1 million as of February 1, 2004. The increased inventory level is primarily due to the 21 net new stores opened in the first quarter of 2004. Average retail store inventory, which represents total ending inventory divided by the open stores at the end of the period, remained consistent at approximately $0.48 million per store as of May 2, 2004, and February 1, 2004.

     Accounts payable balances increased to $149.6 million as of May 2, 2004, from $128.3 million as of February 1, 2004, due to the 21 net new stores opened in the first quarter of 2004 as well as timing of payments to various vendors. Merchandise accounts payable leveraging (the percentage of merchandise inventory financed by vendor credit terms, i.e., accounts payable divided by merchandise inventory), increased to 46.5% as of May 2, 2004, compared with 41.5% as of February 1, 2004.

     Other current liabilities increased $9.9 million in first quarter 2004 compared to an $8.9 million decrease in the first quarter of 2003. The change was due to a payment of an accrued settlement for litigation in first quarter 2003 as well as a difference in the timing and amount of tax payments between the two quarters.

     During the first quarter 2004, we purchased 717,700 shares of our common stock for $19,426,000, or an average price of $27.07 per share.

     On March 23, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 21, 2004, to stockholders of record on April 30, 2004. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend.

     Our primary long-term capital requirements consist of opening new stores and expenditures associated with equipment and computer software in support of our system initiatives. In addition, we continually assess our store format to drive efficiencies in our stores, grow our pet services business, and delight our customers by providing a superior store environment, a superior shopping experience, and superior service. During the first quarter 2004, we incurred $10.5 million in capital expenditures, compared with $50.5 million for the same period in 2003. The decrease in spending was primarily due to the purchase of a corporate aircraft and the completion of store reformatting initiatives in 2003.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 23 new stores and closed two stores in the first quarter 2004. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. In the first year, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four, and 5% to 6% in year five. Based on our current plan for new stores, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $180.0 to $185.0 million in fiscal 2004. We anticipate opening approximately 69 net new stores during the remainder of 2004.

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

     Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately six years as of May 2, 2004), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate that the timing of new store openings, related preopening costs, and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We charge preopening costs associated with each new location to expense as the costs are incurred.

Lease and Other Commitments

Operating and Capital Lease Commitments

     The following table summarizes our contractual obligations, net of estimated sublease income, at May 2, 2004, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year
	Remaining	2005 &	2007 &	2009 and
Contractual Obligation (1)	2004	2006	2008	Beyond	Total
Operating lease obligations	$153,680	$394,971	$379,877	$1,161,236	$2,089,764
Capital lease obligations (2)	17,361	45,345	46,636	251,462	360,804

Total	$171,041	$440,316	$426,513	$1,412,698	$2,450,568

(1)	At May 2, 2004, we had no long-term debt or purchase obligations.

(2)	Includes $178.6 million in interest.

The operating and capital lease commitment payment schedule above is shown net of estimated sublease rental income. Sublease income for operating and capital leases is as follows (in thousands):

Sublease
Income
2004	$2,645
2005	3,750
2006	3,756
2007	3,615
2008	3,486
Thereafter	15,214

$32,466

Letters of Credit

     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of May 2, 2004, $35.7 million was outstanding under our letters of credit.

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

     In the first quarter of 2003, we made the decision to purchase the two properties and based on current appraisals, we recorded a $1.7 million loss in the consolidated financial statements. This purchase transaction was completed in the second quarter of 2003. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions have eliminated any arrangements between us and special purpose entities.

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside over half our stores, under the name Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of May 2, 2004, we owned approximately 16% of the voting stock, and approximately 35% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $2.0 million and $2.2 million during the first quarter 2004 and 2003, respectively. Licensing fees receivable from MMI totaled $0.7 million and $4.4 million at May 2, 2004 and February 1, 2004, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility permits us to pay dividends, so long as we are not in default or the payment of dividends would not result in default. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of May 2, 2004, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance programs, capital lease agreements, and utilities.

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

     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially impact our net sales or results of operations.

Recent Accounting Pronouncements

     In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements, including modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. EITF 03-10 permits reclassification of prior periods for comparison purposes. We adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in our consolidated statements of operations of $1.4 million in the first quarter 2004, and $1.3 million in the first quarter 2003.

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

Interest Rate Risk

     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during 2003 or in the first quarter of 2004. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 23 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $19.6 million or 2.5% of our revenues for the first quarter 2004, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations, and were approximately $4.0 million in net exchange gains for the first quarter 2004.

Item 4. Controls and Procedures

     Based on their evaluation as of May 2, 2004, our chief executive officer and chief financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the first quarter ended May 2, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table shows for each period in the thirteen weeks ended May 2, 2004, purchases of our common stock and the available funds to purchase additional common stock during fiscal 2004:

				Approximate Dollar
			Total Number of Shares	Value that May Yet
	Total Number of		Purchased as Part of	Be Purchased
	Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs (1)
February 2, 2004 to February 29, 2004	—	$—	—	$35,000,000
March 1, 2004 to April 4, 2004	211,300	$26.18	211,300	$29,467,680
April 5, 2004 to May 2, 2004	506,400	$27.44	506,400	$15,574,254

Total	717,700	$27.07	717,700

(1) In April 2000, the Board of Directors approved a plan to purchase our common stock (“Purchase Plan”). In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006, and increased the authorized amount of annual purchases to $35.0 million. As of May 2, 2004, $15.6 million remains as available funds to purchase additional common stock under the Purchase Plan for fiscal 2004.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the first quarter of 2004 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. The non-audit services approved by the Audit Committee in the first quarter of 2004 were federal and state tax services. The service has been approved in accordance with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

PETsMART furnished a Current Report on Form 8-K, dated March 2, 2004, on March 2, 2004, and as amended on March 3, 2004, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for fiscal 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 8, 2004	PETsMART, Inc.,

/s/ Timothy E. Kullman

Timothy E. Kullman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2004	/s/ Mark D. Mumford

Mark D. Mumford
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)