Form 10-Q
period 2004-08-01
PETSMART INC
filed 2004-09-08
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended August 1, 2004

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

Common Stock, $.0001 Par Value, 145,200,177 Shares at August 27, 2004

PETsMART, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying consolidated balance sheet of PETsMART, Inc. and subsidiaries (the “Company”) as of August 1, 2004, and the related consolidated statements of operations for the 13-week and 26-week periods ended August 1, 2004 and August 3, 2003, and of cash flows for the 26-week periods ended August 1, 2004 and August 3, 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of February 1, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of February 1, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Phoenix, Arizona
September 7, 2004

PETsMART, Inc. and Subsidiaries

CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)

	August 1,	February 1,
	2004	2004
	(Unaudited)
Assets
Cash and cash equivalents	$356,541	$327,810
Receivables, net	14,832	16,628
Merchandise inventories	333,280	309,140
Deferred income taxes	2,876	2,876
Prepaid expenses and other current assets	56,437	31,198

Total current assets	763,966	687,652
Property and equipment, net	592,440	577,182
Investments	33,526	33,694
Deferred income taxes	52,559	47,463
Goodwill, net	14,422	14,422
Intangible assets, net	2,550	2,621
Other noncurrent assets	18,469	13,661

Total assets	$1,477,932	$1,376,695

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$152,546	$128,303
Accrued payroll, bonus and employee benefits	72,803	73,058
Accrued occupancy expenses	31,876	27,971
Current maturities of capital lease obligations	5,767	4,964
Other current liabilities	91,349	105,518

Total current liabilities	354,341	339,814
Capital lease obligations	185,284	165,738
Deferred rents and other noncurrent liabilities	29,941	31,988

Total liabilities	569,566	537,540

Commitments and contingencies
Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 147,679 and 144,813 shares issued	15	14
Additional paid-in capital	758,816	705,265
Deferred compensation	(16,851)	(6,658)
Retained earnings	235,299	174,053
Accumulated other comprehensive income	1,064	1,458
Less: treasury stock, at cost, 2,654 and 1,406 shares	(69,977)	(34,977)

Total stockholders’ equity	908,366	839,155

Total liabilities and stockholders’ equity	$1,477,932	$1,376,695

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Net sales	$805,990	$724,864	$1,602,304	$1,420,406
Cost of sales	561,064	508,993	1,115,394	998,916

Gross profit	244,926	215,871	486,910	421,490
Operating expenses	160,820	138,561	311,009	272,443
General and administrative expenses	37,143	27,058	66,269	54,315

Operating income	46,963	50,252	109,632	94,732
Interest income	971	468	1,868	1,030
Interest expense	(4,781)	(4,849)	(9,265)	(9,712)

Income before income tax expense	43,153	45,871	102,235	86,050
Income tax expense	9,075	17,775	32,313	33,344

Net income	34,078	28,096	69,922	52,706
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	2,565	213	(396)	2,135

Comprehensive income	$36,643	$28,309	$69,526	$54,841

Earnings per common share:
Basic	$0.24	$0.20	$0.49	$0.37

Diluted	$0.23	$0.19	$0.47	$0.36

Dividends declared per common share	$0.03	$0.02	$0.06	$0.02

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 26 weeks ended
	August 1,	August 3,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$69,922	$52,706
Depreciation and amortization	51,703	44,888
Loss on disposal of property and equipment	5,037	2,444
Capital assets received through vendor resolution	—	(506)
Tax benefit from exercise of stock options	16,950	5,769
Deferred income taxes	(5,096)	1,254
Changes in assets and liabilities:
Receivables, net	1,796	(4,135)
Merchandise inventories	(24,130)	(23,577)
Prepaid expenses and other current assets	(25,236)	2,727
Other noncurrent assets	(3,947)	(2,936)
Accounts payable	24,616	25,680
Accrued payroll, bonus and employee benefits	(248)	(13,071)
Accrued occupancy expenses	3,899	864
Other current liabilities	(15,550)	(26,301)
Deferred rents and other noncurrent liabilities	(2,047)	8,820

Net cash provided by operating activities	97,669	74,626

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(46,517)	(98,321)
Increase in equity investment	(773)	—
Proceeds from sales of property and equipment	66	187

Net cash used in investing activities	(47,224)	(98,134)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	23,962	15,908
Purchases of treasury stock	(35,000)	—
Payments on capital lease obligations	(2,771)	(5,274)
Decrease in bank overdraft	(340)	(2,793)
Cash dividends paid to stockholders	(7,189)	—

Net cash (used in) provided by financing activities	(21,338)	7,841

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(376)	86

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	28,731	(15,581)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,810	253,936

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$356,541	$238,355

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

     PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories, and professional services for the lifetime needs of pets. As of August 1, 2004, the Company operated 678 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PETsMART also is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in more than half the Company’s stores.

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

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended August 1, 2004 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended February 1, 2004, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 15, 2004.

NOTE 2 — INTANGIBLE ASSETS:

     Intangible assets consist solely of trademarks that have an estimated useful life of 15 years. Changes in the carrying amount for the twenty-six weeks ended August 1, 2004, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, February 1, 2004	$4,885	$(2,264)	$2,621
Additions	104	(175)	(71)

Balance, August 1, 2004	$4,989	$(2,439)	$2,550

     Amortization expense for the intangible assets was $175,000 during the twenty-six weeks ended August 1, 2004. The Company estimates the amortization expense to be approximately $175,000 for the remainder of the year. For fiscal years 2005 through 2009, the Company estimates the amortization expense to be approximately $350,000 each year.

NOTE 3 — RESERVE FOR CLOSED STORES:

     The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future occupancy payments on closed stores are established in the period the store is closed, in accordance with Financial Accounting Standards Board (“FASB”), Statement of Financial Accounting Standards (“SFAS”) No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future occupancy payments, net of expected sublease income, associated with closed stores are calculated by using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. The Company records such reserves as of the date it ceases use of the property. Judgment is used to estimate the underlying real estate market and the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Opening balance	$15,293	$11,642	$14,762	$9,261
Charges	2,049	6,667	3,908	9,973
Payments	(2,697)	(1,697)	(4,025)	(2,622)

Ending balance	$14,645	$16,612	$14,645	$16,612

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.

NOTE 4 — COMPREHENSIVE INCOME:

     Foreign currency translation adjustments were the only component of other comprehensive income. The income tax expense related to foreign currency translation adjustments was approximately $793,000 and $346,000 for the thirteen weeks ended August 1, 2004 and August 3, 2003, respectively. The income tax (benefit) expense related to the foreign currency translation adjustments was approximately $(1,127,000) and $1,254,000 for the twenty-six weeks ended August 1, 2004 and August 3, 2003, respectively.

NOTE 5 — EQUITY INCENTIVE PLANS:

Stock Options and Employee Stock Purchase Plan

     The Company has equity incentive plans as well as an employee stock purchase plan. The Company accounts for these plans under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations. No compensation cost is reflected in net income for stock options, as all options granted under the plans had an exercise price equal to the market value of the underlying common stock on the date of grant.

     As permitted by SFAS No. 123, “Accounting for Stock-based Compensation,” the Company applies the provisions of APB No. 25, and related interpretations, in recording compensation expense for grants of equity instruments to employees.

     The following table illustrates the effect on net income and net income per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options and purchases under the employee stock purchase plan (in thousands, except per share data).

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Net income, as reported.	$34,078	$28,096	$69,922	$52,706
Less: Compensation expense determined by the fair value based method, net of related tax effects	(4,260)	(2,832)	(7,332)	(5,654)

Pro forma net income	$29,818	$25,264	$62,590	$47,052

Net income per share
Basic:
Net income, as reported	$0.24	$0.20	$0.49	$0.37

Pro forma net income	$0.21	$0.18	$0.44	$0.33

Diluted:
Net income, as reported	$0.23	$0.19	$0.47	$0.36

Pro forma net income	$0.20	$0.17	$0.42	$0.32

     The Company used the Black-Scholes option pricing model to estimate the fair value of grants, with the following assumptions for the thirteen weeks ended August 1, 2004 and August 3, 2003, respectively: dividend yield of 0.39% and 0.00% to 0.10% respectively; expected volatility of 61.0 percent and 64.0 percent, respectively; risk-free interest rates of 2.16

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

percent to 4.56 percent, and 1.22 percent to 4.40 percent, respectively; and expected lives of 1.83 years and 1.64 years, respectively. The weighted average fair value of options granted during the thirteen weeks ended August 1, 2004, and August 3, 2003, was $15.14 and $8.70, respectively.

Restricted Stock

     During the twenty-six weeks ended August 1, 2004, the Company awarded certain associates and each member of the Board of Directors shares of restricted stock pursuant to the provisions of the 1997 Equity Incentive Plan and the 2003 Equity Incentive Plan. The Company awarded 575,490 shares, which will vest on the fourth year anniversary of the date of the award, provided the associate is continuously employed, or that member of the Board of Directors continues to provide service to the Company, through that anniversary. The Company recorded deferred compensation of approximately $1,146,000 and $13,758,000 in the thirteen weeks and twenty-six weeks ended August 1, 2004, respectively, with an offsetting increase to additional paid-in capital. Deferred compensation is amortized ratably over the four-year term, and for the thirteen and twenty-six weeks ended August 1, 2004, the Company recorded approximately $1,321,000 and $2,639,000, respectively, of compensation expense for restricted stock. For the thirteen and twenty-six weeks ended August 3, 2003, the Company recorded approximately $529,000 and $1,043,000, respectively, of compensation expense for restricted stock. As of August 1, 2004, 1,089,329 unvested shares of restricted stock were outstanding.

NOTE 6 — EARNINGS PER SHARE:

     Earnings per share is computed in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.

     A reconciliation of the basic and diluted earnings per share computations for the thirteen and twenty-six weeks ended August 1, 2004 and August 3, 2003, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	August 1, 2004			August 3, 2003
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Net income per common share — basic	$34,078	143,546	$0.24	$28,096	141,186	$0.20
Effect of dilutive securities:
Options	—	6,130	(0.01)	—	5,336	(0.01)

Net income per common share — diluted	$34,078	149,676	$0.23	$28,096	146,522	$0.19

	Twenty-Six Weeks Ended
	August 1, 2004			August 3, 2003
		Weighted	Per		Weighted	Per
		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Net income per common share — basic	$69,922	143,348	$0.49	$52,706	140,704	$0.37
Effect of dilutive securities:
Options	—	6,133	(0.02)	—	4,893	(0.01)

Net income per common share — diluted	$69,922	149,481	$0.47	$52,706	145,597	$0.36

     In the thirteen weeks ended August 1, 2004 and August 3, 2003, options to purchase approximately 111,000 and 437,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares. In the twenty-six weeks ended August 1, 2004 and August 3, 2003, options to purchase approximately 155,000 and 538,000 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 7 — EQUITY:

     In March 2003, the Board of Directors extended the term of the program for the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. The Company’s policy on the purchase of its common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. During the twenty-six weeks ended August 1, 2004, the Company purchased 1,248,077 shares of its common stock for approximately $35,000,000, or an average price of $28.04 per share. As of August 1, 2004, no amount remains as available funds to purchase additional common stock for fiscal 2004. No purchases were made in the twenty-six weeks ended August 3, 2003.

NOTE 8 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the twenty-six weeks ended August 1, 2004 and August 3, 2003 was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2004	2003
Interest paid	$8,976	$8,035
Income taxes paid, net of refunds	$62,638	$31,313
Assets acquired using capital lease obligations	$23,117	$10,701
Dividends declared but unpaid	$4,351	$2,860

NOTE 9 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements and modifications to existing arrangements entered into in fiscal periods beginning after November 25, 2003.

     EITF 03-10 permits reclassification of prior periods for comparison purposes. The Company adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the consolidated statements of operations of $1,098,000 and $2,546,000 in the thirteen and twenty-six weeks ended August 1, 2004, respectively, and $985,000 and $2,241,000 in the thirteen and twenty-six weeks ended August 3, 2003, respectively.

NOTE 10 — CONTINGENCIES:

Litigation

     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.

Guarantees

     As of August 1, 2004, the Company had letters of credit for guarantees of $33,650,000 for workers’ compensation and general liability insurance policies, $2,000,000 for capital lease agreements and $19,000 for utilities. The liabilities associated with the insurance policies, capital leases and utilities were recorded in the consolidated balance sheet as of August 1, 2004.

NOTE 11 — FINANCIAL INFORMATION BY BUSINESS SEGMENT:

     As of February 1, 2004, the Company had three operating segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and equine Internet operations and PETsMART.com, which included the Company’s pet catalog and pet Internet operations. As of August 1, 2004, the Company had two operating segments as a result of the integration of PETsMART Direct and PETsMART.com. The Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information, ” and determined that the reorganized PETsMART Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

PETsMART, Inc. and Subsidiaries
Notes to Consolidated Financial Statements
(Unaudited)

NOTE 12 — INCOME TAXES:

     During the thirteen weeks ended August 1, 2004, the Company completed an analysis of net operating loss carryovers related to its purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of $7,700,000 in the thirteen weeks ended August 1, 2004 related to the additional net operating loss utilization.

NOTE 13 — INVESTMENTS:

     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside over half the Company’s stores, operating under the registered tradename of Banfield. The Company’s investment consists of common and convertible preferred stock. During the thirteen weeks ended August 1, 2004, the Company purchased an additional $773,000 of MMIH capital stock from certain MMIH stockholders, and as of August 1, 2004, the Company owned approximately 16.6% of the voting stock, and approximately 36.6% of the combined voting and non-voting stock of MMIH. The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company recognizes this income as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in the consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $4,999,000 and $4,669,000 during the twenty-six weeks ended August 1, 2004, and August 3, 2003, respectively. Licensing fees receivable from MMI totaled $1,589,000 and $4,397,000 at August 1, 2004 and February 1, 2004, respectively, and were included in receivables in the consolidated balance sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully open new stores or increase sales at our existing stores, our results of operations would be harmed;
•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;
•	Our operating margins at new stores may be lower than those of existing stores;
•	A disruption or malfunction in the operation of our distribution centers would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;
•	If our information systems fail to perform as designed, our business could be harmed;
•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;
•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of controllable expenses, new store openings and store closures;
•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;
•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business;
•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;
•	Our international operations may result in additional market risks, which may harm our business;
•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;
•	Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms;
•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business;
•	A determination by tax regulators that our provision for income and other taxes is not adequate may result in a material impact to our financial position;
•	Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales;
•	Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales;
•	Fluctuations in the stock market, as well as general economic and market conditions, may harm the market price of our common stock; and
•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2003 fiscal year ended February 1, 2004, filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference.

Overview

     Based on our 2003 sales of $3.0 billion, we are North America’s leading provider of products, services, and solutions for the lifetime needs of pets. As of August 1, 2004, we operated 678 retail stores, typically ranging in size from 19,000 to 27,000 square feet. During the second quarter of 2004, we opened 14 net new stores, which results in 35 net new stores for the twenty-six weeks ended August 1, 2004. We anticipate opening approximately 50 net new stores for the remainder of the year resulting in about 85 net new stores in 2004.

     We compliment our extensive product assortment with a wide selection of pet services, including grooming and pet training. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. We continue to invest in training for our approximately 30,000 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.

     Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 385 of our stores. We also continue to test the PETsMART PETsHOTELSM boarding and daycamp concept, and, as of August 1, 2004, we operated nine PETsHOTELs within our retail stores and one stand-alone location. We plan to expand the test of in-store hotels during the remainder of 2004, and we will continue to evaluate the results.

     We also reach customers through our direct marketing channels, including PETsMART.com, one of the Internet’s most popular pet e-commerce sites, a separate website dedicated to equine products and two major branded catalogs.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our reserve estimates for inventory shrinkage, store closures, insurance liabilities and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Inventory Shrinkage Reserve

     Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our distribution centers and forward distribution centers perform cycle counts encompassing all inventory items every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage reserve for un-inventoried sales based on a two-year historical trend analysis by store. As of August 1, 2004, and February 1, 2004, we have reserved approximately $6.3 million and $10.1 million, respectively, for inventory shrinkage.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in general and administrative expenses. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

     As of August 1, 2004, and February 1, 2004, we had 21 and 19 stores included in our closed store reserve, of which 13 and 12 were under sublease agreements, respectively. We have assumed that as of August 1, 2004, four additional stores will have sublease income in future periods, which represents a $6.8 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.6 million. We closed seven stores in the twenty-six weeks ended August 1, 2004, and six stores in the twenty-six weeks ended August 3, 2003. As of August 1, 2004, and February 1, 2004, the total remaining discounted occupancy costs for closed stores was approximately $61.7 million and $55.7 million, respectively, which was reduced by expected sublease income of approximately $47.1 million and $41.0 million, respectively, for a net balance of approximately $14.6 million and $14.7 million, respectively, for closed store reserves.

Insurance Reserves

     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans and workers’ compensation insurance. Property insurance covers approximately $973.3 million in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retain the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. During the thirteen weeks ended August 1, 2004, we recognized $6.0 million in additional expense as a result of a recent actuarial report that indicated a higher reserve requirement. We believe the increase in the actuarial estimates was due to our insurance carrier being acquired resulting in an increase in the rate at which claims are paid as well as the settlement amounts. As of August 1, 2004 and February 1, 2004, we had approximately $35.5 million and $27.9 million, respectively, in reserves related to casualty, self-insured health plans and workers’ compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at August 1, 2004 and February 1, 2004, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

     During the thirteen weeks ended August 1, 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the thirteen weeks ended August 1, 2004, related to the additional net operating loss utilization.

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

Results of Operations

     The following table presents the percent of net sales of certain items included in our consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2004	2003	2004	2003
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.6	70.2	69.6	70.3

Gross profit	30.4	29.8	30.4	29.7
Operating expenses	20.0	19.1	19.4	19.2
General and administrative expenses	4.6	3.7	4.1	3.8

Operating income	5.8	6.9	6.8	6.7
Interest income	0.1	0.1	0.1	0.1
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)

Income before income tax expense	5.4	6.3	6.4	6.1
Income tax expense	1.1	2.5	2.0	2.3

Net income	4.2%	3.9%	4.4%	3.7%

Thirteen Weeks Ended August 1, 2004, Compared with Thirteen Weeks Ended August 3, 2003

Net Sales

     Net sales increased $81.1 million, or 11.2%, to $806.0 million for the thirteen weeks ended August 1, 2004, compared to sales of $724.9 million for the thirteen weeks ended August 3, 2003. The sales increase was due to 66 additional net new stores since August 3, 2003 and a 5.4% increase in comparable store sales. Included in sales, services sales increased by 23.4%, or $11.8 million. The increase in services sales, which includes grooming, training and PETsHOTEL operations, was due to higher volume.

Gross Profit

     Gross profit increased as a percentage of net sales to 30.4% for the thirteen weeks ended August 1, 2004, from 29.8% for the thirteen weeks ended August 3, 2003. A continued shift in mix toward higher margin products for the thirteen weeks ended August 1, 2004, compared with the thirteen weeks ended August 3, 2003, contributed to higher gross profit. Sales of higher margin products is due, we believe in part, to our continued initiative to align our product offering with the needs of our customers, to promote cross selling using our new store format, our merchandise and pricing strategies, and to educate our associates to understand customers’ needs and offer solutions. The increases were partially offset by increased freight expense during the quarter.

Operating Expenses

     Operating expenses increased as a percentage of net sales to 20.0% for the thirteen weeks ended August 1, 2004, from 19.1% for the thirteen weeks ended August 3, 2003. The increase included a $6.0 million expense for workers’ compensation and general liability insurance related to an increase in the insurance reserves as a result of higher actuarial estimates on workers’ compensation and general liability claims. Also included in the increase were higher store repairs and maintenance expenses and higher group health insurance costs. The increases were partially offset by a decrease in advertising expense as a percentage of sales.

General and Administrative Expenses

     General and administrative expenses increased as a percentage of net sales to 4.6% for the thirteen weeks ended August 1, 2004, from 3.7% for the thirteen weeks ended August 3, 2003, primarily due to a $2.8 million foreign exchange loss and a $4.1 million expense primarily for the retirement of assets and additional amortization related to store lighting replacements, partially offset by a decrease in store closure expenses.

Interest Expense

     Interest expense was $4.8 million for the thirteen weeks ended August 1, 2004, and August 3, 2003. Increased interest expense for capital leases was offset by a reduction in fees associated with our line of credit.

Income Tax Expense

     In the thirteen weeks ended August 1, 2004, the $9.1 million income tax expense represents an effective rate of 21.0%. This compares to a tax expense of $17.8 million and an effective rate of 38.75% for the thirteen weeks ended August 3, 2003. During the thirteen weeks ended August 1, 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the thirteen weeks ended August 1, 2004 related to the additional net operating loss utilization.

Twenty-Six Weeks Ended August 1, 2004, Compared with Twenty-Six Weeks Ended August 3, 2003

Net Sales

     Net sales increased $181.9 million, or 12.8%, to $1,602.3 million for the twenty-six weeks ended August 1, 2004, from sales for the twenty-six weeks ended August 3, 2003, of $1,420.4 million. Sales increased as a result of 66 additional net new stores since August 3, 2003 and a 7.0% increase in comparable store sales. Included in sales, services sales increased by 25.7%, or $24.6 million. The increase in services sales, which includes grooming, training and PETsHOTEL operations, was due to higher volume.

Gross Profit

     Gross profit increased as a percentage of net sales to 30.4% for the twenty-six weeks ended August 1, 2004, from 29.7% for the twenty-six weeks ended August 3, 2003. A continued shift toward higher margin products, as well as price inflation for the twenty-six weeks ended August 1, 2004, compared with the twenty-six weeks ended August 3, 2003, contributed to higher gross profit. Price inflation, which occurred primarily during our first quarter, represents inventory on hand that we purchased prior to supplier cost increases, but sold in stores after retail prices increased. The increases were partially offset by increased freight expense during the period.

Operating Expenses

     Operating expenses increased as a percentage of net sales to 19.4% for the twenty-six weeks ended August 1, 2004, from 19.2% for the twenty-six weeks ended August 3, 2003. The increase included expenses related to an increase in insurance reserves as a result of higher actuarial estimates on workers’ compensation and general liability claims. Also included in the increase were higher store repairs and maintenance expenses and higher group health insurance costs. The increases were partially offset by a decrease in advertising expense as a percentage of sales.

General and Administrative Expenses

     General and administrative expenses increased as a percentage of net sales to 4.1% for the twenty-six weeks ended August 1, 2004, from 3.8% for the twenty-six weeks ended August 3, 2003 due primarily to the retirement of assets and additional amortization related to store light replacements, offset by a decrease in store closure expenses.

Interest Expense

     Interest expense decreased to $9.3 million for the twenty-six weeks ended August 1, 2004, from $9.7 million for the twenty-six weeks ended August 3, 2003. The decrease was primarily due to a reduction in fees associated with our line of credit offset by increased interest expense associated with capital leases.

Income Tax Expense

     In the twenty-six weeks ended August 1, 2004, the $32.3 million income tax expense represents an effective rate of 31.6%. This compares to a tax expense of $33.3 million and an effective rate of 38.75% for the twenty-six weeks ended August 3, 2003. During the twenty-six weeks ended August 1, 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the twenty-six weeks ended August 1, 2004.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     Cash provided by operations increased $23.0 million to $97.7 million in the twenty-six weeks ended August 1, 2004, compared with $74.6 million in the twenty-six weeks ended August 3, 2003. The increase was driven by higher net income and tax benefit from exercise of stock options, as well as changes in assets and liabilities, primarily accrued payroll, bonus and employee benefits, which were offset primarily by changes in prepaid expenses and other current assets, and deferred rents and other noncurrent liabilities.

     Changes in assets and liabilities reflected higher tax payments for the twenty-six weeks ended August 1, 2004, compared to the prior year as well as a smaller increase in our accrued payroll, bonus and employee benefits and a smaller increase in our closed store reserves as compared to the period ended August 3, 2003.

     Cash used in investing activities for the twenty-six weeks ended August 1, 2004, was $47.2 million compared to $98.1 million during the twenty-six weeks ended August 3, 2003, primarily for the purchase of property and equipment.

     Our primary long-term capital requirements consist of opening new stores and expenditures associated with equipment and computer software in support of our system initiatives. In addition, we continually assess our store format to drive efficiencies in our stores, grow our pet services business, and delight our customers by providing a superior store environment, a superior shopping experience and superior service. During the twenty-six weeks ended August 1, 2004, we incurred $46.5 million in capital expenditures, compared with $98.3 million for the same period in 2003. The decrease in spending was primarily due to the completion of store reformatting initiatives and the purchase of a corporate aircraft in 2003.

     Cash used in financing activities for the twenty-six weeks ended August 1, 2004 was $21.3 million compared to cash provided by financing activities of $7.8 million during the twenty-six weeks ended August 3, 2003. The increase in use was a result of treasury stock purchases, dividends paid and payments on capital lease obligations offset by proceeds from the exercise of stock options.

     During the twenty-six weeks ended August 1, 2004, we purchased 1,248,077 shares of our common stock for approximately $35.0 million or an average price of $28.04 per share.

     On March 23, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share paid on May 21, 2004, to stockholders of record on April 30, 2004. On June 23, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share payable on August 20, 2004, to stockholders of record on July 30, 2004. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 42 new stores and closed seven stores in the twenty-six weeks ended August 1, 2004. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. In the first year of operation, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four and 5% to 6% in year five. Based on our current plan for new stores and leasehold improvements related to an expansion of pet services, primarily grooming and PETsHOTEL, in existing stores, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $160.0 million to $170.0 million in fiscal 2004 of which we spent $46.5 million in the first half of the fiscal year. We anticipate opening approximately 50 net new stores during the remainder of 2004.

     We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, make scheduled debt payments and refinance indebtedness depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately six years as of August 1, 2004), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate that the timing of new store openings, related preopening costs and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

Lease and Other Commitments

Operating and Capital Lease Commitments and Purchase Obligations

     The following table summarizes our contractual obligations, net of estimated sublease income, at August 1, 2004 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year
	Remaining	2005 &	2007 &	2009 and
Contractual Obligation(1)	2004	2006	2008	Beyond	Total
Operating lease obligations	$85,063	$407,526	$394,593	$1,220,876	$2,108,058
Capital lease obligations(2)	12,213	48,360	49,653	262,704	372,930
Purchase obligations(3)	4,098	4,315	—	—	8,413

Total	$101,374	$460,201	$444,246	$1,483,580	$2,489,401

(1)	At August 1, 2004, we had no long-term debt.

(2)	Includes $180.5 million in interest.

(3)	Represents purchase obligation for advertising.

The operating and capital lease commitment payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases at August 1, 2004 is as follows (in thousands):

Sublease
Income
2004	1,950
2005	3,988
2006	4,027
2007	4,055
2008	4,008
Thereafter	15,479

$33,507

Letters of Credit

     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of August 1, 2004, $35.7 million was outstanding under our letters of credit.

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

     In the first quarter of 2003, we made the decision to purchase the two properties, and based on current appraisals, we recorded a $1.7 million loss in the consolidated financial statements. This purchase transaction was completed in the second quarter of 2003. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions eliminated any arrangements between us and special purpose entities.

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside over half our stores, under the name Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During the thirteen weeks ended August 1, 2004, we purchased an additional $0.8 million of MMIH capital stock from certain MMIH stockholders, and as of August 1, 2004, we owned approximately 16.6% of the voting stock and approximately 36.6% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $5.0 million and $4.7 million during the twenty-six weeks ended August 1, 2004 and August 3, 2003, respectively. Licensing fees receivable from MMI totaled $1.6 million and $4.4 million at August 1, 2004 and February 1, 2004, respectively and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility

     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility permits us to pay dividends, so long as we are not in default or the payment of dividends would not result in default. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of August 1, 2004, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance programs, capital lease agreements and utilities.

Seasonality and Inflation

     Our business is subject to seasonal fluctuations, and we typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. In addition, sales of certain products and services are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year.

     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially impact our net sales or results of operations.

Recent Accounting Pronouncements

     In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements and modifications to existing arrangements, entered into in fiscal periods beginning after November 25, 2003. EITF 03-10 permits reclassification of prior periods for comparison purposes. We adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in our consolidated statements of operations of $1.1 million and $1.0 million in the thirteen weeks ended August 1, 2004 and August 3, 2003, respectively, and $2.5 million and $2.2 million in the twenty-six weeks ended August 1, 2004 and August 3, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Interest Rate Risk

     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during 2003 or in the first half of 2004. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 24 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $39.4 million or 2.5% of our revenues for the twenty-six weeks ended August 1, 2004 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within general and administrative expenses in the consolidated statements of operations. During the thirteen weeks ended August 1, 2004, we recognized a net exchange loss of $2.8 million. During the period, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses. We had net exchange gains approximating $1.1 million for the twenty-six weeks ended August 1, 2004.

Item 4. Controls and Procedures

     Based on their evaluation as of August 1, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the quarter ended August 1, 2004, that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

     The following table shows for each period in the thirteen weeks ended August 1, 2004, purchases of our common stock and the available funds to purchase additional common stock during fiscal 2004:

			Total Number of	Approximate Dollar
			Shares Purchased as	Value that May Yet
			Part of Publicly	Be Purchased
	Total Number of	Average Price Paid	Announced Plans or	Under the Plans or
Period	Shares Purchased	per Share	Programs	Programs (1)
May 3, 2004 to May 30, 2004	240,600	$26.61	240,600	$9,172,431
May 31, 2004 to July 4, 2004	289,777	$31.65	289,777	$—
July 5, 2004 to
August 1, 2004	—	$—	—	$—

Second Quarter Total	530,377	$29.36 (2)	530,377

(1)	In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. As of August 1, 2004, no amount remains as available funds to purchase additional common stock under the purchase plan until March 2005. Since February 2, 2004, we have purchased 1,248,077 shares of our common stock with an aggregate purchase price of approximately $35.0 million at a weighted average price of $28.04 per share.

(2)	Represents weighted average purchase price during the thirteen weeks ended August 1, 2004.

Item 4. Submission of Matters to a Vote of Security Holders

     Our 2004 Annual Meeting of Stockholders was held on June 10, 2004. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:

(1)	To elect directors to hold office until the 2007 Annual Meeting of Stockholders.

Matter voted	Votes for	Votes withheld
Barbara A. Munder	134,040,401	473,586
Thomas G. Stemberg	133,104,265	1,409,722
Nancy J. Pedot	132,687,563	1,826,424
Jeffery W. Yabuki	134,231,258	282,729

2)	To elect a director to hold office until the 2006 Annual Meeting of Stockholders.

Matter voted	Votes for	Votes withheld
Rita V. Foley	134,230,021	283,996

     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were Lawrence A. Del Santo, Philip L. Francis, Richard K. Lochridge, Ronald Kirk and Walter Salmon.

3)	To ratify the appointment of independent auditor, Deloitte & Touche LLP.

Votes for	Votes against	Abstain
131,231,828	3,243,555	36,516

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the second quarter of 2004 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. There were no non-audit services approved by the Audit Committee in the second quarter of 2004.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

Exhibit 10.17	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(b) Reports on Form 8-K

PETsMART furnished a Current Report on Form 8-K, dated May 20, 2004, on May 20, 2004, reporting under “Item 12. Disclosure of Results of Operations and Financial Condition,” its results for the thirteen weeks ended May 2, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 7, 2004	PETsMART, Inc.,

/s/ Timothy E. Kullman

Timothy E. Kullman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2004	/s/ Mark D. Mumford

Mark D. Mumford
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

Exhibit Index

Exhibit 10.17	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.