Form 10-Q
period 2004-10-31
PETSMART INC
filed 2004-12-08
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

(X)	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended October 31, 2004

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

Common Stock, $.0001 Par Value, 145,892,231 Shares at November 29, 2004

PETsMART, Inc.
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of October 31, 2004 and February 1, 2004	4
Condensed Consolidated Statements of Operations for the thirteen and thirty-nine weeks ended October 31, 2004 and November 2, 2003	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2004 and November 2, 2003	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures about Market Risks	19
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	21
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 5. Other Information	21
Item 6. Exhibits	21
Signatures	23
Exhibit 10.18
Exhibit 15.1
Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheet of PETsMART, Inc. and subsidiaries (the “Company”) as of October 31, 2004, and the related condensed consolidated statements of operations for the 13-week and 39-week periods ended October 31, 2004 and November 2, 2003, and of cash flows for the 39-week periods ended October 31, 2004 and November 2, 2003. These interim financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of February 1, 2004, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 9, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Deloitte & Touche LLP
Phoenix, Arizona
December 6, 2004

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 31,	February 1,
	2004	2004
Assets
Cash and cash equivalents	$346,482	$327,810
Receivables, net	20,216	16,628
Merchandise inventories	399,366	309,140
Deferred income taxes	2,876	2,876
Prepaid expenses and other current assets	45,469	31,198

Total current assets	814,409	687,652
Property and equipment, net	649,222	577,182
Investments	33,526	33,694
Deferred income taxes	51,973	47,463
Goodwill, net	14,422	14,422
Intangible assets, net	2,459	2,621
Other noncurrent assets	17,504	13,661

Total assets	$1,583,515	$1,376,695

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$189,844	$128,303
Accrued payroll, bonus and employee benefits	75,626	73,058
Accrued occupancy expenses	37,572	27,971
Current maturities of capital lease obligations	7,069	4,964
Other current liabilities	97,772	105,518

Total current liabilities	407,883	339,814
Capital lease obligations	206,879	165,738
Deferred rents and other noncurrent liabilities	28,615	31,988

Total liabilities	643,377	537,540

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 148,361 and 144,813 shares issued	15	14
Additional paid-in capital	770,735	705,265
Deferred compensation	(15,933)	(6,658)
Retained earnings	266,832	174,053
Accumulated other comprehensive income	1,967	1,458
Less: treasury stock, at cost, 3,120 and 1,406 shares	(83,478)	(34,977)

Total stockholders’ equity	940,138	839,155

Total liabilities and stockholders’ equity	$1,583,515	$1,376,695

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Net sales	$826,844	$732,677	$2,429,148	$2,153,083
Cost of sales	574,639	514,495	1,690,033	1,513,411

Gross profit	252,205	218,182	739,115	639,672
Operating, general and administrative expenses	188,921	166,054	566,199	492,812

Operating income	63,284	52,128	172,916	146,860
Interest income	1,253	1,116	3,121	2,146
Interest expense	(5,163)	(4,918)	(14,428)	(14,630)

Income before income tax expense	59,374	48,326	161,609	134,376
Income tax expense	23,489	18,727	55,802	52,071

Net income	35,885	29,599	105,807	82,305
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	904	1,660	509	3,795

Comprehensive income	$36,789	$31,259	$106,316	$86,100

Earnings per common share:
Basic	$0.25	$0.21	$0.74	$0.58

Diluted	$0.24	$0.20	$0.71	$0.56

Dividends declared per common share	$0.03	$0.02	$0.09	$0.02

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 31,	November 2,
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$105,807	$82,305
Depreciation and amortization	79,097	69,429
Loss on disposal of property and equipment	4,492	3,069
Capital assets received through vendor resolution	—	(1,288)
Tax benefit from exercise of stock options	22,100	14,667
Deferred income taxes	(4,509)	2,230
Changes in assets and liabilities:
Receivables, net	(3,593)	(4,842)
Merchandise inventories	(91,206)	(93,015)
Prepaid expenses and other current assets	(16,350)	(523)
Other noncurrent assets	(3,054)	(2,804)
Accounts payable	53,696	40,230
Accrued payroll, bonus and employee benefits	2,440	(8,994)
Accrued occupancy expenses	9,371	1,922
Other current liabilities	(9,628)	(18,793)
Deferred rents and other noncurrent liabilities	(3,408)	7,886

Net cash provided by operating activities	145,255	91,479

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(104,331)	(134,207)
Increase in equity investment	(773)	—
Proceeds from sales of property and equipment	441	280

Net cash used in investing activities	(104,663)	(133,927)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	30,538	29,219
Purchases of treasury stock	(48,501)	(12,375)
Payments on capital lease obligations	(4,216)	(6,617)
Increase in bank overdraft	7,605	12,477
Cash dividends paid to stockholders	(11,540)	—

Net cash (used in) provided by financing activities	(26,114)	22,704

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,194	157

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,672	(19,587)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	327,810	253,936

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$346,482	$234,349

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 – GENERAL:

     PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of October 31, 2004, the Company operated 702 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PETsMART also is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Full-service veterinary care is available in approximately 400 of the Company’s stores through the Company’s strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield.

     PETsMART’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 31, 2004 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended February 1, 2004, in the Company’s Form 10-K (File No. 0-21888), which was filed with the Securities and Exchange Commission on April 15, 2004.

NOTE 2 – INTANGIBLE ASSETS:

     Intangible assets consist primarily of trademarks that have an estimated useful life of 15 years. Changes in the carrying amount for the thirty-nine weeks ended October 31, 2004, were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, February 1, 2004	$4,885	$(2,264)	$2,621
Additions	104	(266)	(162)

Balance, October 31, 2004	$4,989	$(2,530)	$2,459

     Amortization expense for the intangible assets was $266,000 during the thirty-nine weeks ended October 31, 2004. The Company estimates amortization expense to be approximately $93,000 for the remainder of the fiscal year. For fiscal years 2005 through 2009, the Company estimates amortization expense to be approximately $371,000 each year.

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

PETsMART, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Opening balance	$14,645	$16,612	$14,762	$9,261
Charges	992	698	4,900	10,671
Payments	(5,738)	(1,640)	(9,763)	(4,262)

Ending balance	$9,899	$15,670	$9,899	$15,670

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities in the condensed consolidated balance sheets.

NOTE 4 – COMPREHENSIVE INCOME:

     Foreign currency translation adjustments were the only component of other comprehensive income. The income tax expense related to foreign currency translation adjustments was approximately $586,000 and $976,000 for the thirteen weeks ended October 31, 2004 and November 2, 2003, respectively. The income tax (benefit) expense related to the foreign currency translation adjustments was approximately $(541,000) and $2,230,000 for the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively.

NOTE 5 – EQUITY INCENTIVE PLANS:

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

     As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123) the Company applies the provisions of APB No. 25, and related interpretations, in recording compensation expense for grants of equity instruments to employees.

     The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options and purchases under the employee stock purchase plan (in thousands, except per share data).

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Net income, as reported	$35,885	$29,599	$105,807	$82,305
Less: Compensation expense determined by the fair value based method, net of related tax effects	(3,296)	(2,529)	(10,628)	(8,183)

Pro forma net income	$32,589	$27,070	$95,179	$74,122

Net income per share:
Basic:
Earnings per common share as reported	$0.25	$0.21	$0.74	$0.58

Pro forma earnings per common share	$0.23	$0.19	$0.66	$0.52

Diluted:
Earnings per common share as reported	$0.24	$0.20	$0.71	$0.56

Pro forma earnings per common share	$0.22	$0.18	$0.64	$0.50

PETsMART, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The Company used the Black-Scholes option pricing model to estimate the fair value of grants, with the following assumptions for the thirteen weeks ended October 31, 2004 and November 2, 2003, respectively: dividend yield of 0.38% and 0.08%, respectively; expected volatility of 60.6 percent and 63.3 percent, respectively; risk-free interest rates of 2.27 percent to 4.05 percent, and 1.30 percent to 4.31 percent, respectively; and expected lives of 1.87 years and 1.61 years, respectively. The weighted average fair value of options granted during the thirteen weeks ended October 31, 2004, and November 2, 2003, was $14.68 and $11.77, respectively.

Restricted Stock

     During the thirty-nine weeks ended October 31, 2004, the Company awarded certain associates and each member of the Board of Directors shares of restricted stock pursuant to the provisions of the 1997 Equity Incentive Plan and the 2003 Equity Incentive Plan. The Company awarded 611,786 shares, which will vest on the fourth year anniversary of the date of the award, provided the associate is continuously employed, or that member of the Board of Directors continues to provide service to the Company, through that anniversary. The Company recorded deferred compensation of approximately $1,074,000 and $14,831,000 in the thirteen weeks and thirty-nine weeks ended October 31, 2004, respectively, with an offsetting increase to additional paid-in capital. Deferred compensation is amortized ratably over the four-year term, and for the thirteen and thirty-nine weeks ended October 31, 2004, the Company recorded approximately $1,310,000 and $3,950,000, respectively, of compensation expense for restricted stock. For the thirteen and thirty-nine weeks ended November 2, 2003, the Company recorded approximately $533,000 and $1,576,000, respectively, of compensation expense for restricted stock. As of October 31, 2004, 1,081,814 unvested shares of restricted stock were outstanding.

NOTE 6 - EARNINGS PER SHARE:

     Earnings per common share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.

     A reconciliation of the basic and diluted earnings per common share calculations for the thirteen and thirty-nine weeks ended October 31, 2004 and November 2, 2003, is as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	October 31, 2004			November 2, 2003
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Earnings per common share calculation – basic	$35,885	144,231	$0.25	$29,599	142,571	$0.21
Effect of dilutive securities:
Options	—	5,549	(0.01)	—	5,933	(0.01)

Earnings per common share calculation – diluted	$35,885	149,780	$0.24	$29,599	148,504	$0.20

	Thirty-Nine Weeks Ended
	October 31, 2004			November 2, 2003
		Weighted	Per		Weighted	Per
	Net	Average	Share	Net	Average	Share
	Income	Shares	Amount	Income	Shares	Amount
Earnings per common share calculation – basic	$105,807	143,642	$0.74	$82,305	141,327	$0.58
Effect of dilutive securities:
Options	—	5,941	(0.03)	—	5,470	(0.02)

Earnings per common share calculation – diluted	$105,807	149,583	$0.71	$82,305	146,797	$0.56

     In the thirteen weeks ended October 31, 2004 and November 2, 2003, options to purchase approximately 176,000 and 106,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock. In the thirty-nine weeks ended October 31, 2004 and November 2, 2003, options to purchase approximately 194,000 and 454,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of the common stock.

PETsMART, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 7 – EQUITY:

     The Company’s policy on the purchase of its common stock is to make market purchases when the price is advantageous and as cash flow allows, to maintain appropriate liquidity. In March 2003, the Board of Directors extended the term of the program for the purchase of the Company’s common stock through March 2006 and increased the authorized amount of annual purchases to $35,000,000. During the first and second quarter of 2004, the Company purchased 1,248,077 shares of its common stock for approximately $35,000,000, or an average price of $28.04 per share, which completed the authorized annual purchase for 2004 under this program.

     In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal year 2005. This program replaces the March 2003 program, which would have expired March 2006. During the thirteen weeks ended October 31, 2004, the Company purchased 466,000 shares of its common stock for approximately $13,501,000, or an average price of $28.97 per share.

     During the thirty-nine weeks ended November 2, 2003, the Company purchased 505,500 shares of its common stock for approximately $12,375,000, or an average price of $24.48 per share.

NOTE 8 – SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the thirty-nine weeks ended October 31, 2004 and November 2, 2003 was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2004	2003
Interest paid	$14,014	$11,725
Income taxes paid, net of refunds	$64,384	$46,250
Assets acquired using capital lease obligations	$46,941	$10,701
Dividends declared but unpaid	$4,352	$2,860

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

     The Company adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the condensed consolidated statements of operations of $1,136,000 and $3,682,000 in the thirteen and thirty-nine weeks ended October 31, 2004, respectively, and $992,000 and $3,233,000 in the thirteen and thirty-nine weeks ended November 2, 2003, respectively.

NOTE 10 – CONTINGENCIES:

Litigation

     The Company is involved in the defense of various legal proceedings it does not believe are material to its business.

Guarantees

     As of October 31, 2004, the Company had letters of credit for guarantees of $33,650,000 for workers’ compensation and general liability insurance policies, $2,000,000 for capital lease agreements and $98,000 for utilities. The liabilities associated with the insurance policies, capital leases and utilities were recorded in the condensed consolidated balance sheet as of October 31, 2004.

PETsMART, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 11 - FINANCIAL INFORMATION BY BUSINESS SEGMENT:

     As of February 1, 2004, the Company had three operating segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and equine Internet operations and PETsMART.com, which included the Company’s pet catalog and pet Internet operations. As of October 31, 2004, the Company had two operating segments as a result of the integration of PETsMART Direct and PETsMART.com. The Company has evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the reorganized PETsMART Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

NOTE 12 – INCOME TAXES:

     During the second quarter of 2004, the Company completed an analysis of net operating loss carryovers related to its purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of $7,700,000 in the second quarter related to the additional net operating loss utilization.

NOTE 13 – INVESTMENTS:

     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside more than half the Company’s stores, operating under the registered tradename of Banfield. The Company’s investment consists of common and convertible preferred stock. During the second quarter of 2004, the Company purchased an additional $773,000 of MMIH capital stock from certain MMIH shareholders, and as of October 31, 2004, the Company owned approximately 16.4% of the voting stock and approximately 36.1% of the combined voting and non-voting stock of MMIH. The Company charges MMI licensing fees for the space used by the veterinary hospitals and recognizes this income as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in the condensed consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $9,589,000 and $7,786,000 during the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively. Licensing fees receivable from MMI totaled $4,029,000 and $4,371,000 at October 31, 2004 and February 1, 2004, respectively, and were included in receivables in the condensed consolidated balance sheets.

NOTE 14 – SUBSEQUENT EVENT:

     In November 2004, the Company completed a legal settlement resulting in an after tax gain of approximately $3,600,000. This gain will be recognized in the fourth fiscal quarter of 2004.

     Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to successfully open new stores or increase sales at our existing stores, our results of operations would be harmed;
•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older;
•	Our operating margins at new stores may be lower than those of existing stores;
•	A disruption, malfunction, or increased costs in the operation of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores, which could harm our sales and results of operations;
•	If our information systems fail to perform as designed, our business could be harmed;
•	A decline in consumers’ discretionary spending could reduce our sales and harm our business;
•	Our results may fluctuate as a result of seasonal changes associated with the pet food and pet supply retailing industry and the timing of expenses, new store openings and store closures;
•	The pet food and pet supply retailing industry is highly competitive, and continued competitive forces may reduce our sales and profitability;
•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business;
•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business;
•	Our international operations may result in additional market risks, which may harm our business;
•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue;
•	Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms;
•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business;
•	A determination by tax regulators that our provision for income and other taxes is not adequate may result in a material impact to our financial position;
•	Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales;
•	Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales;
•	Fluctuations in the stock market, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock; and
•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.

     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2003 fiscal year ended February 1, 2004, filed with the Securities and Exchange Commission on April 15, 2004, which is incorporated herein by reference.

Overview

     Based on our 2003 sales of $3.0 billion, we are North America’s leading provider of products, services and solutions for the lifetime needs of pets. As of October 31, 2004, we operated 702 retail stores, typically ranging in size from 19,000 to 27,000 square feet. During the third quarter of 2004, we opened 24 net new stores, which resulted in 59 net new stores for the thirty-nine weeks ended October 31, 2004. We anticipate opening approximately 24 net new stores for the remainder of the fiscal year resulting in about 83 net new stores in 2004.

     We complement our extensive product assortment with a wide selection of pet services, including grooming and pet training. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. We continue to invest in education for our approximately 31,000 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.

     Full-service veterinary care is available in approximately 400 of our stores through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield. We also continued to test the PETsMART PETsHOTELSM boarding and Doggie Day CampSM concept. As of October 31, 2004, we operated 14 PETsHOTELs within our retail stores and one stand-alone location. During the third quarter of 2004, we decided to roll PETsHOTEL out nationally beginning in 2005. In October 2004, we launched our test of the Doggie Day Camp concept in Pasadena, California, and we will continue to evaluate the results.

     We also reach customers through our direct marketing channels, including PETsMART.com, one of the Internet’s most popular pet e-commerce sites, an e-commerce site dedicated to equine products and two major branded catalogs.

Executive Summary

•	Diluted earnings per common share increased 20% to $0.24 on net income of $35.9 million for the thirteen weeks ended October 31, 2004 compared to diluted earnings per common share of $0.20 on net income of $29.6 million for the thirteen weeks ended November 2, 2003. The increase in earnings for the thirteen weeks ended October 31, 2004 is due to a combination of revenue gains and gross profit rate improvement, partially offset by an increase in operating, general and administrative expenses and income taxes.

•	Net sales increased 12.9% to $826.8 million for the thirteen weeks ended October 31, 2004 compared to $732.7 million for the thirteen weeks ended November 2, 2003 due to the addition of 68 net new stores during the last 12 months as well as a same store sales increase of 6.7% in the third quarter of 2004. Services sales also increased 23.5% over the same period in the prior year.

•	Gross margins increased 72 basis points for the thirteen weeks ended October 31, 2004 compared to the thirteen weeks ended November 2, 2003 as we improved buying procedures and saw results from our new price optimization software, which is protecting and enhancing gross margins even as we pursue our loyalty card program.

•	Operating, general and administrative expenses increased to 22.9% of net sales in the thirteen weeks ended October 31, 2004 compared to 22.7% of net sales in the thirteen weeks ended November 2, 2003 due primarily to higher repair and maintenance costs, which were partially offset by lower advertising costs as a percentage of sales.

•	During the thirteen weeks ended October 31, 2004, we purchased 466,000 shares of our common stock for approximately $13.5 million, or an average price of $28.97 per share, and we declared a cash dividend of $0.03 per share.

Critical Accounting Policies and Estimates

     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our reserve estimates for inventory shrinkage and valuation, store closures, insurance liabilities and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies affect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.

Inventory Valuation Reserves

     We have established reserves for estimated inventory shrinkage between physical inventories. Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our distribution centers and forward distribution centers perform cycle counts encompassing all inventory items every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

Reserve for Closed Stores

     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the condensed consolidated statement of operations. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

     As of October 31, 2004 and February 1, 2004, we had 20 and 19 stores included in our closed store reserve, of which 16 and 12 were under sublease agreements, respectively. We have assumed that as of October 31, 2004, three additional stores will have sublease income in future periods, which represents a $6.6 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.6 million. We closed nine stores during the thirty-nine weeks ended October 31, 2004, and seven stores during the thirty-nine weeks ended November 2, 2003, of which one store closed as scheduled due to lease expiration. As of October 31, 2004 and February 1, 2004, the total remaining discounted occupancy costs for closed stores was approximately $62.9 million and $61.6 million, respectively, which was reduced by expected sublease income of approximately $53.0 million and $46.9 million, respectively, for a net balance of approximately $9.9 million and $14.7 million, respectively, for closed store reserves.

Insurance Reserves

     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans and workers’ compensation insurance. Property insurance covers approximately $1.0 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. During the second quarter of 2004, we recognized $6.0 million in additional expense as a result of a recent actuarial report that indicated a higher reserve requirement. We believe the increase in the actuarial estimates was due to our insurance carrier being acquired resulting in an increase in the rate at which claims are paid as well as the settlement amounts. As of October 31, 2004 and February 1, 2004, we had approximately $37.0 million and $27.9 million, respectively, in reserves related to casualty, self-insured health plans and workers’ compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at October 31, 2004 and February 1, 2004, were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

     In the second quarter of 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of 2004, related to the additional net operating loss utilization.

     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We believe an adequate provision for taxes has been made for all years subject to audit.

Results of Operations

     The following table presents the percent of net sales of certain items included in our condensed consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2004	2003	2004	2003
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.5	70.2	69.6	70.3

Gross profit	30.5	29.8	30.4	29.7
Operating, general and administrative expenses	22.9	22.7	23.3	22.9

Operating income	7.7	7.1	7.1	6.8
Interest income	0.2	0.2	0.1	0.1
Interest expense	(0.6)	(0.7)	(0.6)	(0.7)

Income before income tax expense	7.2	6.6	6.7	6.2
Income tax expense	2.8	2.6	2.3	2.4

Net income	4.3%	4.0%	4.4%	3.8%

Thirteen Weeks Ended October 31, 2004, Compared with Thirteen Weeks Ended November 2, 2003

Net Sales

     Net sales increased $94.1 million, or 12.9%, to $826.8 million for the thirteen weeks ended October 31, 2004, compared to sales of $732.7 million for the thirteen weeks ended November 2, 2003. The sales increase was due to 68 additional net new stores since November 2, 2003 and a 6.7% increase in comparable store sales for the thirteen weeks ended October 31, 2004. Included in sales, services sales increased by 23.5%, or $11.0 million. The increase in services sales, which includes grooming, training and PETsHOTEL operations, was due to higher volume.

Gross Profit

     Gross profit increased as a percentage of net sales to 30.5% for the thirteen weeks ended October 31, 2004 from 29.8% for the thirteen weeks ended November 2, 2003. The increase is attributable to improved buying practices, and we saw the results from our new price optimization software, which is protecting and enhancing gross margins even as we pursue our loyalty card program. These increases were partially offset by higher freight costs as a result of increased fuel prices.

Operating, General and Administrative Expenses

     Operating, general and administrative expenses increased as a percentage of net sales to 22.9% for the thirteen weeks ended October 31, 2004 from 22.7% for the thirteen weeks ended November 2, 2003. The increase is due primarily to higher repair and maintenance costs in our stores, including hurricane related costs in our Florida stores. The increase was partially offset by a decrease in advertising expense as a percentage of sales.

Interest Expense

     Interest expense increased to $5.2 million for the thirteen weeks ended October 31, 2004 from $4.9 million for the thirteen weeks ended November 2, 2003 due to additional interest expense associated with increased store capital leases.

Income Tax Expense

     In the thirteen weeks ended October 31, 2004, the $23.5 million income tax expense represents an effective rate of 39.6%. This compares to a tax expense of $18.7 million and an effective rate of 38.8% for the thirteen weeks ended November 2, 2003. The increase in the effective tax rate is due to an increase in a tax reserve during the quarter associated with one of our deferred tax assets.

Thirty-Nine Weeks Ended October 31, 2004, Compared with Thirty-Nine Weeks Ended November 2, 2003

Net Sales

     Net sales increased $276.0 million, or 12.8%, to $2,429.1 million for the thirty-nine weeks ended October 31, 2004 from sales for the thirty-nine weeks ended November 2, 2003, of $2,153.1 million. Sales increased as a result of 68 additional net new stores since November 2, 2003 and a 6.9% increase in comparable store sales for the thirty-nine weeks ended October 31,

2004. Included in sales, services sales increased by 25.0%, or $35.6 million. The increase in services sales, which includes grooming, training and PETsHOTEL operations, was due to higher volume.

Gross Profit

     Gross profit increased as a percentage of net sales to 30.4% for the thirty-nine weeks ended October 31, 2004, from 29.7% for the thirty-nine weeks ended November 2, 2003. The increase is attributable to improved buying practices, and we saw the results from our new price optimization software, which is protecting and enhancing gross margins even as we pursue our loyalty card program. These increases were partially offset by higher freight costs as a result of increased fuel prices.

Operating, General and Administrative Expenses

     Operating, general and administrative expenses increased as a percentage of net sales to 23.3% for the thirty-nine weeks ended October 31, 2004, from 22.9% for the thirty-nine weeks ended November 2, 2003. The increase included expenses related to an increase in insurance reserves as a result of higher actuarial estimates on workers’ compensation and general liability claims. In addition, higher store repair and maintenance expenses, which included the retirement of assets and additional amortization related to store light replacements, and higher group health insurance costs contributed to the increase. The increases were partially offset by a decrease in advertising expense as a percentage of sales.

Interest Expense

     Interest expense decreased to $14.4 million for the thirty-nine weeks ended October 31, 2004, from $14.6 million for the thirty-nine weeks ended November 2, 2003. The decrease was primarily due to a reduction in fees associated with our line of credit offset by increased interest expense associated with store capital leases.

Income Tax Expense

     In the thirty-nine weeks ended October 31, 2004, the $55.8 million income tax expense represents an effective rate of 34.5%. This compares to a tax expense of $52.1 million and an effective rate of 38.8% for the thirty-nine weeks ended November 2, 2003. During the second quarter of 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on recently issued guidance from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of 2004. This was partially offset by an increase in a tax reserve associated with one of our deferred tax assets.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     Cash provided by operations increased $53.8 million to $145.3 million in the thirty-nine weeks ended October 31, 2004, compared with $91.5 million in the thirty-nine weeks ended November 2, 2003. The increase in cash provided by operations was due in part to a $23.5 million increase in net income. Net income increased to $105.8 million in the thirty-nine weeks ended October 31, 2004, compared with $82.3 million in the thirty-nine weeks ended November 2, 2003. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $399.4 million at October 31, 2004 compared to $309.1 million at February 1, 2004. Our inventory balances typically increase at the end of the third fiscal quarter in preparation for the holiday selling season. Prepaid expenses and the other current assets increased during the thirty-nine weeks ended October 31, 2004 as a result of higher prepaid taxes and prepaid advertising expenses.

     Cash used in investing activities for the thirty-nine weeks ended October 31, 2004 was $104.7 million compared to $133.9 million during the thirty-nine weeks ended November 2, 2003 primarily for the purchase of property and equipment.

     Our primary long-term capital requirements consist of opening new stores and expenditures associated with equipment and computer software in support of our system initiatives. In addition, we continually assess our store format to drive efficiencies in our stores, to grow our pet services business, and to delight our customers by providing a superior store environment, a superior shopping experience and superior service. During the thirty-nine weeks ended October 31, 2004, we incurred $104.3 million in capital expenditures, compared with $134.2 million for the same period in 2003. The decrease in spending was primarily due to the completion of store reformatting initiatives and the purchase of a corporate aircraft in 2003.

     Cash used in financing activities for the thirty-nine weeks ended October 31, 2004 was $26.1 million compared to cash provided by financing activities of $22.7 million during the thirty-nine weeks ended November 2, 2003. The increase in use was a result of our stock repurchase program, dividends paid and payments on capital lease obligations offset by proceeds from the exercise of stock options.

     In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150.0 million of our common stock through fiscal year 2005. This program replaces the March 2003 program that authorized annual purchases of up to $35.0 million of our common stock, and which would have expired March 2006. During the thirty-nine weeks ended October 31, 2004, we purchased 1,714,077 shares of our common stock for approximately $48.5 million, or an average price of $28.30 per share under the repurchase programs described above.

     On March 23, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share paid on May 21, 2004, to stockholders of record on April 30, 2004. On June 23, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share paid on August 20, 2004, to stockholders of record on July 30, 2004. On September 29, 2004, our Board of Directors declared a quarterly cash dividend of $0.03 per share payable on November 19, 2004, to stockholders of record on October 29, 2004. Cash dividends paid through October 31, 2004 totaled $11.5 million. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend.

Operating Capital and Capital Expenditure Requirements

     All our stores are leased facilities. We opened 68 new stores and closed nine stores in the thirty-nine weeks ended October 31, 2004. Each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. In the first year of operation, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four and 5% to 6% in year five. Based on our current plan for new stores and leasehold improvements related to an expansion of pet services, primarily grooming and PETsHOTEL, in existing stores, as well as our planned investment in the development of our information systems, we expect capital spending to be approximately $160.0 million in fiscal 2004 of which we spent $104.3 million through October 31, 2004. We anticipate opening approximately 24 net new stores during the remainder of fiscal 2004.

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

     Any future increases in net sales and net income will depend on the opening of additional stores and the improved performance of existing stores. In view of the increasing maturity of our store base (an average age of approximately six years as of October 31, 2004), as well as the planned opening of additional stores in existing markets, which may diminish sales of existing stores, we anticipate that comparable store sales increases may be lower in future periods. As a result of our expansion plans, we anticipate that the timing of new store openings, related preopening costs and the amount of revenue contributed by new and existing stores may cause our quarterly results of operations to fluctuate. In addition, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

Lease and Other Commitments

Operating and Capital Lease Commitments and Purchase Obligations

     The following table summarizes our contractual obligations, net of estimated sublease income, at October 31, 2004 and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands).

	Payments Due in Fiscal Year
	Remaining	2005 &	2007 &	2009 and
Contractual Obligation (1)	2004	2006	2008	Beyond	Total
Operating lease obligations	$48,571	$407,490	$400,547	$1,225,061	$2,081,669
Capital lease obligations (2)	7,105	54,902	56,200	291,830	410,037
Purchase obligations (3)	3,127	4,315	—	—	7,442

Total	$58,803	$466,707	$456,747	$1,516,891	$2,499,148

(1)	At October 31, 2004, we had no long-term debt.

(2)	Includes $196.1 million in interest.

(3)	Represents purchase obligation for advertising.

     The operating and capital lease commitment payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases at October 31, 2004 is as follows (in thousands):

Sublease
Income
2004	$1,183
2005	4,205
2006	4,212
2007	4,079
2008	4,034
Thereafter	15,529

$33,242

Letters of Credit

     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of October 31, 2004, $35.7 million was outstanding under our letters of credit.

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

     In the first quarter of 2003, we made the decision to purchase the two land parcels, and based on current appraisals, we recorded a $1.7 million loss in the condensed consolidated financial statements. This purchase transaction was completed in the second quarter of 2003. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. We immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, we recognized capital lease assets and related obligations of approximately $10.7 million upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions eliminated any arrangements between us and special purpose entities.

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 400 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief

Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During the second quarter of 2004, we purchased an additional $0.8 million of MMIH capital stock from certain MMIH stockholders, and as of October 31, 2004, we owned approximately 16.4% of the voting stock and approximately 36.1% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our condensed consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $9.6 million and $7.8 million during the thirty-nine weeks ended October 31, 2004 and November 2, 2003, respectively. Licensing fees receivable from MMI totaled $4.0 million and $4.4 million at October 31, 2004 and February 1, 2004, respectively and were included in receivables in the accompanying condensed consolidated balance sheets.

Credit Facility

     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility permits us to pay dividends, so long as we are not in default or the payment of dividends would not result in default. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of October 31, 2004, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance programs, capital lease agreements and utilities.

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

     We adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the condensed consolidated statements of operations of $1.1 million and $3.7 million in the thirteen and thirty-nine weeks ended October 31, 2004, respectively, and $1.0 million and $3.2 million in the thirteen and thirty-nine weeks ended November 2, 2003, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Interest Rate Risk

     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during 2003 or in the thirty-nine weeks ended October 31, 2004. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 25 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $62.0 million, or 2.6%, of our revenues for the thirty-nine weeks ended October 31, 2004 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within operating, general and administrative expenses in the condensed consolidated statements of operations. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses. We had net exchange gains approximating $1.7 million for the thirty-nine weeks ended October 31, 2004.

Item 4. Controls and Procedures

     Based on their evaluation as of October 31, 2004, our chief executive officer and chief financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q. There were no changes in our internal controls over financial reporting during the quarter ended October 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

     A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     We are involved in the defense of various legal proceedings we do not believe are material to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table shows for each period in the thirteen weeks ended October 31, 2004 purchases of our common stock and the available funds to purchase additional common stock during fiscal 2004:

			Total Number of	Approximate Dollar
			Shares	Value that May Yet
	Total Number of		Purchased as Part of	Be Purchased
	Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs (1)
August 2, 2004 to August 29, 2004	—	$—	—	$—
August 30, 2004 to October 3, 2004	—	$—	—	$—
October 4, 2004 to October 31, 2004	466,000	$28.97	466,000	$136,499,303

Third Quarter Total	466,000	$28.97 (2)	466,000	$136,499,303

(1) In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150.0 million of our common stock through fiscal year 2005. This program replaces the March 2003 program. During the thirty-nine weeks ended October 31, 2004, we purchased 1,714,077 shares of our common stock for approximately $48.5 million, or an average price of $28.30 per share, under the March 2003 program and the September 2004 program.

(2) Represents weighted average purchase price during the thirteen weeks ended October 31, 2004.

     Our credit facility permits the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the facility.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the third quarter of 2004 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. There were no non-audit services approved by the Audit Committee in the third quarter of 2004.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.18	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan.

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 7, 2004	PETsMART, Inc.,

/s/ Timothy E. Kullman

Timothy E. Kullman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2004	/s/ Mark D. Mumford

Mark D. Mumford
Vice President and
Chief Accounting Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit 10.18	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan.

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 *	Certification of Chief Executive Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 *	Certification of Chief Financial Officer Pursuant to 18 U.S.C Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.