Form 10-K
period 2005-01-30
PETSMART INC
filed 2005-04-12
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended January 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-21888

PETsMART, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S.Employer Identification No.)
19601 N. 27th Avenue
Phoenix, Arizona 85027

(Address of principal executive offices, including Zip Code)
Registrant’s telephone number, including area code:
(623) 580-6100
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑          No ☐
      The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s Common Stock on August 1, 2004, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market was approximately $4,437,934,000. This calculation excludes approximately 1,912,000 shares held by directors and executive officers of the Registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of December 31, 2004 that have represented to the Registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
      The number of shares of the Registrants Common Stock outstanding as of March 28, 2005 was 143,698,839.
DOCUMENTS INCORPORATED BY REFERENCE
      Proxy Statement for the Annual Meeting of Stockholders to be held on June 23, 2005, to be filed by May 9, 2005.

PART I
      This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Business Risks” contained in Part I of this Annual Report that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.
      Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Our expectations are as of the date this Annual Report on Form 10-K is filed, and we do not intend to update any of the forward-looking statements after the date this Annual Report on Form 10-K is filed to conform these statements to actual results, unless required by law.
      Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years. The 2004, 2003 and 2002 fiscal years were 52-week years.

Item 1.	Business
General
      PETsMART was incorporated in Delaware on August 11, 1986, and we opened our first two stores in March 1987. In fiscal 2004, we generated sales of $3.4 billion, making PETsMART the leading provider of products, services and solutions for the lifetime needs of pets in North America. We opened 83 net new stores in fiscal 2004 and, as of January 30, 2005, operated 726 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet. Our stores carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
      We complement our extensive product assortment with a selection of value-added pet services, including grooming, pet training, boarding and day camp. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high-quality grooming services. Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, we make full-service veterinary care available in approximately 430 of our stores.
      We also reach customers through our direct marketing channels, including PETsMART.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and two major branded catalogs.
      We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of Total Lifetime Caresm for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and our systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service. We have improved our distribution capabilities, implemented new management information systems, focused on developing our pet services business and worked to develop a culture of customer service. In fiscal 2003, we completed the reformatting of our stores to create a specialty store environment by organizing the store by pet species, placing a greater emphasis on pet services and eliminating most of the high steel shelving, resulting in a brighter and more open store. Our store format, combined with our enhanced distribution and information systems capabilities, has reduced inventories, made the store easier to shop and allowed our associates to spend more time serving customers. We believe these strategic initiatives will continue to drive enhanced comparable store sales growth, profitability and return on investment.
The Pet Food and Pet Supply Industry
      The pet product industry serves a large and growing market. The American Pet Products Manufacturers Association or APPMA, estimated the 2004 market at approximately $34.4 billion, an increase of over 100% since 1994. Based on the 2005/2006 APPMA National Pet Owners Survey, more than 69 million households in the United States own a pet. This translates to approximately 91 million cats and 74 million dogs. The APPMA also estimates 63% of United States’ households own a pet and 45% of those households own more than one type of pet.
      The pet product industry can be divided into the following categories: food, supplies/medicines, veterinary care, pet services (such as grooming or boarding) and purchases of pets. The APPMA estimates dog food, cat food and treats are the largest volume categories of pet-related products and in 2004 approximated $14.2 billion, or more than 40% of the market. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and mass merchandisers due to manufacturers restrictions, but are sold primarily through superstores, specialty pet stores, veterinarians and farm and feed stores.
      Pet supplies and medicine sales account for approximately 24%, or $8.1 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services and purchases of pets represent approximately 23%, 7% and 5%, respectively, of the market.
Competition
      Based on total sales, we are the largest specialty retailer of pet food, supplies and services in North America. The pet food and pet supply retail industry is highly competitive and can be categorized into five different segments:

•	Supermarkets, warehouse clubs and other mass and retail merchandisers;

•	Specialty pet supply chains and pet supply stores;

•	Independent pet stores;

•	Catalog retailers; and

•	Internet retailers.
      We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price and availability of pet services. Many of the products we offer are not currently available in supermarkets, warehouse clubs or other mass and retail merchandisers. We believe we compete effectively within our various markets; however, some of our mass and retail merchandise competitors are larger in terms of overall sales volume and have access to greater capital.
      We are currently the only major specialty pet retailer that markets to customers through stores, catalogs and the internet, and we believe this gives us a competitive advantage. In addition, we believe our pet services business, which supermarkets, warehouse clubs and other mass and retail merchandisers cannot easily duplicate, is a competitive advantage.
Our Strategy
      Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:
      Add stores in existing multi-store, new multi-store and new single-store markets. Our expansion strategy includes increasing our share in the top 60 existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in distribution, procurement, marketing and store operations. During 2004, we opened 83 net new stores, and in 2005, we expect to open approximately 100 net new stores primarily in multi-store markets. Approximately 35% of those store openings are planned in markets in the Northeast and California where we are significantly under-represented. We believe there is a potential for at least 1,400 PETsMART stores in North America.
      Provide the right store format to meet the needs of our customers. We completed the conversion of our store base to our new specialty store format in fiscal 2003. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our shareholders. In fiscal 2004, we completed the roll out of an upgraded sign package to better serve the needs of our customers.
      Expand our pet services business. Based on sales, we are the leading provider of pet services, which includes professional grooming, pet training, boarding and day camp. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins. Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, we make full-service veterinary care available in approximately 430 of our stores.
      Pet services revenue, which includes grooming, pet training, PETsHOTEL and Doggie Day Camp, grew by 24%, 25% and 29% in 2004, 2003 and 2002, respectively. We are confident in our ability to continue to expand the pet services portion of our business.
      Offer superior customer service. Our emphasis on the customer is an on going cultural shift designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed curriculum and role-playing techniques, we educate store associates to identify customer needs and provide solutions. We measure their success in every store, and a portion of the annual incentive program for managers, from the store level to the executive team, is linked to key customer service metrics. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position.
      Differentiate ourselves through effective brand management. We are focused on developing and strengthening our brand identity. We are creating tools to effectively communicate our unique value proposition and vision of providing Total Lifetime Care for pets, and to build enduring relationships with our customers. We continue to roll out our customer loyalty program, the PetPerks® savings card. As of January 30, 2005, PetPerks was available in over 315 stores and 22 markets, and by the third quarter of fiscal 2005, we intend to make the PetPerks card available in every PETsMART store capturing 70% to 80% of transactions and 75% to 85% of sales. We will continue using a centralized customer database that allows us to track and analyze customer shopping patterns. We intend to use this information to customize direct marketing and promotional materials and to more effectively communicate with customers across all channels.
Our Stores
      Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity for fiscal 2004, 2003 and 2002 is as follows:

	2004	2003	2002

Store count at beginning of fiscal year	643	583	560
New and relocated stores opened	92	67	27
Closed stores	(9)	(7)	(4)

Store count at end of fiscal year	726	643	583

      In its first full year, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 7% to 8% in year four and 5% to 6% in year five. We believe there is a potential for a total of at least 1,400 PETsMART stores in North America. We expect to open approximately 100 net new stores in fiscal 2005.
Distribution
      We currently employ a hybrid distribution system including full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle products that require rapid replenishment. Our improved distribution network, combined with improved and integrated information systems, drives reduced store inventory, more efficient use of store labor, improved in-stock positions and better distribution center productivity. Our suppliers generally ship our merchandise to one of our distribution centers or forward distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third party vendors, and we do not own any trailers. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type

Brockport, New York	392,000	February 1990	Catalog, internet, store and equine distribution center
Phoenix, Arizona	447,000	May 1996	Distribution center
Ennis, Texas	230,000	November 1999	Forward distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Phoenix, Arizona	178,000	September 2001	Forward distribution center
Reno, Nevada	199,000	June 2002	Forward distribution center
      In September 2004, we entered into an agreement to lease approximately 1.0 million square feet in Ottawa, Illinois to be used as a distribution center. We anticipate opening this distribution center in the Fall of 2005.
Information Systems
      During fiscal 2004, we began deployment of an enhanced solution for the telephony needs in our new stores and certain existing stores. The new technology employs automatic call distribution features and wireless handsets that allow customer calls to be routed more efficiently to the proper area of the store. We believe this will enhance the customer experience in our stores.
      During fiscal 2004, we initiated a multi-year project to roll out pricing label and inventory control systems at our stores that will provide us with real time capabilities for inventory updates and better price control. This project will be completed in fiscal 2005.
      In addition, we implemented a voice recognition and new technology radio frequency solution for picking product in all but one of our distribution centers. The implementation of the remaining distribution center will occur in fiscal 2005. We believe this solution will contribute to increased speed and accuracy of this function and improve the capacity of our supply chain.
      Also during fiscal 2004, we completed the implementation of price optimization software to manage base prices and PetPerks prices. In addition, we completed the implementation of a new system to support our internet business, which we believe provides a solid foundation for future growth.

Merchandise
      Merchandise, which represented approximately 93% of our revenues in 2004 and 94% of our revenues in 2003 and 2002, generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or mass merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats and litter comprised approximately 39%, 39% and 42% of our revenues in 2004, 2003 and 2002, respectively.

•	Pet Supplies and Other Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers, pet houses and equestrian supplies. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, filters and birdcages. In certain stores, we have an equine department that serves trade areas with high rates of horse ownership. The sale of pet supplies and other non-pet supply goods comprised approximately 51%, 51% and 49% of our revenues in 2004, 2003 and 2002, respectively.

•	Pets. Our stores feature fresh-water tropical fish and domestically bred birds, reptiles and small pets. Pets comprised approximately 3% of our revenues in 2004, 2003 and 2002.
Pet Services
      Pet services, which include grooming, pet training, PETsHOTEL and Doggie Day Camp, represented approximately 7%, 6% and 6% of our revenues in 2004, 2003 and 2002, respectively. We offer full-service grooming and pet training services in virtually all our stores. We typically allocate an average of 779 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and toothbrushing. Our pet stylists are trained through a 15-week program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses.
      PETsHOTEL provides boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. During the third quarter of 2004, we decided to begin a national rollout of PETsHOTEL at selected locations in 2005. As of January 30, 2005, we operated 16 PETsHOTELs within our retail stores and one stand-alone location. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PETsHOTEL locations, at a retail store in Pasadena, California. We will continue to evaluate the results in fiscal 2005.
      Total revenues from pet grooming, pet training, boarding and day camp services grew approximately 24% from $193.5 million in 2003 to $240.7 million in 2004.
Veterinary Services
      The availability of comprehensive veterinary care in our stores further differentiates us and reflects our overall commitment to pet care. Full-service veterinary hospitals in approximately 430 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and routine and complex surgical procedures. Substantially all these hospitals are operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operating under the registered trade name of Banfield, The Pet Hospital. See Note 4 of the Notes to the Consolidated Financial Statements for a discussion of our ownership interest in MMI Holdings.

PETsMART Charities and Adoptions
      Through PETsMART Charities, Inc., an independent 501(c)(3) organization, we support the activities of animal welfare organizations in North America. PETsMART Charities creates and supports programs that intend to help find a lifelong loving home for every pet, by:

•	Raising awareness of companion animal welfare issues;

•	Funding programs to further individual animal welfare organizations’ missions; and

•	Facilitating adoptions through in-store programs, kiosks and pet transport programs.
      Since 1994, PETsMART Charities has raised and donated more than $35 million to animal welfare programs and, through our in-store adoption programs, has saved the lives of more than 2 million pets.
Government Regulation
      We are subject to various federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; environmental regulations with respect to generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; the handling, security, protection and use of customer information; and the licensing and certification of services.
      While we seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate, there can be no assurances that, given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third party claims as a result of violations of, or liabilities under, these laws and regulations.
Intellectual Property
      We have several service marks and trademarks registered with the United States Patent and Trademark Office (or USPTO), including PETsMART®, PETsMART.com®, PETsMART PETsHOTEL®, Where Pets Are Family® and All You Need For The Life Of Your Pet®, as well as many others. We also own several service mark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered service marks, trademarks and pending applications in other countries, including Canada, as well as several trade names, domain names and copyrights for use in our business. We regard our intellectual property as having significant value and as an important component in our merchandising and marketing strategies.
Employees
      As of January 30, 2005, we employed approximately 30,300 associates, approximately 15,100 of whom were employed full time. We are not subject to any collective bargaining agreements and have not experienced any work stoppages. We consider our relationship with our associates to be good. Increases in the federal minimum wage in recent years have not had a material effect on our business.
Financial Information by Business Segment and Geographic Data
      As of February 2, 2004, we had three operating segments; PETsMART North America, which included all retail stores; PETsMART Direct, which included our equine catalog and equine Internet operations; and PETsMART.com, which included our pet catalog and pet Internet operations. As of January 30, 2005, we had two operating segments as a result of the integration of PETsMART Direct and PETsMART.com during the first quarter of fiscal 2004. We evaluated our segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the reorganized

PETsMART Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.
      Net sales in the United States were approximately $3,275.8 million, $2,917.3 million and $2,632.5 million for 2004, 2003 and 2002, respectively. Net sales, denominated in US dollars, in Canada were approximately $87.7 million, $75.7 million and $62.7 million for 2004, 2003 and 2002, respectively.
Available Information
      We make available, free of charge through our internet web-site (www.petsmart.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.
      All PETsMART associates must act ethically at all times and in accordance with the policies which comprise PETsMART’s Code of Business Ethics and Policies. We require full compliance with this policy, and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and such other individuals performing similar positions, have signed a certificate acknowledging that they have read, understand and will continue to comply with the policy. The policy is published and any amendments or waivers thereto will be published in the Corporate Governance section of the PETsMART website located at www.petm.com.
Business Risks
      In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces and government regulatory actions. You should carefully consider the risks and uncertainties described below in connection with those also discussed in Our Stores, Distribution, Information Systems, Competition and Government Regulation sections of this Annual Report on Form  10-K. Our actual results could differ materially from projected results due to some or all of the factors discussed below.

If we are unable to increase sales at our existing stores or successfully open new stores, our results of operations could be harmed.
      Our continued revenue growth depends to a degree on our ability to increase sales at our stores. There can be no assurance that our stores will meet forecasted levels of sales and profitability.
      In addition, we expect to open approximately 100 net new stores in 2005. Our ability to open additional stores is dependent on various factors including:

•	Identifying store sites that offer attractive returns on our investment;

•	Competition for those sites;

•	Successfully negotiating with landlords and obtaining any necessary governmental, regulatory or private approval;

•	Timely construction of stores; and

•	Our ability to attract and retain qualified store personnel.
      To the extent we are unable to accomplish any of the above, our ability to open new stores may be harmed. In addition, there can be no assurance that we will be able to operate our new stores profitably.

New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.
      We currently operate stores in most of the major market areas of the United States and Canada. Our plans for 2005 include opening 100 net new stores, primarily in existing multi-store markets. Approximately 35% of those store openings are planned in markets in the Northeast and California where we are significantly under-represented. It has been our experience that opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales. Our comparable store sales increases were 6.3% and 7.0% for fiscal years 2004 and 2003, respectively. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower or sales could decrease in future periods.
Our operating margins at new stores may be lower than those of existing stores.
      Preopening expenses and lower sales volumes associated with newly opened stores can impact operating margins. In addition, we expect certain operating costs, particularly those related to occupancy, to be higher in new stores than in the past in some newly entered geographic regions. As a result of our increasing number of net new stores and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.
A disruption, malfunction, or increased costs in the operation or expansion of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores or increase our expenses, which could harm our sales and results of operations.
      Our suppliers generally ship our merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise from our distribution centers to stores, could harm our sales and the results of our operations. We have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction to their business could harm our sales and results of operations. In such an event, there can be no assurance that we could contract with another third party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves. In addition, if we are unable to successfully expand our distribution centers, our sales or results of operations could be harmed.
If our information systems fail to perform as designed, our business could be harmed.
      The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our sales, warehousing, distribution, merchandise planning and replenishment functions and to maintain our in-stock positions. We possess offsite recovery capabilities for our information systems. The failure of our information systems to perform as designed could disrupt our business and harm our sales and profitability.
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
      Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income, weather, consumer confidence and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business.

Our results may fluctuate due to seasonal changes associated with the pet food and pet supply retailing industry and the timing of expenses, new store openings and store closures.
      Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses, such as advertising, could fluctuate from quarter-to-quarter within a fiscal year. Sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, as a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate.
The pet food and pet supply retail industry is highly competitive, and continued competitive forces may reduce our sales and profitability.
      The pet food and pet supply retail industry is highly competitive. We compete with supermarkets, warehouse clubs and mass and other retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, catalog retailers, internet retailers and pet stores. The industry has become increasingly competitive due to the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours, and due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and mass and other retail merchandisers. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if any of our major competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.
The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.
      We have no long-term supply commitments from our vendors. We buy from several hundred vendors worldwide and, together, our two largest vendors accounted for approximately 15.2% of our total sales for fiscal 2004. Sales of premium pet food for dogs and cats comprise a significant portion of our revenues. Currently, most major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs or through other mass merchandisers. If any premium pet food or pet supply vendors were to make their products available in supermarkets or through warehouse clubs and mass merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.
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
      Our success is largely dependent on the efforts and abilities of our senior executive group. The loss of the services of one or more of our key executives could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees, and our ability to operate our stores and expand these services depends on our ability to attract and retain these personnel. In addition, historically there has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, Banfield’s ability to provide veterinary services in our stores and increase the number of stores in which Banfield provides veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.
      We entered the Canadian market in 1996 and operated 25 stores in Canada as of January 30, 2005. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	The burden of complying with foreign laws, including tax laws; and

•	Political and economic instability and developments.
Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.
      We and MMI, the third party operator of Banfield, The Pet Hospital, are subject to laws governing the operation of veterinary hospitals. MMI Holdings, Inc., or MMIH, is the parent company of MMI. Statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, may impact our ability and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. We recorded $13.1 million and $10.5 million from MMI during 2004 and 2003, respectively, as a reduction of the retail stores’ occupancy costs. We record store occupancy costs as a component of cost of sales in our consolidated financial statements. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed, both directly and due to a decrease in customer traffic. There can be no assurance that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”
Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms.
      We anticipate that our existing capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. If, however, we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our current credit facility is secured by substantially all of our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.
A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.
      We are subject to various federal, state, provincial and local laws and regulations governing among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; environmental regulations with respect to the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; the handling, security, protection and use of customer information; and the licensing and certification of services.
      While we seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate, there can be no assurances that, given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third party claims as a result of violations of, or liabilities under, the above referenced laws and regulations.
A determination by tax regulators on an issue may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial position.
      We operate in multiple tax jurisdictions and believe an adequate provision for income and other taxes has been made. If, however, a determination is made by tax regulators in these jurisdictions that a position that we have taken on an issue is inappropriate, this may result in a material impact to our financial position. The Internal Revenue Service is currently examining our tax returns for the 2002 tax year.

Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales.
      We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care in connection with the pet services we provide. In addition, we sell certain small pets including fish, birds, reptiles and small rodents in our stores. Given the large number of small pets we sell, deaths or injuries of these small pets sometimes occur while they are within our care. As a result, we may be subject to claims that we do not properly care for these small pets. We may also be subject to claims resulting from the transfer of diseases from pets in our stores to other animals, associates and customers. In addition, from time to time, we have been subject to product liability claims for some of the products we sell. Any negative publicity or claims relating to any of the foregoing could harm our reputation and business, as well as expose us to litigation expenses and damages.
Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales.
      There is generally a significant amount of legislation pending at the federal, state, provincial and local levels regarding the handling of pets. This legislation may impair our ability to transport the small pets we sell in our stores. The small pets we sell in our stores are susceptible to diseases that can quickly decrease or destroy the supply of these pets. In addition, our supply of products may be negatively impacted by weather, disease, contamination or trade barriers. Any disruption in the supply of products to our stores, due to legislation, weather, disease or any other factor, could harm our reputation and decrease our sales.

Fluctuations in the stock market, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock.
      Over the last several years, the market price of our common stock has been subject to significant fluctuations. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	Announcements by analysts regarding their assessment of PETsMART and our prospects;

•	Announcements of our financial results, particularly if they differ from investors’ expectations;

•	General economic changes, including increased fuel costs;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions and consolidations;

•	The prospects of our industry; and

•	Hostilities and acts of terrorism.
      In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock.

We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
      Our restated certificate of incorporation and bylaws include provisions that may delay, defer or prevent a change in management or control that our stockholders may not believe is in their best interests. These provisions include:

•	A classified board of directors consisting of three classes;

•	The ability of our board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock in one or more series with rights, obligations and preferences determined by the board of directors;

•	No right of stockholders to call special meetings of stockholders;

•	No right of stockholders to act by written consent;

•	Certain advance notice procedures for nominating candidates for election to the board of directors; and

•	No right to cumulative voting.
      In addition, our restated certificate of incorporation requires a 66 2/3% vote of stockholders to:

•	alter or amend our bylaws;

•	remove a director without cause; or

•	alter, amend or repeal certain provisions of our restated certificate of incorporation.
      In August 1997, our Board of Directors adopted a Stockholder Rights Plan, commonly referred to as a poison pill, under which one preferred share purchase right was distributed on August 29, 1997, for each share of common stock held on that date. We are also subject to the anti-takeover provisions of Section 203 of the

Delaware General Corporation Law, and the application of Section 203 could have the effect of delaying or preventing an acquisition of PETsMART.
Management
      Our executive officers and their ages and positions on April 1, 2005, are as follows:

Name	Age	Position

Philip L. Francis	58	Chairman and Chief Executive Officer
Robert F. Moran	54	President and Chief Operating Officer
Timothy E. Kullman	49	Senior Vice President, Chief Financial Officer
Scott A. Crozier	54	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Barbara A. Fitzgerald	53	Senior Vice President, Store Operations
Gerard J. Geant	58	Senior Vice President, Real Estate and Construction
Kenneth T. Hall	37	Senior Vice President, Chief Marketing Officer
David K. Lenhardt	35	Senior Vice President, Services, Strategic Planning and Business Development
Francesca M. Spinelli	51	Senior Vice President, People
Anthony N. Truesdale	42	Senior Vice President, Merchandising and Supply Chain Management
Mark D. Mumford	43	Vice President, Chief Accounting Officer
      Philip L. Francis has been a director of PETsMART since 1989, and Chief Executive Officer since March 1998. In September 1999, he was also named Chairman of the Board, and from 1998 to 2001, he was President. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer and President. Prior to that, he held several senior management positions for Roundy’s Inc., Cardinal Health and the Jewel Companies.
      Robert F. Moran was appointed President and Chief Operating Officer in December 2001. He joined PETsMART as President of North American Stores in July 1999. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.
      Timothy E. Kullman joined PETsMART as Senior Vice President and Chief Financial Officer in July 2002. In addition, Mr. Kullman currently oversees our information systems group. From 2001 to 2002, Mr. Kullman was the Executive Vice President and Chief Financial Officer for Hagemeyer North America Holdings, Inc., part of a global distribution company based in the Netherlands. From 1997 to 2001, Mr. Kullman served as Senior Vice President and Chief Financial Officer of Genuardi’s Family Markets, Inc., a regional grocery retailer. From 1994 to 1997, Mr. Kullman served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary for Delchamps, Inc., a grocery retailer in the southeastern United States. Prior to that, he held various positions with Farm Fresh, Inc., Blue Cross Blue Shield of Michigan, and Deloitte Haskins & Sells, the predecessor to Deloitte & Touche LLP.
      Scott A. Crozier joined PETsMART as Senior Vice President and General Counsel in June 1999, and was appointed Secretary in June 2000 and Chief Compliance Officer in March 2005. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation

Commission and during that time, was also appointed as Special Assistant Attorney General with the Arizona Attorney General’s Office.
      Barbara A. Fitzgerald joined PETsMART as Senior Vice President of Store Operations in September 2000. Prior to joining PETsMART, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys ‘R’ Us, Inc., including, Vice President, General Manager of New York/ New Jersey and Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores.
      Gerard J. “Rod” Geant was appointed Senior Vice President of Real Estate and Construction in March 2005. He joined PETsMART in May 2004 as Vice President of Real Estate and Construction. From 1993 to 2003, he owned a business that specialized in real estate for retailers. From 2003 to 2004, Mr. Geant was Vice President of Transaction Management for CB Richard Ellis. From 1982 to 1993, he held various senior real estate management positions with Hannaford Bros. Co. (now a division of Del Haze), including Senior Vice President, Corporate Development.
      Kenneth T. Hall was appointed Senior Vice President and Chief Marketing Officer in January 2003. He joined PETsMART as Vice President, Strategic Planning and Customer Relationships in October 2000. From 1999 to 2000, Mr. Hall worked as a consultant for Bain & Company, Inc., a global management consulting firm. Prior to this, Mr. Hall held various operational and financial positions at EXXON Company, U.S.A.
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
      Francesca M. Spinelli, joined PETsMART as Senior Vice President, People, in September 2003. From 1998 to 2003, she was with Radio Shack Corporation, where she served as Senior Vice President of People. Previously, Ms. Spinelli was with Wal-Mart Stores, Inc., where she held the positions of Corporate Vice President, Organizational Development and Vice President, Human Resources — McLane Company, Inc., a former division of Wal-Mart. Prior to 1993, Ms. Spinelli held human resources positions with Dillaashwa, Hawthorn and Company, P.C., and APS, Inc. In addition, Ms. Spinelli serves on the board of directors of Advance Auto Parts, Inc.
      Anthony N. Truesdale was appointed Senior Vice President of Merchandising and Supply Chain Management in September 2004. Mr. Truesdale joined PETsMART as Vice President of Hardgoods Merchandising in January 1999. He took on the import business for PETsMART in August 1999, and in October 1999, he was promoted to Senior Vice President of Merchandising for Hardgoods and Specialty. In April 2000, he was promoted to Senior Vice President Merchandising and Logistics and was appointed Senior Vice President of Merchandising in June 2000. From 1997 to 1999, he served as Senior Manager in Produce for J. Sainsbury, plc., in the United Kingdom. Prior to that, Mr. Truesdale spent 18 years in various operating and merchandising functions at Shaws Supermarkets, Inc., a subsidiary of J. Sainsbury plc., in New England.
      Mark D. Mumford was appointed Vice President, Chief Accounting Officer in March 2003. He joined PETsMART in August 2001 as Vice President of Finance and from March 2003 to May 2004, he served as PETsMART’s Controller. From 2000 to 2001, he was a Director in the Financial Advisory Services group at Price Waterhouse LLP, the predecessor of PricewaterhouseCoopers LLP. From 1990 to 2000, Mr. Mumford held various positions at MicroAge, Inc., including Senior Vice President of Operations, Vice President of Finance, Controller, and Chief Financial Officer and Chief Information Officer of Pinacor, Inc., a wholly owned subsidiary of MicroAge, Inc. In April 2000, MicroAge, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. He started his career in public accounting with Deloitte & Touche LLP.

Item 2.	Properties
      Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state at January 30, 2005:

Number of
United States:	Stores

Alabama	8
Arizona	31
Arkansas	4
California	83
Colorado	28
Connecticut	4
Delaware	2
Florida	45
Georgia	29
Idaho	4
Illinois	32
Indiana	14
Iowa	4
Kansas	7
Kentucky	6
Louisiana	11
Maryland	22
Massachusetts	10
Michigan	17
Minnesota	13
Mississippi	4
Missouri	15
Montana	3
Nebraska	3
Nevada	12
New Hampshire	2
New Jersey	19
New Mexico	4
New York	21
North Carolina	25
Ohio	28
Oklahoma	8
Oregon	8
Pennsylvania	28
Rhode Island	1
South Carolina	11
Tennessee	10
Texas	66
Utah	10
Vermont	1
Virginia	23
Washington	18
West Virginia	1
Wisconsin	6

Total U.S. stores	701
Canada	25

Total North America stores	726

      We lease substantially all of our stores, retail distribution centers and corporate offices under non-cancellable leases. The terms of the store leases, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2022. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions.
      Our corporate offices cover approximately 219,000 square feet, and the leases expire beginning in 2009. Our distribution centers and respective lease expirations are as follows:

	Square
Location	Footage	Lease Expiration

Ennis, Texas	230,000	2013
Phoenix, Arizona	447,000	2021
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2007
Newnan, Georgia	200,000	2006
Phoenix, Arizona	178,000	2021
Reno, Nevada	199,000	2009 and 2012
      We also own and operate an internet fulfillment, catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.
      In September 2004, we entered into an agreement to lease approximately 1.0 million square feet in Ottawa, Illinois to be used as a distribution center. We anticipate opening this distribution center in the Fall of 2005.

Item 3.	Legal Proceedings
      We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders
      No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 30, 2005.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
      Price Range of Common Stock and Dividend Policy. Our common stock is traded on the NASDAQ National Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

			Dividends
	High	Low	Declared

Fiscal Year Ended January 30, 2005
First Quarter ended May 2, 2004	$29.20	$22.96	$0.03
Second Quarter ended August 1, 2004	$33.84	$25.55	$0.03
Third Quarter ended October 31, 2004	$31.98	$26.20	$0.03
Fourth Quarter ended January 30, 2005	$36.24	$29.85	$0.03
Fiscal Year Ended February 1, 2004
First Quarter ended May 4, 2003	$15.63	$9.90	$0.02
Second Quarter ended August 3, 2003	$20.50	$14.57	$—
Third Quarter ended November 2, 2003	$26.48	$18.01	$0.02
Fourth Quarter ended February 1, 2004	$28.80	$22.31	$—
      Dividends. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. In fiscal 2004, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 23, 2004	$0.03	April 30, 2004	May 21, 2004
June 23, 2004	$0.03	July 30, 2004	August 20, 2004
September 29, 2004	$0.03	October 29, 2004	November 19, 2004
December 14, 2004	$0.03	January 28, 2005	February 18, 2005
      Holders. On March 28, 2005, there were 4,694 holders of record of our common stock.
      Equity Compensation Plan Information. Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 23, 2005 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

      Stock Purchase Program. The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended January 30, 2005:

					Approximate Dollar
				Total Number of Shares	Value That May
	Total Number			Purchased as Part of	yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)

November 1, 2004 to November 28, 2004	4,000	$35.00		4,000	$136,359,303
November 29, 2004 to January 2, 2005	315,051	$34.56		315,051	$125,469,931
January 3, 2005 to January 30, 2005	647,650	$31.60		647,650	$105,001,638

Fourth Quarter Total	966,701	$32.58	(2)	966,701

(1)	In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150.0 million of our common stock through fiscal year 2005. This program replaces the March 2003 program. During fiscal 2004, we purchased 2,680,778 shares of our common stock for approximately $80.0 million, or an average price of $29.84 per share, under the March 2003 and September 2004 programs.

(2)	Represents weighted average purchase price during the thirteen weeks ended January 30, 2005.

Item 6.	Selected Financial Data
      The following selected financial data are derived from the consolidated financial statements of PETsMART, Inc. The data for periods prior to fiscal year 2004 has been restated to reflect corrections to lease accounting as described in Note 2: “Restatement of Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The data set forth below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto.

	As of and for the Fiscal Year Ended(1)(2)

	January 30,	February 1,	February 2,	February 3,	January 28,
	2005	2004(7)	2003(7)	2002(7)	2001(7)

	(In thousands, except per share amounts and operating data)
Statement of Operations Data:
Net sales	$3,363,452	$2,993,115	$2,695,184	$2,501,012	$2,224,222

Gross profit	1,035,200	897,951	783,015	666,412	517,675
Operating, general and administrative expenses	754,221	660,972	616,996	600,665	501,671

Operating income	280,979	236,979	166,019	65,747	16,004
Interest expense, net	(16,535)	(15,892)	(17,829)	(25,392)	(20,483)

Income before equity loss in PETsMART.com, income tax expense and minority interest	264,444	221,087	148,190	40,355	(4,479)
Equity loss in PETsMART.com	—	—	—	—	(33,109)
Net income (loss)(3)	$171,228	$135,402	$85,619	$36,662	$(36,453)

Earnings (Loss) Per Common Share Data:
Basic	$1.19	$0.96	$0.64	$0.33	$(0.33)
Diluted	$1.14	$0.92	$0.61	$0.32	$(0.33)
Dividends declared per common share	$0.12	$0.04	$—	$—	$—
Weighted average common and potentially dilutive common shares outstanding:
Basic	143,888	141,641	134,148	112,006	111,351
Diluted	149,652	147,255	141,682	114,067	111,351
Selected Operating Data:
Stores open at end of period	726	643	583	560	533
Square footage at end of period	16,967,480	15,314,577	14,105,873	13,644,908	13,159,283
Net sales per square foot(4)	$205	$197	$188	$175	$163
Net sales growth	12.4%	11.1%	7.8%	12.4%	5.4%
Increase in comparable store sales(5)	6.3%	7.0%	9.6%	6.5%	1.3%
Selected Balance Sheet Data:
Merchandise inventories	$337,281	$309,140	$257,090	$271,342	$322,462
Working capital	$471,887	$343,974	$271,558	$186,001	$184,091
Total assets	$1,655,454	$1,408,260	$1,188,309	$989,570	$823,453
Total debt(6)	$250,735	$170,395	$167,167	$341,718	$255,029
Total stockholders’ equity	$950,994	$797,646	$643,837	$291,680	$249,358
Current ratio	2.34	2.00	1.93	1.66	1.73
Long-term debt-to-equity	26%	21%	25%	113%	98%
Total debt-to-capital	21%	18%	21%	54%	51%

(1)	Certain items have been reclassified to conform to current year presentation.

(2)	Fiscal 2001 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Fiscal 2000 includes an allocation of losses for minority interest in PETsMART.com of $300,000. Fiscal 2001 includes an allocation of losses for minority interest in PETsMART.com of $2,296,000.

(4)	Net sales per square foot was calculated by dividing net sales, excluding catalog and Internet sales, by average square footage. Net sales per square foot may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. Management believes that this presentation provides useful information to investors regarding the results of operations of its stores.

(5)	Retail stores only, excludes catalog and Internet sales in all periods, and includes only stores open at least 52 weeks. Fiscal 2001 data has been adjusted to reflect 52 weeks of the 53-week fiscal year.

(6)	Includes capital lease obligations.

(7)	As restated, see Note 2 to the Notes to the Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Compensation, Distribution, Information Systems, Government Regulation and Business Risks included in Item 1 Part I of this Annual Report on Form  10-K.
      The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 2 to the Notes to the Consolidated Financial Statements.
Overview
      Based on our 2004 sales of $3.4 billion, we are the leading provider of products, services and solutions for the lifetime needs of pets in North America. As of January 30, 2005, we operated 726 retail stores in North America, typically ranging in size from 19,000 to 27,000 square feet. During fiscal 2004, we opened 83 net new stores, and we anticipate opening approximately 100 net new stores in fiscal 2005. Our stores carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories. We continue to invest in education for our approximately 30,300 associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.
      We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services.
      We make full-service veterinary care available in approximately 430 of our stores through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield. During the third quarter of 2004, we decided to begin a national roll out of PETsHOTEL in 2005. As of January 30, 2005, we operated 16 PETsHOTELs within our retail stores and one stand-alone location. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PETsHOTEL locations, at a retail store in Pasadena, California, and we will continue to evaluate the results.
      We also reach customers through our direct marketing channels, including PETsMART.com, one of the Internet’s most popular pet e-commerce sites, an e-commerce site dedicated to equine products and two major branded catalogs.

Executive Summary

•	Diluted earnings per common share increased 24% to $1.14, on net income of $171.2 million, for fiscal 2004 compared to diluted earnings per common share of $0.92 on net income of $135.4 million for fiscal 2003. The increase in earnings for 2004 is due to a combination of revenue gains and gross profit rate improvement, partially offset by an increase in operating, general and administrative expenses and income taxes.

•	Net sales increased 12.4% to $3.4 billion for 2004 compared to $3.0 billion for 2003 due to the addition of 83 net new stores and a comparable same store sales increase of 6.3% for the year. Services sales also increased 24.4% over the prior year amounts.

•	Gross margins increased 78 basis points for fiscal 2004 compared to fiscal 2003 as we improved buying procedures and saw results from our new price optimization software, which is protecting and enhancing gross margins even as we pursue our loyalty card program. Occupancy and inventory related costs were also lower as a percentage of revenue in fiscal 2004 compared to fiscal 2003.

•	Operating, general and administrative expenses increased to 22.4% of net sales in 2004 compared to 22.1% of net sales in 2003 due primarily to higher insurance and repair and maintenance costs, which were partially offset by lower advertising, bonus and closed store expenses as a percentage of sales.

•	During fiscal 2004, we purchased 2,680,778 shares of our common stock for approximately $80.0 million, or an average price of $29.84 per share, and we declared cash dividends totaling $0.12 per share.

•	We expect to open 100 net new stores and 12 new PETsHOTELs in fiscal 2005. We also anticipate same store sales growth of five to six percent for 2005.

•	Capital expenditures for 2004 were $143 million, and we anticipate spending between $220 million and $230 million for capital expenditures in fiscal 2005.
Critical Accounting Policies and Estimates
      The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, reserve for closed stores, insurance liabilities and reserves and income taxes. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.
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

Reserve for Closed Stores
      We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. The closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (“SFAS 146”). These costs are classified in operating, general and administrative expenses in the consolidated statement of operations. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.
      As of January 30, 2005 and February 1, 2004, we had 17 and 19 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. We have assumed that as of January 30, 2005, two additional stores will have sublease income in future periods, which represents a $2.4 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.4 million. We closed nine stores in fiscal 2004 and seven stores in fiscal 2003, of which one store in fiscal 2003 closed as scheduled due to its lease expiration. The closed store reserves are as follows (in thousands):

	January 30,	February 2,
	2005	2004

Total remaining gross occupancy costs	$46,772	$68,441
Less:
Expected sublease income	(35,215)	(46,900)
Interest costs	(2,416)	(6,779)

Closed store reserve	$9,141	$14,762

Insurance Liabilities and Reserves
      We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.0 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. During the second quarter of 2004, we recognized additional expense as a result of an actuarial report that indicated a higher reserve requirement. We believe the increase in the actuarial estimates was primarily due to our insurance carrier being acquired resulting in an increase in the rate at which claims are paid as well as the settlement amounts. As of January 30, 2005 and February 1, 2004, we had approximately $40.6 million and $27.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Income Taxes
      We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount management believes is more likely than not to be realized. Valuation allowances at January 30, 2005 and February 1, 2004 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
      We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. Our accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 30, 2005, we had an accrual for income tax contingencies of approximately $17.0 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.
      In the second quarter of 2004, we completed an analysis of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal year 2000, based on guidance issued from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of 2004 related to the additional net operating loss utilization.
      We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We believe an adequate provision for taxes has been made for all years subject to audit.
Results of Operations
      The following table presents the percent to net sales of certain items included in our consolidated statements of operations:

	Fiscal Year Ended

	Jan. 30,	Feb. 1,	Feb. 2,
	2005	2004	2003

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.2	70.0	70.9

Gross profit	30.8	30.0	29.1
Operating, general and administrative expenses	22.4	22.1	22.9

Operating income	8.4	7.9	6.2
Interest income	0.1	0.1	0.1
Interest expense	(0.6)	(0.6)	(0.8)

Income before income tax expense and minority interest	7.9	7.4	5.5
Income tax expense	2.8	2.9	2.3

Net income	5.1%	4.5%	3.2%

Fiscal 2004 Compared to Fiscal 2003

Net Sales
      Net sales increased $370.3 million, or 12.4%, to $3.4 billion for fiscal 2004, compared to sales of $3.0 billion for fiscal 2003. The sales increase was due to 83 additional net new stores since February 1, 2004 and a 6.3% increase in comparable store sales for 2004. Services sales, which is included in the net sales amount discussed above, increased by 24.4%, or $47.2 million, to $240.7 million.

Gross Profit
      Gross profit increased as a percentage of net sales to 30.8% for fiscal 2004, from 30.0% for fiscal 2003. The increase primarily reflected higher margins on product sales during fiscal 2004 compared with fiscal 2003 due to improved buying practices and the results from our price optimization software, which is protecting and enhancing gross margins even as we pursue our loyalty card program. We also experienced lower inventory shrinkage and other inventory related expenses as a percentage of sales in fiscal 2004 compared to fiscal 2003. In addition, occupancy costs recorded in cost of sales decreased as a percentage of sales in fiscal 2004 compared to fiscal 2003. These items were partially offset by higher freight costs as a result of increased fuel prices.

Operating, General and Administrative Expenses
      Operating, general and administrative expenses increased as a percentage of net sales to 22.4% for 2004, from 22.1% for 2003. The increase was primarily due to increases in workers’ compensation, general liability and medical insurance costs as well as higher repairs and maintenance costs in our stores in 2004 compared to 2003. The higher insurance costs were primarily due to increases in actuarial estimates for workers’ compensation and general liability claims. In addition, we recognized a $4.1 million expense in the second quarter of fiscal 2004 primarily for the retirement of assets and additional amortization related to store lighting replacements. The increases were offset by lower advertising, bonus and closed store expenses as a percentage of revenue in fiscal 2004 compared to fiscal 2003. We also recognized a $3.6 million gain from a legal settlement in the fourth quarter of 2004.

Interest Expense
      Interest expense increased to $21.3 million for 2004, from $19.3 million for fiscal 2003. The increase was primarily due to an increase in capital lease obligations in 2004.

Income Tax Expense
      For fiscal 2004, the $93.2 million income tax expense represents an effective rate of 35.2%. For 2003, the $85.7 million income tax expense represents an effective rate of 38.8%. The reduction in the effective tax rate from 2003 to 2004 is primarily due to an analysis, completed in the second quarter of 2004, of our net operating loss carryovers related to our purchase of PETsMART.com in fiscal 2000, based on guidance issued from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of 2004, related to the additional net operating loss utilization. In addition, we recognized a $3.6 million legal settlement in the fourth quarter of fiscal 2004, which will allow us to use a portion of our capital loss carryforwards. We reversed a previously established valuation allowance, and as a result, recorded a tax benefit of approximately $1.2 million.
Fiscal 2003 Compared to Fiscal 2002

Net Sales
      Net sales increased $297.9 million, or 11.1%, to $3.0 billion for 2003, from 2002 sales of $2.7 billion. The increase was the result of 60 additional net new stores and a 7.0% increase in comparable store sales. Included in store sales, services sales increased by 25.4%, or $39.2 million to $193.5 million. The increase in services revenue, which includes grooming, training and PETsHOTEL operations, was due primarily to higher volume. As of February 1, 2004, we operated 643 stores, compared with 583 stores as of February 2, 2003.

Gross Profit
      Gross profit increased as a percentage of net sales to 30.0% for 2003, from 29.1% for 2002. The increase primarily reflected lower product cost of goods sold and increased sales of higher margin products during 2003, compared with 2002. We also continued to leverage expenses in 2003 through lower inventory shrinkage and occupancy costs as a percentage of sales, compared with 2002.

Operating, General and Administrative Expenses
      Operating, general and administrative expenses decreased as a percentage of net sales to 22.1% for 2003, from 22.9% for 2002. In 2002, we recorded $11.4 million related to a litigation settlement and costs, which represented 0.4% of sales. In 2003, we leveraged payroll and benefits costs as well as decreased our bonus expenses compared to 2002. Reductions in equipment rent, and operating expenses in the direct marketing channels also drove the decrease. This reduction was partially offset by higher expenses associated with closed stores and the payment of a residual value guarantee on two land parcels. We closed seven stores in fiscal 2003, compared to four stores in fiscal 2002. The higher expense in 2003 was driven by a timing difference due to the application of SFAS 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The plan to close two of the four stores in 2002, and the related expense recognition, took place at the end of fiscal 2002. In 2002, we adopted SFAS 146, which requires us to record closed store expense in the period that the store is actually closed.

Interest Expense
      Interest expense decreased to $19.3 million for 2003, from $20.6 million for 2002. The decrease was primarily due to the retirement and conversion of our 6 3/4% Subordinated Convertible Notes in the first quarter of 2002. For 2003, interest expense also included lower capital lease interest due to the expiration of certain capital lease obligations.

Income Tax Expense
      For fiscal 2003, the $85.7 million income tax expense represents an effective rate of 38.8%. For 2002, the $62.6 million income tax expense represents an effective rate of 42.2%. The reduction in the effective tax rate from fiscal 2002 to fiscal 2003 is primarily due to certain non-deductible losses recognized in 2002 associated with the settlement of litigation.
Liquidity and Capital Resources

Cash Flow and Balance Sheet Data
      The following table represents our cash and cash equivalents and short-term investments (in thousands):

	January 30,	February 2,
	2005	2004

Cash and cash equivalents	$87,032	$92,535
Short-term investments	313,575	235,275

Total	$400,607	$327,810

      We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased $5.5 million to $87.0 million in 2004. Short-term investments increased $78.3 million to $313.6 million during the same period. In February 2005, we determined that investments in Auction Rate Securities, or ARS, should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process. We recorded investments in ARS as of January 30, 2005 as short-term investments and reclassified ARS as of February 1, 2004 that were previously included in cash and cash equivalents to short-term investments.
      Cash provided by operations increased $36.8 million to $282.6 million in 2004, compared with $245.8 million in 2003. Cash provided by operating activities was generated primarily by net income of $171.2 million and non-cash depreciation and amortization expenses of $112.6 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $337.3 million at January 30, 2005 compared to $309.1 million at February 1, 2004 primarily due to the 83 net new stores in fiscal 2004.
      Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PETsHOTEL construction costs and other expenditures to support our growth plans and initiatives. For 2004, we incurred $143.0 million in capital expenditures, compared with $171.9 million for 2003. The 2004 expenditures were primarily related to new stores, remodel projects and information systems projects. In addition, we purchased equipment during fiscal 2004 that was previously leased.
      Net cash used in financing activities for 2004 was $69.0 million, which is comprised primarily of $80.0 million for the purchase of treasury stock and $15.9 million for dividends, offset by $40.0 million in proceeds from the exercises of stock options and from our employee stock purchase plan. Net cash used in financing activities for 2003 was $0.2 million.

Common Stock Purchase Program
      In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150.0 million of our common stock through fiscal year 2005. This program replaces the March 2003 program. During fiscal 2004, we purchased 2,680,778 shares of our common stock for approximately $80.0 million, or an average price of $29.84 per share, under the March 2003 and September 2004 programs. At January 30, 2005, approximately $105.0 million remained available for purchase under these programs.

Common Stock Dividends
      We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. During 2004, we were not in default of our credit facility. In fiscal 2004, the following dividends were declared by the Board of Directors:

	Dividend Amount	Stockholders of
Date Declared	per Share	Record Date	Date Paid

March 23, 2004	$0.03	April 30, 2004	May 21, 2004
June 23, 2004	$0.03	July 30, 2004	August 20, 2004
September 29, 2004	$0.03	October 29, 2004	November 19, 2004
December 14, 2004	$0.03	January 28, 2005	February 18, 2005
      On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 20, 2005 to stockholders of record on April 29, 2005.

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

Operating Capital and Capital Expenditure Requirements
      Substantially all our stores are leased facilities. We opened 83 net new stores in fiscal 2004. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect capital spending to be approximately $220 million to $230 million for 2005, based on our current plan to open 100 net new stores and twelve new PETsHOTELs, to fixture and equip a new warehouse in Illinois, to continue our investment in the development of our information systems and to add to our services capacity with the expansion of certain grooming salons.
      We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs, planned capital expenditures and debt service obligations. Our ability to fund our operations, make planned capital expenditures, scheduled debt payments and refinance indebtedness depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

Lease and Other Commitments

Operating and Capital Lease Commitments and Purchase Obligations
      The following table summarizes our contractual obligations, net of estimated sublease income, and including obligations for executed agreements for which we do not yet have the right to control the use of the property at January 30, 2005, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due in Fiscal Year

		2006 &	2008 &	2010 and
Contractual Obligation(1)	2005	2007	2009	Beyond	Total

Operating lease obligations	$204,303	$424,523	$402,940	$1,100,178	$2,131,944
Capital lease obligations(2)	31,394	69,938	70,641	333,573	505,546
Purchase obligations(3)	7,366	—	—	—	7,366

Total	$243,063	$494,461	$473,581	$1,433,751	$2,644,856

(1)	At January 30, 2005, we had no long-term debt other than capital lease obligations.

(2)	Includes $229.4 million in interest.

(3)	Represents purchase obligation for advertising.

      The operating and capital lease commitment payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases at January 30, 2005 is as follows (in thousands):

Sublease
Income

2005	4,567
2006	4,588
2007	4,448
2008	4,342
2009	3,538
Thereafter	19,918

$41,401

Letters of Credit
      We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of January 30, 2005, $35.8 million was outstanding under our letters of credit.

Related Party Transactions
      We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 430 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During the second quarter of 2004, we purchased an additional $0.8 million of MMIH capital stock from certain MMIH stockholders, and as of January 30, 2005, we owned approximately 16.5% of the voting stock and approximately 36.1% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $13.1 million, $10.5 million and $8.3 million during fiscal 2004, 2003 and 2002 respectively. Licensing fees receivable from MMI totaled $5.4 million and $4.4 million at January 30, 2005 and February 1, 2004, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Credit Facility
      At our option, on November 21, 2003, we amended our credit facility to reduce the available commitment to $125.0 million, extend the maturity by two years to April 30, 2008, and amended certain covenants. The credit facility permits us to pay dividends, so long as we are not in default or the payment of dividends would not result in default. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of January 30, 2005, we had no borrowings outstanding under the credit facility; however, we issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.

Seasonality and Inflation
      Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses, such as advertising, could fluctuate from quarter-to-quarter in a fiscal year. Sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. Finally, as a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate.

Recent Accounting Pronouncements
      The FASB issued FASB Interpretation, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of that variable interest entity of which it is the primary beneficiary. In 2003, we purchased two land parcels from a structured lease financing facility. Subsequent to this purchase and also in 2003, the structured lease financing facility was liquidated. FIN 46 was effective for us on August 4, 2003. With the liquidation of the special purpose entity during 2003, the adoption of FIN 46 did not have a material impact on our consolidated financial statements.
      In March 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified after December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met that allow companies to account for vendor funding as a reduction of related operating, general and administrative expenses. During 2004, 2003 and 2002, we recorded approximately $10.4 million, $10.9 million and $11.0 million, respectively, for cooperative promotional income. We adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.
      In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements and modifications to existing arrangements entered into in fiscal periods beginning after November 25, 2003. EITF 03-10 permits reclassification of prior periods for comparison purposes. We adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the consolidated statements of operations of $3.3 million and $2.9 million in fiscal 2004 and 2003, respectively.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“SFAS 123(R)”), which is a revision of FASB Statement No. 123 (“SFAS 123”), “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and its related implementation guidance. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. We intend to adopt SFAS 123(R) beginning in our first quarter of fiscal 2005 ending May 1, 2005 and intend to utilize the modified retrospective transition method, which allows the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures under the provisions of SFAS 123.
      In July 2004, the EITF reached a consensus on Issue 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee But Exercises Significant Influence Through Other Means” (“EITF 02-14”). EITF 02-14 concludes that the equity method of accounting is applicable to investments in common stock and in-substance common stock when the investor has the ability to exercise significant influence over the operating and financial policies of an investee. EITF 02-14 was applicable in the first reporting period beginning after September 14, 2004. We adopted EITF 02-14 during the fourth quarter of fiscal 2004, and the adoption had no impact on our financial position or results of operations.

Other Information
      Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the fourth quarter of fiscal 2004 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent registered public accountants. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. There were no non-audit services approved by the Audit Committee in the fourth quarter of fiscal 2004.

Item 7a.	Quantitative and Qualitative Disclosures About Market Risks
      We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.
Interest Rate Risk
      We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during fiscal 2004 or 2003. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%, at our option.
Foreign Currency Risk
      Our Canadian subsidiary operates 25 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $87.7 million, or 2.6%, of our revenues for fiscal 2004 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within operating, general and administrative expenses in the consolidated statements of operations. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses. We had net exchange gains approximating $2.4 million in fiscal 2004.

Item 8.	Financial Statements and Supplementary Data
      The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures
      Not applicable.

Item 9a.	Controls and Procedures
      PETsMART maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

      As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In performing this evaluation, management reviewed our lease accounting practices. As a result of this review, management concluded that our previously established lease accounting practices were not appropriate under accounting principles generally accepted in the United States of America (“GAAP”).
      Accordingly, as described in Note 2 to the Consolidated Financial Statements, management concluded and recommended and our audit committee approved that restatements of financial statements for prior fiscal years and periods would be required to correct the lease accounting errors. Based on their evaluation, our CEO and CFO concluded that, solely due to our restatement due to lease accounting practices as described above, our disclosure controls and procedures were not effective as of January 30, 2005.
Management’s Report on Internal Control Over Financial Reporting
      We are responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance to our management and Board of Directors regarding the preparation and fair presentation of published financial statements.
      A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, within a company have been detected. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      We have assessed the effectiveness of our internal control over financial reporting as of January 30, 2005. Our assessment was based on criteria set forth in Internal Control — Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
      In performing this assessment, we reviewed our lease accounting practices. As a result of this review, we concluded that our controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices were ineffective as of January 30, 2005 due to errors in our interpretation of GAAP. On March 1, 2005, we determined that it was appropriate to restate certain of our previously issued financial statements to reflect the correction of these errors in our lease accounting. We evaluated the impact of this restatement on our assessment of internal control over financial reporting and concluded that the control deficiencies that resulted in incorrect lease accounting represented a material weakness as of January 30, 2005.
      A material weakness in internal control over financial reporting is a control deficiency (within the meaning of the Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 2), or combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. PCAOB Auditing Standard No. 2 identifies a number of circumstances that, because of their likely significant negative effect on internal control over financial reporting, are to be regarded as at least significant deficiencies, as well as strong indicators of a material weakness, including the restatement of previously issued financial statements to reflect the correction of a misstatement. As a result of the material weakness related to our lease accounting, we have concluded that, as of January 30, 2005, our internal control over financial reporting was not effective based on the criteria set forth in the COSO framework. We identified no other material weaknesses in performing our assessment and reaching our conclusion.
      Our independent registered public accounting firm, Deloitte & Touche LLP, has issued an audit report on our assessment of PETsMART’s internal control over financial reporting, which is included herein.

Remediation Steps to Address Material Weakness
      To remediate the material weakness in PETsMART’s internal control over financial reporting, we have changed our policies and procedures in the first quarter of fiscal 2005 to conform to GAAP, and we are implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. No other material weaknesses were identified as a result of our assessment.

Changes in Internal Control Over Financial Reporting
      There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) of the Securities Exchange Act of 1934, as amended, that occurred during PETsMART’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. As noted above, during the first quarter of fiscal 2005 we are implementing certain remediation steps to address the identified material weakness which has materially affected our internal control over financial reporting.

Independent Registered Public Accountant Firm Report on Internal Control Over Financial Reporting
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PETsMART, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of January 30, 2005, because of the effect of the material weakness identified in management’s assessment based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
      A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

      Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment: the Company failed to design and implement appropriate controls related to the accounting for leases in accordance with generally accepted accounting principles. In particular, the Company has not designed and implemented controls to adequately analyze the terms of new leases to properly account for the following items:

•	Rent holiday periods — The Company had previously recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date rather than the date the Company has the right to control the use of the property.

•	Rent increases — The Company had not previously included certain scheduled rent increases in its calculation of straight-line rent.

•	Leasehold improvements amortization — Certain leasehold improvements were previously being amortized over periods in excess of the lease term.

•	Tenant improvement allowances — Tenant improvement allowances were recorded as reductions to leasehold improvements and capital expenditures in investing activities on the consolidated statements of cash flows rather than as deferred rent liabilities and as a component of operating activities on the consolidated statements of cash flows.
      These adjustments resulted in the restatement of the Company’s consolidated financial statements for the fiscal years ended February 1, 2004 and February 2, 2003. Based on the significance of the adjustments identified, there is a more than remote likelihood that a material misstatement of the interim and annual financial statements would not have been prevented or detected.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2005, of the Company and this report does not affect our reports on such financial statements and financial statement schedule.
      In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of January 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of January 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2005, of the Company and our reports dated April 11, 2005 expressed an unqualified opinion on those financial statements and financial statement schedule, and included an explanatory paragraph relating to the restatement of the financial statements.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 11, 2005

Item 9b.	Other Information
      None
PART III

Item 10.	Directors and Executive Officers of the Registrant
      The information required by this item with respect to directors is incorporated by reference from the information under the caption “Corporate Governance and the Board of Directors” to be contained in our proxy statement in connection with the solicitation of proxies for our Annual Meeting of Stockholders to be held on June 23, 2005.
      The required information concerning our executive officers is contained in Item 1, Part 1 of this Annual Report on Form 10-K.
      All PETsMART associates must act ethically at all times and in accordance with the policies which comprise PETsMART’s Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and such other individuals performing similar positions, have signed a certificate acknowledging that they have read, understand and will continue to comply with the policy. The policy is published and any amendments or waivers thereto will be published in the Corporate Governance section of the PETsMART website located at www.petm.com.

Item 11.	Executive Compensation
      The information required by this item is incorporated by reference from the information under the captions “Compensation Committee and Executive Compensation,” “Stock Option Grants, Exercises and Plans,” and “Employment and Severance Arrangements” to be contained in our proxy statement.

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
      The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Transactions” to be contained in our proxy statement.

Item 14.	Principal Accountant Fees and Services
      The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal 2004 and 2003” to be included in our proxy statement.
PART IV

Item 15.	Exhibits and Financial Statement Schedules
      (a) The following documents are filed as part of this Annual Report on Form 10-K.
      1. Financial Statements: The financial statements of PETsMART are included as Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

      2. Financial Statement Schedule: The financial statement schedule required under the related instructions is included within Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.
      3. Exhibits: The exhibits which are filed with this Annual Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 11, 2005.

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

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	April 8, 2005

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 8, 2005

/s/ MARK D. MUMFORD Mark D. Mumford	Vice President and Chief Accounting Officer (Principal Accounting Officer)	April 8, 2005

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 8, 2005

/s/ RITA V. FOLEY Rita V. Foley	Director	April 8, 2005

Signature	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	April 8, 2005

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	April 8, 2005

/s/ RONALD KIRK Ronald Kirk	Director	April 8, 2005

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 8, 2005

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 8, 2005

/s/ WALTER J. SALMON Walter J. Salmon	Director	April 8, 2005

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 8, 2005

/s/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director	April 8, 2005

APPENDIX E
PETsMART, INC.
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of PETsMART

3	.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PETsMART

3	.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PETsMART

3	.4(4)	Bylaws of PETsMART, as amended

4.1		Reference is made to Exhibit 3.1 through 3.4

4	.2(5)	Form of Stock Certificate

4	.3(6)	Rights Agreement, dated as of August 4, 1997, between PETsMART and Norwest Bank Minnesota, N.A.

10	.1(7)	Form of Indemnity Agreement between PETsMART and its Directors and Officers

10	.2†(8)	2003 Equity Incentive Plan

10	.3†(9)	1996 Non-Employee Directors’ Equity Plan, as amended

10	.4†(10)	1997 Equity Incentive Plan, as amended

10	.5†(11)	2002 Employee Stock Purchase Plan

10	.6(12)	Form of Restricted Stock Bonuses

10	.7(24)	Credit Agreement among PETsMART, certain lenders, and Administrative Lender, dated as of November 21, 2003, as Amended and Restated

10	.9(13)	Form of Promissory Note with executive officers

10	.10(25)	Non-Qualified Deferred Compensation Plan, as amended

10	.11†(14)	Executive Short Term Incentive Plan, as amended

10	.12(15)	Employment Agreement, between PETsMART and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer

10	.13(16)	Employment Agreement, between PETsMART and Robert F. Moran, President and Chief Operating Officer

10	.14(17)	Offer Letter, between PETsMART and Timothy E. Kullman, Senior Vice President, Chief Financial Officer

10	.15(18)	Form of Offer Letter between PETsMART and executive officers

10	.16(19)	Executive Change in Control and Severance Benefit Plan

10	.17(20)	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.18(21)	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.19(22)	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.20*	Summary of Directors’ Compensation

23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number		Description of Document

32	.1(23)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

32	.2(23)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.4 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(5)	Incorporated by reference to Exhibit 4.4 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 10.1 to PETsMART’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(8)	Incorporated by reference to Exhibit B to PETsMART’s Proxy Statement (File No. 0-21888), filed on May 12, 2004.

(9)	Incorporated by reference to Exhibit 10.5 to PETsMART’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(10)	Incorporated by reference to Exhibit 10.4 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(11)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(12)	Incorporated by reference to Exhibit 99.1 to PETsMART’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(13)	Incorporated by reference to Exhibit 10.9 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(14)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(15)	Incorporated by reference to Exhibit 10.12 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(16)	Incorporated by reference to Exhibit 10.13 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(17)	Incorporated by reference to Exhibit 10.11 to PETsMART’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.

(18)	Incorporated by reference to Exhibit 10.14 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(19)	Incorporated by reference to Exhibit 10.15 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(20)	Incorporated by reference to Exhibit 10.17 to PETsMART’s Quarterly Report on Form 10-Q for the twenty-six weeks ended August 1, 2004 (File No. 0-21888), filed on September 8, 2004.

(21)	Incorporated by reference to Exhibit 10.18 to PETsMART’s Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 31, 2004 (File No. 0-21888), filed on December 8, 2004.

(22)	Incorporated by reference to Exhibit 10.19 to PETsMART’s Current Report on Form 8-K (File No. 0-21888), filed February 7, 2005.

(23)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(24)	Incorporated by reference to Exhibit 10.7 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No 0-21888), filed on April 15, 2004.

(25)	Incorporated by reference to Exhibit 10.10 to PETsMART’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No 0-21888), filed on April 15, 2004.

APPENDIX F
PETsMART, INC. AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
FINANCIAL STATEMENT SCHEDULE

Page

Report of Independent Registered Public Accounting Firm	F-2
Consolidated Balance Sheets as of January 30, 2005 and February 1, 2004 (as restated)	F-3
Consolidated Statements of Operations and Comprehensive Income for the fiscal years ended January 30, 2005, February 1, 2004 (as restated) and February 2, 2003 (as restated)	F-4
Consolidated Statements of Stockholders’ Equity for the fiscal years ended January 30, 2005, February 1, 2004 (as restated) and February 2, 2003 (as restated)	F-5
Consolidated Statements of Cash Flows for the fiscal years ended January 30, 2005, February 1, 2004 (as restated) and February 2, 2003 (as restated)	F-6
Notes to Consolidated Financial Statements	F-7
Report of Independent Registered Public Accounting Firm on Supplemental Schedule	A-1
Schedule II — Valuation and Qualifying Accounts	A-2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona
      We have audited the accompanying consolidated balance sheets of PETsMART, Inc. and subsidiaries (the “Company”) as of January 30, 2005 and February 1, 2004, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PETsMART, Inc. and subsidiaries as of January 30, 2005 and February 1, 2004, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 30, 2005 in conformity with accounting principles generally accepted in the United States of America.
      As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated financial statements have been restated.
      We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 11, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 11, 2005

PETsMART, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	January 30,	February 1,
	2005	2004

		(As restated, see
		Note 2)
	(In thousands, except par value)
ASSETS
Cash and cash equivalents	$87,032	$92,535
Short-term investments	313,575	235,275
Receivables, net	27,123	17,044
Merchandise inventories	337,281	309,140
Deferred income taxes	13,839	3,327
Prepaid expenses and other current assets	43,958	30,725

Total current assets	822,808	688,046
Property and equipment, net	699,262	582,033
Long-term investments	33,526	33,694
Deferred income taxes	64,952	73,569
Goodwill	14,422	14,422
Intangible assets, net	2,369	2,621
Other assets	18,115	13,875

Total assets	$1,655,454	$1,408,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$130,320	$128,303
Accrued payroll, bonus and employee benefits	86,626	73,058
Accrued occupancy expenses	33,978	31,331
Current maturities of capital lease obligations	6,585	4,657
Other current liabilities	93,412	106,723

Total current liabilities	350,921	344,072
Capital lease obligations	244,150	165,738
Deferred rents and other noncurrent liabilities	109,389	100,804

Total liabilities	704,460	610,614

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 149,517 and 144,813 shares issued	15	14
Additional paid-in capital	792,400	705,265
Deferred compensation	(14,444)	(6,658)
Retained earnings	286,380	132,544
Accumulated other comprehensive income	1,618	1,458
Less: treasury stock, at cost, 4,087 and 1,406 shares	(114,975)	(34,977)

Total stockholders’ equity	950,994	797,646

Total liabilities and stockholders’ equity	$1,655,454	$1,408,260

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated, see	(As restated, see
		Note 2)	Note 2)
	(In thousands, except per share data)
Net sales	$3,363,452	$2,993,115	$2,695,184
Cost of sales	2,328,252	2,095,164	1,912,169

Gross profit	1,035,200	897,951	783,015
Operating, general and administrative expenses	754,221	660,972	616,996

Operating income	280,979	236,979	166,019
Interest income	4,791	3,358	2,803
Interest expense	(21,326)	(19,250)	(20,632)

Income before income tax expense	264,444	221,087	148,190
Income tax expense	93,216	85,685	62,571

Net income	171,228	135,402	85,619
Other comprehensive income, net of income tax expense:
Foreign currency translation adjustments	160	3,260	1,003

Comprehensive income	$171,388	$138,662	$86,622

Earnings per common share:
Basic	$1.19	$0.96	$0.64

Diluted	$1.14	$0.92	$0.61

Dividends declared per common share	$0.12	$0.04	$—

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated
	Shares					Retained	Other	Notes
				Additional	Deferred	Earnings/	Comprehensive	Receivable
	Common	Treasury	Common	Paid-In	Compen-	(Accumulated	Income	from	Treasury
	Stock	Stock	Stock	Capital	sation	Deficit)	(Loss)	Officers	Stock	Total

	(In thousands, except per share data)
BALANCE AT FEBRUARY 3, 2002 (as previously reported)	112,609	—	$11	$381,999	$(296)	$(48,616)	$(2,805)	$(4,487)	$—	$325,806
Prior period adjustment (see Note 2)						(34,126)				(34,126)

BALANCE AT FEBRUARY 3, 2002 (as restated, see Note 2)	112,609	—	11	381,999	(296)	(82,742)	(2,805)	(4,487)	—	291,680
Tax benefit from exercise of stock options				14,112						14,112
Issuance of common stock under stock incentive plans	4,037		1	27,188						27,189
Issuance of common stock under an offering	3,492			43,925						43,925
Conversion of 6 3/4% Subordinated convertible Notes to common stock	19,797		2	174,730						174,732
Amortization of deferred compensation, net of award reacquisitions and adjustments	(21)			(351)	277					(74)
Compensation expense related to options held by non-employees				1,164						1,164
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							1,003			1,003
Accrued interest on notes receivable issued to officers								(717)		(717)
Repayments of notes receivable issued to officers								5,204		5,204
Net income (as restated, see Note 2)						85,619				85,619

BALANCE AT FEBRUARY 2, 2003 (as restated, see Note 2)	139,914	—	14	642,767	(19)	2,877	(1,802)	—	—	643,837
Tax benefit from exercise of stock options				17,743						17,743
Issuance of common stock under stock incentive plans	4,344			36,007						36,007
Issuance of restricted stock and amortization of deferred compensation, net of award reacquisitions and adjustments	555			8,748	(6,639)					2,109
Cash dividends ($0.04 per share)						(5,735)				(5,735)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							3,260			3,260
Purchase of treasury stock, at cost		(1,406)							(34,977)	(34,977)
Net income (as restated, see Note 2)						135,402				135,402

BALANCE AT FEBRUARY 1, 2004 (as restated, see Note 2)	144,813	(1,406)	14	705,265	(6,658)	132,544	1,458	—	(34,977)	797,646
Tax benefit from exercise of stock options				34,583						34,583
Issuance of common stock under stock incentive plans	4,212		1	39,954						39,955
Issuance of restricted stock and amortization of deferred compensation, net of award reacquisitions and adjustments	492			12,598	(7,786)					4,812
Cash dividends ($0.12 per share)						(17,392)				(17,392)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments							160			160
Purchase of treasury stock, at cost		(2,681)							(79,998)	(79,998)
Net income						171,228				171,228

BALANCE AT JANUARY 30, 2005	149,517	(4,087)	$15	$792,400	$(14,444)	$286,380	$1,618	$—	$(114,975)	$950,994

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

		(As restated, see	(As restated, see
		Note 2)	Note 2)
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$171,228	$135,402	$85,619
Depreciation and amortization	112,648	97,590	78,787
Loss on disposal of property and equipment	4,757	4,655	4,377
Capital assets received through vendor resolution	—	(1,288)	(3,442)
Compensation expense related to non-employee options	—	—	1,164
Tax benefit from exercise of stock options	34,583	17,743	14,112
Deferred income taxes	(1,895)	1,911	(17,759)
Changes in assets and liabilities:
Receivables, net	(10,122)	(6,844)	13,542
Merchandise inventories	(28,143)	(50,118)	14,609
Prepaid expenses and other current assets	(14,762)	(111)	(2,233)
Other noncurrent assets	(3,440)	(3,201)	1,250
Accounts payable	8,548	16,371	5,299
Accrued payroll, bonus and employee benefits	13,317	2,813	18,433
Accrued occupancy expenses	2,540	2,573	1,906
Other current liabilities	(15,246)	19,550	3,901
Deferred rents and other noncurrent liabilities	8,556	8,715	4,173

Net cash provided by operating activities	282,569	245,761	223,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(143,035)	(171,862)	(163,698)
Purchases of available-for-sale investments	(775,386)	(770,019)	(385,649)
Proceeds from sales of available-for-sale investments	697,086	718,593	201,800
Investment in equity holdings	(773)	—	(9,500)
Proceeds from sales of property and equipment	456	315	674

Net cash used in investing activities	(221,652)	(222,973)	(356,373)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of common stock	39,955	36,007	71,114
Net repayments of notes receivable from officers	—	—	4,487
Purchase of treasury stock	(79,998)	(34,977)	—
Purchases of subordinated convertible notes	—	—	(275)
Payments on capital lease obligations	(6,325)	(7,562)	(13,150)
Increase (decrease) in bank overdraft.	(6,721)	9,716	3,275
Payments of deferred financing fees	—	(464)	—
Cash dividends paid to stockholders	(15,893)	(2,871)	—

Net cash (used in) provided by financing activities	(68,982)	(151)	65,451

EFFECT OF EXCHANGE RATE CHANGES ON CASH	2,562	(189)	160

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(5,503)	22,448	(67,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92,535	70,087	137,111

CASH AND CASH EQUIVALENTS AT END OF YEAR	$87,032	$92,535	$70,087

The accompanying notes are an integral part of these consolidated financial statements.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 —	The Company and its Significant Accounting Policies

Business
      PETsMART, Inc. and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of January 30, 2005, the Company operated 726 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of pet services, which includes professional grooming, pet training, boarding and day camp. PETsMART is a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. The Company makes full-service veterinary care available in approximately 430 of the Company’s stores through the Company’s strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield.

Principles of Consolidation
      The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.
      The Company has no investments in which it has the ability to exercise significant influence over the investee. Investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value, are accounted for under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting and as of January 30, 2005 and February 1, 2004, such investments were recorded at the lower of cost or estimated net realizable value.

Fiscal Year
      The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2004, 2003 and 2002 each included 52 weeks.

Use of Estimates
      The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to sublease income, reserves against deferred tax assets, tax contingencies, inventory shrinkage, insurance reserves and cash flows in analyses for impairment of long-lived assets and goodwill require significant estimates. Actual results could differ from those estimates.

Cash and Cash Equivalents
      Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of January 30, 2005 and February 1, 2004, bank overdrafts of approximately $42,955,000 and $49,677,000, respectively, were included in accounts payable and bank overdraft in the accompanying consolidated balance sheets. The Company considers any liquid investments with a maturity of three months or less at purchase to be cash equivalents.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Short-term Investments
      The Company’s short-term investments consist of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with the Statement of Accounting Standards, or SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost, or par value which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments due to the liquidity provided through the interest rate mechanism of 28 to 49 days.

Vendor Rebates and Promotions
      The Company receives income from certain merchandise suppliers in the form of rebates and promotions. Agreements are made with each individual merchandise supplier and income is earned as buying levels are met and/or cooperative advertising is placed. Rebate income is recorded as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating, general and administrative expenses. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the accompanying consolidated balance sheets as of January 30, 2005 and February 1, 2004, were approximately $2,922,000 and $1,293,000, respectively. Unearned vendor rebates recorded as a reduction of inventory in the accompanying consolidated balance sheets were approximately $455,000 and $386,000 as of January 30, 2005 and February 1, 2004, respectively.

Merchandise Inventories and Cost of Sales
      Merchandise inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method based on moving average costs and includes certain procurement and distribution costs related to the processing of merchandise. The Company maintains reserves for lower of cost or market, as well as shrinkage.
      Total procurement and distribution costs charged to cost of sales during fiscal 2004, fiscal 2003 and fiscal 2002 were $183,710,000, $169,579,000 and $156,926,000, respectively. Procurement and distribution costs remaining in inventory as of January 30, 2005 and February 1, 2004, were $32,383,000 and $30,262,000, respectively.
      Cost of sales includes the following types of expenses: direct costs associated with the products sold, including inbound freight; salaries of the groomers and trainers and other costs related to the services line of business; warehousing costs, including procurement and distribution costs; store occupancy, including depreciation of leasehold improvements and capitalized lease assets, and utilities costs; and inventory shrinkage costs. Also included in cost of sales are reductions for vendor rebates and discounts.

Inventory Valuation Reserves
      The Company has established reserves for estimated inventory shrinkage between physical inventories. Stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, the Company estimates the inventory shrinkage based on a two-year historical trend analysis. The Company also has reserves for estimated obsolescence and to reduce inventory to the lower of cost or market.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment
      Property and equipment is recorded at cost less accumulated depreciation. Depreciation is provided on buildings, furniture, fixtures and equipment and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Computer software consists primarily of third party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. Once the project is in the development phase, external consulting costs, as well as internal labor costs, are capitalized. Training costs, data conversion costs and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures and equipment are expensed as incurred.
      The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	3 - 12 years
Leasehold improvements	3 - 20 years
Computer software	3 - 7 years

Goodwill and Intangible Assets
      The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill of $14,422,000 as of January 30, 2005 and February 1, 2004, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In fiscal 2003, the Company recorded $1,200,000 of additional goodwill related to the payment of contingent consideration associated with the acquisition of PETsMART PETsHOTELsm in 2000. In the second quarter of fiscal 2002, the Company eliminated net goodwill of $8,575,000 associated with the increase in ownership of PETsMART.com (see Note 3). The goodwill was eliminated in connection with the reversal of the valuation allowance against deferred tax assets. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000 and eliminated the minority interest balance of $604,000. The net amount of $8,896,000 was recorded in goodwill and is associated with the pet internet and pet catalog direct marketing channels, which remain an integral part of the Company’s direct marketing strategies.
      Intangible assets consisted solely of trademarks that have an estimated useful life of 10 to 15 years. The trademarks have zero residual value. Changes in the carrying amount for fiscal 2004 and 2003 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 2, 2003	$4,772	$(1,934)	$2,838
Additions	118	(335)	(217)

Balance, February 1, 2004	4,890	(2,269)	2,621
Additions	104	(356)	(252)

Balance, January 30, 2005	$4,994	$(2,625)	$2,369

      Amortization expense for the intangible assets was $356,000, $335,000 and $278,000 during fiscal 2004, 2003 and 2002, respectively. For fiscal years 2005 through 2009, the Company estimates the amortization expense to be approximately $359,000 each year.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment of Long-Lived Assets
      Long-lived assets, including goodwill and intangible assets, are reviewed for impairment, based on undiscounted cash flows, annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals. During fiscal 2004 and fiscal 2003, the Company recorded a loss of approximately $1,500,000 and $1,300,000, respectively, in operating, general and administrative expenses in the accompanying statements of operations, which represented the net book value of leasehold improvements at closed stores. During fiscal 2002, no impairment losses were recorded.
      Long-lived assets for Canadian operations, denominated in US dollars, approximate $17,337,000 and $15,119,000 as of January 30, 2005 and February 2, 2004, respectively.

Insurance Liabilities and Reserves
      The Company maintains standard property and casualty insurance on all its properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.0 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under the Company’s casualty and workers’ compensation insurance policies through January 31, 2004, it retained the initial risk of loss of $250,000 for each policy per occurrence. Effective February 1, 2004, the Company engaged a new insurance provider. Under the Company’s casualty and workers’ compensation insurance policies with the new provider, it retains an initial risk of loss of $500,000 for each policy per occurrence on or subsequent to February 1, 2004. The Company establishes reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. During the second quarter of 2004, the Company recognized additional expense as a result of an actuarial report that indicated a higher reserve requirement. As of January 30, 2005 and February 1, 2004, the Company had approximately $40,527,000 and $27,862,000, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Reserve for Closed Stores
      The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. The Company establishes reserves for future rental payments on closed stores and terminated subleases and classifies these costs in operating, general and administrative expenses (see Note 7). The costs for future rental payments associated with closed stores are calculated using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. The Company records such reserves as of the date it ceases use of the property. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and additional charges may be required based on the changing real estate environment. As of January 30, 2005 and February 1, 2004, approximately $9,141,000 and $14,762,000, respectively, were recorded for closed store reserves.

Income Taxes
      The Company establishes deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount it believes is more likely than not to be realized.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Valuation allowances at January 30, 2005 and February 1, 2004 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
      In the second quarter of fiscal 2004, the Company completed an analysis of net operating loss carryovers related to the purchase of PETsMART.com in fiscal year 2000, based on Internal Revenue Service guidance. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of $7,700,000 in the second quarter of fiscal 2004 related to the additional net operating loss utilization.
      The Company operates in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service is currently examining our tax returns for the 2002 tax year.

Other Current Liabilities
      Other current liabilities consisted of the following (in thousands):

	January 30,	February 1,
	2005	2004

Accounts payable — operating expenses	$16,796	$13,485
Accrued income and sales tax	14,699	31,330
Accrued general liability insurance reserve	9,291	6,328
Gift card liability	7,895	5,850
Accrued capital purchases	7,579	11,540
Deferred revenue	5,095	5,004
Dividends payable	4,363	2,864
Accrued advertising	3,731	2,128
Accrued legal fees and settlement costs	654	2,144
Other current liabilities	23,309	26,050

	$93,412	$106,723

      Legal fees and other costs incurred in connection with loss contingencies are expensed as incurred.

Revenue Recognition
      The Company records revenue at the point of sale for retail stores. The shipping terms for catalog and internet orders is FOB shipping point, therefore revenue is recognized at the time of shipment for catalog and electronic commerce sales. Outbound shipping charges are included in net sales when the products are shipped for catalog and electronic commerce sales. The Company records an allowance for estimated returns in the period of sale. Revenue for grooming, pet training, PETsHOTEL and Doggie Day Camp is recognized when services are performed.
      Net sales, denominated in US dollars, in Canada were approximately $87,693,000, $75,706,000 and $62,734,000 for fiscal 2004, 2003 and 2002, respectively.

Advertising
      The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating, general and administrative expenses. Total advertising expenditures, net of cooperative

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
income, including direct response advertising, were $70,675,000, $72,794,000 and $66,180,000 for fiscal 2004, 2003 and 2002, respectively. Direct response advertising consists primarily of product catalogs. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. As of January 30, 2005 and February 1, 2004, $1,283,000 and $1,267,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the accompanying consolidated balance sheets.

Foreign Currency Translation and Transactions
      The local currency has been used as the functional currency in Canada. The assets and liabilities denominated in foreign currency are translated into United States dollars at the current rate of exchange at year-end, and revenues and expenses are translated at the average exchange rate for the year. The translation gains and losses are included as a separate component of other comprehensive income (loss), and transaction gains and losses are included in net income.

Comprehensive Income
      Foreign currency translation adjustments were the only component of other comprehensive income. The income tax expense related to the foreign currency translation adjustments was approximately $1,387,000, $2,063,000 and $592,000 for fiscal 2004, 2003 and 2002, respectively.

Earnings Per Share
      Basic earnings per share are calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the period after adjusting for dilutive stock options for all periods and for dilutive common shares assumed to be issued on conversion of the Company’s 6 3/4% Subordinated Convertible Notes (the “Notes”) in the fiscal 2002 calculation.

Stock-Based Compensation
      As permitted by SFAS No. 123, “Accounting for Stock-based Compensation” (“SFAS No. 123”), the Company applies the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB No. 25) and related interpretations, in recording compensation expense for grants of equity instruments to employees.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company has stock option plans as well as an Employee Stock Purchase Plan (see Note 16). The Company accounts for those plans under APB No. 25 and related Interpretations. Accordingly, no compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per common share if the Company had applied the fair-value-based method of SFAS No. 123 to record compensation expense for stock options and employee stock purchases (in thousands, except per share data).

	Fiscal Year

	2004	2003	2002

		(As restated, see	(As restated, see
		Note 2)	Note 2)
Net income, as reported	$171,288	$135,402	$85,619
Less: Compensation expense for equity awards determined by the fair value based method, net of related tax effects(1)	(13,775)	(10,451)	(7,119)

Pro forma net income	$157,513	$124,951	$78,500

Net income per share:
Basic:
Earnings per common share as reported	$1.19	$0.96	$0.64

Pro forma earnings per common share	$1.09	$0.88	$0.59

Diluted:
Earnings per common share as reported	$1.14	$0.92	$0.61

Pro forma earnings per common share	$1.05	$0.85	$0.56

(1)	Fiscal 2003 and 2002 have been restated to properly reflect after tax amounts (see Note 2).
      The fair value was estimated using the Black-Scholes option pricing model, and forfeitures are recognized as they occur. The option valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average Black-Scholes fair value of options granted was $12.14, $7.59 and $5.76 for fiscal 2004, 2003 and 2002, respectively. The following assumptions were used to value grants:

	Fiscal Year

	2004	2003	2002

Dividend yield	0.10%	0.08%	0.00%
Expected volatility	60.1%	62.8%	63.0%
Risk-free interest rate	1.55% to 4.56%	1.22% to 4.40%	1.32% to 5.11%
Expected lives	1.89	1.63	1.58

Restricted Stock
      The Company may grant restricted stock under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan (see Note 16). The shares of restricted common stock awarded under these plans vest on the fourth year anniversary of the date of the award provided the recipient is continuously employed through such anniversary. The Company accounts for these plans under APB No. 25 and related Interpretations, and compensation expense is recognized pro rata over the four-year vesting period of the stock. Deferred compensation is based on the fair market value at the date of grant.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Financial Instruments
      The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at January 30, 2005 and February 1, 2004 approximate their fair value.

Recently Issued Accounting Pronouncements
      The Financial Accounting Standards Board, or FASB, issued FASB Interpretation, or FIN, 46, “Consolidation of Variable Interest Entities,” an interpretation of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” on January 17, 2003. FIN 46 requires that an entity holding a majority of the “variable interest” of a “variable interest entity” must consolidate the operations of that variable interest entity of which it is the primary beneficiary. In 2003, the Company purchased two properties from a structured lease financing facility (see “Structured Lease Facilities” in Note 14). In 2003, the structured lease financing facility was liquidated. FIN 46 was effective for the Company on August 4, 2003. With the liquidation of the Company’s special purpose entity during 2003, the adoption of FIN 46 did not have a material impact on the Company’s consolidated financial statements.
      In March 2003, the FASB’s Emerging Issues Task Force, or EITF, reached a consensus on Issue 02-16, “Accounting by a Customer (including a Reseller) for Cash Consideration Received from a Vendor.” The transition provisions apply prospectively to arrangements with vendors entered into or modified after December 31, 2002, do not allow for prior period reclassification, and require companies to account for all amounts received from vendors as a reduction of the cost of the products purchased unless certain criteria are met that allow companies to account for vendor funding as a reduction of related selling, general and administrative expenses. During fiscal 2004, 2003 and 2002, the Company recorded approximately $10,422,000, $10,931,000 and $11,007,000, respectively, for cooperative promotional income. The Company adopted the provisions of EITF 02-16 for vendor contracts entered into or modified subsequent to December 31, 2002, and the adoption did not have a material impact on the consolidated financial statements.
      In November 2003, the FASB’s Emerging Issues Task Force reached a consensus on Issue 03-10, “Application of Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.” Under EITF 03-10, any cash consideration a company receives from a vendor as part of a certain exclusive sales incentive arrangement must be recorded in the income statement as an offset to cost of sales, and cannot be recorded as revenue, unless the company meets certain criteria. EITF 03-10 is effective for new arrangements and modifications to existing arrangements entered into in fiscal periods beginning after November 25, 2003. EITF 03-10 permits reclassification of prior periods for comparison purposes. The Company adopted EITF 03-10 on February 2, 2004, which resulted in a decrease in sales and a corresponding decrease in cost of sales in the consolidated statements of operations of $3,336,000 and $2,936,000, for fiscal 2004 and 2003, respectively.
      On December 16, 2004, the FASB issued FASB Statement No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which is a revision of FASB Statement No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. FAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. FAS 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after June 15, 2005. The Company intends to adopt FAS 123(R) beginning in its first quarter of fiscal 2005 ending May 1, 2005 and intends to utilize the modified retrospective transition method, which allows the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures under the provisions of Statement 123.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In July 2004, the EITF reached a consensus on Issue 02-14, “Whether the Equity Method of Accounting Applies When an Investor Does Not Have an Investment in Voting Stock of an Investee But Exercises Significant Influence Through Other Means” (“EITF 02-14”). EITF 02-14 concludes that the equity method of accounting is applicable to investments in common stock and in-substance common stock when the investor has the ability to exercise significant influence over the operating and financial policies of an investee. EITF 02-14 was applicable in the first reporting period beginning after September 14, 2004. The Company adopted EITF 02-14 during the fourth quarter of fiscal 2004, and the adoption had no impact on its financial position or results of operations.

Reclassifications
      For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 —	Restatement of and Reclassifications in Consolidated Financial Statements and Notes to Consolidated Financial Statements
Restatement of Consolidated Financial Statements and Notes to Consolidated Financial Statements
Accounting for Leases
      On February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants clarifying the SEC staff’s interpretation of certain accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”) relating to leases. As a result, PETsMART conducted an internal review and determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.

Rent holiday periods
      The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The Company has now determined that the lease term should include all periods in which the Company has the right to control the use of the property, including construction and set-up periods prior to the store opening.

Rent increases
      Many of the Company’s leases have rent escalation provisions based on a factor of the Consumer Price Index (CPI) with specified maximum increase amounts. These leases have historically been accounted for under the FASB’s Statement of Financial Accounting Standard (“SFAS”) No. 29, Determining Contingent Rentals, which provides that probability-based contingent rentals should be expensed as incurred. However, in connection with the Company’s internal review of its lease accounting practices, the Company determined that in almost all cases, these leases reach their maximum rate increase and the maximum rate increase should be included in the straight-line rental expense.
      The primary effect of the correction of the accounting for rent holiday periods and rent increases is to accelerate the recognition of rent expense and to increase deferred rent liability balances. In situations where the affected lease is a capital lease, the correction may increase the capital lease asset and the related obligation, as well as the amount of interest and depreciation expense recognized in the consolidated statements of operations.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Leasehold improvement amortization
      When accounting for leases with renewal options, the Company had historically depreciated certain assets over a period that, in some instances, extended beyond the initial lease term and into one or more option periods. Amortization for these assets should have been recognized over the initial lease term unless the renewal of an option period had been determined to be “reasonably assured” as that term is contemplated by SFAS No. 13, “Accounting for Leases.” The primary effect of the leasehold improvement correction is to accelerate the recognition of leasehold improvement amortization.

Tenant improvement allowances
      The Company had historically accounted for tenant improvement allowances as reductions in the related leasehold improvement asset in the consolidated balance sheets and as a reduction in capital expenditures in investing activities in the consolidated statements of cash flows. Management has now determined that FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent in the consolidated balance sheets and as a component of operating activities in the consolidated statements of cash flows.
      In addition to the lease corrections outlined above, and as a result of its lease accounting review, the Company corrected the classification of certain items, including the amortization of leasehold improvements and expenses related to capitalized leases, in its balance sheets and statements of operations to conform with GAAP.
Classification of Auction Rate Securities (“ARS”)
      The Company has determined that investments in auction rate securities should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process. The Company recorded investments in ARS as of January 30, 2005 as short-term investments and reclassified ARS as of February 1, 2004 that were previously included in cash and cash equivalents to short-term investments.
      Following is a summary of the effects of the corrections described above (in thousands, except per share data):

	Consolidated Statements of Operations and
	Comprehensive Income

	As Previously
Fiscal Year Ended February 1, 2004	Reported	Adjustments	As Restated

Cost of sales	$2,083,181	$11,983	$2,095,164
Gross profit	909,934	(11,983)	897,951
Operating, general and administrative expenses	666,006	(5,034)	660,972
Operating income	243,928	(6,949)	236,979
Interest expense	19,454	(204)	19,250
Earnings before income tax expense	227,832	(6,745)	221,087
Income tax expense	88,283	(2,598)	85,685
Net income	139,549	(4,147)	135,402
Comprehensive income	142,809	(4,147)	138,662
Basic earnings per common share	$0.99	$(0.03)	$0.96
Diluted earnings per common share	$0.95	$(0.03)	$0.92

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Consolidated Statements of Operations and
	Comprehensive Income

	As Previously
Fiscal Year Ended February 2, 2003	Reported	Adjustments	As Restated

Cost of sales	$1,907,144	$5,025	$1,912,169
Gross profit	788,040	(5,025)	783,015
Operating, general and administrative expenses	616,194	802	616,996
Operating income	171,846	(5,827)	166,019
Interest expense	20,836	(204)	20,632
Earnings before income tax expense	153,813	(5,623)	148,190
Income tax expense	64,958	(2,387)	62,571
Net income	88,855	(3,236)	85,619
Comprehensive income	89,858	(3,236)	86,622
Basic earnings per common share	$0.66	$(0.02)	$0.64
Diluted earnings per common share	$0.63	$(0.03)	$0.61

	Consolidated Balance Sheet

	As Previously
As of February 1, 2004	Reported	Adjustments	As Restated

Cash and cash equivalents	$327,810	$(235,275)	$92,535
Short-term investments	—	235,275	235,275
Receivables, net	16,628	416	17,044
Deferred income taxes	2,876	451	3,327
Prepaid expenses and other current assets	31,198	(473)	30,725
Total current assets	687,652	394	688,046
Property and equipment, net	577,182	4,851	582,033
Deferred income taxes	47,463	26,106	73,569
Other assets	13,661	214	13,875
Total assets	1,376,695	31,565	1,408,260
Accrued occupancy expenses	27,971	3,360	31,331
Current maturities of capital lease obligations	4,964	(307)	4,657
Other current liabilities	105,518	1,205	106,723
Total current liabilities	339,814	4,258	344,072
Deferred rents and other non-current liabilities	31,988	68,816	100,804
Total liabilities	537,540	73,074	610,614
Retained earnings	174,053	(41,509)	132,544
Total stockholder’s equity	839,155	(41,509)	797,646
Total liabilities and stockholders’ equity	1,376,695	31,565	1,408,260
Restatement of Pro Forma Stock-based Compensation Disclosures
      The Company includes in Note 1 to the consolidated financial statements information under the caption “Stock-Based Compensation” which provides pro forma information regarding the compensation expense for grants of equity instruments to employees. The Company has determined that historically, the tax effect of the compensation expense in certain instances was not calculated correctly. The footnote disclosures in Note 1 have been restated to properly reflect the after tax amounts. The total corrections for all years prior to fiscal

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
2002 was additional expense of approximately $18,435,000. Following is a summary of the effects of the restatement on pro forma compensation expense for fiscal years 2003 and 2002 (in thousands):

	As Previously
	Reported	Adjustments	As Restated

Fiscal year ended February 1, 2004	$(11,107)	$(656)	$(10,451)
Fiscal year ended February 2, 2003	(8,031)	(912)	(7,119)

Note 3 —	Acquisition of Controlling Interest in PETsMART.com
      In June 2001, the Company purchased 1,020,789 shares of convertible voting preferred stock from minority shareholders for approximately $741,000, which increased its voting ownership to a requisite percentage for income tax reporting purposes that allowed the Company to utilize a portion of PETsMART.com’s net operating loss carryforwards. As a result, in the second quarter of fiscal 2001, the Company reversed valuation allowances of deferred tax assets of $18,885,000, eliminated net goodwill of $8,575,000 and recorded a tax benefit of $10,310,000. In January 2002, the Company acquired all of the remaining shares held by PETsMART.com minority stockholders for approximately $9,500,000. The balance of the minority interest as of February 3, 2002 was $604,000. The additional investment and the minority interest represented a net amount of $8,896,000, which was recorded as goodwill in fiscal 2001. The Pasadena, California-based operations integrated its administrative functions with the Company’s office in Phoenix, Arizona during fiscal 2002.

Note 4 —	Investments
      The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 430 of the Company’s stores, operating under the registered tradename of Banfield. The Company’s investment consists of common and convertible preferred stock. The Company accounts for its investment using the cost method, as it lacks the ability to exercise significant influence over MMIH’s operating and financial policies. MMIH has both voting and non-voting common stock and also has voting and non-voting series of convertible preferred stock. During the second quarter of 2004, the Company purchased an additional $773,000 of MMIH capital stock from certain MMIH shareholders. The Company’s ownership interest in the stock of MMIH is as follows:

	January 30, 2005			February 1, 2004

			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage

	(In thousands)
Voting common and convertible preferred	$6,151	2,721	16.5%	$5,378	2,680	15.2%
Nonvoting common and convertible preferred	26,995	5,235	94.8%	26,995	5,235	97.5%
Other	380	—	—	1,321	—	—

Total investment	$33,526	7,956	36.1%	$33,694	7,915	34.4%

      Of the 2,721,000 shares of voting capital stock of MMIH held by the Company: (a) 1,071,000 are shares of voting convertible preferred stock that may be converted into voting common stock at any time at the option of the Company; and (b) 1,650,000 are shares of voting common stock. Of the 5,235,000 shares of non-voting stock held by the Company, 4,822,000 shares of convertible preferred stock are not convertible into voting common stock until the earliest of: (i) June 1, 2011; (ii) an acquisition of MMIH; or (iii) an initial public

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
offering of shares of common stock of MMIH, and 163,000 shares of non-voting convertible preferred stock are convertible into voting common stock at any time at the option of the Company. In addition, the Company holds 250,000 shares of MMIH non-voting common stock that is only convertible into voting common stock in the event of an initial public offering of shares of common stock of MMIH. As of January 30, 2005 and February 1, 2004, all shares of voting and non-voting convertible preferred stock are convertible into voting common stock on a one-for-one basis, subject to the restrictions previously discussed.
      The Company receives licensing fees from MMI for the space in the Company’s retail stores occupied by veterinary services, which is recorded as a reduction of cost of sales in the accompanying consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. Licensing fees of approximately $13,144,000, $10,466,000 and $8,293,000 were recognized during fiscal years 2004, 2003 and 2002, respectively. Additionally, licensing fees receivable from MMI totaled $5,358,000 and $4,371,000 at January 30, 2005 and February 1, 2004, respectively, and were included in receivables in the accompanying consolidated balance sheets.

Note 5 —	Property and Equipment
      Property and equipment consists of the following (in thousands):

	January 30,	February 1,
	2005	2004

Land	$2,991	$3,251
Buildings	8,776	8,776
Furniture, fixtures and equipment	372,333	299,330
Leasehold improvements	333,160	296,846
Computer software	66,429	51,270
Buildings, equipment and computer software under capital leases	307,145	223,799

	1,090,834	883,272
Less: accumulated depreciation and amortization	433,683	345,251

	657,151	538,021
Construction in progress	42,111	44,012

	$699,262	$582,033

      Accumulated amortization of computer software and buildings under capital leases approximated $83,036,000 and $69,191,000 as of January 30, 2005 and February 1, 2004, respectively.
      The Company recognizes capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest primarily consists of interest expense incurred during the construction period for new stores. Capitalized interest approximated $1,021,000 in fiscal 2004. There was no capitalized interest recorded in fiscal 2003 and 2002. Capitalized interest is included in property and equipment in the consolidated balance sheets.

Note 6 —	Notes Receivable from Officers
      During fiscal 2000, the Company provided loans to certain officers to be used only for the purpose of purchasing shares of the Company’s common stock on the open market. As of February 2, 2003, the notes had been repaid in full, and the Company will not make any new loans to its officers under this program in the future.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 7 —	Reserve for Closed Stores
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
      The activity related to the closed store reserve was as follows (in thousands):

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

Opening balance	$14,762	$9,261	$12,452
Charges	4,798	11,179	2,086
Cash payments	(10,419)	(5,678)	(5,277)

Ending balance	$9,141	$14,762	$9,261

      The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.
      The costs for future rental payments associated with closed stores were calculated using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income. Approximately $4,524,000 was recorded in fiscal 2003 as a charge to the reserve due to a lease termination, changes in sublease assumptions and an increase in real property tax assessments. The adjustments and charges were recorded in operating, general and administrative expenses in the consolidated statements of operations. Approximately $4,000,000 was included in fiscal 2004 payments for the buyout of a previously reserved lease obligation. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.

Note 8 —	Impairment of Long-Lived Assets and Asset Write-Downs
      During fiscal 2004, the Company recorded approximately $4,100,000 in expense primarily for the retirement of assets and additional amortization related to store lighting replacements. During fiscal 2004 and 2003, the Company recognized expense of approximately $1,500,000 and $1,300,000, respectively, which represented the net book value of assets at closed stores. These charges were recorded as cost of goods sold or operating, general and administrative expenses, depending on asset classification, in the consolidated statements of operations.

Note 9 —	Income Taxes
      Income (loss) before income tax expense is as follows (in thousands):

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

United States	$258,825	$218,966	$148,507
Foreign	5,619	2,121	(317)

	$264,444	$221,087	$148,190

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The income tax expense consists of the following (in thousands):

	Fiscal Year Ended

	January 30,	February 1,	February 2,
	2005	2004	2003

Current provision:
Federal	$78,577	$74,027	$72,586
State/ Foreign	15,148	11,798	8,335

	93,725	85,825	80,921

Deferred provision (benefit):
Federal	910	(856)	(18,551)
State	(1,419)	716	201

	(509)	(140)	(18,350)

Income tax expense	$93,216	$85,685	$62,571

      A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Fiscal Year Ended

	January 30, 2005		February 1, 2004		February 2, 2003

	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$92,555	35.0%	$77,381	35.0%	$51,866	35.0%
State income taxes, net of federal income tax benefit	8,761	3.3	8,134	3.7	5,549	3.7
Foreign taxes	163	0.1	—	—	—	—
Costs associated with the settlement of litigation	—	—			5,545	3.7
Change in valuation allowance	(7,737)	(2.9)	—	—	(627)	(0.4)
Other	(526)	(0.2)	170	0.1	238	0.2

	$93,216	35.2%	$85,685	38.8%	$62,571	42.2%

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The components of the net deferred income tax assets (liabilities) included in the accompanying consolidated balance sheets are as follows (in thousands):

	January 30,	February 1,
	2005	2004

Deferred income tax assets:
Deferred rents	$31,221	$28,495
Reserve for closed stores	3,227	5,948
Miscellaneous reserves and accruals	1,475	1,620
Employee benefit expense	21,423	15,099
Capital lease obligations	52,465	42,317
Net operating loss carryforwards	30,988	37,576
Capital loss carryforwards	6,496	54,681
Other	14,190	9,873

Total deferred income tax assets	161,485	195,609
Valuation allowance	(19,198)	(75,247)

Net deferred income tax assets	142,287	120,362
Deferred income tax liabilities:
Property and equipment	(54,232)	(34,142)
Inventory	(6,292)	(5,320)
Other	(2,972)	(4,004)

Total deferred income tax liabilities	(63,496)	(43,466)

Net deferred income tax assets	$78,791	$76,896

      The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at January 30, 2005 and February 1, 2004 are based upon the Company’s estimates of the future realization of deferred income tax assets. Valuation allowances at January 30, 2005 and February 1, 2004 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
      The reduction in valuation allowance during fiscal 2004 was principally attributable to the expiration of approximately $116,000,000 of capital loss carryforwards. An additional reduction in valuation allowance of approximately $7,700,000 resulted in an income statement benefit in the second quarter of 2004. This reduction was the result of an analysis based on recently issued guidance from the Internal Revenue Service of net operating loss carryovers related to the purchase of PETsMART.com in fiscal year 2000. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable.
      As of January 30, 2005, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of approximately $73,000,000 which expire in varying amounts between 2019 and 2020, foreign net operating loss carryforwards of approximately $7,000,000 which expire in varying amounts between 2006 and 2008, state net operating loss carryforwards of approximately $98,000,000 which expire in varying amounts between 2005 and 2019 and capital loss carryforwards of approximately $19,000,000 to offset future capital gains, if any, which will expire in varying amounts between 2008 through 2009. No deferred tax asset has been recorded for the foreign net operating loss carryforwards, as the Company anticipates that any benefit associated with their utilization would be offset by United States residual tax. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Revenue Code of 1986, as amended, and similar limitations apply to certain state net operating loss carryforwards under state tax laws.
      The Company operates in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

Note 10 —	Earnings Per Share
      Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as common stock equivalents that may be issuable upon exercise of outstanding common stock options.
      During February and March 2002, the remaining balance of the Company’s Notes was called for redemption, resulting in the purchase of the Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of common stock. Prior to the conversion, and due to the dilutive effect these shares would have had on earnings per share, the Company included these shares in the calculation of diluted earnings per share for fiscal 2002. Net income is adjusted for the interest expense, net of income tax benefit, when the Notes are included in the diluted earnings per share calculation.
      A reconciliation of the basic and diluted per share computations for fiscal 2004, 2003 and 2002 is as follows (in thousands, except per share data):

	Fiscal Year Ended

	January 30, 2005			February 1, 2004			February 2, 2003

		Weighted	Per		Weighted	Per		Weighted	Per
		Average	Share		Average	Share		Average	Share
	Income	Shares	Amount	Income	Shares	Amount	Income	Shares	Amount

Net income per common share — basic	$171,228	143,888	$1.19	$135,402	141,641	$0.96	$85,619	134,148	$0.64
Effect of dilutive securities:
Options and dilutive effect of subordinated notes	—	5,764	0.05	—	5,614	0.04	694	7,534	0.03

Net income per common share — diluted	$171,228	149,652	$1.14	$135,402	147,255	$0.92	$86,313	141,682	$0.61

      In fiscal 2004, 2003 and 2002, options to purchase approximately 191,400, 362,609 and 609,300 shares of common stock, respectively, were outstanding but not included in the computation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

Note 11 —	Employee Benefit Plans
      The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. Certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to the Company’s Non-Qualified Deferred Compensation Plan. The Company matches employee contributions up to certain amounts as defined in the Deferred Compensation Plan documents. During fiscal 2004, 2003 and 2002, the Company recognized expense related to matching contributions under these Plans of $3,498,000, $3,687,000 and $2,378,000, respectively.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12 —	Subordinated Convertible Notes
      In November 1997, the Company sold $200,000,000 aggregate principal amount of its Notes due 2004. The outstanding Notes were convertible into the Company’s common stock at any time prior to maturity at a conversion price of $8.75 per share, subject to adjustment under certain conditions.
      During fiscal 2000, the Company repurchased and retired Notes with a face value of $18,750,000 at a discounted price of $13,630,000. During fiscal 2001, the Company repurchased and retired Notes with a face value of $7,750,000 at a discounted price of $6,382,000. The remaining principal outstanding as of February 3, 2002 was $173,500,000.
      In February and March of 2002, the remaining balance of $173,500,000 of the Notes were called for redemption, resulting in the repurchase of the Notes for approximately $275,000 in cash and the conversion of the remainder into approximately 19,800,000 shares of the Company’s common stock at a conversion price of $8.75 per share. As a result of the redemption, unamortized debt issuance costs of $2,357,000 and accrued interest of $3,864,000 were reclassified to stockholders’ equity, resulting in a net increase of $1,507,000.

Note 13 —	Common Stock

Common Stock Offering
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

Share Purchase Programs
      In April 2000, the Board of Directors approved a plan to purchase the Company’s common stock. In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal year 2005. This program replaces the March 2003 program. During fiscal 2004, the Company purchased 2,680,778 shares of its common stock for approximately $79,998,000, or an average price of $29.84 per share, under the March 2003 and September 2004 programs. During fiscal 2003, the Company purchased 1,406,300 shares of its common stock for approximately $34,977,000, or an average price of $24.87 per share. At January 30, 2005, approximately $105,002,000 remained available for purchase under these programs.

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

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of a share of Series A Junior Participating Preferred Stock, par value $0.0001 per share, at a price of $65.00 per one one-hundredth of a preferred share. Each preferred share is designed to be the economic equivalent of 100 shares of common stock. The rights expire August 28, 2007 and are subject to redemption at a price of $0.001 in specified circumstances.

Dividends
      In fiscal 2004 and 2003, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

Fiscal 2004:
March 23, 2004	$0.03	April 30, 2004	May 21, 2004
June 23, 2004	$0.03	July 30, 2004	August 20, 2004
September 29, 2004	$0.03	October 29, 2004	November 19, 2004
December 14, 2004	$0.03	January 28, 2005	February 18, 2005
Fiscal 2003:
June 23, 2003	$0.02	October 31, 2003	November 21, 2003
December 16, 2003	$0.02	January 30, 2004	February 20, 2004

Note 14 —	Financing Arrangements and Lease Obligations

Bank Credit Facility
      On April 30, 2001, the Company entered into a new credit arrangement with a group of lenders that provides for borrowings of up to $250,000,000, including a sublimit of up to $150,000,000 for letters of credit, and was to expire on April 30, 2004. Borrowings and letter of credit issuances under the facility are subject to a borrowing base and bear interest, at the Company’s option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%. Due to the Company’s desire for greater flexibility in the financial covenants and the historically limited use of the credit facility, the credit facility was amended on June 20, 2002, to reduce the available commitment to $200,000,000, extend the maturity by two years to April 30, 2006 and amend certain covenants. On November 21, 2003, the Company further amended its credit facility to reduce the available commitment to $125,000,000, extend the maturity by two years to April 30, 2008, amend certain covenants and reduce the fee payable to the lenders each quarter to 0.25% of the unused amount of the credit facility. The credit facility permits the payment of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the facility. The arrangement is secured by substantially all personal property assets of the Company and its domestic subsidiaries and certain real property of the Company. At January 30, 2005 and February 1, 2004, there were no borrowings outstanding on this credit arrangement.

Letters of Credit
      The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of January 30, 2005, approximately $35,752,000 was outstanding under letters of credit.

Operating and Capital Leases
      The Company leases substantially all of its stores, retail distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 25 years and typically allow the

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Company to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2022. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. The Company also leases certain equipment under operating leases. Total operating lease expense incurred, net of sublease income, during fiscal 2004, 2003 and 2002 was $194,675,000, $179,102,000 and $174,499,000, respectively. Additional rent included in those amounts was not material.
      The Company has entered into sale and leaseback transactions for several of its store locations, which included buildings and underlying land. Such assets were sold at cost and were leased back at terms similar to those of other leased stores. The Company has no material future commitments regarding the sale of these properties.
      At January 30, 2005, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2005	$199,656	$31,246
2006	199,593	33,108
2007	196,489	33,651
2008	190,813	33,753
2009	182,337	33,825
Thereafter	974,579	314,523

Total minimum rental commitments	$1,943,467	480,106

Less: amounts representing interest		229,371

Present value of minimum lease payments		250,735
Less: current portion		6,585

Long-term obligations		$244,150

      The rental commitments schedule is comprised of all locations and equipment for which the Company has the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution locations and corporate offices. In addition to the commitments scheduled above, the Company has executed lease agreements for future store openings with total minimum lease payments of $255,319,000. The typical lease term for these agreements is 10 to 15 years. The Company does not have the right to control the use of the property under these leases at January 30, 2005.
      Minimum payments have not been reduced by sublease income. Future sublease income for operating and capital leases as of January 30, 2005 was as follows (in thousands):

Sublease
Income

2005	$4,567
2006	4,588
2007	4,448
2008	4,342
2009	3,538
Thereafter	19,918

$41,401

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Structured Lease Facilities
      The Company previously entered into lease agreements for certain stores as part of a structured lease financing. The structured lease financing facilities provided a special purpose entity, not affiliated with the Company, with the necessary financing to complete the acquisition and construction of new stores. Once construction was completed, another special purpose entity, also not affiliated with the Company, leased the completed stores to the Company for a four-year term. After the four-year term expired, the Company was required to pay the balance of the financing, provide for the sale of the properties to a third party, or pay a guaranteed residual amount. The special purpose entity was created specifically to hold the properties, which consisted of two land parcels and seven stores. It engaged in no other business activity.
      In the first quarter of 2003, the Company made the decision to purchase the two land parcels, and based on current appraisals, it recorded a $1,700,000 loss in the consolidated financial statements. This purchase transaction was completed in the second quarter of 2003. In June 2003, the seven stores under the structured leasing facility were sold to a third party by the special purpose entity lessor. The Company immediately entered into lease agreements for the seven stores with the third party buyer. Based on the lease terms, the lease agreements for six of the seven buildings resulted in capital lease treatment under SFAS No. 13, “Accounting for Leases.” As a result, the Company recognized capital lease assets and related obligations of approximately $10,700,000 upon execution of the lease agreements. One of the buildings and the related land for all seven stores are classified as operating leases. These transactions eliminated any arrangements between the Company and special purpose entities.

Note 15 —	Commitments and Contingencies

Litigation
      On January 16, 2001, certain former stockholders of Pet City Holdings, a U.K. corporation (“Pet City”), including Richard Northcott, who was a PETsMART board member from December 1996 to September 1997, filed two complaints, one in federal court and one in state court, seeking damages against PETsMART and certain of its former or current officers and directors. These plaintiffs subsequently dismissed the state court complaint prior to the issuance of any rulings on the merits, and added the claims from the state complaint to a consolidated federal complaint. The consolidated complaint related to the 1996 acquisition of Pet City by PETsMART. Plaintiffs alleged misrepresentations or omissions that misled the shareholders of Pet City concerning PETsMART’s business, financial status and prospects. As a result of a series of mediations before a retired federal magistrate judge, the parties settled the case out of court in January 2003 and stipulated to a dismissal of plaintiffs’ consolidated complaint with prejudice. The dismissal order was entered by the court on February 18, 2003. In 2003, the Company paid a settlement fee of $16,400,000, and in 2001 and 2002, the Company recorded approximately $5,000,000 and $13,200,000, respectively, for settlement fees, legal costs and taxes associated with the litigation.
      The Company recognized a $3,600,000 gain from a legal settlement in the fourth quarter of fiscal 2004.
      The Company is involved in the defense of various other legal proceedings that it does not believe are material to its business.

Guarantees
      The following is a summary of agreements that the Company has determined are within the scope of FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of January 30, 2005, except as noted below.

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
      As of January 30, 2005, the Company had letters of credit for guarantees of $33,650,000 for insurance policies, $2,000,000 for capital lease agreements and $102,000 for utilities. The liabilities associated with the insurance policies, capital leases and utilities were recorded in the consolidated balance sheet as of January 30, 2005.

Tax Contingencies
      The Company accrues for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 30, 2005, the Company had an accrual for income tax contingencies of approximately $17,000,000. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.

Purchase Commitment
      The Company has purchase obligations for certain advertising approximating $7,366,000 in fiscal 2005.

Note 16 —	Stock Incentive Plans

Employee Stock Purchase Plan
      The Company has an Employee Stock Purchase Plan (“ESPP”) that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. A maximum of 4,000,000 shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. A total of 134,000, 430,000 and 468,000 shares were purchased in 2004, 2003 and 2002, respectively, for aggregate proceeds of $2,681,000, $5,328,000 and $3,284,000, respectively.

Restricted Stock
      The Company may grant restricted stock under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan. Under the terms of the plans, employees may be awarded shares of common stock of the Company, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares of common stock

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
awarded under the plans are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by, or service to, the Company is terminated for any reason, the Company is entitled to simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.
      In fiscal 2004 and 2003, the Company awarded 617,000 and 583,000 shares of restricted stock and recorded approximately $15,003,000 and $8,882,000, respectively, as deferred compensation with an offsetting credit to additional paid-in capital. Such deferred compensation is being amortized ratably by a charge to income over the four-year term of the restricted stock awards. In fiscal 2004 and 2003, the Company recorded $4,812,000 and $2,090,000, respectively, of compensation expense for restricted stock. During fiscal year 2004 and 2003, approximately 125,000 and 9,000 shares, respectively, were reacquired by the Company due to employee terminations.

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
      In fiscal 1998, the Company awarded 286,000 shares under the Restricted Stock Bonus Plan and recorded approximately $3,003,000 as deferred compensation with an offsetting credit to additional paid-in capital. The Company accounted for this plan under APB No. 25 and related Interpretations. Such deferred compensation was being amortized ratably by a charge to income over the five-year term of the restricted stock awards. During fiscal 2003 and 2002 approximately 5,500 and 9,200 shares, respectively, were reacquired by the Company due to employee terminations. In fiscal 2004, no shares were acquired by the Company due to employee terminations.
      In fiscal 2003, all remaining shares became fully vested. At February 1, 2004 there were no remaining outstanding shares under the Restricted Stock Bonus Plan and the compensation expense had been fully recognized. Compensation expense was $19,000 and $172,000 in fiscal 2003 and 2002, respectively.

Stock Options
      During fiscal 2003, the Company’s stockholders approved an amendment and restatement of the 1995 Equity Incentive Plan as the 2003 Equity Incentive Plan. The amendments to the 2003 Equity Incentive Plan included an increase of 7,000,000 shares of common stock authorized for issuance, an extension of the term to August 31, 2007, a minimum exercise price for all options granted be equivalent to the fair market value on the date of the grant, a cap of 20% on awards that may be granted below fair market value on the date of grant, and the awards subject to the cap shall have a cumulative weighted average vesting period of at least three years. The Company may grant under the PETsMART, Inc. 1997 Equity Incentive Plan and the PETsMART, Inc. 2003 Equity Incentive Plan either incentive stock options, nonstatutory options or other stock awards to purchase up to 19,621,700 shares of common stock. These grants are made to employees, including officers, consultants and directors of the Company, at the fair market value on the date of the grant. At January 30, 2005, stock options to purchase 10,725,200 shares of common stock were outstanding with

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
exercise prices ranging from $2.41 to $35.00 per share, and 8,896,500 additional options or awards may be issued under these plans. Options generally vest over a period of three to four years and expire ten years after the date of grant. As of January 30, 2005, stock options to purchase 305,200 shares of common stock were also outstanding under the Company’s 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.03 to $19.00 per share. The 1996 Non-Employee Directors Equity Plan expired on May 11, 2002, and no further options may be granted under this plan.
      Activity in all of the Company’s stock option plans is as follows (in thousands except per share data):

		Weighted
		Average Exercise
	Shares	Price per Share

Outstanding, February 3, 2002	15,256	$7.11
Granted	3,453	11.33
Exercised	(3,569)	6.86
Canceled	(647)	6.61

Outstanding, February 2, 2003	14,493	8.20
Granted	3,227	15.31
Exercised	(3,914)	7.84
Canceled	(779)	12.75

Outstanding, February 1, 2004	13,027	9.80
Granted	3,055	24.27
Exercised	(4,073)	9.10
Canceled	(979)	16.33

Outstanding, January 30, 2005	11,030	$13.48

      As of January 30, 2005, February 1, 2004 and February 2, 2003, the Company had 6,124,000, 7,371,000 and 8,512,000 exercisable stock options, respectively.
      The following table summarizes information about the Company’s stock options as of January 30, 2005:

	Options Outstanding			Options Exercisable

		Weighted Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In thousands)			(In thousands)
$ 2.410 - $ 2.410	16	5.88	$2.41	13	$2.41
$ 2.500 - $ 3.030	1,196	6.15	$3.03	1,107	$3.03
$ 3.062 - $ 7.531	1,324	4.91	$5.07	1,302	$5.05
$ 7.625 - $ 9.188	1,145	4.08	$8.20	1,114	$8.18
$ 9.380 - $10.530	140	3.78	$9.94	133	$9.93
$ 10.55 - $10.550	1,443	7.02	$10.55	918	$10.55
$10.700 - $14.620	716	5.12	$12.98	540	$12.85
$14.880 - $23.340	2,241	7.47	$15.46	945	$15.84
$23.420 - $23.420	2,333	9.01	$23.42	—	$—
$23.510 - $35.000	476	9.01	$28.91	52	$26.15

	11,030	6.80	$13.48	6,124	$8.71

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17 —	Supplemental Schedule of Cash Flows
      Supplemental cash flow information for fiscal 2004, 2003 and 2002 was as follows (in thousands):

	Fiscal Year

	2004	2003	2002

Interest paid	$21,844	$18,553	$18,457
Income taxes paid, net of refunds	$87,468	$52,983	$74,009
Conversion of subordinated notes to common stock	$—	$—	$174,732
Assets acquired using capital lease obligations	$86,677	$10,701	$11,263
Dividends declared but unpaid	$4,363	$2,864	$—

Note 18 —	Financial Information by Business Segment
      As of February 2, 2004, the Company had three operating segments; PETsMART North America, which included all retail stores, PETsMART Direct, which included the Company’s equine catalog and equine Internet operations and PETsMART.com, which included the Company’s pet catalog and pet Internet operations. As of January 30, 2005, the Company had two operating segments as a result of the integration of PETsMART Direct and PETsMART.com during the first quarter of fiscal 2004. The Company evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined that the reorganized PETsMART Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.
Note 19 — Selected Quarterly Financial Data (Unaudited)
      Summarized quarterly financial information for fiscal 2004 and 2003 restated for the Company’s corrections for lease accounting (See Note 2) is as follows:

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended January 30, 2005
As previously reported(1)
Net sales	$796,314	$805,990	$826,844
Gross profit	241,984	244,926	252,205
Operating income	62,669	46,963	63,284
Income before income tax expense	59,082	43,153	59,374
Net income	$35,844	$34,078	$35,885
Earnings per common share:
Basic	$0.25	$0.24	$0.25
Diluted	$0.24	$0.23	$0.24
Adjustments
Gross profit	$(2,476)	$(1,771)	$(2,677)
Operating income	(1,533)	(1,038)	(1,844)
Income before income tax expense	(1,754)	(1,189)	(2,017)
Net income	$(1,134)	$(769)	$(1,303)
Earnings per common share:
Basic	$(0.01)	$(0.01)	$(0.01)
Diluted	$(0.01)	$(0.01)	$(0.01)

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

As restated(1)
Net sales	$796,314	$805,990	$826,844	$934,304
Gross profit	239,508	243,155	249,528	303,009
Operating income	61,136	45,925	61,440	112,478
Income before income tax expense	57,328	41,964	57,357	107,795
Net income	$34,710	$33,309	$34,582	$68,627
Earnings per common share:
Basic	$0.24	$0.23	$0.24	$0.47
Diluted	$0.23	$0.22	$0.23	$0.46
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Weighted average common and common equivalent shares outstanding
Basic	143,150	143,546	144,231	144,627
Diluted	149,289	149,676	149,780	150,098

(1)	The fourth quarter of fiscal 2004 had not been reported previously, and therefore did not require restatement.

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Fiscal Year Ended February 2, 2004
As previously reported
Net sales	$695,542	$724,864	$732,677	$840,032
Gross profit	205,619	215,871	218,182	270,262
Operating income	44,480	50,252	52,128	97,068
Income before income tax expense	40,179	45,871	48,326	93,456
Net income	$24,610	$28,096	$29,599	57,244
Earnings per common share:
Basic	$0.18	$0.20	$0.21	$0.40
Diluted	$0.17	$0.19	$0.20	$0.39
Adjustments
Gross profit	$(2,143)	$(3,152)	$(3,025)	$(3,663)
Operating income	(1,293)	(2,319)	(2,274)	(1,063)
Income before income tax expense	(1,242)	(2,268)	(2,223)	(1,012)
Net income	$(764)	$(1,394)	$(1,367)	$(622)
Earnings per common share:
Basic	$(0.01)	$(0.01)	$(0.01)	$—
Diluted	$(0.01)	$(0.01)	$(0.01)	$—

PETsMART, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

As restated
Net sales	$695,542	$724,864	$732,677	$840,032
Gross profit	203,476	212,719	215,157	266,599
Operating income	43,187	47,933	49,854	96,005
Income before income tax expense	38,937	43,603	46,103	92,444
Net income	$23,846	$26,702	$28,232	$56,622
Earnings per common share:
Basic	$0.17	$0.19	$0.20	$0.40
Diluted	$0.16	$0.18	$0.19	$0.38
Dividends declared per common share	$—	$0.02	$—	$0.02
Weighted average common and common equivalent shares outstanding
Basic	140,222	141,186	142,571	142,583
Diluted	144,638	146,522	148,504	148,241
Note 20 — Subsequent Events
      On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 20, 2005 to stockholders of record on April 29, 2005.
      In February 2005, the Company completed a legal settlement resulting in a pre-tax gain of approximately $8,500,000, net of legal costs. This gain will be recognized in the first quarter of fiscal 2005.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona
      We have audited the consolidated financial statements of PETsMART, Inc. and subsidiaries (the “Company”) as of January 30, 2005 and February 1, 2004, and for each of the three fiscal years in the period ended January 30, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005, and the effectiveness of the Company’s internal control over financial reporting as of January 30, 2005, and have issued our reports thereon dated April 11, 2005 (our report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the restatement of the financial statements and our report on internal control over financial reporting expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of a material weakness); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
April 11, 2005

A-1

SCHEDULE II
PETsMART, INC. AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period

	(In thousands)
Valuation reserve deducted in the balance sheet from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
Fiscal 2002	$3,001	$1,703	$(3,292)	$1,412

Fiscal 2003	$1,412	$1,502	$(1,069)	$1,845

Fiscal 2004	$1,845	$387	$(949)	$1,283

Shrink
Fiscal 2002	$9,748	$16,912	$(16,417)	$10,243

Fiscal 2003	$10,243	$15,375	$(15,563)	$10,055

Fiscal 2004	$10,055	$15,186	$(20,955)	$4,286

A-2

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.20	Summary of Directors’ Compensation
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended