Form 10-Q
period 2005-05-01
PETSMART INC
filed 2005-06-10
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 1, 2005

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

(1) Yes ☑ No ☐
(2) Yes ☑ No ☐

     Indicate by check mark whether registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 143,553,775 Shares at May 25, 2005

PETsMART, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PETsMART, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheet of PETsMART, Inc. and subsidiaries (the “Company”) as of May 1, 2005, and the related condensed consolidated statements of operations and cash flows for the 13-week periods ended May 1, 2005 and May 2, 2004. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2, the accompanying condensed consolidated financial statements have been restated.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PETsMART, Inc. and subsidiaries as of January 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to restatement for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment, (not presented herein); and in our report dated April 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 3 that were applied to restate the January 30, 2005 consolidated balance sheet of PETsMART, Inc. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2005 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP
Phoenix, Arizona
June 8, 2005

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	May 1,	January 30,
	2005	2005
Assets
Cash and cash equivalents	$109,187	$87,032
Short-term investments	287,125	313,575
Receivables, net	19,100	27,123
Merchandise inventories	345,870	337,281
Deferred income taxes	22,282	19,881
Prepaid expenses and other current assets	50,750	43,958

Total current assets	834,314	828,850

Property and equipment, net	712,862	699,262
Long-term investments	33,526	33,526
Deferred income taxes	79,164	81,863
Goodwill	14,422	14,422
Intangible assets, net	2,294	2,369
Other noncurrent assets	20,728	18,115

Total assets	$1,697,310	$1,678,407

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$159,535	$130,320
Accrued payroll, bonus and employee benefits	81,350	86,626
Accrued occupancy expenses	38,123	33,978
Current maturities of capital lease obligations	8,517	6,585
Other current liabilities	120,130	93,412

Total current liabilities	407,655	350,921

Capital lease obligations	260,429	244,150
Deferred rents and other noncurrent liabilities	106,161	109,389

Total liabilities	774,245	704,460

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 250,000 shares authorized, 150,821 and 149,517 shares issued	15	15
Additional paid-in capital	955,320	918,774
Deferred compensation	(36,573)	(14,444)
Retained earnings	223,378	182,959
Accumulated other comprehensive income	902	1,618
Less: treasury stock, at cost, 7,705 and 4,087 shares	(219,977)	(114,975)

Total stockholders’ equity	923,065	973,947

Total liabilities and stockholders’ equity	$1,697,310	$1,678,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended
	May 1, 2005	May 2, 2004
		(As restated,
		see Note 2)

Net sales	$903,150	$796,314
Cost of sales	623,514	556,806

Gross profit	279,636	239,508

Operating, general and administrative expenses	201,837	183,436

Operating income	77,799	56,072

Interest income	2,032	897
Interest expense	(7,531)	(4,705)

Income before income tax expense	72,300	52,264
Income tax expense	27,591	20,378

Net income	$44,709	$31,886

Earnings per common share:
Basic	$0.31	$0.22

Diluted	$0.30	$0.21

Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 13 weeks ended
	May 1,	May 2,
	2005	2004
		(As restated,
		see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$44,709	$31,886
Depreciation and amortization	32,804	23,944
(Gain) loss on disposal of property and equipment	(178)	408
Stock-based compensation expense	6,236	6,240
Deferred income taxes	298	(3,159)
Changes in assets and liabilities:
Receivables, net	8,035	5,485
Merchandise inventories	(8,696)	(13,370)
Prepaid expenses and other current assets	(6,908)	(4,061)
Other noncurrent assets	(2,609)	(3,590)
Accounts payable	24,494	23,794
Accrued payroll, bonus and employee benefits	(5,237)	(9,839)
Accrued occupancy expenses	4,205	(157)
Other current liabilities	26,594	8,426
Deferred rents and other noncurrent liabilities	(2,519)	(1,422)

Net cash provided by operating activities	121,228	64,585

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(27,228)	(10,604)
Purchases of available-for-sale investments	(85,075)	(312,112)
Sales of available-for-sale investments	111,525	274,712
Proceeds from sales of property and equipment	52	15

Net cash used in investing activities	(726)	(47,989)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	7,028	9,266
Purchases of treasury stock	(105,001)	(19,426)
Payments on capital lease obligations	(1,077)	(1,318)
Increase (decrease) in bank overdraft	4,772	(2,468)
Tax benefits from tax deductions in excess of the compensation cost recognized	1,152	3,939
Cash dividends paid to stockholders	(4,363)	(2,864)

Net cash used in financing activities	(97,489)	(12,871)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(858)	(1,709)

INCREASE IN CASH AND CASH EQUIVALENTS	22,155	2,016

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,032	92,535

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$109,187	$94,551

The accompanying notes are an integral part of these condensed consolidated financial statements.

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 1 — GENERAL:

     PETsMART, Inc., and subsidiaries (the “Company” or “PETsMART”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of May 1, 2005, the Company operated 740 retail stores. The Company offers a broad line of products for all life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PETsMART is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 440 of the Company’s stores.

     PETsMART’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information. Accordingly, they do not include all the information and footnotes required by accounting principles generally accepted for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented. Certain reclassifications have been made to prior period financial statements to present them on a basis comparable with the current period’s presentation.

     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended May 1, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.

     For further information, refer to the financial statements and related footnotes for the fiscal year ended January 30, 2005, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 12, 2005.

NOTE 2 – RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:

Accounting for Leases

     As discussed in the Company’s Form 10-K for the fiscal year ended January 30, 2005, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants clarifying the SEC staff’s interpretation of certain accounting issues and their application under accounting principles generally accepted in the United States of America (“GAAP”) relating to leases. As a result, PETsMART conducted an internal review and determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.

     Rent holiday periods

     The Company had historically recognized rent holiday periods on a straight-line basis over the lease term commencing with the store opening date. The Company has now determined that the lease term should include all periods in which the Company has the right to control the use of the property, including construction and set-up periods prior to the store opening.

     Rent increases

     Many of the Company’s leases have rent escalation provisions based on a factor of the Consumer Price Index (“CPI”) with specified maximum increase amounts. These leases have historically been accounted for under the Financial Accounting Standards Board (“FASB”) Statements of Financial Accounting Standard (“SFAS”) No. 29, Determining Contingent Rentals, which provides that probability-based contingent rentals should be expensed as incurred. However, in connection with the Company’s internal review of its lease accounting practices, the Company determined that in almost all cases, these leases reach their maximum rate increase and the maximum rate increase should be included in the straight-line rental expense.

     The primary effect of the correction of the accounting for rent holiday periods and rent increases is to accelerate the recognition of rent expense and to increase deferred rent liability balances. In situations where the affected lease is a capital lease, the correction may increase the capital lease asset and the related obligation, as well as the amount of interest and depreciation expense recognized in the condensed consolidated statements of operations.

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

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

     Tenant improvement allowances

     The Company had historically accounted for tenant improvement allowances as reductions in the related leasehold improvement asset in the condensed consolidated balance sheets and as a reduction in capital expenditures in investing activities in the condensed consolidated statements of cash flows. Management has now determined that FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent in the condensed consolidated balance sheets and as a component of operating activities in the condensed consolidated statements of cash flows.

     In addition to the lease corrections outlined above, and as a result of its lease accounting review, the Company corrected the classification of certain items, including the amortization of leasehold improvements and expenses related to capitalized leases, in its condensed consolidated statement of operations to conform with GAAP.

Classification of Auction Rate Securities

     In fiscal 2004, the Company determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process. The Company recorded investments in ARS as of May 1, 2005 and January 30, 2005 as short-term investments and has recorded the purchase and sale activity of ARS in cash flows from investing activities in the condensed consolidated financial statements.

     Following is a summary of the effects of the corrections discussed above and the adoption of SFAS No. 123(R), “Share-Based Payments,” as discussed in Note 3 (in thousands, except per share data):

	Condensed Consolidated Statement of Operations
		Lease	Adoption of
	As previously	accounting	SFAS No.
Thirteen weeks ended May 2, 2004	reported	corrections	123(R)	As restated
Net sales	$796,314	$—	$—	$796,314
Cost of sales	554,330	2,476	—	556,806

Gross profit	241,984	(2,476)	—	239,508
Operating, general and administrative expenses	179,315	(943)	5,064	183,436

Operating income	62,669	(1,533)	(5,064)	56,072
Interest expense, net	3,587	221	—	3,808

Income before tax expense	59,082	(1,754)	(5,064)	52,264
Income tax expense	23,238	(620)	(2,240)	20,378

Net income	$35,844	$(1,134)	$(2,824)	$31,886

Earnings per common share:
Basic	$0.25	$(0.01)	$(0.02)	$0.22

Diluted	$0.24	$(0.01)	$(0.02)	$0.21

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

NOTE 3 – STOCK-BASED COMPENSATION:

     The Company has stock option plans as well as an employee stock purchase plan. Prior to January 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payments,” using the modified retrospective transition method, which allows the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123.

     Stock-based compensation cost recognized in the thirteen weeks ended May 1, 2005 includes: (a) compensation cost for all share-based payments granted prior to January 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

     The Company estimated the fair value of stock awards issued during the thirteen weeks ended May 1, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of stock awards issued on and before January 30, 2005 was estimated using the Black-Scholes option pricing model. Each option valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted during the thirteen weeks ended May 1, 2005 and May 2, 2004, was $12.03 and $11.33, respectively. The following assumptions were used to value grants:

	Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Dividend yield	0.45%	0.43%
Expected volatility	35.0%	61.5%
Risk-free interest rate	2.65% to 4.21%	1.55% to 4.49%
Forfeiture rate	13.0%	N/A(1)
Expected lives (in years)	6.96	2.69

(1) Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

     Compensation cost for options granted prior to January 31, 2005 is recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after January 30, 2005 is recognized on a straight-line

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

	Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Operating, general and administrative expenses
Stock options and employee stock purchase plan expense	$3,959	$5,064
Restricted stock expense	2,277	1,176

	$6,236	$6,240

Tax benefit	$2,648	$2,563

     The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, was not material and is included in operating, general and administrative expenses in the condensed consolidated statements of operations.

     As of May 1, 2005, there was $65,783,000 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average period of 3.1 years.

     Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the condensed consolidated statement of cash flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options.

     The condensed consolidated statement of cash flows for the thirteen weeks ended May 2, 2004 has been restated to reflect a decrease in cash flow from operating activities of $3,939,000 with a corresponding increase in cash flow from financing activities related to excess tax benefits.

NOTE 4 – INTANGIBLE ASSETS:

     Intangible assets consisted solely of trademarks that have an estimated useful life of 10 to 15 years. The trademarks have zero residual value. Changes in the carrying amount for the thirteen weeks ended May 1, 2005 were as follows (in thousands):

		Accumulated
	Carrying Amount	Amortization	Net
Balance, January 30, 2005	$4,994	$(2,625)	$2,369
Changes	15	(90)	(75)

Balance, May 1, 2005	$5,009	$(2,715)	$2,294

     Amortization expense for the intangible assets was $90,000 during the thirteen weeks ended May 1, 2005. The Company estimates the amortization expense to be approximately $270,000 for the remainder of the year. For fiscal years 2006 through 2010, the Company estimates the amortization expense to be approximately $360,000 each year.

NOTE 5 – RESERVE FOR CLOSED STORES:

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

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2005	2004
Opening balance	$9,141	$14,762
Charges, net	1,792	1,859
Payments	(698)	(1,328)

Ending balance	$10,235	$15,293

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.

NOTE 6 – COMPREHENSIVE INCOME:

     Foreign currency translation adjustments were the only component of other comprehensive income, and are reported separately in stockholders’ equity (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2005	2004
Net income	$44,709	$31,886
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(716)	(2,961)

Total comprehensive income	$43,993	$28,925

     The income tax benefit related to the foreign currency translation adjustments was approximately $295,000 and $1,920,000 for the thirteen weeks ended May 1, 2005 and May 2, 2004, respectively.

NOTE 7 — EARNINGS PER SHARE:

     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon exercise of outstanding common stock options, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.

     A reconciliation of the basic and diluted earnings per share calculations for the thirteen weeks ended May 1, 2005 and May 2, 2004 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Net income	$44,709	$31,886

Weighted average shares – Basic	142,690	143,150
Effect of dilutive securities:
Options	5,458	6,139

Weighted average shares – Diluted	148,148	149,289

Earnings per common share
Basic	$0.31	$0.22

Diluted	$0.30	$0.21

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In the thirteen weeks ended May 1, 2005 and May 2, 2004, options to purchase approximately 976,000 and 77,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

NOTE 8 – EQUITY:

     Share Repurchase Program

     In April 2000, the Board of Directors approved a plan to purchase the Company’s common stock. In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal year 2005. This program replaced the March 2003 program. During the thirteen weeks ended May 1, 2005, the Company purchased approximately 3,618,000 shares of its common stock for $105,001,000, or an average price of $29.02 per share under the September 2004 program, which completed the authorized purchase of $150,000,000 of the Company’s common stock.

     Dividends

     On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 20, 2005 to stockholders of record on April 29, 2005.

     Restricted Stock

     During the thirteen weeks ended May 1, 2005 and May 2, 2004, the Company awarded 892,000 and 538,000 shares of restricted stock and recorded approximately $26,720,000 and $12,611,000, respectively, as deferred compensation with an offsetting credit to additional paid-in capital. During the thirteen weeks ended May 1, 2005 and May 2, 2004, the Company recognized approximately $2,277,000 and $1,176,000, respectively, in compensation expense for restricted stock.

NOTE 9 – SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:

     Supplemental cash flow information for the thirteen weeks ended May 1, 2005 and May 2, 2004, was as follows (in thousands):

	Thirteen Weeks Ended
	May 1,	May 2,
	2005	2004
Interest paid	$7,715	$4,195
Income taxes paid (refunded), net	$2,857	$(63)
Assets acquired using capital lease obligations	$19,449	$13,045
Assets acquired using other current liabilities	$276	$—
Dividends declared but unpaid	$4,292	$4,331

NOTE 10 – LONG-TERM INVESTMENTS:

     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 440 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, the Company’s Chairman and Chief Executive Officer, and Robert F. Moran, the Company’s President and Chief Operating Officer, are members of the board of directors of MMIH. The Company’s investment consists of common and convertible preferred stock. As of May 1, 2005, the Company owned approximately 16.5% of the voting stock, and approximately 35.9% of the combined voting and non-voting stock of MMIH. The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in its condensed consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $2,950,000 and $2,048,000 during the first quarter of 2005 and 2004, respectively. Licensing fees receivable from MMI totaled $1,394,000 and $5,358,000 at May 1, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     In March 2005, the Company entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital.

NOTE 11 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:

     In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS, No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The EITF specifically addresses paragraph 42 of SFAS No. 144, which states the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company adopted EITF No. 03-13 on January 31, 2005, and the adoption had no impact on its consolidated financial position or results of operations.

NOTE 12 – CONTINGENCIES:

Litigation

     The Company recognized a one-time $8,500,000 gain, net of legal costs, from a legal settlement in the first quarter of 2005, which was recorded in operating, general and administrative expenses in the condensed consolidated statements of operations.

     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.

Guarantees

     The following is a summary of agreements the Company has determined are within the scope of FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of May 1, 2005, except as noted below.

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

     As of May 1, 2005, a total of $43,479,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.

     Tax Contingencies

     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At May 1, 2005, the Company had an accrual for income tax contingencies of approximately $17,600,000, which was included in other current liabilities in the condensed consolidated balance sheets. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.

PETsMART, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements
(Unaudited)

     Purchase Commitment

     The Company has purchase obligations for certain advertising of approximately $4,522,000 for the remainder of fiscal 2005.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for the historical information contained in this document, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to:

•	If we are unable to increase sales at our existing stores or successfully open new stores, our results of operations could be harmed.

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction, or increased costs in the operation or expansion of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed, our business could be harmed.

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet food and pet supply retailing industry and the timing of expenses, new store openings and store closures.

•	The pet food and pet supply retail industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms.

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

•	A determination by tax regulators on an issue may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial position.

•	Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales.

•	Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock.

•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.

•	For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2004 fiscal year ended January 30, 2005, filed with the Securities and Exchange Commission on April 12, 2005, which is incorporated herein by reference.

     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the corrections and adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standard, or SFAS, No. 123(R), “Share-Based Payments,” discussed in Note 2 and Note 3 to the Notes to the Condensed Consolidated Financial Statements.

Overview

     Based on our 2004 sales of $3.4 billion, we are the leading provider of products, services and solutions for the lifetime needs of pets in North America. As of May 1, 2005, we operated 740 stores, typically ranging in size from 19,000 to 27,000 square feet. During the first quarter of fiscal 2005, we opened 14 net new stores, and we anticipate opening approximately 86 net new stores for the remainder of the year resulting in 100 net new stores in 2005. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories. We continue to invest in education for our approximately 31,500 full and part-time associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services.

     We make full-service veterinary care available in approximately 440 of our stores through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield. As of May 1, 2005, we operated 17 PETsHOTELs within our retail stores and one stand-alone location. During the first quarter of 2005, we opened one new PETsHOTEL. We anticipate opening eleven new PETsHOTELs in the remainder of the year resulting in twelve new PETsHOTELs in fiscal 2005. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PETsHOTEL locations, at a retail store in Pasadena, California, and we will continue to evaluate the results. We anticipate opening four to five new Doggie Day Camps in the remainder of the year.

     We also reach customers through our direct marketing channels, including PETsMART.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and two major branded catalogs.

Executive Summary

•	Diluted earnings per common share increased 42.9% to $0.30, on net income of $44.7 million, for the first quarter of 2005 compared to diluted earnings per common share of $0.21 on net income of $31.9 million for the first quarter of 2004. The increase in earnings for the first quarter of 2005 is due to a combination of revenue gains and gross profit rate improvement, partially offset by an increase in operating, general and administrative expenses and income taxes. The first quarter of 2005 included a one-time $8.5 million pretax gain from a legal settlement.

•	Net sales increased 13.4% to $903.2 million for the first quarter of 2005 compared to $796.3 million for the first quarter of 2004 due to the addition of 76 net new stores since the first quarter of 2004 and a comparable same store sales increase of 5.7%. Services sales also increased 20.8% over the prior year amounts.

•	Gross margins increased 88 basis points for the first quarter of 2005 compared to the first quarter of 2004 as we saw positive results from our price optimization initiative, which is protecting and enhancing gross margins even as we pursue our loyalty card program, as well as improved buying procedures. Occupancy and other fixed costs were also lower as a percentage of revenue in the first quarter of 2005 compared to the first quarter of 2004.

•	Operating, general and administrative costs decreased to 22.3% of net sales in the first quarter of 2005, compared to 23.0% for the first quarter of 2004 primarily due to the $8.5 million legal settlement recognized in 2005.

•	During the first quarter of 2005, we purchased approximately 3.6 million shares of our common stock for approximately $105.0 million, or an average price of $29.02 per share, and we declared cash dividends totaling $0.03 per share.

•	We expect to open 86 net new stores, eleven new PETsHOTELs, and four to five new Doggie Day Camps in the remainder of fiscal 2005. We also anticipate same store sales growth of five to six percent for the remainder of fiscal 2005.

•	Capital expenditures for the first quarter of 2005 were $27.2 million, and we anticipate spending between $220 million and $230 million for capital expenditures in all of fiscal 2005.

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

     As of May 1, 2005 and January 30, 2005, we had 19 and 17 stores included in our closed store reserve, of which 14 and 12 were under sublease agreements, respectively. We have assumed that as of May 1, 2005, three additional stores will have sublease income in future periods, which represents a $2.6 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.6 million. We closed two stores during each of the first quarters of 2005 and 2004. The closed store reserves are as follows (in thousands):

	May 1,	January 30,
	2005	2005
Total remaining gross occupancy costs	$55,598	$46,772
Less:
Expected gross sublease income	(40,850)	(35,215)
Interest costs	(4,513)	(2,416)

Closed store reserve	$10,235	$9,141

Insurance Liabilities and Reserves

     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.1 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of May 1, 2005 and January 30, 2005, we had approximately $44.0 million and $40.6 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Income Taxes

     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at May 1, 2005 and January 30, 2005 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based upon our view of the likely outcomes of current and future audits. Our accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At May 1, 2005 and January 30, 2005, we had an accrual for income tax contingencies of approximately $17.6 million and $17.0 million, respectively. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.

     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service is currently examining our tax returns for the 2002 and 2003 tax years. We believe an adequate provision for taxes has been made for all years.

Results of Operations

     The following table presents the percent of net sales of certain items included in our condensed consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended
	May 1, 2005	May 2, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	69.0	69.9

Gross profit	31.0	30.1
Operating, general and administrative expenses	22.3	23.0

Operating income	8.6	7.0
Interest income	0.2	0.1
Interest expense	(0.8)	(0.6)

Income before income tax expense	8.0	6.6
Income tax expense	3.1	2.6

Net income	5.0%	4.0%

Thirteen Weeks Ended May 1, 2005, Compared with Thirteen Weeks Ended May 2, 2004

Net Sales

     Net sales increased $106.8 million, or 13.4%, to $903.2 million for the first quarter of 2005, from the first quarter of 2004 sales of $796.3 million. The sales increase was due to 76 additional net new stores since May 2, 2004 and a 5.7% increase in comparable store sales. Services sales, which is included in the net sales amount discussed above, and includes grooming, pet training, PETsHOTEL and Day Camp operations, increased by 20.8%, or $12.2 million, to $70.6 million.

Gross Profit

     Gross profit increased 88 basis points as a percentage of net sales to 31.0% for the first quarter of 2005 from 30.1% for the first quarter of 2004 as we saw results from our price optimization initiative, which is protecting and enhancing gross margins even as we pursue our loyalty card program, as well as improved buying practices. Occupancy and other fixed costs included in cost of sales were also lower as a percentage of revenue in the first quarter of 2005 compared to the first quarter of 2004.

Operating, General and Administrative Expenses

     Operating, general and administrative expenses decreased as a percentage of net sales to 22.3% for the first quarter of 2005 from 23.0% for the first quarter of 2004. This decrease was primarily due to a one-time $8.5 million legal settlement gain. This was partially offset by a decrease in foreign exchange gains. We recognized $4.0 million in gains from foreign currency transactions in the first quarter of 2004. In addition, advertising and closed store expenses totaling approximately $5.0 million that we expected to incur in the first quarter of 2005 will be incurred the last three quarters of the fiscal year.

Interest Income

     Interest income increased to $2.0 million for the first quarter of 2005 compared to $0.9 million for the first quarter of 2004 primarily due to an increase in interest rates.

Interest Expense

     Interest expense increased to $7.5 million for the first quarter of 2005, from $4.7 million for the first quarter of 2004. The increase was primarily due to interest related to increased capital lease obligations.

Income Tax Expense

     In the first quarter of 2005, the $27.6 million income tax expense represents an effective rate of 38.2%, compared with the first quarter of 2004 income tax expense of $20.4 million, which represents an effective tax rate of 39.0%. The decrease in the effective rate was primarily due to the $8.5 million legal settlement. A portion of the settlement gain was offset by capital loss carryforwards.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

     The following table represents our cash and cash equivalents and short-term investments (in thousands):

	May 1,	January 30,
	2005	2005
Cash and cash equivalents	$109,187	$87,032
Short-term investments	287,125	313,575

Total	$396,312	$400,607

     We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased $22.2 million to $109.2 million in the first quarter of 2005. Short-term investments decreased $26.5 million to $287.1 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process.

     Cash provided by operations increased $56.6 million to $121.2 million in the first quarter of 2005, compared with $64.6 million in the first quarter of 2004. Cash provided by operating activities was generated primarily by net income of $44.7 million and non-cash depreciation and amortization and stock-based compensation expenses of $39.0 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $345.9 million at May 1, 2005 compared to $337.3 million at January 30, 2005 primarily due to the 14 net new stores in the first quarter of 2005. Other current liabilities increased $26.7 million to $120.1 million primarily due to an increase in income taxes payable.

     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PETsHOTEL construction costs and other expenditures to support our growth plans and initiatives. For the first quarter of 2005, we incurred $27.2 million in capital expenditures, compared with $10.6 million for the first quarter of 2004. The first quarter 2005 expenditures were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment for a new distribution center.

     Net cash used in financing activities for the first quarter of 2005 was $97.5 million, which is comprised primarily of $105.0 million for the purchase of treasury stock and $4.4 million for dividends, offset by $7.0 million in proceeds from the exercises of stock options and from our employee stock purchase plan. Net cash used in financing activities for the first quarter of 2004 was $12.9 million.

Operating Capital and Capital Expenditure Requirements

     Substantially all our stores are leased facilities. We opened 14 net new stores in the first quarter of 2005. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.2 million for inventory and approximately $0.1 million for preopening costs. Based on our current plan to open 100 net new stores, twelve new PETsHOTELs, and four to five new Doggie Day Camps, to fixture and equip a new distribution center in Illinois, to continue our investment in the development of our information systems and to add to our services capacity with the expansion of certain grooming salons, we expect total capital spending to be approximately $220 million to $230 million for fiscal 2005, of which we spent $27.2 million in the first quarter of 2005.

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

Letters of Credit

     As of May 1, 2005, a total of $43.5 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.

Credit Facility

     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of May 1, 2005, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance policies, capital lease agreements and utilities. During the first quarter of 2005, we were not in default on our credit facility.

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

Related Party Transactions

     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 440 of our stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of May 1, 2005, we owned approximately 16.5% of the voting stock, and approximately 35.9% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our condensed consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $3.0 million and $2.0 million during the first quarter of 2005 and 2004, respectively. Licensing fees receivable from MMI totaled $1.4 million and $5.4 million at May 1, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.

     In March 2005, we entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital.

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

Recent Accounting Pronouncements

     In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The EITF specifically addresses paragraph 42 of SFAS No. 144, which states the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We adopted EITF No. 03-13 on January 31, 2005, and the adoption had no impact on our consolidated financial position or results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

     We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Interest Rate Risk

     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during 2004 or in the first quarter of 2005. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.

Foreign Currency Risk

     Our Canadian subsidiary operates 26 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $23.6 million, or 2.6%, of our revenues for the first quarter of 2005 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within operating, general and administrative expenses in the consolidated statements of operations. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses.

Item 4. Controls and Procedures

     The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, evaluated the effectiveness of the Company’s disclosure controls and procedures as of May 1, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Security and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     In our 10-K for the 2004 fiscal year, we reported that our controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices were ineffective as of January 30, 2005 due to errors in our interpretation of GAAP. To remediate this material weakness, we changed our policies and procedures in the first quarter of 2005 to conform to GAAP, and we are implementing additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. No other changes in the Company’s internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended May 1, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of the Company’s disclosure controls and procedures as of May 1, 2005, the Company’s chief executive officer and chief financial officer concluded that, as of such date, the Company’s disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

     The Company recognized a one-time $8.5 million gain from a legal settlement in the first quarter of 2005.

     We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 1, 2005:

				Total Number of Shares	Value That May
	Total Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
January 31, 2005 to February 27, 2005	1,300,064	$30.67		1,300,064	$65,123,525
February 28, 2005 to April 3, 2005	1,602,000	$28.31		1,602,000	$19,775,864
April 4, 2005 to May 1, 2005	716,095	$27.62		716,095	$—

First Quarter Total	3,618,159	$29.02	(2)	3,618,159

(1)	In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35 million. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150 million of our common stock through fiscal year 2005. This program replaced the March 2003 program. During the first quarter of 2005, we purchased approximately 3.6 million shares of our common stock for approximately $105 million, or an average price of $29.02 per share.

(2)	Represents weighted average purchase price during the thirteen weeks ended May 1, 2005.

Item 5. Other Information

     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PETsMART is responsible for listing the non-audit services approved in the first quarter of 2005 by the PETsMART Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PETsMART. The non-audit tax services approved by the Audit Committee in the first quarter of 2005 were for federal and state tax services. The service has been approved in accordance with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.

Item 6. Exhibits

(a) Exhibits

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 9, 2005	PETsMART, Inc.,
/s/ Timothy E. Kullman
Timothy E. Kullman
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: June 9, 2005	/s/ Mark D. Mumford
Mark D. Mumford
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PETsMART, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.