Form 10-Q
period 2005-07-31
PETSMART INC
filed 2005-09-07
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended July 31, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
Common Stock, $.0001 Par Value, 143,257,587 Shares at August 26, 2005

PetSmart, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Company”) as of July 31, 2005, and the related condensed consolidated statements of operations for the 13-week and 26-week periods ended July 31, 2005 and August 1, 2004, and of cash flows for the 26-week periods ended July 31, 2005 and August 1, 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the accompanying condensed consolidated financial statements for the 13-week and 26-week periods ended August 1, 2004 have been restated.
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
DELOITTE & TOUCHE LLP
Phoenix, Arizona
September 6, 2005

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 31,	January 30,
	2005	2005
Assets
Cash and cash equivalents	$93,726	$87,032
Short-term investments	306,200	313,575
Receivables, net	24,101	27,123
Merchandise inventories	367,727	337,281
Deferred income taxes	22,282	19,881
Prepaid expenses and other current assets	84,602	43,958

Total current assets	898,638	828,850

Property and equipment, net	758,777	699,262
Long-term investments	33,526	33,526
Deferred income taxes	76,869	81,863
Goodwill	14,422	14,422
Intangible assets, net	2,211	2,369
Other noncurrent assets	21,905	18,115

Total assets	$1,806,348	$1,678,407

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$174,845	$130,320
Accrued payroll, bonus and employee benefits	90,685	86,626
Accrued occupancy expenses	38,903	33,978
Current maturities of capital lease obligations	8,606	6,585
Other current liabilities	120,906	93,412

Total current liabilities	433,945	350,921

Capital lease obligations	287,982	244,150
Deferred rents and other noncurrent liabilities	109,197	109,389

Total liabilities	831,124	704,460

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares and 250,000 shares authorized, 152,292 and 149,517 shares issued	15	15
Additional paid-in capital	950,135	904,330
Retained earnings	254,797	182,959
Accumulated other comprehensive income	1,249	1,618
Less: treasury stock, at cost, 8,068 and 4,087 shares	(230,972)	(114,975)

Total stockholders’ equity	975,224	973,947

Total liabilities and stockholders’ equity	$1,806,348	$1,678,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net sales	$899,097	$805,990	$1,802,247	$1,602,304
Cost of sales	615,037	562,377	1,238,551	1,119,183

Gross profit	284,060	243,613	563,696	483,121

Operating, general and administrative expenses	222,927	204,666	424,764	388,102

Operating income	61,133	38,947	138,932	95,019

Interest income	2,737	972	4,769	1,869
Interest expense	(7,333)	(4,933)	(14,864)	(9,638)

Income before income tax expense	56,537	34,986	128,837	87,250
Income tax expense	20,792	5,870	48,383	26,248

Net income	$35,745	$29,116	$80,454	$61,002

Earnings per common share:
Basic	$0.25	$0.20	$0.57	$0.43

Diluted	$0.24	$0.19	$0.54	$0.41

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 26 weeks ended
	July 31,	August 1,
	2005	2004
		(As restated,
		see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$80,454	$61,002
Depreciation and amortization	65,679	50,280
Loss on disposal of property and equipment	2,141	5,037
Stock-based compensation expense	12,473	14,489
Deferred income taxes	2,593	(7,678)
Changes in assets and liabilities:
Receivables, net	3,021	1,679
Merchandise inventories	(30,339)	(24,129)
Prepaid expenses and other current assets	(40,665)	(24,928)
Other noncurrent assets	(3,784)	(3,927)
Accounts payable	34,236	24,616
Accrued payroll, bonus and employee benefits	4,014	(248)
Accrued occupancy expenses	4,913	490
Other current liabilities	18,854	(13,738)
Deferred rents and other noncurrent liabilities	(554)	491

Net cash provided by operating activities	153,036	83,436

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(69,999)	(42,741)
Purchases of available-for-sale investments	(525,000)	(558,615)
Sales of available-for-sale investments	532,375	591,235
Increase in equity investment	—	(773)
Proceeds from sales of property and equipment	177	66

Net cash (used in) provided by investing activities	(62,447)	(10,828)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	24,346	23,964
Purchases of treasury stock	(115,997)	(35,000)
Payments on capital lease obligations	(2,908)	(3,171)
Increase (decrease) in bank overdraft	10,180	(340)
Tax benefits from tax deductions in excess of the compensation cost recognized	8,986	10,854
Cash dividends paid to stockholders	(8,656)	(7,189)

Net cash used in financing activities	(84,049)	(10,882)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	154	(375)

INCREASE IN CASH AND CASH EQUIVALENTS	6,694	61,351

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,032	92,535

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$93,726	$153,886

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc., and subsidiaries (the “Company” or “PetSmart”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of July 31, 2005, the Company operated 757 retail stores. The Company offers a broad line of products for all life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PetSmart is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 454 of the Company’s stores.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks and twenty-six weeks ended July 31, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.
     For further information, refer to the financial statements and related footnotes for the fiscal year ended January 30, 2005, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 12, 2005.
NOTE 2 — RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
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
     Rent increases
     Many of the Company’s leases have rent escalation provisions based on a factor of the Consumer Price Index (“CPI”) with specified maximum increase amounts. These leases have historically been accounted for under the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 29, Determining Contingent Rentals, which provides that probability-based contingent rentals should be expensed as incurred. However, in connection with the Company’s internal review of its lease accounting practices, the Company determined that in almost all cases, these leases reach their maximum rate increase and the maximum rate increase should be included in the straight-line rental expense.
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
Classification of Auction Rate Securities
     In fiscal 2004, the Company determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process. The Company recorded investments in ARS as of July 31, 2005 and January 30, 2005 as short-term investments and has recorded the purchase and sale activity of ARS in cash flows from investing activities in the condensed consolidated financial statements.
     Following is a summary of the effects of the corrections discussed above and the adoption of SFAS No. 123(R), “Share-Based Payments,” as discussed in Note 3 (in thousands, except per share data):

	Condensed Consolidated Statement of Operations
		Lease	Adoption of
	As previously	accounting	SFAS No.
Thirteen weeks ended August 1, 2004	reported	corrections	123(R)	As restated
Net sales	$805,990	$—	$—	$805,990
Cost of sales	561,064	1,313	—	562,377

Gross profit	244,926	(1,313)	—	243,613
Operating, general and administrative expenses	197,963	(275)	6,978	204,666

Operating income	46,963	(1,038)	(6,978)	38,947
Interest expense, net	3,810	151	—	3,961

Income before tax expense	43,153	(1,189)	(6,978)	34,986
Income tax expense	9,075	(420)	(2,785)	5,870

Net income	$34,078	$(769)	$(4,193)	$29,116

Earnings per common share:
Basic	$0.24	$(0.01)	$(0.03)	$0.20

Diluted	$0.23	$(0.01)	$(0.03)	$0.19

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Condensed Consolidated Statement of Operations
		Lease	Adoption of
	As previously	accounting	SFAS No.
Twenty-six weeks ended August 1, 2004	reported	corrections	123(R)	As restated
Net sales	$1,602,304	$—	$—	$1,602,304
Cost of sales	1,115,394	3,789	—	1,119,183

Gross profit	486,910	(3,789)	—	483,121
Operating, general and administrative expenses	377,278	(1,218)	12,042	388,102

Operating income	109,632	(2,571)	(12,042)	95,019
Interest expense, net	7,397	372	—	7,769

Income before tax expense	102,235	(2,943)	(12,042)	87,250
Income tax expense	32,313	(1,040)	(5,025)	26,248

Net income	$69,922	$(1,903)	$(7,017)	$61,002

Earnings per common share:
Basic	$0.49	$(0.01)	$(0.05)	$0.43

Diluted	$0.47	$(0.01)	$(0.05)	$0.41

NOTE 3 — STOCK-BASED COMPENSATION:
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
     Stock-based compensation cost recognized in the thirteen weeks and twenty-six weeks ended July 31, 2005 includes: (a) compensation cost for all share-based payments granted prior to January 31, 2005, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The Company estimated the fair value of stock awards issued during the thirteen and twenty-six weeks ended July 31, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of stock awards issued on and before January 30, 2005 was estimated using the Black-Scholes option pricing model. Each option valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $12.79 and $15.14 during the thirteen weeks ended July 31, 2005 and August 1, 2004, respectively, and $12.06 and $11.96 for the twenty-six weeks ended July 31, 2005 and August 1, 2004, respectively. The following assumptions were used to value grants:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Dividend yield	0.45%	0.39%	0.45%	0.39%
Expected volatility	35.1%	61.0%	35.0%	61.5%
Risk-free interest rate	2.83% to 4.00%	2.16% to 4.56%	2.65% to 4.21%	1.55% to 4.56%
Forfeiture rate	13.0%	N/A (1)	13.0%	N/A (1)
Expected lives (in years)	6.96	2.83	6.96	2.70

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

(1) Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.
     Compensation cost for options granted prior to January 31, 2005 is recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after January 30, 2005 is recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Operating, general and administrative expenses
Stock options and employee stock purchase plan expense	$3,611	$6,978	$7,570	$12,042
Restricted stock expense	2,626	1,271	4,903	2,447

	$6,237	$8,249	$12,473	$14,489

Tax benefit	$1,881	$3,140	$4,529	$5,703

     The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, was not material and is included in operating, general and administrative expenses in the condensed consolidated statements of operations.
     As of July 31, 2005, there was $59,240,000 of total unrecognized compensation cost related to stock options. That cost is expected to be recognized over a weighted average period of 2.9 years.
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
     The condensed consolidated statement of cash flows for the twenty-six weeks ended August 1, 2004 has been restated to reflect a decrease in cash flow from operating activities of $10,854,000 with a corresponding increase in cash flow from financing activities related to excess tax benefits.
     Under the provisions of SFAS No. 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense is no longer required. Therefore, at January 30, 2005, “Deferred compensation” was combined with “Additional paid-in capital” in the Company’s condensed consolidated balance sheet.
NOTE 4 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of trademarks that have an estimated useful life of 10 to 15 years. The trademarks have zero residual value. Changes in the carrying amount for the twenty-six weeks ended July 31, 2005 were as follows (in thousands):

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, January 30, 2005	$4,994	$(2,625)	$2,369
Changes	21	(179)	(158)

Balance, July 31, 2005	$5,015	$(2,804)	$2,211

     Amortization expense for the intangible assets was $179,000 during the twenty-six weeks ended July 31, 2005. The Company estimates the amortization expense to be approximately $180,000 for the remainder of the year. For fiscal years 2006 through 2010, the Company estimates the amortization expense to be approximately $360,000 each year.
NOTE 5 — RESERVE FOR CLOSED STORES:
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
     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
Opening balance	$10,235	$15,293	$9,141	$14,762
Charges, net	1,647	2,049	3,439	3,908
Payments	(1,650)	(2,697)	(2,348)	(4,025)

Ending balance	$10,232	$14,645	$10,232	$14,645

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities. The charges for closed store expense are included in operating, general and administrative expenses in the condensed consolidated statement of operations.
NOTE 6 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income, and are reported separately in stockholders’ equity. The Company’s comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2005	2004	2005	2004
Net income	$35,745	$29,116	$80,454	$61,002
Other comprehensive income:
Foreign currency translation adjustments, net of tax	346	2,565	(369)	(396)

Total comprehensive income	$36,091	$31,681	$80,085	$60,606

     The income tax (benefit) expense related to the foreign currency translation adjustments was approximately $(61,000) and $793,000 for the thirteen weeks ended July 31, 2005 and August 1, 2004, respectively, and approximately $(356,000) and $(1,127,000) for the twenty-six weeks ended July 31, 2005 and August 1, 2004, respectively.
NOTE 7 — EARNINGS PER SHARE:
     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
that may be issuable upon exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.
     A reconciliation of the basic and diluted earnings per share calculations for the thirteen and twenty-six weeks ended July 31, 2005 and August 1, 2004 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Net income	$35,745	$29,116	$80,454	$61,002

Weighted average shares — Basic	141,917	143,546	142,304	143,348
Effect of dilutive securities:
Options and restricted stock	5,182	6,130	5,335	6,133

Weighted average shares — Diluted	147,099	149,676	147,639	149,481

Earnings per common share
Basic	$0.25	$0.20	$0.57	$0.43

Diluted	$0.24	$0.19	$0.54	$0.41

     In the thirteen weeks ended July 31, 2005 and August 1, 2004, options to purchase approximately 208,000 and 111,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares. In the twenty-six weeks ended July 31, 2005 and August 1, 2004, options to purchase approximately 957,000 and 155,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.
NOTE 8 — EQUITY:
     Common Stock
     In June 2005, stockholders approved an increase in the authorized number of shares of the Company’s common stock from 250,000,000 shares to 625,000,000 shares.
     Share Repurchase Program
     In April 2000, the Board of Directors approved a plan to purchase the Company’s common stock. In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal year 2005. This program replaced the March 2003 program. During the thirteen weeks ended May 1, 2005, the Company purchased approximately 3,618,000 million shares of its common stock for approximately $105,001,000, or an average price of $29.02 per share, which completed the authorized purchase of $150,000,000 of the Company’s common stock. In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. During the thirteen weeks ended July 31, 2005, the Company purchased approximately 363,000 shares of its common stock for $10,994,000, or an average price of $30.32 per share, under the June 2005 program.
     Dividends
     On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 20, 2005 to stockholders of record on April 29, 2005.
     On June 23, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on August 19, 2005 to stockholders of record on July 29, 2005.
     Restricted Stock
     During the twenty-six weeks ended July 31, 2005 and August 1, 2004, the Company awarded 940,575 and 575,490 shares of restricted stock, respectively.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 9 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the twenty-six weeks ended July 31, 2005 and August 1, 2004, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2005	2004
Interest paid	$15,502	$8,976
Income taxes paid, net of refunds	$59,034	$62,638
Assets acquired using capital lease obligations	$48,606	$29,598
Assets acquired using other current liabilities	$8,663	$3,522
Dividends declared but unpaid	$4,324	$4,351
NOTE 10 — LONG-TERM INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 454 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, the Company’s Chairman and Chief Executive Officer, and Robert F. Moran, the Company’s President and Chief Operating Officer, are members of the board of directors of MMIH. The Company’s investment consists of common and convertible preferred stock. As of July 31, 2005, the Company owned approximately 16.4% of the voting stock, and approximately 36.1% of the combined voting and non-voting stock of MMIH. The Company charges MMI licensing fees and other cost reimbursements for the space used by the veterinary hospitals, and the Company treats this as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in its condensed consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $6,406,000 and $4,999,000 during the twenty-six weeks ended July 31, 2005 and August 1, 2004, respectively. Receivables from MMI totaled $2,322,000 and $5,471,000 at July 31, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.
     In March 2005, the Company entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s financial statements.
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS, No 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The EITF specifically addresses paragraph 42 of SFAS No. 144, which states that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company adopted EITF No. 03-13 on January 31, 2005, and the adoption had no impact on its consolidated financial position or results of operations.
NOTE 12 — CONTINGENCIES:
     Litigation
     The Company recognized an $8,500,000 gain, net of legal costs, from a legal settlement in the first quarter of 2005, which was recorded in operating, general and administrative expenses in the condensed consolidated statements of operations.
     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Guarantees
     The following is a summary of agreements the Company has determined are within the scope of FASB interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34, which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of July 31, 2005, except as noted below.
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
     As of July 31, 2005, a total of $43,403,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Tax Contingencies
     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At July 31, 2005, the Company had an accrual for income tax contingencies of approximately $18,105,000, which was included in other current liabilities in the condensed consolidated balance sheets. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.
     Purchase Commitment
     The Company has purchase obligations for certain advertising of approximately $6,262,000 for the remainder of fiscal 2005.
NOTE 13 — INCOME TAXES:
     During the thirteen weeks ended August 1, 2004, the Company completed an analysis of net operating loss carryovers related to its purchase of PetSmart.com in fiscal year 2000, based on guidance issued by the Internal Revenue Service. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of $7,700,000 in the thirteen weeks ended August 1, 2004 related to the additional net operating loss utilization.

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
•	If we are unable to increase sales at our existing stores or successfully open new stores, our results of operations could be harmed.

•	New stores may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation or expansion of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed, our business could be harmed.

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet food and pet supply retailing industry and the timing of expenses, new store openings and store closures.

•	The pet food and pet supply retail industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and mass merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	Our business may be harmed if we are unable to raise any needed additional capital on acceptable terms.

•	A determination that we are in violation of any government regulations could require us to restructure our operations to comply in a given government jurisdiction and could harm our business.

•	A determination by tax regulators on an issue may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial position.

•	Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales.

•	Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock.

•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2004 fiscal year ended January 30, 2005, filed with the Securities and Exchange Commission on April 12, 2005, which is incorporated herein by reference.
     The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the corrections and adoption of Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payments,” discussed in Note 2 and Note 3 to the Notes to the Condensed Consolidated Financial Statements.
Overview
     Based on our 2004 sales of $3.4 billion, we are the leading provider of products, services and solutions for the lifetime needs of pets in North America. As of July 31, 2005, we operated 757 stores, typically ranging in size from 19,000 to 27,000 square feet. During the second quarter of fiscal 2005, we opened 17 net new stores, and we anticipate opening approximately 69 net new stores for the remainder of the year resulting in 100 net new stores in 2005. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories. We continue to invest in education for our approximately 32,000 full and part-time associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services.
     We make full-service veterinary care available in approximately 454 of our stores through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield. As of July 31, 2005, we operated 20 PetsHotels within our retail stores and one stand-alone location. During the second quarter of 2005, we opened three new PetsHotels. We anticipate opening eight new PetsHotels in the remainder of the year resulting in 12 new PetsHotels in fiscal 2005. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PetsHotel locations, at a retail store in Pasadena, California. During the second quarter of 2005, we expanded our test of Doggie Day Camp to two additional stores. We anticipate opening two to three new Doggie Day Camps in the remainder of the year, and we will continue to evaluate the results.
     We also reach customers through our direct marketing channels, including Petsmart.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and two major branded catalogs.
     In August 2005, we announced a new marketing campaign that repositions the PetSmart brand from its current reputation as a “mart” to “Smart,” which emphasizes our capabilities as a resource for information, services and solutions. As part of the campaign, we are changing our logo to highlight the “Smart” piece of the PetSmart name and will roll out new advertising that emphasizes our unique offerings for customers.
Executive Summary
•	Diluted earnings per common share increased 26.3% to $0.24, on net income of $35.7 million, for the second quarter of 2005 compared to diluted earnings per common share of $0.19 on net income of $29.1 million for the second quarter of 2004. Diluted earnings per share increased 31.7% to $0.54 for the first half of 2005 from $0.41 for the same period in 2004. The first quarter of 2005 included an $8.5 million pretax gain from a legal settlement.

•	Net sales increased 11.6% to $899.1 million for the second quarter of 2005 compared to $806.0 million for the second quarter of 2004. Net sales increased 12.5% to $1.8 billion for the first half of 2005 compared to $1.6 billion for the same period in 2004.

•	We added 17 net new stores during the second quarter of 2005 and 31 net new stores in the first half of 2005. As of July 31, 2005, we operated 757 stores. We also opened three new PetsHotels and two Doggie Day Camps during the second quarter.

•	Comparable store sales, or sales in stores open at least a year, increased 4.2% for the second quarter of 2005 and 4.9% for the first half of 2005.

•	Services sales increased 20.8% to $75.1 million for the second quarter of 2005 and now represent 8.3% of net sales. Services sales were $145.6 million for the first half of 2005, an increase of 20.8% compared to the same period in 2004.

•	Gross margins increased 136 basis points for the second quarter of 2005 compared to the second quarter of 2004 and increased 113 basis points for the first half of 2005 compared to the first half of 2004.

•	Operating, general and administrative expenses decreased to 24.8% of net sales in the second quarter of 2005, compared to 25.4% for the second quarter of 2004. Operating, general and administrative expenses decreased to 23.6% of net sales in the first half of 2005, compared to 24.2% for the first half of 2004.

•	During the first half of 2005, we purchased approximately 4 million shares of our common stock for approximately $116 million, or an average price of $29.14 per share, and we declared cash dividends totaling $0.06 per share.

•	We expect to open 69 net new stores, eight new PetsHotels, and two to three new Doggie Day Camps in the remainder of fiscal 2005.

•	Our comparable store sales slowed in July. We believe the decline was due to a decrease in consumer spending, and we anticipate same store sales growth of two to three percent for the third quarter of fiscal 2005 and approximately four percent for all of 2005.

•	Capital expenditures for the first half of 2005 were $70.0 million, and we anticipate spending between $220 million and $230 million for capital expenditures in all of fiscal 2005.
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
Inventory Valuation Reserves
     We have established reserves for estimated inventory shrinkage between physical inventories. Our stores perform physical inventories once a year, and in between the physical inventories, the stores perform cycle counts on certain inventory items. Our distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.
Reserve for Closed Stores
     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. The closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the condensed consolidated statements of operations. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.
     As of July 31, 2005 and January 30, 2005, we had 21 and 17 stores included in our closed store reserve, of which 11 and 12 were under sublease agreements, respectively. We have assumed that as of July 31, 2005, four additional stores will have sublease income in future periods, which represents a $3.4 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.9 million. For the twenty-six weeks ended July 31, 2005 and August 1, 2004, we closed 5 and 7 stores, respectively. The closed store reserves are as follows (in thousands):

	July 31,	January 30,
	2005	2005
Total remaining gross occupancy costs	$51,011	$46,772
Less:
Expected gross sublease income	(38,704)	(35,215)
Interest costs	(2,075)	(2,416)

Closed store reserve	$10,232	$9,141

Insurance Liabilities and Reserves
     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.1 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of July 31, 2005 and January 30, 2005, we had approximately $48.4 million and $40.6 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at July 31, 2005 and January 30, 2005 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on our view of the likely outcomes of current and future audits. Our accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At July 31, 2005 and January 30, 2005, we had an accrual for income tax contingencies of approximately $18.1 million and $17.0 million, respectively. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our condensed consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2005	August 1, 2004	July 31, 2005	August 1, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.4	69.8	68.7	69.8

Gross profit	31.6	30.2	31.3	30.2
Operating, general and administrative expenses	24.8	25.4	23.6	24.2

Operating income	6.8	4.8	7.7	5.9
Interest income	0.3	0.1	0.3	0.1
Interest expense	(0.8)	(0.6)	(0.8)	(0.6)

Income before income tax expense	6.3	4.3	7.1	5.4
Income tax expense	2.3	0.7	2.7	1.6

Net income	4.0%	3.6%	4.5%	3.8%

Second Quarter of 2005 Compared with the Second Quarter of 2004
Net Sales
     Net sales increased $93.1 million, or 11.6%, to $899.1 million for the second quarter of 2005, compared to $806.0 million for the second quarter of 2004. The sales increase was due to 79 net new stores added since August 1, 2004 and a 4.2% increase in comparable store sales for the second quarter of 2005. Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 20.8%, or $12.9 million, to $75.1 million.
Gross Profit
     Gross profit increased to 31.6% of net sales for the second quarter of 2005 from 30.2% for the second quarter of 2004 due to the results of our price optimization initiatives, our ability to leverage fixed expenses and improved buying practices. These improvements were partially offset by increases in transportation costs due to higher fuel prices.
Operating, General and Administrative Expenses

     Operating, general and administrative expenses decreased as a percentage of net sales to 24.8% for the second quarter of 2005 from 25.4% for the second quarter of 2004. Operating, general and administrative expenses in the second quarter of 2004 included a $6.0 million expense to increase worker’s compensation and general liability insurance reserves, a $2.8 million foreign exchange loss and a $4.1 million expense primarily for the retirement of assets and additional amortization related to store lighting replacements. These expenses were not incurred at the same levels in the second quarter of 2005. The second quarter of 2005 included increased expense levels for advertising, store opening expenses and costs for a bi-annual store manager meeting.
Interest Income
     Interest income increased to $2.7 million for the second quarter of 2005 compared to $1.0 million for the second quarter of 2004 primarily due to an increase in interest rates.
Interest Expense
     Interest expense increased to $7.3 million for the second quarter of 2005 from $4.9 million for the second quarter of 2004. The increase was primarily due to interest related to increased capital lease obligations.
Income Tax Expense
     In the second quarter of 2005, the $20.8 million income tax expense represents an effective rate of 36.8%, compared with the second quarter of 2004 income tax expense of $5.9 million, which represents an effective tax rate of 16.8%. The second quarter of 2004 included a tax benefit of $7.7 million related to the utilization of net operating losses previously considered unavailable.
First Half of 2005 Compared with the First Half of 2004
Net Sales
     Net sales increased $199.9 million, or 12.5%, to $1.8 billion for the first half of 2005, compared to $1.6 billion for the first half of 2004. The sales increase was due to 79 additional net new stores since August 1, 2004 and a 4.9% increase in comparable store sales for the first half of 2005. Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 20.8%, or $25.1 million, to $145.6 million.
Gross Profit
     Gross profit increased to 31.3% of net sales for the first half of 2005 from 30.2% for the first half of 2004 due to the results of our price optimization initiatives, our ability to leverage fixed expenses and improved buying practices. These improvements were partially offset by increases in transportation costs due to higher fuel prices.
Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased as a percentage of net sales to 23.6% for first half of 2005 from 24.2% for the first half of 2004. Operating, general and administrative expenses in the first half of 2004 included a $6.0 million expense to increase worker’s compensation and general liability insurance reserves and a $4.1 million expense primarily for the retirement of assets and additional amortization related to store lighting replacements. These expenses were not incurred at the same levels in the first half of 2005. The first half of 2005 included an $8.5 million legal settlement gain, offset by increased expense levels for advertising, store opening expenses and costs for a bi-annual store manager meeting.
Interest Income
     Interest income increased to $4.8 million for the first half of 2005 compared to $1.9 million for the first half of 2004 primarily due to an increase in interest rates.
Interest Expense
     Interest expense increased to $14.9 million for the first half of 2005 compared to $9.6 million for the first half of 2004. The increase was primarily due to interest related to increased capital lease obligations.

Income Tax Expense
     In the first half of 2005, the $48.4 million income tax expense represents an effective rate of 37.6%, compared with the first half of 2004 income tax expense of $26.2 million, which represents an effective tax rate of 30.1%. The first half of 2004 included a tax benefit of $7.7 million related to the utilization of net operating losses previously considered unavailable.
Liquidity and Capital Resources
Cash Flow and Balance Sheet Data
     The following table represents our cash and cash equivalents and short-term investments (in thousands):

	July 31,	January 30,
	2005	2005
Cash and cash equivalents	$93,726	$87,032
Short-term investments	306,200	313,575

Total	$399,926	$400,607

     We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased $6.7 million to $93.7 million in the first half of 2005. Short-term investments decreased $7.4 million to $306.2 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process.
     Cash provided by operations increased $69.6 million to $153.0 million in the first half of 2005, compared with $83.4 million in the first half of 2004. Cash provided by operating activities was generated primarily by net income of $80.5 million and non-cash depreciation and amortization and stock-based compensation expenses of $78.2 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $367.7 million at July 31, 2005 compared to $337.3 million at January 30, 2005 primarily due to the addition of 31 net new stores in the first half of 2005. Accounts payable increased $34.2 million as a result of the additional stores and related inventory levels. Prepaid expenses and other current assets increased $40.7 million primarily due to an increase in prepaid income taxes.
     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel and Doggie Day Camp construction costs and other expenditures to support our growth plans and initiatives. During the first half of 2005, we incurred $70.0 million in capital expenditures, compared with $42.7 million for the first half of 2004. The expenditures during the first half of 2005 were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment for a new distribution center.
     Net cash used in financing activities for the first half of 2005 was $84.0 million, which is comprised primarily of $116.0 million for the purchase of treasury stock, $8.7 million for dividends and $2.9 million for payments on capital lease obligations, offset by $33.3 million in proceeds and tax benefits from stock issued under our equity incentive plans and a $10.2 million increase in our bank overdraft position. Net cash used in financing activities for the first half of 2004 was $10.9 million.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 31 net new stores in the twenty-six weeks ended July 31, 2005. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.2 million for inventory and approximately $0.1 million for preopening costs. Based on our current plan to open 100 net new stores, twelve new PetHotels, and four to five new Doggie Day Camps, to fixture and equip a new distribution center in Illinois, to continue our investment in the development of our information systems and to add to our services capacity with the expansion of certain grooming salons, we expect total capital spending to be approximately $220 million to $230 million for fiscal 2005, of which we spent $70.0 million in the first half of the fiscal year.
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
Letters of Credit
     As of July 31, 2005, a total of $43.4 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
Credit Facility
     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of July 31, 2005, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance policies, capital lease agreements and utilities. During the second quarter of 2005, we were not in default on our credit facility.
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
     On June 23, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on August 19, 2005 to stockholders of record on July 29, 2005.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 454 of our stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of July 31, 2005, we owned approximately 16.4% of the voting stock, and approximately 36.1% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees and other cost reimbursements for the space used by the veterinary hospitals, and we treat this as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our condensed consolidated financial statements. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $6.4 million and $5.0 million during the twenty-six weeks ended July 31, 2005 and the twenty-six weeks ended August 1, 2004, respectively. Receivables from MMI totaled $2.3 million and $5.5 million at July 31, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.
     In March 2005, we entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s financial statements.
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
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during 2004 or in the first half of 2005. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.
Foreign Currency Risk
     Our Canadian subsidiary operates 28 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $48.1 million, or 2.7%, of our net sales for the twenty-six weeks ended July 31, 2005 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within cost of sales or operating, general and administrative expenses in the condensed consolidated statements of operations depending on the nature of the underlying transaction. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     In our Form 10-K for the 2004 fiscal year, we reported that our controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices were ineffective as of January 30, 2005 due to errors in our interpretation of GAAP. To remediate this material weakness, we changed our policies and procedures in the first quarter of 2005 to conform to GAAP, and we continue to implement additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 31, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in the defense of various legal proceedings that we do not believe are material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended July 31, 2005:

				Total Number of Shares	Value That May
	Total Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
May 2, 2005 to May 29, 2005	—	$—		—	$270,000,000
May 30, 2005 to July 3, 2005	228,500	$30.32		228,500	$263,071,058
July 4, 2005 to July 31, 2005	134,100	$30.32		134,100	$259,005,637

Second Quarter Total	362,600	$30.32	(2)	362,600

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of our common stock through fiscal 2006.

(2)	Represents weighted average purchase price during the thirteen weeks ended July 31, 2005.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2005 Annual Meeting of Stockholders was held on June 23, 2005. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:
1)	To elect directors to hold office until the 2008 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Lawrence A. Del Santo	128,347,636	506,576
Philip L. Francis	125,976,797	2,877,415
Gregory P. Josefowicz	128,292,797	561,416
Richard K. Lochridge	126,317,863	2,536,350
2)	To elect a director to hold office until the 2006 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Amin I. Khalifa	128,349,755	504,457
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Rita V. Foley, Ronald Kirk, Barbara A. Munder, Walter J. Salmon, Thomas G. Stemberg and Jeffery W. Yabuki.
3)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending January 29, 2006:

Votes for	Votes against	Abstain
127,281,154	1,515,045	58,013

4)	Approval of an amendment to the Company’s Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock from 250,000,000 to 625,000,000 shares:

Votes for	Votes against	Abstain
95,034,786	33,709,555	109,871
Item 5. Other Information
     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PetSmart is responsible for listing the non-audit services approved in the second quarter of 2005 by the PetSmart Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PetSmart. The non-audit tax services approved by the Audit Committee in the second quarter of 2005 were for federal and state tax services. The service has been approved in accordance with a pre-approval from the Audit Committee or the Committee’s Chairman pursuant to delegated authority by the Committee.
Item 6. Exhibits

(a) Exhibits

Exhibit 3.5	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart.

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 6, 2005	PetSmart, Inc.,
/s/ Timothy E. Kullman
Timothy E. Kullman
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: September 6, 2005	/s/ Mark D. Mumford
Mark D. Mumford
Vice President and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index

(a) Exhibits

Exhibit 3.5	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart.

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.