Form 10-Q
period 2005-10-30
PETSMART INC
filed 2005-12-08
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended October 30, 2005
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
(1) Yes ☑ No ☐
(2) Yes ☑ No ☐
     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes ☑ No ☐
     Indicate by check mark whether the Registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
Common Stock, $.0001 Par Value, 140,383,103 Shares at November 28, 2005

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Stockholders
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Company”) as of October 30, 2005, and the related condensed consolidated statements of operations for the 13-week and 39-week periods ended October 30, 2005 and October 31, 2004, and of cash flows for the 39-week periods ended October 30, 2005 and October 31, 2004. These interim financial statements are the responsibility of the Company’s management.
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
As discussed in Note 2, the accompanying condensed consolidated financial statements for the 13-week and 39-week periods ended October 31, 2004 have been restated.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended prior to restatement for the adoption of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment (not presented herein); and in our report dated April 11, 2005, we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 3 that were applied to restate the January 30, 2005 consolidated balance sheet of PetSmart, Inc. and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2005 is fairly stated, in all material respects, in relation to the restated consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

Phoenix, AZ
December 6, 2005

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	October 30,	January 30,
	2005	2005
Assets
Cash and cash equivalents	$97,200	$87,032
Short-term investments	201,700	313,575
Receivables, net	28,629	27,123
Merchandise inventories	458,224	337,281
Deferred income taxes	21,617	19,881
Prepaid expenses and other current assets	79,123	43,958

Total current assets	886,493	828,850

Property and equipment, net	824,178	699,262
Long-term investments	33,526	33,526
Deferred income taxes	72,696	81,863
Goodwill	14,422	14,422
Intangible assets, net	2,129	2,369
Other noncurrent assets	22,356	18,115

Total assets	$1,855,800	$1,678,407

Liabilities and Stockholders’ Equity
Accounts payable and bank overdraft	$218,778	$130,320
Accrued payroll, bonus and employee benefits	89,609	86,626
Accrued occupancy expenses	40,650	33,978
Current maturities of capital lease obligations	11,201	6,585
Other current liabilities	133,524	93,412

Total current liabilities	493,762	350,921

Capital lease obligations	335,539	244,150
Deferred rents and other noncurrent liabilities	108,485	109,389

Total liabilities	937,786	704,460

Commitments and contingencies

Stockholders’ Equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares and 250,000 shares authorized, 152,523 and 149,517 shares issued	15	15
Additional paid-in capital	958,629	904,330
Retained earnings	281,707	182,959
Accumulated other comprehensive income	1,202	1,618
Less: treasury stock, at cost, 11,738 and 4,087 shares	(323,539)	(114,975)

Total stockholders’ equity	918,014	973,947

Total liabilities and stockholders’ equity	$1,855,800	$1,678,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	For the 13 Weeks Ended		For the 39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
		(As restated,		(As restated,
		see Note 2)		see Note 2)
Net sales	$907,663	$826,844	$2,709,910	$2,429,148
Cost of sales	643,385	576,744	1,883,313	1,695,592

Gross profit	264,278	250,100	826,597	733,556

Operating, general and administrative expenses	213,639	194,021	637,027	582,458

Operating income	50,639	56,079	189,570	151,098

Interest income	2,039	1,252	6,809	3,122
Interest expense	(7,784)	(5,334)	(22,648)	(14,973)

Income before income tax expense	44,894	51,997	173,731	139,247
Income tax expense	13,761	20,539	62,144	46,786

Net income	$31,133	$31,458	$111,587	$92,461

Earnings per common share:
Basic	$0.22	$0.22	$0.79	$0.64

Diluted	$0.21	$0.21	$0.76	$0.62

Dividends declared per common share	$0.03	$0.03	$0.09	$0.09

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 39 weeks ended
	October 30,	October 31,
	2005	2004
		(As restated,
		see Note 2)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$111,587	$92,461
Depreciation and amortization	101,734	77,094
Loss on disposal of property and equipment	2,585	4,491
Stock-based compensation expense	18,171	20,961
Deferred income taxes	7,430	(7,701)
Non-cash interest expense	2,578	740
Changes in assets and liabilities:
Receivables, net	(284)	(3,753)
Merchandise inventories	(120,714)	(90,639)
Prepaid expenses and other current assets	(34,700)	(15,897)
Other noncurrent assets	(4,241)	(3,024)
Accounts payable	78,000	53,683
Accrued payroll, bonus and employee benefits	2,776	2,440
Accrued occupancy expenses	6,628	6,666
Other current liabilities	35,107	(15,376)
Deferred rents and other noncurrent liabilities	(869)	2,463

Net cash provided by operating activities	205,788	124,609

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(126,024)	(100,883)
Purchases of available-for-sale investments	(1,021,300)	(692,410)
Sales of available-for-sale investments	1,133,175	673,210
Increase in equity investment	—	(773)
Proceeds from sales of property and equipment	201	445

Net cash used in investing activities	(13,948)	(120,411)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	27,094	30,538
Purchases of treasury stock	(208,564)	(48,501)
Payments on capital lease obligations	(7,144)	(4,230)
Increase in bank overdraft	9,999	7,605
Tax benefits from tax deductions in excess of the compensation cost recognized	8,620	17,797
Cash dividends paid to stockholders	(12,979)	(11,540)

Net cash used in financing activities	(182,974)	(8,331)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,302	3,605

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,168	(528)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	87,032	92,535

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$97,200	$92,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc., and subsidiaries (the “Company” or “PetSmart”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of October 30, 2005, the Company operated 791 retail stores. The Company offers a broad line of products for all life stages of pets and is the nation’s largest provider of high-quality grooming and pet training services. PetSmart is also a leading mail order catalog and e-commerce retailer of pet and equine products and supplies. Through its strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, full-service veterinary care is available in approximately 478 of the Company’s stores.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks and thirty-nine weeks ended October 30, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31.
     For further information, refer to the financial statements and related footnotes for the fiscal year ended January 30, 2005, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 12, 2005.
NOTE 2 — RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS:
Accounting for Leases
     As discussed in the Company’s Form 10-K for the fiscal year ended January 30, 2005, on February 7, 2005, the Office of the Chief Accountant of the Securities and Exchange Commission (“SEC”) issued a letter to the American Institute of Certified Public Accountants clarifying the SEC staff’s interpretation of certain accounting issues and their application under GAAP relating to leases. As a result, PetSmart conducted an internal review and determined that certain of its lease accounting methods were not in accordance with GAAP, as described below.
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
     Tenant improvement allowances
     The Company had historically accounted for tenant improvement allowances as reductions in the related leasehold improvement asset in the condensed consolidated balance sheets and as a reduction in capital expenditures in investing activities in the condensed consolidated statements of cash flows. The Company has now determined that FASB Technical Bulletin No. 88-1, “Issues Relating to Accounting for Leases,” requires these allowances to be recorded as deferred rent in the condensed consolidated balance sheets and as a component of operating activities in the condensed consolidated statements of cash flows.
     In addition to the lease corrections outlined above, and as a result of its lease accounting review, the Company corrected the classification of certain items, including the amortization of leasehold improvements and expenses related to capitalized leases, in its condensed consolidated statement of operations to conform with GAAP.
Classification of Auction Rate Securities
     In fiscal 2004, the Company determined that investments in auction rate securities (“ARS”) should be classified as short-term investments. Previously, such investments had been classified as cash and cash equivalents. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process. The Company recorded investments in ARS as of October 30, 2005 and January 30, 2005 as short-term investments and has recorded the purchase and sale activity of ARS in cash flows from investing activities in the condensed consolidated financial statements.
     Following is a summary of the effects of the corrections discussed above and the adoption of SFAS No. 123(R), “Share-Based Payments,” as discussed in Note 3 (in thousands, except per share data):

	Condensed Consolidated Statement of Operations
	As	Lease	Adoption of
	previously	accounting	SFAS No.
Thirteen weeks ended October 31, 2004	reported	corrections	123(R)	As restated
Net sales	$826,844	$—	$—	$826,844
Cost of sales	574,639	2,105	—	576,744

Gross profit	252,205	(2,105)	—	250,100
Operating, general and administrative expenses	188,921	(261)	5,361	194,021

Operating income	63,284	(1,844)	(5,361)	56,079
Interest expense, net	3,910	172	—	4,082

Income before tax expense	59,374	(2,016)	(5,361)	51,997
Income tax expense	23,489	(714)	(2,236)	20,539

Net income	$35,885	$(1,302)	$(3,125)	$31,458

Earnings per common share:
Basic	$0.25	$(0.01)	$(0.02)	$0.22

Diluted	$0.24	$(0.01)	$(0.02)	$0.21

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Condensed Consolidated Statement of Operations
	As	Lease	Adoption of
	previously	accounting	SFAS No.
Thirty-nine weeks ended October 31, 2004	reported	corrections	123(R)	As restated
Net sales	$2,429,148	$—	$—	$2,429,148
Cost of sales	1,690,033	5,559	—	1,695,592

Gross profit	739,115	(5,559)	—	733,556
Operating, general and administrative expenses	566,199	(1,144)	17,403	582,458

Operating income	172,916	(4,415)	(17,403)	151,098
Interest expense, net	11,307	544	—	11,851

Income before tax expense	161,609	(4,959)	(17,403)	139,247
Income tax expense	55,802	(1,754)	(7,262)	46,786

Net income	$105,807	$(3,205)	$(10,141)	$92,461

Earnings per common share:
Basic	$0.74	$(0.02)	$(0.07)	$0.64

Diluted	$0.71	$(0.02)	$(0.07)	$0.62

NOTE 3 — STOCK-BASED COMPENSATION:
     The Company has stock option plans as well as an employee stock purchase plan. Prior to January 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.” Effective January 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified retrospective transition method, which allows the restatement of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123.
     Stock-based compensation cost recognized in the thirteen weeks and thirty-nine weeks ended October 30, 2005 includes: (a) compensation cost for all share-based payments granted on or before January 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).
     The Company estimated the fair value of stock awards issued during the thirteen and thirty-nine weeks ended October 30, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of stock awards issued on and before January 30, 2005 was estimated using the Black-Scholes option pricing model. Each option valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $10.04 and $14.68 during the thirteen weeks ended October 30, 2005 and October 31, 2004, respectively, and $11.99 and $11.70 for the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively. The following assumptions were used to value grants:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Dividend yield	0.45%	0.38%	0.45%	0.43%
Expected volatility	36.1%	60.6%	35.0%	61.4%
Risk-free interest rate	3.23% to 4.20%	2.27% to 4.05%	2.65% to 4.20%	1.55% to 4.56%
Forfeiture rate	13.0%	N/A(1)	13.0%	N/A(1)
Expected lives (in years)	6.50	2.87	6.94	2.70

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Compensation cost for options granted on or before January 30, 2005 is recognized on an accelerated amortization method over the vesting period of the options. Compensation cost for options granted after January 30, 2005 is recognized on a straight-line basis over the vesting period. The following amounts were recognized for stock-based compensation (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Operating, general and administrative expenses
Stock options and employee stock purchase plan expense	$3,256	$5,361	$10,828	$17,403
Restricted stock expense	2,440	1,111	7,343	3,558

Total compensation cost	$5,696	$6,472	$18,171	$20,961

Tax benefit	$2,146	$2,532	$6,675	$8,235

     The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, was not material and is included in operating, general and administrative expenses in the condensed consolidated statements of operations.
     As of October 30, 2005, there was $49,784,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 2.8 years.
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
     The condensed consolidated statement of cash flows for the thirty-nine weeks ended October 31, 2004 has been restated to reflect a decrease in cash flow from operating activities of $17,797,000 with a corresponding increase in cash flow from financing activities related to excess tax benefits.
     Under the provisions of SFAS No. 123(R), the recognition of deferred compensation, a contra-equity account representing the amount of unrecognized restricted stock expense is no longer required. Therefore, at January 30, 2005, “Deferred compensation” was combined with “Additional paid-in capital” in the Company’s condensed consolidated balance sheet.
NOTE 4 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of trademarks that have an estimated useful life of 10 to 15 years. The trademarks have zero residual value. Changes in the carrying amount for the thirty-nine weeks ended October 30, 2005 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, January 30, 2005	$4,994	$(2,625)	$2,369
Changes	29	(269)	(240)
Balance, October 30, 2005	$5,023	$(2,894)	$2,129

     Amortization expense for the intangible assets was $269,000 during the thirty-nine weeks ended October 30, 2005. The Company estimates the amortization expense to be approximately $90,000 for the remainder of the year. For fiscal years 2006 through 2010, the Company estimates the amortization expense to be approximately $360,000 each year.
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

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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
     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
Opening balance	$10,232	$14,645	$9,141	$14,762
Charges, net	262	992	3,714	4,900
Payments	(977)	(5,738)	(3,338)	(9,763)

Ending balance	$9,517	$9,899	$9,517	$9,899

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities. The charges for closed store expense are included in operating, general and administrative expenses in the condensed consolidated statement of operations.
NOTE 6 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity. The Company’s comprehensive income was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2005	2004	2005	2004
Net income	$31,133	$31,458	$111,587	$92,461
Other comprehensive income:
Foreign currency translation adjustments, net of tax	(47)	904	(416)	509

Total comprehensive income	$31,086	$32,362	$111,171	$92,970

     The income tax (benefit) expense related to the foreign currency translation adjustments was approximately $81,000 and $586,000 for the thirteen weeks ended October 30, 2005 and October 31, 2004, respectively, and approximately $(276,000) and $(541,000) for the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively.
NOTE 7 — EARNINGS PER SHARE:
     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon the exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     A reconciliation of the basic and diluted earnings per share calculations for the thirteen and thirty-nine weeks ended October 30, 2005 and October 31, 2004 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2005	October 31, 2004	October 30, 2005	October 31, 2004
Net income	$31,133	$31,458	$111,587	$92,461

Weighted average shares — Basic	140,525	144,231	141,684	143,642
Effect of dilutive securities:
Options and restricted stock	4,317	5,549	4,952	5,941

Weighted average shares — Diluted	144,842	149,780	146,636	149,583

Earnings per common share:
Basic	$0.22	$0.22	$0.79	$0.64

Diluted	$0.21	$0.21	$0.76	$0.62

     In the thirteen weeks ended October 30, 2005 and October 31, 2004, options to purchase approximately 1,176,000 and 176,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares. In the thirty-nine weeks ended October 30, 2005 and October 31, 2004, options to purchase approximately 1,085,000 and 194,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.
NOTE 8 — EQUITY:
     Common Stock
     In June 2005, stockholders approved an increase in the authorized number of shares of the Company’s common stock from 250,000,000 shares to 625,000,000 shares.
     Share Repurchase Program
     In April 2000, the Board of Directors approved a plan to purchase the Company’s common stock. In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. In September 2004, the Board of Directors approved a program, which replaced the March 2003 program, authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal year 2005. During the thirteen weeks ended May 1, 2005, the Company purchased approximately 3,618,000 shares of its common stock for approximately $105,001,000, or an average price of $29.02 per share, which completed the authorized purchase of $150,000,000 of the Company’s common stock under the September 2004 program.
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. During the second and third quarters of fiscal 2005, the Company purchased approximately 4,033,000 shares of its common stock for $103,562,000, or an average price of $25.68 per share, under the June 2005 program.
     Dividends
     On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on May 20, 2005 to stockholders of record on April 29, 2005.
     On June 23, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on August 19, 2005 to stockholders of record on July 29, 2005.
     On September 21, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on November 18, 2005 to stockholders of record on October 31, 2005.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Restricted Stock
     During the thirty-nine weeks ended October 30, 2005 and October 31, 2004, the Company awarded 971,516 and 611,786 shares of restricted stock, respectively.
NOTE 9 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the thirty-nine weeks ended October 30, 2005 and October 31, 2004, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2005	2004
Interest paid	$21,122	$14,179
Income taxes paid, net of refunds	$64,775	$64,384
Assets acquired using capital lease obligations	$97,047	$54,279
Assets acquired using other current liabilities	$5,271	$4,251
Dividends declared but unpaid	$4,224	$4,352
NOTE 10 — LONG-TERM INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 478 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, the Company’s Chairman and Chief Executive Officer, and Robert F. Moran, the Company’s President and Chief Operating Officer, are members of the board of directors of MMIH. The Company’s investment consists of common and convertible preferred stock. As of October 30, 2005, the Company owned approximately 16.9% of the voting stock, and approximately 36.9% of the combined voting and non-voting stock of MMIH. The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in its condensed consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $10,754,000 and $9,589,000 during the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively. The Company also charges MMI for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $3,627,000 and $5,476,000 at October 30, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.
     In March 2005, the Company entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s financial statements.
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” EITF No. 03-13 specifically addresses paragraph 42 of SFAS No. 144, which states that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company adopted EITF No. 03-13 on January 31, 2005, and the adoption had no impact on its consolidated financial position or results of operations.
     In June 2005, the FASB issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on the Company’s condensed consolidated financial statements.
     In August 2005, the FASB issued FASB Interpretation, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than fiscal years ending after December 15, 2005. The Company is currently assessing the impact, if any, regarding the adoption of FIN No. 47.
NOTE 12 — LITIGATION AND CONTINGENCIES:
     Litigation
     The Company recognized an $8,500,000 gain, net of legal costs, from a legal settlement in the first quarter of 2005, which was recorded in operating, general and administrative expenses in the condensed consolidated statements of operations.
     The Company is involved in the defense of various legal proceedings that it does not believe are material to its business.
     Guarantees
     The following is a summary of agreements the Company has determined are within the scope of FASB interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of October 30, 2005, except as noted below.
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
     Letters of Credit
     As of October 30, 2005, a total of $42,171,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Tax Contingencies
     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At October 30, 2005, the Company had an accrual for income tax contingencies of approximately $12,545,000, which was included in other current liabilities in the condensed consolidated balance sheets. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed generally as a reduction of income tax expense in the period the determination is made. During the quarter ended October 30, 2005, the Company determined that certain liabilities to taxing authorities were no longer probable due to the

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
expiration of the statute of limitations on the related tax positions. As a result, approximately $6,503,000 in reserves were reversed in the third quarter of 2005.
     Purchase Commitment
     The Company has purchase obligations for certain advertising of approximately $3,344,000 for the remainder of fiscal 2005 and approximately $5,193,000 in fiscal 2006.
NOTE 13 — INCOME TAXES:
     During the thirteen weeks ended October 30, 2005, the Company recorded a reduction to income tax expense of approximately $6,111,000. The period of assessment, during which additional tax may be imposed for years prior to 2002, has expired for several jurisdictions. As a result, the Company has determined that approximately $6,503,000 of tax contingency reserves are no longer probable of assertion and has reduced them accordingly, with approximately $6,111,000 as a reduction in expense and approximately $392,000 as an increase to additional paid-in capital. The Company also recorded additional tax expense during the thirteen weeks ended October 30, 2005 of approximately $2,314,000 resulting from a correction of its deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002.
     During the thirteen weeks ended August 1, 2004, the Company completed an analysis of net operating loss carryovers related to its purchase of PetSmart.com in fiscal year 2000, based on guidance issued by the Internal Revenue Service. As a result, the Company was able to utilize or expects future utilization of $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of approximately $7,700,000 in the thirteen weeks ended August 1, 2004 related to the additional net operating loss utilization.

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
Overview
     Based on our 2004 sales of $3.4 billion, we are the leading provider of products, services and solutions for the lifetime needs of pets in North America. As of October 30, 2005, we operated 791 stores, typically ranging in size from 19,000 to 27,000 square feet. During the third quarter of fiscal 2005, we opened 34 net new stores, and we anticipate opening approximately 35 net new stores for the remainder of the year resulting in 100 net new stores in 2005. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories. We continue to invest in education for our approximately 34,000 full and part-time associates as part of our on-going cultural shift with an emphasis on customer service and providing pet care solutions.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services.
     We make full-service veterinary care available in approximately 478 of our stores through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield. As of October 30, 2005, we operated 25 PetsHotels within our retail stores and one stand-alone location. During the third quarter of 2005, we opened five new PetsHotels. We anticipate opening seven new PetsHotels in the remainder of the year resulting in 16 new PetsHotels in fiscal 2005. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PetsHotel locations. During the third quarter of 2005, we expanded our test of Doggie Day Camp to four additional stores, for a total of seven stores. We anticipate opening no new Doggie Day Camps in the remainder of the year and will continue to evaluate the results.
     We also reach customers through our direct marketing channels, including Petsmart.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and two major branded catalogs.
     In August 2005, we announced a new marketing campaign that repositions the PetSmart brand from its current reputation as a “mart” to “Smart,” which emphasizes our capabilities as a resource for information, services and solutions. As part of the campaign, we are changing our logo to highlight the “Smart” piece of the PetSmart name and rolled out new advertising that emphasizes our unique offerings for customers.
Executive Summary
•	Diluted earnings per common share were $0.21, on net income of $31.1 million, for the third quarter of 2005, compared to diluted earnings per common share of $0.21 on net income of $31.5 million for the third quarter of 2004. Diluted earnings per share increased 22.6% to $0.76 for the first three quarters of 2005 from $0.62 for the same period in 2004. The first quarter of 2005 included an $8.5 million pretax gain from a legal settlement, and the third quarter included net positive tax adjustments totaling $3.8 million.

•	Net sales increased 9.8% to $907.7 million for the third quarter of 2005 compared to $826.8 million for the third quarter of 2004. Net sales increased 11.6% to $2.7 billion for the first three quarters of 2005 compared to $2.4 billion for the same period in 2004.

•	We added 34 net new stores during the third quarter of 2005 and 65 net new stores in the first three quarters of 2005. As of October 30, 2005, we operated 791 stores. We also opened five new PetsHotels and four Doggie Day Camps during the third quarter. We expect to open 35 net new stores and seven new PetsHotels during the remainder of fiscal 2005.

•	Comparable store sales, or sales in stores open at least a year, increased 2.4% for the third quarter of 2005 and 4.1% for the first three quarters of 2005. We anticipate same store sales growth of 2 to 4 percent for the fourth quarter of fiscal 2005 and growth of 3 to 4 percent for all of 2005.

•	Services sales increased 23.9% to $71.5 million for the third quarter of 2005 and now represent 7.9% of net sales. Services sales were $219.4 million for the first three quarters of 2005, an increase of 23.1% compared to the same period in 2004.

•	Gross margins decreased 113 basis points for the third quarter of 2005 compared to the third quarter of 2004 and increased 30 basis points for the first three quarters of 2005 compared to the first three quarters of 2004.

•	Operating, general and administrative expenses were 23.5% of net sales in the third quarter of 2005, compared to 23.5% for the third quarter of 2004. Operating, general and administrative expenses decreased to 23.5% of net sales in the first three quarters of 2005, compared to 24.0% for the first three quarters of 2004.

•	During the first three quarters of 2005, we purchased approximately 7.7 million shares of our common stock for approximately $208.6 million, or an average price of $27.26 per share, and we declared cash dividends totaling $0.09 per share.

•	Capital expenditures for the first three quarters of 2005 were $126.0 million, and we anticipate spending between $180.0 million and $200.0 million for capital expenditures in all of fiscal 2005.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, reserve for closed stores, insurance liabilities and reserves and income tax allowances and reserves. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.
Inventory Valuation Reserves
     We have established reserves for estimated inventory shrinkage between physical inventories. Our stores perform physical inventories once a year, and between the physical inventories, the stores perform cycle counts on certain inventory items. Our distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform cycle counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.
     We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded so that inventories reflect the approximate net realizable value. Factors included in the determination of obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional reserves may be required. During the third quarter of 2005, we increased our obsolescence reserve to account for certain obsolete inventory, the largest portion of which was due to slow-moving equine product, by $3.6 million to $4.9 million, as of October 30, 2005.
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
     As of October 30, 2005 and January 30, 2005, we had 19 and 17 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. In addition to the stores under sublease agreements, we have assumed that three stores will have sublease income in future periods, which represents a $2.3 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.6 million. For the thirty-nine weeks ended October 30, 2005 and October 31, 2004, we closed six and nine stores, respectively. The closed store reserves are as follows (in thousands):

	October 30,	January 30,
	2005	2005
Total remaining gross occupancy costs	$49,269	$46,772
Less:
Expected gross sublease income	(37,829)	(35,215)
Interest costs	(1,923)	(2,416)

Closed store reserve	$9,517	$9,141

Insurance Liabilities and Reserves
     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.1 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1,

2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of October 30, 2005 and January 30, 2005, we had approximately $51.0 million and $40.6 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at October 30, 2005 and January 30, 2005 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on our view of the likely outcomes of current and future audits. Our accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At October 30, 2005 and January 30, 2005, we had an accrual for income tax contingencies of approximately $12.5 million and $17.0 million, respectively. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made. During the quarter ended October 30, 2005, we determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $6.5 million in reserves were reversed with $6.1 million as a reduction of income tax expense and $0.4 million as an increase to paid in capital.
     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service completed an examination of our tax returns for the 2002 and 2003 tax years during the thirteen weeks ended October 30, 2005, however a final settlement has not been reached. We believe an adequate provision for taxes has been made for all years.
Results of Operations
     The following table presents the percent of net sales of certain items included in our condensed consolidated statements of operations, unless otherwise indicated:

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2005	October 31, 2004	October 30,2005	October 31, 2004
Statements of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	69.8	69.5	69.8

Gross profit	29.1	30.2	30.5	30.2
Operating, general and administrative expenses	23.5	23.5	23.5	24.0

Operating income	5.6	6.8	7.0	6.2
Interest income	0.2	0.2	0.3	0.1
Interest expense	(0.9)	(0.6)	(0.8)	(0.6)

Income before income tax expense	4.9	6.3	6.4	5.7
Income tax expense	1.5	2.5	2.3	1.9

Net income	3.4%	3.8%	4.1%	3.8%

Third Quarter of 2005 Compared with the Third Quarter of 2004
Net Sales

     Net sales increased $80.8 million, or 9.8%, to $907.7 million for the third quarter of 2005, compared to $826.8 million for the third quarter of 2004. The sales increase was due to 89 net new stores added since October 31, 2004 and a 2.4% increase in comparable store sales for the third quarter of 2005. The 2.4% comparable store increase compares to a 6.7% increase for the same quarter in 2004 and a 4.2% increase in the second quarter of 2005. We believe the decrease was due to general economic conditions, including increased fuel prices, which caused a decrease in consumer spending. In addition, we lost 437 days of sales from store closures due to the effect of hurricanes during the quarter.
     Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 23.9%, or $13.8 million, to $71.5 million.
Gross Profit
     Gross profit decreased to 29.1% of net sales for the third quarter of 2005 from 30.2% for the third quarter of 2004. The margin decrease was due to an increase in fixed costs as a percentage of revenue, increases in variable warehouse and transportation costs and increases in inventory-related costs.
     Fixed costs, which include store occupancy and warehouse occupancy costs, increased as we took delivery of more stores during the quarter and had additional costs from the recent opening of our Illinois distribution facility. These factors, combined with lower sales per store during the quarter, caused the increase as a percentage of sales.
     Variable warehouse and transportation costs increased primarily due to higher fuel prices, additional variable expenses from our Illinois distribution facility and due to earlier shipments of holiday products to our stores in 2005.
     Inventory-related costs increased as a result of a charge related to an increase in our obsolescence reserve of $3.6 million and due to higher inventory shrinkage results for the third quarter of 2005. The largest portion of the obsolescence charge was due to slow-moving equine product.
     These expense increases were partially offset by the favorable results of our price optimization initiatives.
Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 23.5% of net sales for the third quarter of 2005 and 23.5% of net sales for the third quarter of 2004. During the third quarter, we experienced increased expenses related to new stores and our “Mart to Smart” advertising initiative. These increases were offset by lower payroll and benefits costs due to efforts to optimize store labor and due to expense reduction efforts in areas not linked to strategic, growth-driving initiatives. We also recognized lower bonus expense for both stores and headquarters areas during the third quarter of 2005.
Interest Income
     Interest income increased to $2.0 million for the third quarter of 2005 compared to $1.3 million for the third quarter of 2004 primarily due to an increase in interest rates.
Interest Expense
     Interest expense increased to $7.8 million for the third quarter of 2005 from $5.3 million for the third quarter of 2004. The increase was primarily due to interest related to increased capital lease obligations.
Income Tax Expense
     In the third quarter of 2005, the $13.8 million income tax expense represents an effective rate of 30.7%, compared with the third quarter of 2004 income tax expense of $20.5 million, which represents an effective tax rate of 39.5%. Income tax expense for the third quarter of 2005 included a $3.8 million net benefit related to adjustments primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves, partially offset by a correction to deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002.
First Three Quarters of 2005 Compared with the First Three Quarters of 2004
Net Sales

     Net sales increased $280.8 million, or 11.6%, to $2.7 billion for the first three quarters of 2005, compared to $2.4 billion for the first three quarters of 2004. The sales increase was due to 89 additional net new stores since October 31, 2004 and a 4.1% increase in comparable store sales for the first three quarters of 2005. The 4.1% same store sales increase compares to a 6.9% increase for the same period in 2004. The decrease was due to the same factors outlined in the third quarter discussion above.
     Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 23.1%, or $41.1 million, to $219.4 million.
Gross Profit
     Gross profit increased to 30.5% of net sales for the first three quarters of 2005 from 30.2% for the first three quarters of 2004 due to the results of our price optimization initiatives and improved purchasing practices, partially offset by increases in transportation costs due to higher fuel prices and higher inventory related costs for shrink and obsolescence.
Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased as a percentage of net sales to 23.5% for first three quarters of 2005 from 24.0% for the first three quarters of 2004. The primary drivers of this decrease include worker’s compensation and general liability insurance expenses, retirement of assets and additional amortization related to store lighting replacements, and expenses related to the issuance of equity investments to employees in the first three quarters of 2004, which were not incurred at the same levels in the first three quarters of 2005. In addition, the first quarter of 2005 included an $8.5 million legal settlement gain. Partially offsetting these expense decreases was an increase in advertising associated with our “Mart to Smart” advertising initiative.
Interest Income
     Interest income increased to $6.8 million for the first three quarters of 2005 compared to $3.1 million for the first three quarters of 2004 primarily due to an increase in interest rates.
Interest Expense
     Interest expense increased to $22.6 million for the first three quarters of 2005 compared to $15.0 million for the first three quarters of 2004. The increase was primarily due to interest related to increased capital lease obligations.
Income Tax Expense
     In the first three quarters of 2005, the $62.1 million income tax expense represents an effective rate of 35.8%, compared with the first three quarters of 2004 income tax expense of $46.8 million, which represents an effective tax rate of 33.6%. The first three quarters of 2005 included a net tax benefit of $3.8 million related to adjustments primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves, partially offset by a correction to deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002. The first three quarters of 2004 included a tax benefit of $7.7 million related to the utilization of net operating losses previously considered unavailable.
Liquidity and Capital Resources
Cash Flow and Balance Sheet Data
     The following table represents our cash and cash equivalents and short-term investments (in thousands):

	October 30,	January 30,
	2005	2005
Cash and cash equivalents	$97,200	$87,032
Short-term investments	201,700	313,575

Total	$298,900	$400,607

     We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased $10.2 million to $97.2 million in the first three quarters of 2005. Short-term investments decreased $111.9 million to $201.7 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities; however, these investments have characteristics similar to short-term investments because at predetermined intervals, generally every 28 to 49 days, there is a new auction process.

     Cash provided by operations increased $81.2 million to $205.8 million in the first three quarters of 2005, compared with $124.6 million in the first three quarters of 2004. Cash provided by operating activities was generated primarily by net income of $111.6 million and non-cash depreciation and amortization and stock-based compensation expenses of $119.9 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $458.2 million at October 30, 2005 compared to $337.3 million at January 30, 2005. Our inventory balances typically increase at the end of the third fiscal quarter in preparation for the holiday selling season. We also added 65 net new stores in the first three quarters of 2005. Accounts payable increased $88.5 million as a result of the increased inventory levels. Prepaid expenses and other current assets increased $35.2 million primarily due to an increase in prepaid income taxes. Other current liabilities increased $40.1 million as a result of higher taxes payable and increased accruals for advertising, capital invoices and freight.
     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel and Doggie Day Camp construction costs and other expenditures to support our growth plans and initiatives. During the first three quarters of 2005, we incurred $126.0 million in capital expenditures, compared with $100.9 million for the first three quarters of 2004. The expenditures during the first three quarters of 2005 were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment for a new distribution center.
     Net cash used in financing activities for the first three quarters of 2005 was $183.0 million, which is comprised primarily of $208.6 million for the purchase of treasury stock, $13.0 million for dividends and $7.1 million for payments on capital lease obligations, offset by $35.7 million in proceeds and tax benefits from stock issued under our equity incentive plans and a $10.0 million increase in our bank overdraft position. Net cash used in financing activities for the first three quarters of 2004 was $8.3 million.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 34 net new stores in the thirty-nine weeks ended October 30, 2005. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.2 million for inventory and approximately $0.1 million for preopening costs. Based on our fiscal 2005 plan to open 100 net new stores, 16 new PetsHotels, and six new Doggie Day Camps, to fixture and equip a new distribution center in Illinois, to continue our investment in the development of our information systems and to add to our services capacity with the expansion of certain grooming salons, we expect total capital spending to be between $180.0 million and $200.0 million for fiscal 2005, of which we spent $126.0 million in the first three quarters of the fiscal year.
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
Letters of Credit
     As of October 30, 2005, a total of $42.2 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
Credit Facility
     We maintain a credit facility with a group of lenders that provides for borrowings up to $125.0 million. The credit facility includes certain covenants and expires on April 30, 2008. The credit facility is secured by substantially all our personal property assets and certain real property. We pay a fee to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. As of October 30, 2005, we had no borrowings outstanding under the credit facility; however, we issue letters of credit under the facility for guarantees provided for insurance policies, capital lease agreements and utilities. During the third quarter of 2005, we were not in default on our credit facility.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default.

     On March 22, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on May 20, 2005 to stockholders of record on April 29, 2005.
     On June 23, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on August 19, 2005 to stockholders of record on July 29, 2005.
     On September 21, 2005, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on November 18, 2005 to stockholders of record on October 31, 2005.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside approximately 478 of our stores, under the name Banfield, The Pet Hospital (“Banfield”). Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of October 30, 2005, we owned approximately 16.9% of the voting stock, and approximately 36.9% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our condensed consolidated statements of operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of approximately $10.8 million and $9.6 million during the thirty-nine weeks ended October 30, 2005 and October 31, 2004, respectively. We also charge MMI for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $3.6 million and $5.5 million at October 30, 2005 and January 30, 2005, respectively, and were included in receivables in the accompanying condensed consolidated balance sheets.
     In March 2005, we entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s condensed consolidated financial statements.
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
Recent Accounting Pronouncements
     In November 2004, the FASB issued Emerging Issues Task Force, or EITF No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” EITF No. 03-13 specifically addresses paragraph 42 of SFAS No. 144, which states the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. We adopted EITF No. 03-13 on January 31, 2005, and the adoption had no impact on our consolidated financial position or results of operations.

     In June 2005, the FASB issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 did not have a material impact on our condensed consolidated financial statements.
     In August 2005, the FASB issued FASB Interpretation, or FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN No. 47 is effective no later than fiscal years ending after December 15, 2005. We are currently assessing the impact, if any, regarding the adoption of FIN No. 47.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At October 30, 2005, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 30, 2005. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 30 of our Annual Report on Form 10-K for the year ended January 30, 2005.
Fuel Prices
     Increased fuel prices have negatively impacted our results of operations during fiscal 2005. Costs of transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over the same period of fiscal 2004.
Foreign Currency Risk
     Our Canadian subsidiary operates 28 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $75.6 million, or 2.8%, of our net sales for the thirty-nine weeks ended October 30, 2005 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within cost of sales or operating, general and administrative expenses in the condensed consolidated statements of operations depending on the nature of the underlying transaction. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses.
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during 2004 or in the first three quarters of 2005. Borrowings under the revolving line of credit bear interest at the bank’s prime rate plus 0% to 0.50% or LIBOR plus 2.00% to 2.50%, at our option.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2005. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     In our Form 10-K for the 2004 fiscal year, we reported that our controls over the selection, monitoring and review of assumptions and factors affecting lease accounting practices were ineffective as of January 30, 2005 due to errors in our interpretation of GAAP. To remediate this material weakness, we changed our policies and procedures in the first quarter of 2005 to conform to GAAP, and we continue to implement additional review procedures over the selection and monitoring of appropriate assumptions and factors affecting lease accounting practices. No other changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 30, 2005, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in the defense of various legal proceedings that we do not believe are material to our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended October 30, 2005:

				Total Number of
	Total			Shares	Value That May
	Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
August 1, 2005 to August 28, 2005	1,076,900	$28.01		1,076,900	$228,846,823
August 29, 2005 to October 2, 2005	1,749,390	$25.06		1,749,390	$185,000,005
October 3, 2005 to October 30, 2005	843,700	$22.00		843,700	$166,437,874

Third Quarter Total	3,669,990	$25.22	(2)	3,669,990

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of our common stock through fiscal 2006.

(2)	Represents weighted average purchase price during the thirteen weeks ended October 30, 2005.
Item 5. Other Information
     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PetSmart is responsible for listing the non-audit services approved in the third quarter of 2005 by the PetSmart Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PetSmart. There were no non-audit services approved by the Audit Committee in the third quarter of 2005.
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

Date: December 6, 2005	PetSmart, Inc.,

/s/ Timothy E. Kullman
Timothy E. Kullman
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: December 6, 2005	/s/ Mark D. Mumford
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