Form 10-K
period 2006-01-29
PETSMART INC
filed 2006-04-10
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended January 29, 2006
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21888

PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.	)

19601 N. 27th Avenue
Phoenix, Arizona 85027
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code:
(623) 580-6100

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☑      Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the Registrant’s Common Stock on July 31, 2005, the last business day of the Registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ National Market was approximately $4,233,374,000. This calculation excludes approximately 1,926,000 shares held by directors and executive officers of the Registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the Registrant’s outstanding Common Stock as of December 31, 2005 that have represented to the Registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of the Registrants Common Stock outstanding as of March 28, 2006 was 140,036,473.

DOCUMENTS INCORPORATED BY REFERENCE

Proxy Statement for the Annual Meeting of Stockholders to be held on June  22, 2006, to be filed by May 8, 2006.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. We have attempted to identify forward-looking statements by terminology including: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” or “will” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A. Risk Factors” contained in Part I of this Annual Report that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years. The 2005, 2004 and 2003 fiscal years were 52-week years.

Item 1.	Business

General

In fiscal 2005, we generated sales of $3.8 billion, making PetSmart the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of Total Lifetime Caresm for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and our systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service. We are focused on improving and expanding our distribution capabilities, implementing new management information systems, reformatting our stores around the needs of our customers, developing our pet services business and creating a culture of customer service.

We opened 100 net new stores in fiscal 2005 and, at the end of the fiscal year, operated 826 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet, and carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer more than 12,800 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

We complement our strong product assortment with a selection of value-added pet services, including grooming, pet training, boarding and day camp. Virtually all our stores offer complete pet training services and feature pet styling salons that provide high-quality grooming services. Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, and other third-party operators, we made full-service veterinary care available in 525 of our stores as of January 29, 2006.

We also reach customers through our direct marketing channels, including PetSmart.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and an equine catalog. Our PetPerks loyalty campaign allows us to understand the needs of our customers and target offers directly to them.

The Pet Food and Pet Supply Industry

The pet product industry serves a large and growing market. The American Pet Products Manufacturers Association, or APPMA, estimated the 2005 market at approximately $35.9 billion, an increase of more than 100% since 1994. Based on the 2005/2006 APPMA National Pet Owners Survey, more than 69 million households in the

United States own a pet. This results in approximately 91 million cats and 74 million dogs. The APPMA also estimates 63% of United States households own a pet and 45% of those households own more than one pet.

The pet product industry can be divided into the following categories: food, supplies/medicines, veterinary care, pet services (such as grooming or boarding) and purchases of pets. The APPMA estimates that dog food, cat food and treats are the largest volume categories of pet-related products and, in 2005, approximated $14.5 billion, or 40% of the market. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and other mass and retail merchandisers due to manufacturer’s restrictions, but are sold primarily through superstores, specialty pet stores, veterinarians and farm and feed stores.

Pet supplies and medicine sales account for approximately 25%, or $8.8 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services and purchases of pets represent approximately 24%, 7% and 4%, respectively, of the market.

Competition

Based on total sales, we are the largest specialty retailer of pet food, supplies and services in North America. The pet food and pet supply retail industry is highly competitive and can be organized into five different categories:

•	Supermarkets, warehouse clubs and other mass and retail merchandisers;

•	Specialty pet supply chains and pet supply stores;

•	Independent pet stores;

•	Catalog retailers; and

•	Internet retailers.

We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price and availability of pet services. We believe we compete effectively within our various markets; however, some of our supermarket, warehouse club and mass and retail merchandise competitors are larger in terms of overall sales volume and have access to greater capital.

We are currently the only major specialty pet retailer that markets to customers through stores, a catalog and the internet, and we believe this gives us a competitive advantage. In addition, we believe our pet services business is a competitive advantage which can not be easily duplicated.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Add stores in existing multi-store, new multi-store and new single-store markets.  We believe there is a potential for at least 1,400 PetSmart stores in North America. Our expansion strategy includes increasing our share in the top 60 existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in distribution, procurement, marketing and store operations. During fiscal 2005, we opened 100 net new stores, and in fiscal 2006, we expect to open approximately 90 net new stores, primarily in multi-store markets.

Provide the right store format to meet the needs of our customers.  We completed the conversion of our store base to our new specialty store format in fiscal 2003. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our shareholders. In fiscal 2004, we completed the roll out of an upgraded in-store sign package to better serve the needs of our customers. In fiscal 2005, we tested a new store refresh program that builds on the initial reformat and emphasizes our highly differentiated training and adoption services. We will refresh our existing stores with this new format in fiscal 2006, 2007 and 2008.

Expand our pet services business.  Based on sales, we are the leading provider of pet services, which include professional grooming, pet training, boarding and day camp. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins. In fiscal 2005, we began the roll out of the PetsHoteltm, a full-service boarding and day camp service offered inside our stores. At the end of the fiscal year, we operated 32 PetsHotels in our stores in addition to one stand-alone location and seven additional in-store Doggie Day Camps that are not part of a full hotel, on our way to an ultimate build out of 300 hotels and 40 additional Doggie Day Camps. Pet services revenue, which includes grooming, pet training, PetSmart PetsHotel and Doggie Day Camp, grew by 24%, 24% and 25% in fiscal 2005, 2004 and 2003, respectively. We are confident in our ability to continue to expand the pet services portion of our business.

Through our strategic relationship with Banfield, The Pet Hospital, operating under the registered trademark of Banfield, and with other third-party operators, we made full-service veterinary care available in 525 of our stores as of January 29, 2006.

Offer superior customer service.  Our emphasis on the customer is designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure their success in every store, and a portion of the annual incentive program for managers, from the store level to the executive team, is linked to key customer service and in-stock metrics. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position.

Differentiate ourselves through effective brand management.  We are focused on developing and strengthening our brand identity. In August 2005, we announced a new marketing campaign that repositions the PetSmart brand from its current reputation as a “Mart” to “Smart” which emphasizes our capabilities as a resource of information, services and solutions. As part of the campaign, we changed our logo to highlight the “Smart” piece of the PetSmart name and rolled out new advertising that emphasizes our unique offerings for customers.

We are creating tools to effectively communicate our unique value proposition and vision of providing Total Lifetime Caresm for pets, and we continue to build enduring relationships with our customers. We continue to roll out our customer loyalty program, the PetPerks® savings card. As of January 29, 2006, PetPerks was available in all PetSmart stores capturing more than two-thirds of transactions and more than three-fourths of sales. We will continue using a centralized customer database that allows us to track and analyze customer shopping patterns. We intend to use this information to customize direct marketing and promotional materials and to more effectively communicate with customers across all channels.

We believe these strategic initiatives will continue to drive enhanced comparable store sales growth, profitability and return on investment.

Our Stores

Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity for fiscal 2005, 2004 and 2003 is as follows:

	2005	2004	2003

Store count at beginning of fiscal year	726	643	583
New and relocated stores opened	107	92	67
Closed stores	(7)	(9)	(7)

Store count at end of fiscal year	826	726	643

In its first full year, we expect a new store to generate approximately $3.0 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 11% to 13% in year three, 8% to 9% in year four and 6% to 7% in year five. We believe there is a potential for a total of at least 1,400 PetSmart stores in North America. We expect to open approximately 90 net new stores in fiscal 2006.

Distribution

Our improved distribution network, combined with improved and integrated information systems, can optimize store inventory, and drives more efficient use of store labor, improved in-stock positions and better distribution center productivity. We currently employ a hybrid distribution system including full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle products that require rapid replenishment. Our suppliers generally ship our merchandise to one of our distribution centers or forward distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors, and we do not own any trailers. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type

Brockport, New York	392,000	February 1990	Catalog, internet, store and equine distribution center
Phoenix, Arizona	447,000	May 1996	Distribution center
Ennis, Texas	230,000	November 1999	Forward distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Phoenix, Arizona	173,000	September 2001	Forward distribution center
Reno, Nevada	199,000	June 2002	Forward distribution center
Ottawa, Illinois	1,000,000	August 2005	Distribution center

In January 2006, we entered into an agreement to lease approximately 877,500 square feet in Newnan, Georgia to be used as a distribution center. We expect this facility to open in fiscal 2007, and it will replace the current 200,000 square foot forward distribution center we currently lease in Newnan, Georgia.

Information Systems

During fiscal 2005, we continued to enhance our information systems including, but not limited to, the following:

•	Implemented a new inventory planning platform to ensure a strong in-stock position;

•	Implemented supply chain systems at our new distribution center in Ottawa, Illinois; and

•	Implemented web based tools to enhance communications with and improve the productivity of our associates and to provide the business with easy-to-access, actionable data.

Merchandise

Merchandise, which has been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 92% of our net sales in fiscal 2005, 93% in fiscal 2004, and 94% in fiscal 2003, and generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or other mass and retail merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats and litter comprised 39% of our net sales in fiscal 2005, 2004 and 2003.

•	Pet Supplies and Other Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers, pet houses and equestrian supplies. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, filters and birdcages. In certain stores, we have an equine department that serves trade areas with high rates of horse ownership. The sale of pet supplies and other non-pet supply goods comprised 50%, 51% and 51% of our net sales in fiscal 2005, 2004 and 2003, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 3% of our net sales in 2005, 2004 and 2003.

Pet Services

Pet services, which include grooming, pet training, boarding and day camp, represented 8%, 7% and 6% of our net sales in fiscal 2005, 2004 and 2003, respectively. We offer full-service grooming and pet training services in virtually all our stores. We typically allocate an average of 800 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and toothbrushing. Depending on their experience, our pet stylists are educated as part of a 15-week program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses.

PetsHotel provides boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. In fiscal 2005, we began a national rollout of PetsHotel at selected locations. As of January 29, 2006, we operated 32 PetsHotels within our retail stores in addition to one stand-alone location.

In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PetsHotel locations. During fiscal 2005, we expanded our test of Doggie Day Camps without a full hotel to six additional retail stores, for a total of seven Doggie Day Camps.

Total revenues from pet grooming, pet training, boarding and day camp services grew 24% from $240.7 million in fiscal 2004 to $298.9 million in fiscal 2005.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 525 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and routine and complex surgical procedures. As of January 29, 2006, 513 of these hospitals were operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operating under the registered trade name of Banfield, The Pet Hospital. See Note 3 to the Notes to Consolidated Financial Statements for a discussion of our ownership interest in MMI. The remaining 12 hospitals are located in Canada and are operated by other third-parties.

PetSmart Charities and Adoptions

Through PetSmart Charities, Inc., an independent 501(c)(3) organization, we support the activities of animal welfare organizations in North America. PetSmart Charities creates and supports programs to help find a lifelong loving home for every pet, by:

•	Raising awareness of companion animal welfare issues;

•	Funding programs to further individual animal welfare organizations’ missions; and

•	Facilitating adoptions through in-store programs, kiosks and pet transport programs.

Since 1994, PetSmart Charities has raised and donated more than $41 million to animal welfare programs and, through our in-store adoption programs, has saved the lives of more than 2.4 million pets.

Government Regulation

We are subject to various federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices or the operation of veterinary hospitals in retail stores that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; environmental regulations with respect to generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; the handling, security, protection and use of customer information; and the licensing and certification of services.

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, there can be no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third party claims as a result of violations of, or liabilities under, these laws and regulations.

Intellectual Property

We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. We have several service marks and trademarks registered with the United States Patent and Trademark Office, or USPTO, including PetSmart®, PetSmart.com®, PetSmart PetsHotel®, PetPerks®, Where Pets Are Family® and All You Need For The Life Of Your Pet®, as well as many others. We also own several service mark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered service marks, trademarks and pending applications in other countries, including Canada, as well as several trade names, domain names and copyrights for use in our business.

Employees

As of January 29, 2006, we employed approximately 34,600 associates, approximately 16,800 of whom were employed full time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are subject to no collective bargaining agreements and have experienced no work stoppages. We consider our relationship with our associates to be good. Increases in the federal minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

As of January 29, 2006, we had two operating segments, PetSmart North America, which included all retail locations, and PetSmart Direct, which included our internet operations and equine catalog. We evaluated our segment reporting requirements under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined the PetSmart Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

Net sales in the United States were $3.7 billion, $3.3 billion and $2.9 billion for fiscal 2005, 2004 and 2003, respectively. Net Canadian sales, denominated in United States dollars, were $107.7 million, $87.7 million and $75.7 million for fiscal 2005, 2004 and 2003, respectively. Substantially all our long-lived assets are located in the United States.

Available Information

We make available, free of charge through our internet web-site (www.petsmart.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission.

PetSmart associates must act ethically at all times and in accordance with PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy, and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and such other individuals performing similar positions, have signed a certificate acknowledging that they have read, understand and will continue to comply with the policy. The policy is published and we will publish any amendments or waivers to the policy in the Corporate Governance section of the PetSmart internet web-site located at www.petm.com.

Management

Our executive officers and their ages and positions on April 1, 2006, are as follows:

Name	Age	Position

Philip L. Francis	59	Chairman and Chief Executive Officer
Robert F. Moran	55	President and Chief Operating Officer
Timothy E. Kullman	50	Senior Vice President, Chief Financial Officer
Scott A. Crozier	55	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Donald Beaver	47	Senior Vice President, Chief Information Officer
Barbara A. Fitzgerald	54	Senior Vice President, Store Operations
Kenneth T. Hall	38	Senior Vice President, Merchandising, Chief Marketing Officer
David K. Lenhardt	36	Senior Vice President, Services, Strategic Planning and Business Development
Francesca M. Spinelli	52	Senior Vice President, People
Raymond L. Storck	45	Vice President of Finance, Chief Accounting Officer and Controller

Philip L. Francis has been a director of PetSmart since 1989, and Chief Executive Officer since March 1998. He was President from 1998 to 2001 and was named Chairman of the Board in 1999. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer and President. Prior to that, he held several senior management positions for Roundy’s Inc., Cardinal Health and the Jewel Companies.

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

Timothy E. Kullman joined PetSmart as Senior Vice President and Chief Financial Officer in July 2002. Mr. Kullman also leads our real estate and construction group. From 2001 to 2002, Mr. Kullman was the Executive Vice President and Chief Financial Officer for Hagemeyer North America Holdings, Inc., part of a global distribution company based in the Netherlands. From 1997 to 2001, Mr. Kullman served as Senior Vice President and Chief Financial Officer of Genuardi’s Family Markets, Inc., a regional grocery retailer. From 1994 to 1997, Mr. Kullman served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary for Delchamps, Inc., a grocery retailer in the southeastern United States. Prior to that, he held various positions with Farm Fresh, Inc., Blue Cross Blue Shield of Michigan, and Deloitte Haskins & Sells, the predecessor to Deloitte & Touche LLP.

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

Donald Beaver joined PetSmart as Senior Vice President and Chief Information Officer in May 2005. Prior to joining PetSmart, Mr. Beaver was employed by H-E-B Grocery company where he held the position of Senior Vice President and CIO since 1999. Prior to that, he served 14 years at Allied Signal Aerospace, Inc. Mr. Beaver started his career at Eastman Kodak, where he was a programmer analyst.

Barbara A. Fitzgerald joined PetSmart as Senior Vice President of Store Operations in September 2000. Prior to joining PetSmart, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys ‘R’ Us, Inc., including, Vice President, General Manager of New York/New Jersey and Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores.

Kenneth T. Hall was appointed Senior Vice President, Merchandising in January 2006 and has been Chief Marketing Officer since January 2003. He joined PetSmart as Vice President, Strategic Planning and Customer Relationships in October 2000 and was appointed Senior Vice President and Chief Marketing Officer in January 2003. From 1999 to 2000, Mr. Hall worked as a consultant for Bain & Company, Inc., a global management consulting firm. Prior to this, Mr. Hall held various operational and financial positions at EXXON Company, U.S.A.

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

Francesca M. Spinelli joined PetSmart as Senior Vice President of People in September 2003. She served as Vice President of People for Radio Shack Corporation from 1998 to 1999, and Senior Vice President of People from 1999 to 2003. Previously, Ms. Spinelli was with Wal-Mart Stores, Inc., where she held the positions of Corporate Vice President, Organizational Development and Vice President, Human Resources — McLane Company, Inc., a former division of Wal-Mart. Prior to 1993, Ms. Spinelli held human resources positions with Dillashaw, Hawthorn and Company, P.C., and APS, Inc. In addition, Ms. Spinelli serves on the board of directors of Advance Auto Parts, Inc.

Raymond L. Storck was appointed Vice President of Finance, Chief Accounting Officer and Controller in March 2006. He joined PetSmart in May 2004 as Vice President and Controller. From 2000 to 2004, Mr. Storck served as Chief Financial Officer and Treasurer of MicroAge, Inc., an information technology products and services company, and from 1986 to 2000 he held various other executive positions at MicroAge, including Vice President and Controller. In April 2000, MicroAge, Inc. filed for protection under Chapter 11 of the United States Bankruptcy Code. Prior to MicroAge, he was with Grant Thornton in Minneapolis.

Item 1A.	Risk Factors

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces and government regulatory actions. Our actual results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in Our Stores, Distribution, Information Systems, Competition and Government Regulation sections of this Annual Report on Form 10-K.

If we are unable to increase sales at our existing stores or successfully open new stores, our results of operations could be harmed.

Our continued revenue growth depends on our ability to increase sales at our stores. There can be no assurance that our stores will meet forecasted levels of sales and profitability. In addition, we expect to open approximately 90 net new stores in fiscal 2006. Our ability to open additional stores is dependent on various factors including:

•	Identifying store sites that offer attractive returns on our investment;

•	Competition for those sites;

•	Successfully negotiating with landlords and obtaining any necessary governmental, regulatory or private approval;

•	Timely construction of stores; and

•	Our ability to attract and retain qualified store personnel.

To the extent we are unable to accomplish any of the above, our ability to open new stores may be harmed. In addition, there can be no assurance that we will be able to meet the forecasted level of sales or operate our new stores profitably.

New stores may place increasing demands on management and operating systems, may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.

We currently operate stores in most of the major market areas of the United States and Canada. Our plans for fiscal 2006 include opening approximately 90 net new stores, primarily in existing multi-store markets. The increased demands placed on management by opening new stores could result in operational inefficiencies and less effective management of the business and associates, which could in turn adversely affect our financial performance. Opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales.

Our comparable store sales increases were 4.2% and 6.3% for fiscal 2005 and 2004, respectively. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower or sales could decrease in future periods.

Our operating margins at new stores may be lower than those of existing stores.

Preopening expenses and lower sales volumes associated with newly opened stores can impact operating margins. In some geographic regions, we expect certain new store operating costs, particularly those related to occupancy, to be higher than in the past. As a result of our increasing number of net new stores and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

A disruption, malfunction, or increased costs in the operation or expansion of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores or increase our expenses, which could harm our sales and results of operations.

Our vendors generally ship our merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise from our distribution centers to stores, could harm our sales and the results of our operations. We operate one fish distribution center and have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction to their business could harm our sales and results of operations. In such an event, there can be no assurance that we could contract with another third party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves. In addition, if we are unable to successfully expand our distribution centers, our sales or results of operations could be harmed.

If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our sales, financial data, warehousing, distribution, merchandise planning and replenishment functions and to maintain our in-stock positions. We possess offsite recovery capabilities for our key information systems. The failure of our information systems to perform as designed, or any interruption of our information systems for any reason for a significant period of time could disrupt our business and harm our sales and profitability.

We continue to invest in our information systems. There can be no assurance that the costs of investments in our information systems will not exceed estimates or that they will be as beneficial as predicted. If we are unable to realize the benefits of improved systems, our results of operations could be harmed.

If we accidentally disclose sensitive customer information, our business could be harmed.

We routinely possess sensitive customer information such as credit card numbers, and a failure in our security procedures and operational controls could result in a release of that information. We could experience losses from lawsuits and negative publicity that may affect our business.

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

The pet food and pet supply retail industry is very competitive, and continued competitive forces may reduce our sales and profitability.

The pet food and pet supply retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of pet supply warehouse or specialty stores, smaller pet store chains, catalog retailers, Internet retailers and pet stores. The industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs or other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. There can be no assurance we will not face greater competition from these or other retailers in the future. In particular, if our supermarket, warehouse club or other mass and retail competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.

The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.

We buy from several hundred vendors worldwide and, together, our two largest vendors accounted for approximately 15.1% of our total sales for fiscal 2005. Sales of premium pet food for dogs and cats comprise a significant portion of our revenues. Currently, most major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs or through other mass and retail merchandisers. If any premium pet food or pet supply vendors were to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities. There can be no assurance that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. There can be no assurance our overseas vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, packaging and labeling requirements. Any inability of our existing vendors to provide products in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are satisfactory we have no long-term supply commitments from our vendors, and any vendor could discontinue selling to us at any time.

We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees, and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. In addition, there historically has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of veterinarians, Banfield’s ability to provide veterinary services in our stores and increase the number of stores in which Banfield provides veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 1996 and operated 30 stores in Canada as of January 29, 2006. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	The burden of complying with foreign laws, including tax laws; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

We and MMI Holdings, Inc (MMIH), the third party operator of Banfield, The Pet Hospital, are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability and MMI’s ability to operate veterinary hospitals within our facilities. A determination that we or MMI are in violation of any of these applicable statutes and regulations could require us or MMI to restructure our operations to comply or render us or MMI unable to operate veterinary hospitals in a given location. If MMIH or MMI were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed, both directly and due to a decrease in customer traffic. There can be no assurance that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. For a further discussion of our relationship with MMI, please see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Related Party Transactions.”

Our business would be harmed if we were unable to raise any needed additional capital on acceptable terms.

We believe our capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future. If, however, we are unable to generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our credit facility is secured by substantially all our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

We are subject to various contractual obligations with third party providers and federal, state, provincial and local laws and regulations governing among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; environmental regulations with respect to the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; providing services to our customers; services contracted for with various third party providers; the handling, security, protection and use of customer information; and the licensing and certification of services.

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, there can be no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third party claims as a result of violations of, or liabilities under, the above referenced contracts, laws and regulations.

A determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial position.

We operate in multiple tax jurisdictions and believe an adequate provision for income and other taxes has been made. If, however, tax regulators in these jurisdictions determine that a position that we have taken on an issue is inappropriate, this may result in a material impact to our financial position. The Internal Revenue Service is currently examining our tax returns for fiscal 2002, 2003 and 2004. While the examination has not been finalized, no issues have been identified that would have a material impact on our financial position or results of operations.

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

Over the last several years, the market price of our common stock has been subject to significant fluctuations. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	Announcements by analysts regarding their assessment of PetSmart and our prospects;

•	Announcements of our financial results, particularly if they differ from investors’ expectations;

•	General economic changes, including increased fuel costs;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions and consolidations;

•	The prospects of our industry; and

•	Natural disasters, hostilities and acts of terrorism.

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

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of January 29, 2006:

Number of
United States:	Stores

Alabama	9
Arizona	34
Arkansas	4
California	96
Colorado	29
Connecticut	4
Delaware	2
Florida	49
Georgia	30
Idaho	4
Illinois	38
Indiana	18
Iowa	6
Kansas	7
Kentucky	6
Louisiana	12
Maryland	26
Massachusetts	10
Michigan	20
Minnesota	13
Mississippi	5
Missouri	16
Montana	3
Nebraska	3
Nevada	12
New Hampshire	2
New Jersey	23
New Mexico	5
New York	24
North Carolina	31
North Dakota	2
Ohio	33
Oklahoma	10
Oregon	10
Pennsylvania	30
Rhode Island	1
South Carolina	12
Tennessee	12
Texas	76
Utah	11
Vermont	1
Virginia	30
Washington	19
West Virginia	1
Wisconsin	7
—
Total U.S. stores	796
Canada	30

Total North America stores	826

We lease substantially all of our stores, retail distribution centers and corporate offices under non-cancellable leases. The terms of the store leases, described below, generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2023. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during fiscal 2005, 2004 and 2003.

Our corporate offices cover approximately 219,000 square feet, and the leases expire beginning in 2009. Our distribution centers and respective lease expirations are as follows:

	Square
Location	Footage	Lease Expiration

Ennis, Texas	230,000	2013
Phoenix, Arizona	447,000	2021
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2007
Newnan, Georgia	200,000	2008
Phoenix, Arizona	173,000	2021
Reno, Nevada	199,000	2009 and 2012
Ottawa, Illinois	1,000,000	2015

We also own and operate an internet fulfillment, equine catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet.

In January 2006, we entered into an agreement to lease approximately 877,500 square feet in Newnan, Georgia to be used as a distribution center. This facility is expected to open in fiscal 2007 and will replace the current 200,000 square foot forward distribution center we currently lease in Newnan, Georgia.

Item 3.	Legal Proceedings

We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 29, 2006.

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

			Dividends
	High	Low	Declared

Fiscal Year Ended January 29, 2006
First Quarter ended May 1, 2005	$32.98	$25.50	$0.03
Second Quarter ended July 31, 2005	$33.28	$26.68	$0.03
Third Quarter ended October 30, 2005	$29.96	$21.13	$0.03
Fourth Quarter ended January 29, 2006	$26.75	$22.54	$0.03
Fiscal Year Ended January 30, 2005
First Quarter ended May 2, 2004	$29.20	$22.96	$0.03
Second Quarter ended August 1, 2004	$33.84	$25.55	$0.03
Third Quarter ended October 31, 2004	$31.98	$26.20	$0.03
Fourth Quarter ended January 30, 2005	$36.24	$29.85	$0.03

Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. In fiscal 2005, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 22, 2005	$0.03	April 29, 2005	May 20, 2005
June 23, 2005	$0.03	July 29, 2005	August 19, 2005
September 21, 2005	$0.03	October 31, 2005	November 18, 2005
December 15, 2005	$0.03	January 27, 2006	February 10, 2006

Holders.  On March 28, 2006, there were 4,288 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 22, 2006 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Stock Purchase Program.  The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended January 29, 2006:

					Approximate Dollar
				Total Number of Shares	Value That May
	Total Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)

October 31, 2005 to November 27, 2005	362,600	$24.21		362,600	$157,658,211
November 28, 2005 to January 1, 2006	1,834,354	$24.69		1,834,354	$112,363,827
January 2, 2006 to January 29, 2006	92,505	$25.55		92,505	$110,000,035

Fourth Quarter Total	2,289,459	$24.65	(2)	2,289,459

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of our common stock through fiscal 2006.

(2)	Represents weighted average purchase price during the thirteen weeks ended January 29, 2006.

Item 6.	Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of PetSmart, Inc. The data for periods prior to fiscal 2005 has been adjusted to reflect the adoption of SFAS No. 123(R), “Share-Based Payments” as described in “Note 2: Change in Accounting Principle and Reclassifications in Consolidated Financial Statements and Notes to Consolidated Financial Statements” under Notes to Consolidated Financial Statements included in Item 8, “Financial Statements and Supplementary Data” of this Form 10-K. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and notes thereto.

	As of and for the Fiscal Year Ended(1)(2)
	January 29,	January 30,	February 1,	February 2,	February 3,
	2006	2005(6)	2004(6)	2003(6)	2002(6)
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$3,760,499	$3,363,452	$2,993,115	$2,695,184	$2,501,012

Gross profit	1,176,195	1,038,587	900,118	783,015	666,412
Operating, general and administrative expenses	864,815	781,248	681,270	629,803	607,617

Operating income	311,380	257,339	218,848	153,212	58,795
Interest expense, net	22,171	16,535	15,892	17,829	25,392

Income before income tax expense	289,209	240,804	202,956	135,383	33,403
Income tax expense	106,719	83,351	78,005	56,883	1,277

Net income	$182,490	$157,453	$124,951	$78,500	$32,126

Earnings Per Common Share Data:
Basic	$1.30	$1.09	$0.88	$0.59	$0.29
Diluted	$1.25	$1.05	$0.85	$0.55	$0.28
Dividends declared per common share	$0.12	$0.12	$0.04	$—	$—
Weighted average common and potentially dilutive common shares outstanding:
Basic	140,791	143,888	141,641	134,148	112,006
Diluted	145,577	149,652	147,255	141,682	114,067
Selected Operating Data:
Stores open at end of period	826	726	643	583	560
Square footage at end of period	19,029,359	16,967,480	15,314,577	14,105,873	13,644,908
Net sales per square foot(3)	$206	$205	$197	$188	$175
Net sales growth	11.8%	12.4%	11.1%	7.8%	12.4%
Increase in comparable store sales(4)	4.2%	6.3%	7.0%	9.6%	6.5%
Selected Balance Sheet Data:
Merchandise inventories	$399,413	$337,281	$309,140	$257,090	$271,342
Working capital	$377,766	$477,929	$343,974	$271,558	$186,001
Total assets	$1,863,691	$1,678,407	$1,427,265	$1,203,547	$1,001,917
Total debt(5)	$364,123	$250,735	$170,395	$167,167	$341,718
Total stockholders’ equity	$940,750	$973,947	$816,651	$659,075	$304,027
Current ratio	1.82	2.36	2.00	1.93	1.66
Long-term debt-to-equity	37%	25%	20%	24%	109%
Total debt-to-capital	28%	20%	17%	20%	53%

(1)	Certain items have been reclassified to conform to current year presentation.

(2)	Fiscal 2001 consisted of 53 weeks; all other years reported consisted of 52 weeks.

(3)	Net sales per square foot were calculated by dividing net sales, excluding catalog and Internet sales, by average square footage. Net sales per square foot may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. Management believes that this presentation provides useful information to investors regarding the results of operations of its stores.

(4)	Retail stores only, excludes catalog and Internet sales in all periods, and includes only stores open at least 52 weeks. Fiscal 2001 data has been adjusted to reflect 52 weeks of the 53-week fiscal year.

(5)	Represents capital lease obligations. In addition, the February 3, 2002 amount included subordinated convertible debt.

(6)	As adjusted, see Note 2 to the Notes to Consolidated Financial Statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled Competition, Distribution, Information Systems and Government Regulation included in Item 1 Part I and Risk Factors included in Item 1 Part 1a of this Annual Report on Form 10-K.

The accompanying Management’s Discussion and Analysis of Financial Condition and Results of Operations includes the change in accounting principle and reclassifications discussed in Note 2 to the Notes to Consolidated Financial Statements.

Overview

Based on our fiscal 2005 sales of $3.8 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 29, 2006, we operated 826 stores, and we anticipate opening approximately 90 net new stores in fiscal 2006. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 12,800 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories. We continue to invest in education for our approximately 34,600 associates as part of our emphasis on customer service and providing pet care solutions.

We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services.

Through our strategic relationship with Banfield, The Pet Hospital, and other third-party operators, we made full-service veterinary care available in 525 of our stores as of January 29, 2006. In fiscal 2005, we began a national roll out of the PetsHotel boarding and day camp concept. As of January 29, 2006, we operated 32 PetsHotels within our retail stores in addition to one stand-alone location. In October 2004, we launched our test of the Doggie Day Camp concept, which is also available at our PetsHotel locations. During 2005, we expanded our test of Doggie Day Camp to six additional stores without a full hotel, for a total of seven Doggie Day Camps. We believe we ultimately can operate 300 PetsHotels, as well as 40 additional in-store Doggie Day Camps.

We also reach customers through our direct marketing channels, including PetSmart.com, one of the Internet’s most popular pet e-commerce sites, an e-commerce site dedicated to equine products and an equine catalog.

Executive Summary

•	Fiscal 2005 diluted earnings per common share increased 19% to $1.25, on net income of $182.5 million, compared to diluted earnings per common share of $1.05 on net income of $157.5 million in fiscal 2004. The increase is due to a combination of revenue gains and gross profit rate improvement, partially offset by an increase in operating, general and administrative expenses, net interest expense and income taxes.

•	Net sales increased 11.8% to $3.8 billion in fiscal 2005 compared to $3.4 billion in fiscal 2004 due to new store openings and an increase in comparable store sales.

•	We added 100 net new stores during fiscal 2005, and at the end of the fiscal year, operated 826 stores. In addition, we opened 16 new PetsHotels and six Doggie Day Camps. We expect to open approximately 90 net new stores and 30 new PetsHotels in fiscal 2006.

•	Comparable store sales, or sales in stores open at least a year, increased 4.2% during fiscal 2005 on top of a 6.3% increase during fiscal 2004. We project same store sales growth in the mid-single digits for fiscal 2006.

•	Services sales increased 24.2% to $298.9 million, or 7.9% of net sales for fiscal 2005. Services sales increased 24.4% to $240.7 million, or 7.2% of net sales during fiscal 2004.

•	Gross margins increased 40 basis points in fiscal 2005 compared to fiscal 2004 as we improved buying practices and saw results from our ongoing pricing strategies and increased inventory levels resulting in more of our costs being capitalized in inventory. Improved margins on product sales were partially offset by increased occupancy and warehousing costs related to new store openings and the opening of our Illinois distribution facility and increased inventory-related costs.

•	Operating, general and administrative expenses decreased to 23.0% of net sales in fiscal 2005 compared to 23.2% of net sales in fiscal 2004 primarily due to a decrease in compensation costs and an increase in legal settlements recognized, partially offset by increases in advertising and store opening expenses as a percentage of sales.

•	During fiscal 2005, we purchased approximately 9.9 million shares of our common stock for approximately $265.0 million and we declared cash dividends totaling $0.12 per share.

•	Cash capital expenditures for 2005 were $165.7 million, and we anticipate spending between $200 million and $230 million for capital expenditures in fiscal 2006.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Inventory Valuation Reserves

We have established reserves for estimated inventory shrinkage between physical inventories. Stores perform physical inventories once a year, and between the physical inventories, the stores perform counts on certain inventory items. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded so inventories reflect the approximate net realizable value. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves. During fiscal 2005, we increased our obsolescence reserve to account for certain obsolete inventory by $7.3 million to $8.5 million, as of January 29, 2006.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Operations. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. We use judgment to estimate the underlying real estate market related to the expected sublease income and timing of the sublease start date, and we can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

As of January 29, 2006 and January 30, 2005, we had 19 and 17 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. In addition to the stores with sublease agreements as of January 29, 2006, we have assumed that three stores will have sublease income in future periods, which represents a $1.5 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.5 million. We closed seven stores in fiscal 2005 and nine stores in fiscal 2004, of which two stores in fiscal 2005 closed as scheduled due to lease expiration and two stores were closed under lease termination agreements. The closed store reserves are as follows (in thousands):

	January 29,	January 30,
	2006	2005

Total remaining gross occupancy costs	$47,485	$46,772
Less:
Expected sublease income	(36,002)	(35,215)
Interest costs	(1,879)	(2,416)

Closed store reserve	$9,604	$9,141

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, we retained the initial risk of loss of $0.25 million for each policy per occurrence. Effective February 1, 2004, we engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, we retain an initial risk of loss of $0.5 million for each policy per occurrence on or subsequent to February 1, 2004. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of January 29, 2006 and January 30, 2005, we had approximately $54.2 million and $41.6 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January  29, 2006 and January 30, 2005 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based upon our view of the likely outcomes of current and future audits. We adjust our accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 29, 2006, we had an accrual for income tax contingencies of $14.0 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.

During the third quarter of fiscal 2005, we recorded a reduction to income tax expense of approximately $6.1 million. The period of assessment, during which additional tax may be imposed for years prior to 2002, has expired for several jurisdictions. As a result, we determined that approximately $6.5 million of tax contingency reserves are no longer probable of assertion and have reduced them accordingly, with approximately $6.1 million as a reduction in expense and approximately $0.4 million as an increase to additional paid-in capital. We also recorded additional tax expense during the third quarter of fiscal 2005 of approximately $2.3 million resulting from a correction of our deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002. In the fourth quarter of 2005, we recorded additional tax expense of $2.0 million resulting from an adjustment to deferred tax assets and liabilities.

In the second quarter of fiscal 2004, we completed an analysis of our net operating loss carryovers related to our fiscal 2000 purchase of PetSmart.com, based on guidance issued from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of fiscal 2004 related to the additional net operating loss utilization.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service is currently examining our tax returns for fiscal 2002, 2003 and 2004. While the examination has not been finalized, no issues have been identified that would have a material impact on our financial position or results of operations.

During fiscal 2005, we raised an affirmative issue with the Internal Revenue Service with respect to the characterization of certain losses. Final agreement has not been reached with the Internal Revenue Service on this issue and, therefore, no benefit has been reflected in the consolidated financial statements related to this item. Management currently estimates that the range of potential benefit will be between zero and approximately $1.9 million. Any amount ultimately sustained would be reflected as a reduction of income tax expense in the fiscal quarter in which final agreement is reached with the Internal Revenue Service.

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Operations:

	Fiscal Year Ended
	Jan. 29,	Jan. 30,	Feb. 1,
	2006	2005	2004

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.7	69.1	69.9

Gross profit	31.3	30.9	30.1
Operating, general and administrative expenses	23.0	23.2	22.8

Operating income	8.3	7.7	7.3
Interest income	0.2	0.1	0.1
Interest expense	(0.8)	(0.6)	(0.6)

Income before income tax expense	7.7	7.2	6.8
Income tax expense	2.8	2.5	2.6

Net income	4.9%	4.7%	4.2%

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Fiscal 2005 net sales increased $397.0 million, or 11.8%, to $3.8 billion, compared to net sales of $3.4 billion in fiscal 2004, due to the addition of 100 net new stores since January 30, 2005 and a 4.2% increase in comparable store sales for fiscal 2005. Our comparable store sales growth was 6.3% for fiscal 2004. We believe the decrease in our comparable store sales growth rate during fiscal 2005 as compared to fiscal 2004 was due to general economic conditions, including increased fuel prices, which caused a decrease in consumer spending. In addition, we lost 437 days of sales from store closures due to the effect of hurricanes in the third quarter of fiscal 2005.

Services sales, which are included in our net sales and include grooming, pet training, boarding and day camp operations, increased by 24.2%, or $58.2 million, to $298.9 million. This increase was primarily due to an increase in grooming volume during fiscal 2005.

Gross Profit

Gross profit increased as a percentage of net sales to 31.3% for fiscal 2005, from 30.9% for fiscal 2004. The increase reflects higher margins on product sales due to improved buying practices, our ongoing pricing strategies and increased inventory levels resulting in more of our costs capitalized in inventory. These increases were partially offset by various fixed and variable expenses in cost of sales including occupancy, warehousing and transportation costs and inventory-related costs.

Store and occupancy costs increased as we opened more stores and opened our Illinois distribution facility. Warehousing and transportation costs increased due to additional variable expenses from our Illinois distribution facility and higher fuel prices. Inventory-related costs increased due to higher inventory shrinkage results and higher obsolescence charges.

In addition, gross profit on our services decreased as a percentage of net sales due to the increase in variable and infrastructure expenses associated with the opening of new PetsHotels.

Operating, General and Administrative Expenses

Operating, general and administrative expenses, or OG&A, decreased as a percentage of net sales to 23.0% for fiscal 2005, from 23.2% for fiscal 2004. This decrease was primarily driven by decreases in compensation costs and legal settlements; partially offset by increases in advertising and store opening expenses. Compensation costs decreased as a result of a reduction in stock-based compensation recognized, charges incurred in fiscal 2004 related to workers’ compensation reserves which were not incurred at the same levels in fiscal 2005 and lower bonus expense recognized in fiscal 2005. Legal settlements recorded as a reduction of OG&A expenses were larger in fiscal 2005 as compared to fiscal 2004 primarily due to a one-time legal settlement recorded in the first quarter of fiscal 2005 and a Visa/Mastercard settlement recorded in the fourth quarter of fiscal 2005. Advertising expenses increased as a result of our “Mart” to “Smart” advertising initiative. Store opening expenses increased as a result of an increase in new store openings and the timing of openings.

Interest Income

Interest income increased to $9.0 million during fiscal 2005 compared to $4.8 million during fiscal 2004 primarily due to an increase in interest rates.

Interest Expense

Interest expense increased to $31.2 million for fiscal 2005, from $21.3 million for fiscal 2004. The increase was primarily due to an increase in capital lease obligations in fiscal 2005.

Income Tax Expense

For fiscal 2005, income tax expense was $106.7 million representing an effective rate of 36.9%. For fiscal 2004, income tax expense of $83.4 million represented an effective rate of 34.6%. The increase in the effective tax rate from fiscal 2004 to fiscal 2005 was primarily due to a tax benefit of $7.7 million recorded in the second quarter of fiscal 2004 related to the expected utilization of $22.1 million of net operating losses previously considered unavailable. We also recorded additional tax expense of $2.0 million in the fourth quarter of fiscal 2005 and $2.3 million in the third quarter of fiscal 2005 resulting primarily from adjustments to deferred tax assets and liabilities. Offsetting these increases to the effective rate, during the third quarter of fiscal 2005, we recorded a reduction to income tax expense of $6.1 million related to reductions in certain tax reserves that we determined would no longer be needed.

Fiscal 2004 Compared to Fiscal 2003

Net Sales

Net sales increased $370.3 million, or 12.4%, to $3.4 billion for fiscal 2004, compared to net sales of $3.0 billion for fiscal 2003. The sales increase was due to 83 net new stores and a 6.3% increase in comparable store sales for fiscal 2004. Services sales, which are included in our net sales and include grooming, pet training, pet boarding and day camp operations, increased by 24.4%, or $47.2 million, to $240.7 million.

Gross Profit

Gross profit increased as a percentage of net sales to 30.9% for fiscal 2004, from 30.1% for fiscal 2003. The increase primarily reflected higher margins on product sales during fiscal 2004 compared with fiscal 2003 due to improved buying practices and our ongoing pricing strategies. We also experienced lower inventory shrinkage and other inventory related expenses as a percentage of sales in fiscal 2004 compared to fiscal 2003. In addition, occupancy costs recorded in cost of sales decreased as a percentage of sales in fiscal 2004 compared to fiscal 2003. These items were partially offset by higher freight costs as a result of increased fuel prices.

Operating, General and Administrative Expenses

Operating, general and administrative expenses increased as a percentage of net sales to 23.2% for 2004, from 22.8% for 2003. The increase was primarily due to increases in workers’ compensation, general liability and medical insurance costs as well as higher repairs and maintenance costs in our stores. The higher insurance costs were primarily due to increases in actuarial estimates for workers’ compensation and general liability claims. In addition, we recognized a $4.1 million expense in the second quarter of fiscal 2004 primarily for the retirement of assets and additional amortization related to store lighting replacements. The increases were offset by lower advertising, bonus and closed store expenses as a percentage of revenue in fiscal 2004 compared to fiscal 2003. We also recognized a $3.6 million gain from a legal settlement in the fourth quarter of 2004.

Interest Income

Interest income increased to $4.8 million during fiscal 2004 compared to $3.4 million during fiscal 2003 primarily due to an increase in interest rates.

Interest Expense

Interest expense increased to $21.3 million for fiscal 2004, from $19.3 million for fiscal 2003. The increase was primarily due to an increase in capital lease obligations in 2004.

Income Tax Expense

For fiscal 2004, income tax expense was $83.4 million representing an effective rate of 34.6%. For fiscal 2003, income tax expense of $78.0 million represents an effective rate of 38.4%. The reduction in the effective tax rate from fiscal 2003 to 2004 is primarily due to an analysis of our net operating loss carryovers related to our fiscal 2000 purchase of PetSmart.com. We completed the analysis in the second quarter of 2004 and it was based on guidance issued from the Internal Revenue Service. As a result, we expect to utilize an additional $22.1 million of net operating losses previously considered unavailable. We recorded a total tax benefit of $7.7 million in the second quarter of fiscal 2004, related to the additional net operating loss utilization. In addition, we recognized a legal settlement of $3.6 million in the fourth quarter of fiscal 2004, which allowed us to use a portion of our capital loss carryforwards. We reversed a previously established valuation allowance, and as a result, recorded a tax benefit of $1.2 million.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

The following table represents our cash and cash equivalents and short-term investments (in thousands):

	January 29,	January 30,
	2006	2005

Cash and cash equivalents	$110,415	$87,032
Short-term investments	219,900	313,575

Total	$330,315	$400,607

We manage our cash and cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents increased $23.4 million to $110.4 million as of January 29, 2006. Short-term investments decreased $93.7 million to $219.9 million as of January 29, 2006. Short-term investments mainly consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term instruments.

Cash provided by operations increased $86.2 million to $342.3 million in 2005, compared with $256.1 million in fiscal 2004. Cash provided by operating activities was generated primarily by net income of $182.5 million and non-cash depreciation and amortization expenses of $139.6 million and stock-based compensation of $22.4 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $399.4 million at January 29, 2006 compared to $337.3 million at January 30, 2005 primarily due to the build up of inventory for our new distribution center, 100 net new stores in fiscal 2005 and a decision to slightly increase our average inventory per store in support of a strong and consistent in-stock position. Accounts payable increased by $25.1 million as a result of increased inventory levels. Other current liabilities increased $55.1 million as a result of increased taxes payable and accruals for advertising, capital invoices and freight.

Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs and other expenditures to support our growth plans and initiatives. For fiscal 2005, we used $165.7 million in cash for capital expenditures, compared with $143.6 million for fiscal 2004. The fiscal 2005 expenditures were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment for a new distribution center.

Net cash used in financing activities for 2005 was $251.7 million, which is comprised primarily of $265.0 million for the purchase of treasury stock, $17.2 million for dividends and $10.3 million for payments on capital lease obligations, offset by $33.1 million in proceeds from the exercises of stock options and from our employee stock purchase plan. Net cash used in financing activities for 2004 was $41.8 million.

Common Stock Purchase Program

In April 2000, the Board of Directors approved a plan to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. In September 2004, the Board of Directors approved a program, which replaced the March 2003 program, authorizing the purchase of up to $150.0 million of our common stock through fiscal 2005. During the first quarter of fiscal 2005, we purchased approximately 3,618,000 shares of our common stock for approximately $105.0 million which completed the authorized purchase of $150.0 million of our common stock under the September 2004 program.

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. During fiscal 2005, we purchased approximately 6,322,000 shares of our common stock for approximately $160.0 million under the June 2005 program.

Common Stock Dividends

We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. In fiscal 2005, the following dividends were declared by the Board of Directors:

	Dividend Amount	Stockholders of
Date Declared	per Share	Record Date	Date Paid

March 22, 2005	$0.03	April 29, 2005	May 20, 2005
June 23, 2005	$0.03	July 29, 2005	August 19, 2005
September 21, 2005	$0.03	October 31, 2005	November 18, 2005
December 15, 2005	$0.03	January 27, 2006	February 10, 2006

On March 28, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 12, 2006 to stockholders of record on April 28, 2006.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 100 net new stores in fiscal 2005. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.2 million for inventory and approximately $0.1 million for preopening costs. We expect capital spending to be approximately $200 million to $230 million for fiscal 2006, based on our current plan to open approximately 90 net new stores and 30 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in fiscal 2007, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to roll out our store refresh program.

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

Lease and Other Commitments

Operating and Capital Lease Commitments and Purchase Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and including obligations for executed agreements for which we do not yet have the right to control the use of the property at January 29, 2006, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Payments Due in Fiscal Year
		2007 &	2009 &	2011 and
Contractual Obligation(1)	2006	2008	2010	Beyond	Total

Operating lease obligations	$221,947	$449,562	$415,474	$1,020,906	$2,107,889
Capital lease obligations(2)	55,863	123,447	125,312	490,812	795,434
Purchase obligations(3)	6,690	—	—	—	6,690

Total	$284,500	$573,009	$540,786	$1,511,718	$2,910,013

(1)	At January 29, 2006, we had no long-term debt other than capital lease obligations.

(2)	Includes $298.0 million in interest.

(3)	Represents purchase obligation for advertising.

The operating and capital lease commitment payment schedule above is shown net of estimated sublease income. Sublease income for operating and capital leases at January 29, 2006 is as follows (in thousands):

Sublease
Income

2006	4,815
2007	4,735
2008	4,638
2009	4,074
2010	3,482
Thereafter	16,968

$38,712

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of January 29, 2006, $41.7 million was outstanding under our letters of credit.

Related Party Transactions

We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals inside 513 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During the second quarter of 2004, we purchased an additional $0.8 million of MMIH capital stock from certain MMIH stockholders, and as of January 29, 2006, we owned approximately 17.1% of the voting stock and approximately 37.0% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Consolidated Statements of Operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $16.3 million in fiscal 2005, $13.1 million in fiscal 2004 and $10.5 million in fiscal 2003. We also charge MMI for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $5.4 million and $5.5 million at January 29, 2006 and January 30, 2005, respectively, and were included in receivables in the Consolidated Balance Sheets.

Credit Facility

We have an available credit facility of $125.0 million, which expires April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50%, depending on the type of letter of credit issued. The credit facility permits the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the facility. The credit facility is secured by substantially all our personal property assets, our subsidiaries and certain real property. As of January 29, 2006, we had no borrowings outstanding under the credit facility; however, we issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. Subsequent to January 29, 2006, we determined that we were in technical non-compliance under our credit facility during a portion of fiscal 2005. In March 2006, the lender group waived such past non-compliance, and we are currently in compliance with our credit facility.

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

Recent Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees”, and its related implementation guidance. SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 31, 2005. We adopted SFAS No. 123(R) in the first quarter of fiscal 2005 and utilized the modified retrospective transition method, which allows the adjustment of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123.

In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” EITF No. 03-13 specifically addresses paragraph 42 of SFAS No. 144, which states that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after

December 15, 2004. We adopted EITF No. 03-13 in the first quarter of fiscal 2005, and the adoption had no impact on our consolidated financial statements.

In June 2005, the FASB issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. We adopted EITF No. 05-6 in the second quarter of 2005, and the adoption did not have a material impact on our consolidated financial statements.

In August 2005, the FASB issued Financial Interpretation, or FIN, 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. We adopted FIN 47 in the fourth quarter of fiscal 2005, and the adoption did not have a material impact on our consolidated financial statements.

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PetSmart is responsible for listing the non-audit services approved in the fourth quarter of fiscal 2005 by the PetSmart Audit Committee to be performed by Deloitte & Touche LLP, our independent registered public accountants. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PetSmart. There were no non-audit services approved by the Audit Committee in the fourth quarter of fiscal 2005.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Interest Rate Risk

We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings during fiscal 2005 or 2004.

Foreign Currency Risk

Our Canadian subsidiary operates 30 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $107.7 million, or 2.9% of net sales for fiscal 2005, were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within cost of sales or operating, general and administrative expenses in the Consolidated Statements of Operations, depending on the nature of underlying transactions. During the second quarter of 2004, we implemented a new structure in our Canadian subsidiary that we believe will allow us to minimize the impact of future transaction gains and losses. We had net exchange gains approximating $0.2 million and $2.4 million in fiscal 2005 and 2004, respectively, as well as net exchange losses approximating $0.4 million in fiscal 2003.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

Item 9A.	Controls and Procedures

PetSmart maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of January 29, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within the entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be discussed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The financial statements were prepared in conformity with generally accepted accounting principles appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the financial statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Consolidated Financial Statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Company’s Board of Directors, applicable to all PetSmart Directors and all officers and employees of PetSmart and our subsidiaries.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of January 29, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, management believes that PetSmart maintained effective internal control over financial reporting as of January  29, 2006.

Deloitte & Touche LLP, a registered public accounting firm, is appointed by the Audit Committee of the Company’s Board of Directors, subject to ratification by our stockholders. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of PetSmart and our subsidiaries and management’s assessment of the effectiveness of our internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-1(f) of the Exchange Act during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accountant Firm Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PetSmart, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that PetSmart, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 29, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 29, 2006, is fairly stated, in all material respects, based on the criteria established in

Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2006 of the Company and our reports dated April 10, 2006 expressed an unqualified opinion on those financial statements and financial statement schedule and included an explanatory paragraph regarding the Company’s adoption of Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified retrospective transition method.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 2006

Item 9B.	Other Information

None

PART III

Item 10.	Directors and Executive Officers of the Registrant

The information required by this item is incorporated by reference from the information under the caption “Corporate Governance and the Board of Directors” in our proxy statement for our Annual Meeting of Stockholders to be held on June 22, 2006.

The required information concerning our executive officers is contained in Item 1, Part 1 of this Annual Report on Form 10-K.

All PetSmart associates must act ethically at all times and in accordance with the policies in PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy, and any amendments or waivers to the policy will be published in the Corporate Governance section of the PetSmart internet web-site located at www.petm.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Compensation Committee and Executive Compensation,” “Summary Compensation,” “Stock Option Grants, Exercises and Plans,” and “Employment and Severance Arrangements” in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our proxy statement.

Item 13.	Certain Relationships and Related Transactions

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Transactions” in our proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal 2005 and 2004” in our proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 7, 2006.

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

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	April 7, 2006

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	April 7, 2006

/s/ RAYMOND L. STORCK Raymond L. Storck	Vice President, Finance, Chief Accounting Officer, and Controller (Principal Accounting Officer)	April 7, 2006

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	April 7, 2006

/s/ RITA V. FOLEY Rita V. Foley	Director	April 7, 2006

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	April 7, 2006

Signature	Title	Date

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	April 7, 2006

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	April 7, 2006

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	April 7, 2006

/s/ RONALD KIRK Ronald Kirk	Director	April 7, 2006

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	April 7, 2006

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	April 7, 2006

/s/ WALTER J. SALMON Walter J. Salmon	Director	April 7, 2006

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	April 7, 2006

/s/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director	April 7, 2006

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of PetSmart

3	.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart

3	.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart

3	.4(4)	Bylaws of PetSmart, as amended

4.1		Reference is made to Exhibit 3.1 through 3.4

4	.2(5)	Form of Stock Certificate

4	.3(6)	Rights Agreement, dated as of August 4, 1997, between PetSmart and Norwest Bank Minnesota, N.A.

10	.1(7)	Form of Indemnity Agreement between PetSmart and its Directors and Officers

10	.2†(8)	2003 Equity Incentive Plan

10	.3†(9)	1996 Non-Employee Directors’ Equity Plan, as amended

10	.4†(10)	1997 Equity Incentive Plan, as amended

10	.5†(11)	2002 Employee Stock Purchase Plan

10	.6(12)	Form of Restricted Stock Bonuses

10	.7(24)	Credit Agreement among PetSmart, certain lenders, and Administrative Lender, dated as of November 21, 2003, as Amended and Restated

10	.9(13)	Form of Promissory Note with executive officers

10	.10(25)	Non-Qualified Deferred Compensation Plan, as amended

10	.11†(14)	Executive Short Term Incentive Plan, as amended

10	.12(15)	Employment Agreement, between PetSmart and Philip L.Francis, Chairman of the Board of Directors and Chief Executive Officer

10	.13(16)	Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer

10	.14(17)	Offer Letter, between PetSmart and Timothy E. Kullman, Senior Vice President, Chief Financial Officer

10	.15(18)	Form of Offer Letter between PetSmart and executive officers

10	.16(19)	Executive Change in Control and Severance Benefit Plan

10	.17(20)	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.18(21)	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.19(22)	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan

10	.20*	Summary of Directors’ Compensation

23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm

31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended

Exhibit
Number		Description of Document

32	.1(23)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32	.2(23)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 3.4 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(5)	Incorporated by reference to Exhibit 4.4 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(8)	Incorporated by reference to Exhibit B to PetSmart’s Proxy Statement (File No. 0-21888), filed on May 12, 2004.

(9)	Incorporated by reference to Exhibit 10.5 to PetSmart’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(10)	Incorporated by reference to Exhibit 10.4 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(11)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(12)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(13)	Incorporated by reference to Exhibit 10.9 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(14)	Incorporated by reference to Exhibit 10.11 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(15)	Incorporated by reference to Exhibit 10.12 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(16)	Incorporated by reference to Exhibit 10.13 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(17)	Incorporated by reference to Exhibit 10.11 to PetSmart’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.

(18)	Incorporated by reference to Exhibit 10.14 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(19)	Incorporated by reference to Exhibit 10.15 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(20)	Incorporated by reference to Exhibit 10.17 to PetSmart’s Quarterly Report on Form 10-Q for the twenty-six weeks ended August 1, 2004 (File No. 0-21888), filed on September 8, 2004.

(21)	Incorporated by reference to Exhibit 10.18 to PetSmart’s Quarterly Report on Form 10-Q for the thirty-nine weeks ended October 31, 2004 (File No. 0-21888), filed on December 8, 2004.

(22)	Incorporated by reference to Exhibit 10.19 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed February 7, 2005.

(23)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(24)	Incorporated by reference to Exhibit 10.7 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No 0-21888), filed on April 15, 2004.

(25)	Incorporated by reference to Exhibit 10.10 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No 0-21888), filed on April 15, 2004.

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of January 29, 2006 and January 30, 2005, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 29, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of January 29, 2006 and January 30, 2005, and the results of their operations and their cash flows for each of the three fiscal years in the period ended January 29, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 31, 2005, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, using the modified retrospective transition method.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 10, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 2006

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	January 29,	January 30,
	2006	2005

ASSETS
Cash and cash equivalents	$110,415	$87,032
Short-term investments	219,900	313,575
Receivables, net	36,902	27,123
Merchandise inventories	399,413	337,281
Deferred income taxes	26,254	19,881
Prepaid expenses and other current assets	47,612	43,958

Total current assets	840,496	828,850
Property and equipment, net	857,658	699,262
Long-term investments	33,667	33,526
Deferred income taxes	92,092	81,863
Goodwill	14,422	14,422
Intangible assets, net	1,605	2,369
Other noncurrent assets	23,751	18,115

Total assets	$1,863,691	$1,678,407

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft.	$155,424	$130,320
Accrued payroll, bonus and employee benefits	103,827	86,626
Accrued occupancy expenses	42,425	33,978
Current maturities of capital lease obligations	12,559	6,585
Other current liabilities	148,495	93,412

Total current liabilities	462,730	350,921
Capital lease obligations	351,564	244,150
Deferred rents and other noncurrent liabilities	108,647	109,389

Total liabilities	922,941	704,460

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 and 250,000 shares authorized, 153,024 and 149,517 shares issued	15	15
Additional paid-in capital	970,664	904,330
Retained earnings	348,442	182,959
Accumulated other comprehensive income	1,606	1,618
Less: treasury stock, at cost, 14,027 and 4,087 shares	(379,977)	(114,975)

Total stockholders’ equity	940,750	973,947

Total liabilities and stockholders’ equity	$1,863,691	$1,678,407

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
	(In thousands, except per share data)

Net sales	$3,760,499	$3,363,452	$2,993,115
Cost of sales	2,584,304	2,324,865	2,092,997

Gross profit	1,176,195	1,038,587	900,118
Operating, general and administrative expenses	864,815	781,248	681,270

Operating income	311,380	257,339	218,848
Interest income	9,037	4,791	3,358
Interest expense	(31,208)	(21,326)	(19,250)

Income before income tax expense	289,209	240,804	202,956
Income tax expense	106,719	83,351	78,005

Net income	182,490	157,453	124,951
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(12)	160	3,260

Comprehensive income	$182,478	$157,613	$128,211

Earnings per common share:
Basic	$1.30	$1.09	$0.88

Diluted	$1.25	$1.05	$0.85

Weighted average shares outstanding:
Basic	140,791	143,888	141,641

Diluted	145,577	149,652	147,255

Dividends declared per common share	$0.12	$0.12	$0.04

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
					Retained	Other
	Shares			Additional	Earnings/	Comprehensive
	Common	Treasury	Common	Paid-In	(Accumulated	Income	Treasury
	Stock	Stock	Stock	Capital	(Loss)	(Loss)	Stock	Total
	(In thousands, except per share data)

BALANCE AT FEBRUARY 2, 2003 (as previously reported)	139,914	—	$14	$642,748	$2,877	$(1,802)	$—	$643,837
Adjustment (see Note 2)				94,433	(79,195)			15,238

BALANCE AT FEBRUARY 2, 2003	139,914	—	14	737,181	(76,318)	(1,802)	—	659,075
Stock options and employee stock purchase plan compensation cost				18,131				18,131
Tax benefit from tax deductions in excess of the compensation cost recognized				13,829				13,829
Issuance of common stock under stock incentive plans	4,344			36,007				36,007
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	555			2,109				2,109
Cash dividends ($0.04 per share)					(5,735)			(5,735)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						3,260		3,260
Purchase of treasury stock, at cost		(1,406)					(34,977)	(34,977)
Net income					124,951			124,951

BALANCE AT FEBRUARY 1, 2004	144,813	(1,406)	14	807,257	42,898	1,458	(34,977)	816,650
Stock options and employee stock purchase plan compensation cost				23,640				23,640
Tax benefit from tax deductions in excess of the compensation cost recognized				28,667				28,667
Issuance of common stock under stock incentive plans	4,212		1	39,954				39,955
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	492			4,812				4,812
Cash dividends ($0.12 per share)					(17,392)			(17,392)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						160		160
Purchase of treasury stock, at cost		(2,681)					(79,998)	(79,998)
Net income					157,453			157,453

BALANCE AT JANUARY 30, 2005	149,517	(4,087)	15	904,330	182,959	1,618	(114,975)	973,947
Stock options and employee stock purchase plan compensation cost				12,564				12,564
Tax benefit from tax deductions in excess of the compensation cost recognized				10,856				10,856
Issuance of common stock under stock incentive plans	2,773			33,058				33,058
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	734			9,856				9,856
Cash dividends ($0.12 per share)					(17,007)			(17,007)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(12)		(12)
Purchase of treasury stock, at cost		(9,940)					(265,002)	(265,002)
Net income					182,490			182,490

BALANCE AT JANUARY 29, 2006	153,024	(14,027)	$15	$970,664	$348,442	$1,606	$(379,977)	$940,750

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$182,490	$157,453	$124,951
Depreciation and amortization	139,625	107,835	95,481
Deferred income taxes	(16,602)	(5,844)	(1,856)
Loss on disposal of property and equipment	2,892	4,755	4,653
Stock-based compensation expense	22,398	28,452	20,240
Capital assets received through vendor resolution	—	—	(1,288)
Non-cash interest expense	3,161	1,749	—
Changes in assets and liabilities:
Receivables, net	(9,751)	(10,111)	(6,883)
Merchandise inventories	(61,745)	(27,727)	(49,856)
Prepaid expenses and other current assets	(3,154)	(14,434)	(115)
Other noncurrent assets	(5,332)	(3,436)	(3,200)
Accounts payable	25,760	8,205	3,828
Accrued payroll, bonus and employee benefits	16,904	13,322	2,783
Accrued occupancy expenses	8,354	2,543	2,558
Other current liabilities	38,656	(15,187)	19,436
Deferred rents and other noncurrent liabilities	(1,314)	8,559	8,711

Net cash provided by operating activities	342,342	256,134	219,443

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(165,737)	(143,628)	(159,343)
Purchases of available-for-sale investments	(1,644,050)	(775,386)	(770,019)
Proceeds from sales of available-for-sale investments	1,737,725	697,086	718,593
Investment in equity holdings	—	(773)	—
Proceeds from sales of property and equipment	262	456	315

Net cash used in investing activities	(71,800)	(222,245)	(210,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	33,058	39,955	36,007
Purchase of treasury stock	(265,002)	(79,998)	(34,977)
Payments on capital lease obligations	(10,308)	(7,806)	(7,561)
Increase (decrease) in bank overdraft.	(2,698)	(6,721)	9,716
Payments on deferred financing fees	—	—	(464)
Tax benefits from tax deductions in excess of the compensation cost recognized	10,464	28,667	13,829
Cash dividends paid to stockholders	(17,203)	(15,893)	(2,871)

Net cash (used in) provided by financing activities	(251,689)	(41,796)	13,679

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	4,530	2,404	(220)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	23,383	(5,503)	22,448
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	87,032	92,535	70,087

CASH AND CASH EQUIVALENTS AT END OF YEAR	$110,415	$87,032	$92,535

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies

Business

PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”), is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of January 29, 2006, the Company operated 826 retail stores. The Company offers a broad line of products for all the life stages of pets and is the nation’s largest provider of pet services, which include professional grooming, pet training, boarding and day camp. PetSmart is a leading direct retailer of pet and equine products and supplies. The Company made full-service veterinary care available in 525 of its stores as of January 29, 2006. As of January 29, 2006, 513 of the veterinary hospitals were operated by Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, under the registered trade name of Banfield, The Pet Hospital. See Note 3 to the Notes to Consolidated Financial Statements for a discussion of the Company’s ownership interest in MMI. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly and majority-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

The Company has no investments in which it has the ability to exercise significant influence over the investee. We account for investments for which the Company does not have the ability to exercise significant influence and for which there is not a readily determinable market value under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting, and as of January 29, 2006 and January 30, 2005, such investments were recorded at the lower of cost or estimated net realizable value.

Fiscal Year

The Company’s fiscal year ends on the Sunday nearest January 31. Fiscal 2005, 2004 and 2003 each included 52 weeks.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies require significant estimates. Actual results could differ from those estimates.

Accounting Change

The Company has stock-based compensation plans including stock option plans, employee stock purchase plans and restricted stock plans. Prior to January 31, 2005, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board Opinion, or APB, No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123, “Accounting for Stock-Based Compensation.” Effective January 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), “Share-Based Payment,” using the modified retrospective transition method, which allows the Company to adjust prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at January 29, 2006 and January 30, 2005, approximate their fair value.

Cash and Cash Equivalents

Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of January 29, 2006 and January 30, 2005, bank overdrafts of $40,257,000 and $42,955,000, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets. The Company considers any liquid investments with a maturity of three months or less at purchase to be cash equivalents.

Short-term Investments

The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS, No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

Vendor Rebates and Promotions

The Company receives vendor allowances in the form of rebates and promotions, from agreements made with certain merchandise suppliers. The Company records rebate income as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Operations. Rebates are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Unearned vendor rebates recorded as a reduction of inventory in the Consolidated Balance Sheets were not material. The uncollected amounts of vendor rebate and promotional income remaining in receivables in the Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005, were $925,000 and $2,922,000, respectively.

Merchandise Inventories and Cost of Sales

Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight as well as certain procurement and distribution costs related to the processing of merchandise. The Company maintains reserves for obsolescence and lower of cost or market, as well as shrinkage.

Total procurement and distribution costs charged to cost of sales during fiscal 2005, 2004 and 2003 were $203,618,000, $183,710,000 and $169,579,000, respectively. Procurement and distribution costs remaining in inventory as of January 29, 2006 and January 30, 2005, were $39,093,000 and $32,383,000, respectively.

Cost of sales includes the following types of expenses:

•	Purchase price of products sold;

•	Freight expenses associated with moving merchandise inventories from our vendors to our distribution centers and our retail stores;

•	Freight expenses associated with moving merchandise inventories from our distribution centers to our retail stores;

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

•	Costs of services provided, including salaries of groomers and trainers;

•	Procurement costs, including merchandising and other costs directly associated with the procurement of product;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for vendor rebates, promotions and discounts.

Inventory Valuation Reserves

The Company has established reserves for estimated inventory shrinkage between physical inventories. Stores perform physical inventories once a year, and between the physical inventories, the stores perform counts on certain inventory items. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Due to the holiday season, the majority of the stores do not perform physical inventories during the last quarter of the fiscal year, but continue to perform counts on certain inventory items. Therefore, as of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, the Company estimates the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

The Company also has reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded so that inventories reflect the approximate net realizable value. Factors included in the determination of obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, additional reserves may be required. During fiscal 2005, the Company increased its obsolescence reserve to account for certain obsolete inventory by $7,251,000 to $8,534,000, as of January 29, 2006.

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

The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	3 - 20 years
Computer software	3 - 7 years

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill of $14,422,000 as of January 29, 2006 and January 30, 2005, represents the excess of the cost of acquired businesses over the fair market value of their net assets.

Intangible assets consisted solely of servicemarks and trademarks that have an estimated useful life of 10 to 15 years. The servicemarks and trademarks have zero residual value. Changes in the carrying amount for fiscal 2005 and 2004 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, February 1, 2004	$4,890	$(2,269)	$2,621
Changes	104	(356)	(252)

Balance, January 30, 2005	4,994	(2,625)	2,369
Changes	76	(400)	(324)
Write-off	(1,321)	881	(440)

Balance, January 29, 2006	$3,749	$(2,144)	$1,605

Amortization expense for the intangible assets was $359,000, $356,000 and $335,000 during fiscal 2005, 2004 and 2003, respectively. For fiscal years 2006 through 2010, the Company estimates the amortization expense to be approximately $256,000 each year.

During fiscal 2005, the Company recognized a charge of $440,000 in the Consolidated Statements of Operations for the write-off of certain intangible assets no longer in use.

Insurance Liabilities and Reserves

The Company maintains standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of live pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1,200,000,000 in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies through January 31, 2004, the Company retained the initial risk of loss of $250,000 for each policy per occurrence. Effective February 1, 2004, the Company engaged a new insurance provider. Under our casualty and workers’ compensation insurance policies with the new provider, the Company retains an initial risk of loss of $500,000 for each policy per occurrence on or subsequent to February 1, 2004. The Company establishes reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in assumptions could result in an adjustment to the reserves. As of January 29, 2006 and January 30, 2005, the Company had approximately $54,246,000 and $41,552,000, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Reserve for Closed Stores

The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. The Company establishes reserves for future occupancy payments on closed stores in the period the store closes in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.” The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Operations. The

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Company calculates the cost for future occupancy payments net of sublease income associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment. As of January 29, 2006 and January 30, 2005, $9,604,000 and $9,141,000, respectively, was recorded for closed store reserves.

Income Taxes

The Company establishes deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount it believes is more likely than not to be realized. Valuation allowances at January 29, 2006 and January 30, 2005 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

During the third quarter of fiscal 2005, the Company recorded a reduction to income tax expense of approximately $6,111,000. The period of assessment, during which additional tax may be imposed for years prior to 2002, has expired for several jurisdictions. As a result, the Company has determined that approximately $6,503,000 of tax contingency reserves are no longer probable of assertion and has reduced them accordingly, with approximately $6,111,000 as a reduction in expense and approximately $392,000 as an increase to additional paid-in capital. The Company also recorded additional tax expense during the third quarter of fiscal 2005 of approximately $2,314,000 resulting from a correction of its deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002. In the fourth quarter of 2005, the Company recorded additional tax expense of $2,000,000 resulting from an adjustment to deferred tax assets and liabilities.

In the second quarter of fiscal 2004, the Company completed an analysis of net operating loss carryovers related to the purchase of PetSmart.com in fiscal 2000, based on Internal Revenue Service guidance. As a result, the Company expects to utilize an additional $22,100,000 of net operating losses previously considered unavailable. The Company recorded a total tax benefit of $7,700,000 in the second quarter of fiscal 2004 related to the additional net operating loss utilization.

The Company operates in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service is currently examining the Company’s tax returns for fiscal 2002, 2003 and 2004. While the examination has not been finalized, no issues have been identified that would have a material impact on the Company’s financial position or results of operations.

During fiscal 2005, the Company raised an affirmative issue with the Internal Revenue Service with respect to the characterization of certain losses. Final agreement has not been reached with the Internal Revenue Service on this issue and, therefore, no benefit has been reflected in the consolidated financial statements related to this item. Management currently estimates that the range of potential benefit will be between zero and approximately $1,900,000. Any amount ultimately sustained would be reflected as a reduction of income tax expense in the fiscal quarter in which final agreement is reached with the Internal Revenue Service.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 29,	January 30,
	2006	2005

Accrued income and sales tax	$34,986	$14,699
Accounts payable — operating expenses	24,182	16,796
Accrued capital purchases	23,310	7,579
Accrued general liability insurance reserve	11,514	9,291
Gift card liability	10,755	8,199
Deferred revenue	6,286	5,095
Other current liabilities	37,462	31,753

	$148,495	$93,412

Revenue Recognition

The Company records revenue at the point of sale for retail stores. The shipping terms for internet and catalog orders is FOB shipping point and revenue for those transactions is recorded at the time of shipment. Internet and catalog net sales include charges for outbound shipping. The Company makes provisions for estimated product returns that it expects to occur under its return policy based on historical return rates. Revenue for grooming, pet training, PetsHotel and Doggie Day Camp is recognized when services are performed.

The Company also records deferred revenue for the sale of gift cards and recognizes revenue upon the redemption of gift cards. Deferred revenue from gift cards in the Consolidated Balance Sheets was $10,755,000 and $8,199,000 as of January 29, 2006, and January 30, 2005, respectively.

Net Canadian sales, denominated in United States dollars, were $107,746,000, $87,693,000 and $75,706,000 for fiscal 2005, 2004 and 2003, respectively.

Advertising

The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating, general and administrative expenses. Total advertising expenditures, net of cooperative income, including direct response advertising, were $90,454,000, $70,675,000 and $72,794,000 for fiscal 2005, 2004 and 2003, respectively. Direct response advertising consists primarily of product catalogs. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog. As of January 29, 2006 and January 30, 2005, $553,000 and $1,283,000, respectively, of direct response advertising was included in prepaid expenses and other current assets in the Consolidated Balance Sheets.

Foreign Currency Translation and Transactions

The local currency has been used as the functional currency in Canada. The assets and liabilities denominated in foreign currency are translated into United States dollars at the current rate of exchange at year-end, and revenues and expenses are translated at the average exchange rate during the year. The translation gains and losses are included as a separate component of other comprehensive income, and transaction gains and losses are included in net income.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Comprehensive Income

Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity. The income tax expense (benefit) related to the foreign currency translation adjustments was ($41,000), ($1,387,000) and $2,063,000 for fiscal 2005, 2004 and 2003, respectively.

Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon the exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during the period.

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123(R), which is a revision of SFAS No. 123, and supersedes APB No. 25, and its related implementation guidance. SFAS No. 123(R)requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their grant-date fair values. SFAS No. 123(R) is effective for public companies at the beginning of the first interim or annual period beginning after December 31, 2005. The Company adopted SFAS No. 123(R) in the first quarter of fiscal 2005 and utilized the modified retrospective transition method, which allows the adjustment of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosures under the provisions of SFAS No. 123.

In November 2004, the FASB issued Emerging Issues Task Force, or EITF, No. 03-13, “Applying the Conditions in Paragraph 42 of FASB Statement No. 144 in Determining Whether to Report Discontinued Operations,” to assist entities in analyzing SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” EITF No. 03-13 specifically addresses paragraph 42 of SFAS No. 144, which states that the results of operations of a component of an entity that either has been disposed of or is classified as held for sale shall be reported in discontinued operations in accordance with certain provisions. EITF No. 03-13 is applicable to an enterprise’s component that is either disposed of or classified as held for sale in fiscal periods beginning after December 15, 2004. The Company adopted EITF No. 03-13 in the first quarter of 2005, and the adoption had no impact on its consolidated financial statements.

In June 2005, the FASB issued EITF No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company adopted EITF No. 05-6 in the second quarter of 2005, and the adoption did not have a material impact on its consolidated financial statements.

In August 2005, the FASB issued Financial Interpretation, or FIN, 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than fiscal years ending after December 15, 2005. The Company adopted FIN 47 in the fourth quarter of fiscal 2005, and the adoption did not have a material impact on its consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Change in Accounting Principle and Reclassifications in Consolidated Financial Statements and Notes to Consolidated Financial Statements

During fiscal 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified retrospective transition method, which allows the adjustment of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123. In addition, certain prior year amounts relating to leasehold improvement amortization have been reclassified to conform to the current year presentation.

Following is a summary of the effects of the adjustments and reclassifications described above (in thousands, except per share data):

	Consolidated Statements of Operations
	As Previously		As Currently
Fiscal Year Ended January 30, 2005	Reported	Adjustments	Reported

Cost of sales	$2,328,252	$(3,387)	$2,324,865
Gross profit	1,035,200	3,387	1,038,587
Operating, general and administrative expenses	754,221	27,027	781,248
Operating income	280,979	(23,640)	257,339
Income before income tax expense	264,444	(23,640)	240,804
Income tax expense	93,216	(9,865)	83,351
Net income	171,228	(13,775)	157,453
Basic earnings per common share	$1.19	$(0.10)	$1.09
Diluted earnings per common share	$1.14	$(0.09)	$1.05

	Consolidated Statements of Operations
	As Previously		As Currently
Fiscal Year Ended February 1, 2004	Reported	Adjustments	Reported

Cost of sales	$2,095,164	$(2,167)	$2,092,997
Gross profit	897,951	2,167	900,118
Operating, general and administrative expenses	660,972	20,298	681,270
Operating income	236,979	(18,131)	218,848
Income before income tax expense	221,087	(18,131)	202,956
Income tax expense	85,685	(7,680)	78,005
Net income	135,402	(10,451)	124,951
Basic earnings per common share	$0.96	$(0.07)	$0.88
Diluted earnings per common share	$0.92	$(0.07)	$0.85

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Consolidated Balance Sheet
	As Previously		As Currently
As of January 30, 2005	Reported	Adjustments	Reported

Deferred income taxes	$13,839	6,042	$19,881
Total current assets	822,808	6,042	828,850
Deferred income taxes	64,952	16,911	81,863
Total assets	1,655,454	22,953	1,678,407
Additional paid-in capital	792,400	111,930	904,330
Deferred compensation	(14,444)	14,444	—
Retained earnings	286,380	(103,421)	182,959
Total stockholder’s equity	950,994	22,953	973,947
Total liabilities and stockholders’ equity	1,655,454	22,953	1,678,407

The adoption of SFAS No. 123(R) resulted in an adjustment to stockholders’ equity that increased additional paid-in capital by $94,433,000 and reduced retained earnings by $79,195,000 at February 2, 2003.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits resulting from the exercise of stock options as operating cash flows in the Consolidated Statements of Cash Flows. SFAS No. 123(R) requires cash flows resulting from excess tax benefits to be classified as financing cash flows. Excess tax benefits result from tax deductions in excess of the compensation cost recognized for those options. Accordingly, the Consolidated Statements of Cash Flows for fiscal 2004 and 2003 have been revised to reflect a decrease in cash flow from operating activities of $28,667,000 and $13,829,000, respectively, with a corresponding increase in cash flow from financing activities related to excess tax benefits.

Note 3 — Investments

The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operated full-service veterinary hospitals inside 513 of the Company’s stores as of January 29, 2006, under the registered tradename of Banfield. The Company’s investment consists of common and convertible preferred stock. The Company accounts for its investment using the cost method, as it lacks the ability to exercise significant influence over MMIH’s operating and financial policies. MMIH has both voting and non-voting common stock and also has voting and non-voting series of convertible preferred stock. During the second quarter of fiscal 2004, the Company purchased an additional $773,000 of MMIH capital stock from certain MMIH shareholders. The Company’s ownership interest in the stock of MMIH is as follows:

	January 29, 2006			January 30, 2005
			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage
	(Dollars and shares in thousands)

Voting common and convertible preferred	$6,151	2,721	17.1%	$6,151	2,721	16.5%
Nonvoting common and convertible preferred	26,995	5,235	97.8%	26,995	5,235	94.8%
Other	521	—	—	380	—	—

Total investment	$33,667	7,956	37.0%	$33,526	7,956	36.1%

Of the 2,721,000 shares of voting capital stock of MMIH held by the Company: (a) 1,071,000 are shares of voting convertible preferred stock that may be converted into voting common stock at any time at the option of the Company; and (b) 1,650,000 are shares of voting common stock. Of the 5,235,000 shares of non-voting stock held

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

by the Company, 4,822,000 shares of convertible preferred stock are not convertible into voting common stock until the earliest of: (i) June 1, 2011; (ii) an acquisition of MMIH; or (iii) an initial public offering of shares of common stock of MMIH, and 163,000 shares of non-voting convertible preferred stock are convertible into voting common stock at any time at the option of the Company. In addition, the Company holds 250,000 shares of MMIH non-voting common stock that is only convertible into voting common stock in the event of an initial public offering of shares of common stock of MMIH. As of January 29, 2006 and January 30, 2005, all shares of voting and non-voting convertible preferred stock are convertible into voting common stock on a one-for-one basis, subject to the restrictions previously discussed.

The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company recognizes occupancy costs as a component of cost of sales in the Consolidated Statements of Operations. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of $16,251,000, $13,144,000 and $10,466,000 in fiscal 2005, 2004 and 2003, respectively. The Company also charges MMI for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $5,379,000 and $5,476,000 at January 29, 2006 and January 30, 2005, respectively, and were included in receivables in the Consolidated Balance Sheets.

In March 2005, the Company entered into a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s financial statements.

Note 4 — Property and Equipment

Property and equipment consists of the following (in thousands):

	January 29,	January 30,
	2006	2005

Land	$2,991	$2,991
Buildings	8,776	8,776
Furniture, fixtures and equipment	453,079	372,333
Leasehold improvements	410,289	333,160
Computer software	77,907	66,429
Buildings, equipment and computer software under capital leases	422,345	307,145

	1,375,387	1,090,834
Less: accumulated depreciation and amortization	563,779	433,683

	811,608	657,151
Construction in progress	46,050	42,111

Total property and equipment, net	$857,658	$699,262

Accumulated amortization of buildings, equipment and computer software under capital leases approximated $106,914,000 and $83,036,000 as of January 29, 2006 and January 30, 2005, respectively.

The Company recognizes capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest primarily consists of interest expense incurred during the construction period for new stores. Capitalized interest approximated $1,251,000 and $1,021,000 in fiscal 2005 and fiscal 2004, respectively. There was no capitalized interest recorded in fiscal 2003. Capitalized interest is included in property and equipment in the Consolidated Balance Sheets.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 5 — Reserve for Closed Stores

The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future occupancy payments on closed stores are established in the period the store is closed, in accordance with SFAS No. 146. The costs for future occupancy payments associated with closed stores are calculated by using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease, net of expected sublease income.

The activity related to the closed store reserve was as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004

Opening balance	$9,141	$14,762	$9,261
Charges	4,309	4,798	11,179
Cash payments	(3,846)	(10,419)	(5,678)

Ending balance	$9,604	$9,141	$14,762

The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities.

Approximately $4,000,000 was included in fiscal 2004 payments for the buyout of a previously reserved lease obligation. During fiscal 2003, $4,524,000 was recorded as a charge to the reserve due to a lease termination, changes in sublease assumptions and an increase in real property tax assessments. The adjustments and charges were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.

Note 6 — Impairment of Long-Lived Assets and Asset Write-Downs

Long-lived assets, including goodwill and intangible assets, are reviewed for impairment, based on undiscounted cash flows, annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals. During fiscal 2005, the Company recorded $440,000 in expense for the write-off of certain intangible assets, and $2,085,000 in expense for accelerated depreciation of exterior signage to be replaced. During fiscal 2004, the Company recorded approximately $4,100,000 for the retirement of assets and additional amortization related to store lighting replacements. The Company records asset retirements at closed stores in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These charges were recorded as cost of goods sold or operating, general and administrative expenses, depending on asset classification, in the consolidated statements of operations.

Long-lived assets for Canadian operations, denominated in United States dollars, were $25,735,000 and $17,253,000 as of January 29, 2006 and January 30, 2005, respectively.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7 — Income Taxes

Income before income tax expense is as follows (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004

United States	$285,228	$235,375	$200,835
Foreign	3,981	5,429	2,121

	$289,209	$240,804	$202,956

Income tax expense consists of the following (in thousands):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004

Current provision:
Federal	$102,823	$78,577	$74,027
State/Foreign	20,596	15,148	11,798

	123,419	93,725	85,825

Deferred:
Federal	(12,339)	(7,246)	(7,197)
State	(4,361)	(3,128)	(623)

	(16,700)	(10,374)	(7,820)

Income tax expense	$106,719	$83,351	$78,005

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 29, 2006		January 30, 2005		February 1, 2004
	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$101,224	35.0%	$84,281	35.0%	$71,034	35.0%
State income taxes, net of federal income tax benefit	9,994	3.5	7,914	3.3	7,314	3.6
Adjustments to tax reserves	(4,631)	(1.6)	1,071	0.4	456	0.2
Adjustments to deferred tax assets	3,057	1.1	—	—	—	—
Tax exempt interest income	(2,625)	(0.9)	(1,376)	(0.6)	(564)	(0.3)
Adjustment to valuation allowance	645	0.2	(7,737)	(3.2)	—	—
Utilization of capital loss	(650)	(0.2)	(1,247)	(0.5)	—	—
Other	(295)	(0.1)	445	0.2	(235)	(0.1)

	$106,719	36.9%	$83,351	34.6%	$78,005	38.4%

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	January 29,	January 30,
	2006	2005

Deferred income tax assets:
Capital lease obligations	$84,035	$52,465
Employee benefit expense	50,225	44,377
Deferred rents	32,475	31,220
Net operating loss carryforwards	28,556	30,988
Capital loss carryforwards	7,093	6,496
Reserve for closed stores	3,781	3,227
Miscellaneous reserves and accruals	1,915	1,475
Other	14,437	14,190

Total deferred income tax assets	222,517	184,438
Valuation allowance	(20,229)	(19,198)

Net deferred income tax assets	202,288	165,240
Deferred income tax liabilities:
Property and equipment	(70,691)	(54,231)
Inventory	(7,431)	(6,293)
Other	(5,820)	(2,972)

Total deferred income tax liabilities	(83,942)	(63,496)

Net deferred income tax assets	$118,346	$101,744

The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount that management believes is more likely than not to be realized. The valuation allowances at January 29, 2006 and January 30, 2005 are based upon the Company’s estimates of the future realization of deferred income tax assets and were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

As of January 29, 2006, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of $67,000,000 which expire in varying amounts between 2019 and 2020, state net operating loss carryforwards of $7,000,000 which expire in varying amounts between 2006 and 2019 and capital loss carryforwards of $20,000,000 to offset future capital gains, if any, which will expire in varying amounts between 2008 through 2009. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended, and similar limitations apply to certain state net operating loss carryforwards under state tax laws.

The Company operates in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Internal Revenue Service is currently examining the Company’s tax returns for fiscal 2002, 2003 and 2004. While the examination has not been finalized, no issues have been identified that would have a material impact on the Company’s financial position or results of operations.

Note 8 — Earnings Per Share

Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” Basic earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

as potentially dilutive common shares that may be issuable upon the exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during the period.

A reconciliation of the basic and diluted per share calculations for fiscal 2005, 2004 and 2003 is as follows (in thousands, except per share data):

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2006	2005	2004

Net income	$182,490	$157,453	$124,951

Weighted average shares — Basic	140,791	143,888	141,641
Effect of dilutive securities:
Options and restricted stock	4,786	5,764	5,614

Weighted average shares — Diluted	145,577	149,652	147,255

Earnings per common share:
Basic	$1.30	$1.09	$0.88

Diluted	$1.25	$1.05	$0.85

In fiscal 2005, 2004 and 2003, options to purchase approximately 1,068,000, 191,000 and 363,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.

Note 9 — Employee Benefit Plans

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code (the “401(k) Plan”). The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to the Company’s Non-Qualified Deferred Compensation Plan. The Company matches employee contributions up to certain amounts as defined in the Deferred Compensation Plan documents. During fiscal 2005, 2004 and 2003, the Company recognized expense related to matching contributions under these Plans of $3,262,000, $3,498,000 and $3,687,000, respectively.

Note 10 — Common Stock

Share Purchase Programs

In April 2000, the Board of Directors approved a plan to purchase the Company’s common stock. In March 2003, the Board of Directors extended the term of the purchase of the Company’s common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35,000,000. In September 2004, the Board of Directors approved a program, which replaced the March 2003 program, authorizing the purchase of up to $150,000,000 of the Company’s common stock through fiscal 2005. During the first quarter of fiscal 2005, the Company purchased approximately 3,618,000 shares of its common stock for $105,001,000, which completed the authorized purchase of $150,000,000 of the Company’s common stock under the September 2004 program.

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. During fiscal 2005, the Company purchased approximately 6,322,000 shares of its common stock for $160,001,000, under the June 2005 program.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Dividends

In fiscal 2005 and 2004, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

Fiscal 2005:
March 22, 2005	$0.03	April 29, 2005	May 20, 2005
June 23, 2005	$0.03	July 29, 2005	August 19, 2005
September 21, 2005	$0.03	October 31, 2005	November 18, 2005
December 15, 2005	$0.03	January 27, 2006	February 10, 2006
Fiscal 2004:
March 23, 2004	$0.03	April 30, 2004	May 21, 2004
June 23, 2004	$0.03	July 30, 2004	August 20, 2004
September 29, 2004	$0.03	October 29, 2004	November 19, 2004
December 14, 2004	$0.03	January 28, 2005	February 18, 2005

Note 11 — Financing Arrangements and Lease Obligations

Bank Credit Facility

The Company has an available credit facility of $125,000,000, which expires April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%. The Company is subject to fees payable to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50%, depending on the type of letter of credit issued. The credit facility permits the payment of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the facility. The credit facility is secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property. At January 29, 2006 and January 30, 2005, there were no borrowings outstanding on this credit arrangement.

Subsequent to January 29, 2006, the Company determined that it was in technical non-compliance under its credit facility during a portion of fiscal 2005. In March 2006, the lender group waived such past non-compliance, and the Company is currently in compliance with its credit facility.

Letters of Credit

The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of January 29, 2006, $41,681,000 was outstanding under letters of credit.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Operating and Capital Leases

The Company leases substantially all of its stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 25 years and typically allow the Company to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2023. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. The Company also leases certain equipment under operating leases. Total operating lease expense incurred, net of sublease income, during fiscal 2005, 2004 and 2003 was $199,593,000, $194,675,000 and $179,102,000, respectively. Additional rent included in those amounts was not material.

The Company has entered into sale and leaseback transactions for several of its store locations, which included buildings and underlying land. Such assets were sold at cost and were leased back at terms similar to those of other leased stores. The Company has no material future commitments regarding the sale of these properties.

At January 29, 2006, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2006	$219,446	$50,837
2007	216,029	51,273
2008	210,620	51,409
2009	200,574	51,527
2010	189,206	52,375
Thereafter	911,202	404,730

Total minimum rental commitments	$1,947,077	662,151

Less: amounts representing interest		298,028

Present value of minimum lease payments		364,123
Less: current portion		12,559

Long-term obligations		$351,564

The rental commitments schedule is comprised of all locations and equipment for which the Company has the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution locations and corporate offices. The Company has recorded rent payable of $2,043,000 and $3,481,000 in accrued occupancy in the Consolidated Balance Sheets as of January 29, 2006 and January 30, 2005 respectively. In addition to the commitments scheduled above, the Company has executed lease agreements for future store openings with total minimum lease payments of $332,807,000. The typical lease term for these agreements is 10 to 15 years. The Company does not have the right to control the use of the property under these leases at January 29, 2006.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Minimum payments have not been reduced by sublease income. Future sublease income for operating and capital leases as of January 29, 2006 was as follows (in thousands):

Sublease
Income

2006	$4,815
2007	4,735
2008	4,638
2009	4,074
2010	3,482
Thereafter	16,968

$38,712

Note 12 — Litigation and Settlements

Litigation

The Company is involved in the defense of various legal proceedings that it does not believe are material to its financial position or results of operations.

The Company recognized gains of $8,500,000, net of legal costs, and $3,600,000 from legal settlements in fiscal 2005 and 2004, respectively. In addition, the Company recognized a gain of $2,750,000 in fiscal 2005 related to a Visa/Mastercard antitrust litigation settlement. These gains were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations.

Note 13 — Commitments and Contingencies

Guarantees

The following is a summary of agreements that the Company has determined are within the scope of FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of January 29, 2006, except as noted below.

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

As of January 29, 2006, the Company had letters of credit for guarantees of $39,659,000 for insurance policies, $2,000,000 for capital lease agreements and $22,000 for utilities. The liabilities associated with the insurance policies, capital leases and utilities were recorded in the consolidated balance sheet as of January 29, 2006.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Tax Contingencies

The Company accrues for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the contingency can be reasonably estimated, based on our view of the likely outcomes of current and future audits. The Company’s accrual for income tax contingencies is adjusted for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 29, 2006 and January 30, 2005, the Company had an accrual for income tax contingencies of $14,033,000 and $16,738,000, respectively. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made. During the quarter ended October 30, 2005, the Company determined that certain liabilities to taxing authorities were no longer probable due to the expiration of the statute of limitations on the related tax positions. As a result, approximately $6,503,000 in reserves were reversed with $6,111,000 as a reduction of income tax expense and $392,000 as an increase to paid in capital.

Purchase Commitment

The Company has purchase obligations for certain advertising approximating $6,690,000 in fiscal 2006.

Note 14 — Stock Incentive Plans

The Company has several stock incentive plans, including plans for stock options, employee stock purchases and restricted stock. During fiscal 2003, the Company’s stockholders approved an amendment and restatement of the 1995 Equity Incentive Plan as the 2003 Equity Incentive Plan. The amendments to the 2003 Equity Incentive Plan included an increase of 7,000,000 shares of common stock authorized for issuance, an extension of the term to August 31, 2007, a minimum exercise price for all options granted be equivalent to the fair market value on the date of the grant, a cap of 20% on awards that may be granted below fair market value on the date of grant, and the awards subject to the cap shall have a cumulative weighted average vesting period of at least three years. The Company may grant under the PetSmart, Inc. 1997 Equity Incentive Plan and the PetSmart, Inc. 2003 Equity Incentive Plan either incentive stock options, nonstatutory options or other stock awards to purchase up to 16,383,000 shares of common stock. At January 29, 2006, grants representing 8,497,000 shares of common stock were outstanding, and 7,886,000 additional options or awards may be issued under these plans. These grants are made to employees, including officers, consultants and directors of the Company, at the fair market value on the date of the grant. As of January 29, 2006, stock options to purchase approximately 287,000 shares of common stock were also outstanding under the Company’s 1996 Non-Employee Directors Equity Plan with exercise prices ranging from $3.03 to $19.00 per share. The 1996 Non-Employee Directors Equity Plan expired on May 11, 2002, and no further options may be granted under this plan.

Activity in all of the Company’s stock option plans is as follows (in thousands, except per share data):

	2005		2004		2003
		Weighted Average		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	11,030	$13.48	13,027	$9.80	14,493	$8.20
Granted	929	$29.95	3,055	$24.27	3,227	$15.31
Exercised	(2,514)	$10.82	(4,073)	$9.10	(3,914)	$7.84
Forfeited/cancelled	(661)	$23.04	(979)	$16.33	(779)	$12.75

Outstanding at end of year	8,784	$15.27	11,030	$13.48	13,027	$9.80

Exercisable at end of year	6,128	$11.56	6,124	$8.71	7,371	$8.02

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The following tables summarize information about stock options outstanding at January 29, 2006:

	Outstanding
			Weighted Average
		Weighted Average	Remaining Years of
Range of Exercise Prices	Number of Options	Exercise Price	Contractual Life
	(In thousands)

$ 2.41 - $ 3.06	912	$3.02	5.01
$ 3.25 - $ 7.63	1,114	$6.20	3.19
$ 8.44 - $ 9.94	704	$8.85	3.73
$10.53 - $10.55	1,011	$10.55	6.02
$10.70 - $14.62	519	$12.90	5.14
$14.88 - $14.88	1,372	$14.88	7.02
$14.91 - $23.34	192	$19.52	4.59
$23.42 - $23.42	1,763	$23.42	8.02
$23.51 - $30.20	1,017	$29.13	8.72
$30.23 - $35.00	180	$32.03	8.65

	8,784

	Exercisable
			Weighted Average
		Weighted Average	Remaining Years of
Range of Exercise Prices	Number of Options	Exercise Price	Contractual Life
	(In thousands)

$ 2.41 - $ 3.06	912	$3.02	5.01
$ 3.25 - $ 7.63	1,114	$6.20	3.19
$ 8.44 - $ 9.94	704	$8.85	3.73
$10.53 - $10.55	975	$10.55	6.02
$10.70 - $14.62	483	$12.84	5.04
$14.88 - $14.88	859	$14.88	7.02
$14.91 - $23.34	147	$19.82	3.74
$23.42 - $23.42	754	$23.42	8.02
$23.51 - $30.20	120	$26.57	7.08
$30.23 - $35.00	60	$31.87	8.49

	6,128

The total intrinsic value of options exercised during fiscal 2005, 2004 and 2003 was $45,630,000, $87,490,000 and $48,966,000, respectively.

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan (“ESPP”) that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. A maximum of 4,000,000 shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. A total of 250,000, 271,000 and 429,000 shares were purchased in 2005, 2004 and 2003, respectively, for aggregate proceeds of $5,255,000, $5,468,000 and $5,315,000, respectively.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Activity in the Company’s restricted stock plan is as follows (in thousands):

	2005	2004	2003

Outstanding at beginning of year	1,066	574	54
Granted	989	617	583
Vested	—	—	(35)
Forfeited	(255)	(125)	(28)

Outstanding at end of year	1,800	1,066	574

Note 15 — Stock-Based Compensation

Prior to January 31, 2005, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of APB No. 25, and related interpretations, as permitted by SFAS No. 123. Effective January 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), using the modified retrospective transition method, which allows the adjustment of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123.

Stock-based compensation costs include: (a) compensation cost for all share-based payments granted on or before January 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to January 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

The compensation cost that has been charged against income for those plans and the total income tax benefit recognized in the Consolidated Statement of Operations is as follows (in thousands):

	2005	2004	2003

Operating, general and administrative expenses
Stock options expense	$11,424	$22,053	$16,608
Employee stock purchase plan expense	1,140	1,587	1,523
Restricted stock expense	9,834	4,812	2,109

Total compensation cost	$22,398	$28,452	$20,240

Tax benefit	$6,546	$11,189	$8,179

The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, was not material and is included in operating, general and administrative expenses in the Consolidated Statements of Operations.

At January 29, 2006, there was $46,163,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 2.6 years.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company estimated the fair value of stock options issued after January 30, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the U.S. Treasury yield curve in effect at the time of the grant. The fair value of stock awards issued on and before January 30, 2005 was estimated using the Black-Scholes option pricing model. Each option valuation model requires the input of subjective assumptions including the expected volatility. Actual values of grants could vary significantly from the results of the calculations. The weighted average fair value of options granted was $11.97, $12.14 and $7.59 for fiscal 2005, 2004 and 2003, respectively. Options generally vest over a period of three to four years and expire ten years after the date of grant. The following assumptions were used to value grants:

	2005	2004	2003

Dividend yield	0.45%	0.10%	0.08%
Expected volatility	35.1%	60.1%	62.8%
Risk-free interest rate	2.65% to 4.54%	1.55% to 4.56%	1.22% to 4.40%
Forfeiture rate	13.0%	N/A(1)	N/A(1)
Expected lives (in years)	6.94	2.89	2.63

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

The Company estimated the fair value of employee stock purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of purchases could vary significantly from the results of the calculations. Employee stock purchases generally vest over a six-month period and have no expiration. The following assumptions were used to value purchases:

	2005	2004	2003

Dividend yield	0.47%	0.40%	0.40%
Expected volatility	29.7%	60.5%	63.5%
Risk-free interest rate	3.94%	2.01%	1.22%
Expected lives (in years)	0.50	0.50	0.50

Restricted stock is being amortized ratably by a charge to income over the four-year term of the restricted stock awards. The weighted average fair value of restricted stock grants was $29.70, $24.39 and $15.27 for fiscal 2005, 2004 and 2003, respectively.

Note 16 — Supplemental Schedule of Cash Flows

Supplemental cash flow information for fiscal 2005, 2004 and 2003 was as follows (in thousands):

	Fiscal Year
	2005	2004	2003

Interest paid	$28,804	$20,044	$16,995
Income taxes paid, net of refunds	$92,390	$87,468	$52,983
Assets acquired using capital lease obligations	$114,350	$85,912	$10,701
Assets acquired using other current liabilities	$17,204	$—	$12,519
Dividends declared but unpaid	$4,170	$4,363	$2,864

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 17 — Financial Information by Business Segment

As of January 29, 2006, the Company had two operating segments, PetSmart North America, which included all retail locations, and PetSmart Direct, which included our internet operations and equine catalog. The Company evaluated its segment reporting requirements under SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined the PetSmart Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

Note 18	— Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2005 and 2004 is as follows:

	First	Second	Third	Fourth
Fiscal Year Ended January 29, 2006	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$903,150	$899,097	$907,663	$1,050,589
Gross profit	279,636	284,060	264,278	348,221
Operating income	77,799	61,133	50,639	121,809
Income before income tax expense	72,300	56,537	44,894	115,478
Net income	$44,709	$35,745	$31,133	$70,903

Basic earning per share	$0.31	$0.25	$0.22	$0.51

Diluted earning per share	$0.30	$0.24	$0.21	$0.50

Dividends declared	$0.03	$0.03	$0.03	$0.03

Weighted average common and common equivalent shares outstanding:
Basic	142,690	141,917	140,525	137,974

Diluted	148,148	147,099	144,842	142,130

	First	Second	Third	Fourth
Fiscal Year Ended January 30, 2005	Quarter	Quarter	Quarter	Quarter(1)
	(In thousands, except per share data)

Net sales	$796,314	$805,990	$826,844	$934,304
Gross profit	239,508	243,613	250,100	305,366
Operating income	56,072	38,947	56,079	106,241
Income before income tax expense	52,264	34,986	51,997	101,557
Net income	$31,886	$29,116	$31,458	$64,993

Basic earning per share	$0.22	$0.20	$0.22	$0.45

Diluted earnings per share	$0.21	$0.19	$0.21	$0.43

Dividends declared	$0.03	$0.03	$0.03	$0.03

Weighted average common and common equivalent shares outstanding:
Basic	143,150	143,546	144,231	144,627

Diluted	149,289	149,676	149,780	150,098

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(1)	The following is a summary of the effects of the adoption of SFAS No. 123(R) and reclassifications:

	As Previously		As Currently
	Reported	Adjustments	Reported

Gross profit	$303,009	$2,357	$305,366
Operating income	112,478	(6,237)	106,241
Income before income tax expense	107,795	(6,238)	101,557
Net income	68,627	(3,634)	64,993
Basic earnings per common share	$0.47	$(0.02)	$0.45
Diluted earnings per common share	$0.46	$(0.03)	$0.43

Note 19 — Subsequent Events

On March 28, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 12, 2006 to stockholders of record on April 28, 2006.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of January 29, 2006 and January 30, 2005, and for each of the three fiscal years in the period ended January 29, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006, and the effectiveness of the Company’s internal control over financial reporting as of January 29, 2006, and have issued our reports thereon dated April 10, 2006 (our report on the financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the adoption of a new accounting principle); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Phoenix, Arizona
April 10, 2006

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
	(In thousands)

Valuation reserve deducted in the balance sheet from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
Fiscal 2003	$1,412	$1,502	$(1,069)	$1,845

Fiscal 2004	$1,845	$387	$(949)	$1,283

Fiscal 2005	$1,283	$8,347	$(1,096)	$8,534

Shrink
Fiscal 2003	$10,243	$15,375	$(15,563)	$10,055

Fiscal 2004	$10,055	$15,186	$(20,955)	$4,286

Fiscal 2005	$4,286	$24,671	$(23,226)	$5,731

A-2

EXHIBIT INDEX

Exhibit
Number	Description of Document

10.20	Summary of Directors’ Compensation
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended