Form 10-Q
period 2006-04-30
PETSMART INC
filed 2006-06-07
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarter Ended April 30, 2006
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______
Commission file number: 0-21888

PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)
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
Yes ☑  No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-Accelerated Filer ☐
        Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
Common Stock, $.0001 Par Value, 140,100,271 Shares at May 22, 2006

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries as of April 30, 2006, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the 13-week periods ended April 30, 2006 and May 1, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 29, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated April 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
June 6, 2006

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	April 30,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$104,070	$110,415
Short-term investments	241,800	219,900
Receivables, net	31,700	36,902
Merchandise inventories	405,275	399,413
Deferred income taxes	26,254	26,254
Prepaid expenses and other current assets	55,423	47,612

Total current assets	864,522	840,496

Property and equipment, net	900,211	857,658
Long-term investments	33,667	33,667
Deferred income taxes	90,732	92,092
Goodwill	14,422	14,422
Intangible assets, net	1,542	1,605
Other noncurrent assets	25,447	23,751

Total assets	$1,930,543	$1,863,691

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$167,801	$155,424
Accrued payroll, bonus and employee benefits	95,599	103,827
Accrued occupancy expenses and deferred rents	42,181	42,425
Current maturities of capital lease obligations	13,777	12,559
Other current liabilities	130,980	148,495

Total current liabilities	450,338	462,730

Capital lease obligations	384,306	351,564
Deferred rents and other noncurrent liabilities	107,164	108,647

Total liabilities	941,808	922,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 154,171 and 153,024 shares issued	15	15
Additional paid-in capital	982,179	970,664
Retained earnings	386,003	348,442
Accumulated other comprehensive income	2,250	1,606
Less: treasury stock, at cost, 14,110 and 14,047 shares	(381,712)	(379,977)

Total stockholders’ equity	988,735	940,750

Total liabilities and stockholders’ equity	$1,930,543	$1,863,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	Quarter Ended
	April 30,	May 1,
	2006	2005
Net sales	$1,011,529	$903,150
Cost of sales	701,449	623,771

Gross profit	310,080	279,379

Operating, general and administrative expenses	235,401	201,580

Operating income	74,679	77,799

Interest income	2,050	2,032
Interest expense	(8,783)	(7,531)

Income before income tax expense	67,946	72,300
Income tax expense	26,182	27,591

Net income	41,764	44,709

Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	644	(716)

Comprehensive income	$42,408	$43,993

Earnings per common share:
Basic	$0.30	$0.31

Diluted	$0.30	$0.30

Weighted average shares outstanding:
Basic	137,449	142,690

Diluted	141,088	148,148

Dividends declared per common share	$0.03	$0.03

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Quarter Ended
	April 30,	May 1,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,764	$44,709
Depreciation and amortization	37,884	32,804
Loss (gain) on disposal of property and equipment	1,933	(178)
Stock-based compensation expense	3,232	6,236
Deferred income taxes	1,360	298
Tax benefits from tax deductions in excess of the compensation cost recognized	(950)	(1,229)
Non-cash interest expense	794	137
Changes in assets and liabilities:
Receivables, net	5,203	8,035
Merchandise inventories	(5,539)	(8,696)
Prepaid expenses and other current assets	(7,382)	(6,508)
Other noncurrent assets	(1,690)	(2,609)
Accounts payable	13,357	24,494
Accrued payroll, bonus and employee benefits	(8,300)	(5,237)
Accrued occupancy expenses and deferred rents	(289)	4,205
Other current liabilities	(17,641)	27,746
Deferred rents and other noncurrent liabilities	(1,666)	(2,519)

Net cash provided by operating activities	62,070	121,688

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(45,255)	(27,901)
Purchases of short-term available-for-sale investments	(799,450)	(85,075)
Proceeds from sales of short-term available-for-sale investments	777,550	111,525
Proceeds from sales of property and equipment	566	52

Net cash used in investing activities	(66,589)	(1,399)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	7,641	7,028
Purchases of treasury stock	(1,735)	(105,001)
Payments on capital lease obligations	(4,315)	(941)
Increase (decrease) in bank overdraft	(1,506)	4,772
Tax benefits from tax deductions in excess of the compensation cost recognized	950	1,229
Cash dividends paid to stockholders	(4,170)	(4,363)

Net cash used in financing activities	(3,135)	(97,276)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,309	(858)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,345)	22,155

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,415	87,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$104,070	$109,187

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of April 30, 2006, the Company operated 842 retail stores. PetSmart offers a broad line of products for all the life stages of pets and is North America’s largest provider of pet services, which include professional grooming, pet training, boarding and day camp. PetSmart also offers pet and equine products through direct marketing channels including PetSmart.com, as well as an e-commerce site dedicated to equine products and an equine catalog. The Company made full-service veterinary care available in 543 of its stores as of April 30, 2006. Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operated 531 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the quarters ended April 30, 2006 and May 2, 2005 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31, which results in a 2006 fiscal year end of January 28, 2007.
     For further information, refer to the consolidated financial statements and related consolidated footnotes for the fiscal year ended January 29, 2006, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 10, 2006.
NOTE 2 — STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” The compensation cost that has been charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income are as follows (in thousands):

	Quarter Ended
	April 30, 2006	May 1, 2005
Operating, general and administrative expenses
Stock options expense	$2,498	$3,584
Employee stock purchase plan expense	257	375
Restricted stock expense	477	2,277

Total compensation cost	$3,232	$6,236

Tax benefit	$1,102	$2,648

     As of April 30, 2006, there was $60,113,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 2.9 years.
     The Company estimated the fair value of stock options issued using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
U.S. Treasury yield curve in effect at the time of the grant. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	Quarter Ended
	April 30, 2006	May 1, 2005
Dividend yield	0.48%	0.45%
Expected volatility	34.7%	35.0%
Risk-free interest rate	4.59%	3.56%
Forfeiture rate	14.7%	13.0%
Expected lives	4.6 years	7.0 years
Vesting Periods	4 years	4 years
Term	7 or 10 years	10 years
Weighted average fair value	$8.60	$12.03
     During the first quarter of 2006, the Company revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
     The Company has an employee stock purchase plan that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates. During the first quarter of 2006, there were no purchases under the employee stock purchase plan. The Company recognized $257,000 in expense during the first quarter of 2006 for anticipated employee stock purchases, which represents one-half of the six month purchase period. The Company estimated the fair value of the anticipated employee stock purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected market price, shares to be purchased, volatility and lives. Actual share purchases and value of purchases could vary significantly from the results of the calculations.
     During the first quarters of 2006 and 2005, the Company awarded 874,000 and 892,000 shares of restricted stock, respectively. Restricted stock is being amortized ratably by a charge to income over the four-year term of the restricted stock awards. The weighted average fair value of restricted stock grants was $24.16 and $29.96 for the first quarters of 2006 and 2005, respectively. During the first quarter of 2006, the Company’s restricted stock expense was reduced by $3,251,000 related to higher forfeiture activity and assumptions.
NOTE 3 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of service marks and trademarks that have an estimated useful life of 10 to 15 years. The service marks and trademarks have zero residual value. Changes in the carrying amount for the first quarter of 2006 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, January 29, 2006	$3,749	$(2,144)	$1,605
Changes	17	(76)	(59)
Write-off	(82)	78	(4)

Balance, April 30, 2006	$3,684	$(2,142)	$1,542

     Amortization expense for the intangible assets was $63,000 during the first quarter of 2006. The Company estimates the amortization expense to be approximately $190,000 for the remainder of the year. For fiscal years 2007 through 2011, the Company estimates the amortization expense to be approximately $253,000 each year.
NOTE 4 — RESERVE FOR CLOSED STORES:
     The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Reserves for future occupancy payments on closed stores are established in the period the store is closed, in accordance with SFAS

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future occupancy payments, net of expected sublease income, associated with closed stores are calculated by using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease.
     The activity related to the closed store reserve was as follows (in thousands):

	Quarter Ended
	April 30, 2006	May 1, 2005
Opening balance	$9,604	$9,141
Charges, net	826	1,792
Payments	(1,126)	(698)

Ending balance	$9,304	$10,235

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. Charges and adjustments were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company can make no assurances that additional charges related to these closed stores will not be required based on the changing real estate environment.
NOTE 5 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was approximately $386,000 and $(295,000) for the first quarters of 2006 and 2005, respectively.
NOTE 6 — EARNINGS PER SHARE:
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

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     A reconciliation of the basic and diluted earnings per share calculations for the first quarters of 2006 and 2005 is as follows (in thousands, except per share data):

	Quarter Ended
	April 30, 2006	May 1, 2005
Net income	$41,764	$44,709

Weighted average shares — Basic	137,449	142,690
Effect of dilutive securities:
Options and restricted stock	3,639	5,458

Weighted average shares — Diluted	141,088	148,148

Earnings per common share:
Basic	$0.30	$0.31

Diluted	$0.30	$0.30

     In the first quarters of 2006 and 2005, options to purchase approximately 1,860,000 and 976,000 shares of common stock, respectively, were outstanding but not included in the calculation of diluted earnings per share because the options’ exercise prices were greater than the average market price of common shares.
NOTE 7 — EQUITY:
     Share Repurchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. During the first quarter of fiscal 2006, the Company purchased 62,500 shares of its common stock for approximately $1,735,000. Approximately $108,265,000 is available for purchase through the remainder of fiscal 2006 under the June 2005 program.
     Dividends
     On March 28, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on May 12, 2006 to stockholders of record on April 28, 2006.
NOTE 8 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the first quarters of 2006 and 2005, was as follows (in thousands):

	Quarter Ended
	April 30, 2006	May 1, 2005
Interest paid	$7,951	$7,715
Income taxes paid, net of refunds	$45,645	$2,857
Assets acquired using capital lease obligations	$36,679	$18,776
Assets acquired using other current liabilities	$379	$276
Dividends declared but unpaid	$4,202	$4,292
NOTE 9 — INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals and wellness hospitals inside 531 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). The Company’s investment consists of common and convertible preferred stock. As of April 30, 2006, the Company owned approximately 17.1% of the voting stock, and approximately 36.9% of the combined voting and non-voting stock of MMIH.
     The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company recognizes occupancy costs as a component of cost of sales in the

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $3,083,000 and $2,878,000 during the first quarters of 2006 and 2005, respectively. The Company also charges MMI for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $1,452,000 and $5,379,000 at April 30, 2006 and January 29, 2006, respectively, and were included in receivables in the accompanying Condensed Consolidated Balance Sheets.
     In addition, the Company has a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. The activity resulting from this agreement is not material to the Company’s condensed consolidated financial statements.
NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In June 2005, the FASB issued Emerging Issues Task Force, or EITF, No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company adopted EITF No. 05-6 in the second quarter of 2005 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
     In August 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN No. 47 in the fourth quarter of 2005, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 11 — LITIGATION AND SETTLEMENTS:
     In the first quarter of 2006, the Company recognized a $2,800,000 expense, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, to establish a reserve for an on-going legal proceeding.
     The Company is involved in the defense of various other legal proceedings that it does not believe are material to its financial position or results of operations.
     The Company recognized an $8,500,000 pretax gain, net of legal costs, from a legal settlement in the first quarter of 2005, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 12 — COMMITMENTS AND CONTINGENCIES:
     Guarantees
     The following is a summary of agreements the Company has determined are within the scope of FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of April 30, 2006, except as noted below.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
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
     Letters of Credit
     As of April 30, 2006, a total of $53,681,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Tax Contingencies
     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At April 30, 2006, the Company had an accrual for income tax contingencies of approximately $15,211,000. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed, generally as a reduction of income tax expense in the period the determination is made.
     Purchase Commitment
     As of April 30, 2006, the Company had obligations of approximately $4,522,000 to purchase certain advertising during the remainder of fiscal 2006.
NOTE 13 — SUBSEQUENT EVENT:
     During fiscal 2005, the Company raised an affirmative issue with the Internal Revenue Service with respect to the characterization of certain losses. No benefit has been reflected in the condensed consolidated financial statements related to this item as of April 30, 2006. Subsequent to April 30, 2006, the Company received notification that the agreement with the Internal Revenue Service had been approved. The Company estimates the benefit will be approximately $1,900,000. The benefit will be reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income in the second quarter of 2006 as a reduction of income tax expense.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces and government regulatory actions. Our actual results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below:
•	If we are unable to increase sales at our existing stores or successfully open new stores, our results of operations could be harmed.

•	New stores may place increasing demands on management and operating systems, may erode sales at existing stores and comparable store sales growth may decrease as stores grow older.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation or expansion of our distribution centers or our supply chain would impact our ability to deliver merchandise to our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

•	If we accidentally disclose sensitive customer information, our business could be harmed.

•	A decline in consumers’ discretionary spending could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet food and pet supply retailing industry and the timing of expenses, new store openings and store closures.

•	The pet food and pet supply retail industry is highly competitive, and continued competitive forces may reduce our sales and profitability.

•	The loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner, could harm our business.

•	We depend on key personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	Our business may be harmed if we are unable to raise any needed additional capital on acceptable terms.

•	A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	A determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial position.

•	Our business exposes us to claims that could result in adverse publicity, harm to our brand and a reduction in our sales.

•	Pending legislation, weather, disease or other factors could disrupt the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions, including but not limited to fuel costs, may harm the market price of our common stock.

•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2005 fiscal year ended January 29, 2006, filed with the Securities and Exchange Commission on April 10, 2006, which is incorporated herein by reference.
Overview
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
     We opened 16 net new stores in the first quarter of fiscal 2006 and, at the end of the quarter, operated 842 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet, and carry a broad and deep selection of high quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
     We complement our strong product assortment with a selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. We made full-service veterinary care available in 543 of our stores as of April 30, 2006. Medical Management International, Inc., or MMI, a third party operator of veterinary hospitals, operated 531 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third parties.
     We also reach customers through our direct marketing channels, including PetSmart.com, one of the Internet’s most popular pet e-commerce sites, as well as an e-commerce site dedicated to equine products and an equine catalog. Our PetPerks loyalty program allows us to understand the needs of our customers and target offers directly to them.
Executive Summary
•	Diluted earnings per common share were $0.30, on net income of $41.8 million, for the first quarter of 2006, compared to diluted earnings per common share of $0.30 on net income of $44.7 million for the first quarter of 2005. The first quarter of 2005 included an $8.5 million pretax gain from a legal settlement.

•	Net sales increased 12.0% to $1.0 billion for the first quarter of 2006 compared to $903.2 million for the first quarter of 2005.

•	We added 16 net new stores during the first quarter of 2006. As of April 30, 2006, we operated 842 stores. We also opened 13 new in-store PetsHotels during the first quarter and closed our one stand-alone hotel. We expect to open approximately 74 net new stores, 17 net new PetsHotels and one Doggie Day Camp during the remainder of fiscal 2006.

•	Comparable store sales, or sales in stores open at least a year, increased 3.7% for the first quarter of 2006. We anticipate same store sales growth in the mid-single digits for the second quarter of fiscal 2006 and for all of fiscal 2006.

•	Services sales increased 26.8% to $90.3 million for the first quarter of 2006 and now represent 8.9% of net sales, compared to 7.9% of net sales for the first quarter of 2005.

•	Gross margins decreased 28 basis points for the first quarter of 2006 compared to the first quarter of 2005.

•	Operating, general and administrative expenses were 23.3% of net sales in the first quarter of 2006, compared to 22.3% for the first quarter of 2005.

•	During the first quarter of 2006, we purchased 62,500 shares of our common stock for approximately $1.7 million, and we declared cash dividends totaling $0.03 per share.

•	Capital expenditures for the first quarter of 2006 were $45.3 million, and we anticipate spending between $200 million and $230 million for capital expenditures in all of fiscal 2006.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.
     Inventory Valuation Reserves

     We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Stores perform physical inventories once a year, and between the physical inventories, the stores perform counts on certain inventory items. Most of the stores do not perform physical inventories during the last quarter of the fiscal year due to the holiday season, but continue to perform counts on certain inventory items. As of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.
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
     As of April 30, 2006 and January 29, 2006, we had inventory valuation reserves of $14.9 million and $14.3 million, respectively.
     Reserve for Closed Stores
     We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease.
     We can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.
     As of April 30, 2006 and January 29, 2006, we had 21 and 19 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. In addition to the stores under sublease agreements as of April 30, 2006, we have assumed that four stores will have sublease income in future periods, which represents a $2.8 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.9 million. For the quarters ended April 30, 2006 and May 1, 2005, we closed four and two stores, respectively. The closed store reserves are as follows (in thousands):

	April 30,	January 29,
	2006	2006
Total remaining gross occupancy costs	$47,484	$47,485
Less:
Expected gross sublease income	(36,475)	(36,002)
Interest costs	(1,705)	(1,879)

Closed store reserve	$9,304	$9,604

     Insurance Liabilities and Reserves
     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies, we retain an initial risk of loss of $0.5 million for each policy per occurrence. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of April 30, 2006 and January 29, 2006, we had approximately $57.2 million and

$54.2 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at April 30, 2006 and January 29, 2006 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based on our view of the likely outcomes of current and future audits. We adjust our accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At April 30, 2006, we had an accrual for income tax contingencies of $15.2 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.
     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.
     During fiscal 2005, we raised an affirmative issue with the Internal Revenue Service with respect to the characterization of certain losses. No benefit has been reflected in the condensed consolidated financial statements related to this item as of April 30, 2006. Subsequent to April 30, 2006, we received notification that the agreement with the Internal Revenue Service had been approved. We estimate the benefit will be approximately $1.9 million. The benefit will be reflected in the Condensed Consolidated Statements of Operations and Comprehensive Income in the second quarter of 2006 as a reduction of income tax expense.
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income, unless otherwise indicated:

	Quarter Ended
	April 30, 2006	May 1, 2005
Statements of Operations and Comprehensive Income Data:
Net sales	100.0%	100.0%
Cost of sales	69.4	69.1

Gross profit	30.7	30.9
Operating, general and administrative expenses	23.3	22.3

Operating income	7.4	8.6
Interest income	0.2	0.2
Interest expense	(0.9)	(0.8)

Income before income tax expense	6.7	8.0
Income tax expense	2.6	3.1

Net income	4.1%	5.0%

First Quarter of 2006 Compared with the First Quarter of 2005
     Net Sales

     Net sales increased $108.4 million, or 12.0%, to $1.0 billion for the first quarter of 2006, compared to $903.2 million for the first quarter of 2005. The sales increase was due to 102 net new stores added since May 1, 2005 and a 3.7% increase in comparable store sales for the first quarter of 2006.
     Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 26.8%, or $19.1 million, to $90.3 million.
     Gross Profit
     Gross profit decreased to 30.7% of net sales for the first quarter of 2006 from 30.9% for the first quarter of 2005. Store occupancy costs increased as a percentage of sales due to the large number of store openings over the last year as well as an increase in utilities due to increased energy costs. We also experienced higher redemptions of promotional offers in our PetPerks program. Redemptions of PetPerks promotional offers impact the gross margin, but help to increase overall gross profit dollars through increased sales and spend per pet. In addition, services sales increased as a percentage of total net sales. Services sales produce lower gross margins than product sales, but services have higher operating margins than the product business.
     These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives, lower freight expense as a percentage of sales and improved inventory shrink results. The lower freight as a percentage of sales was due to a reduction of miles driven as a result of our new distribution facility and better utilization of space in trucks which more than offset an increase in fuel prices.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 23.3% of net sales for the first quarter of 2006 and 22.3% of net sales for the first quarter of 2005. The first quarter of fiscal 2005 included an $8.5 million reduction in operating, general and administrative expenses from a legal settlement gain. The first quarter of 2006 included a $2.8 million expense to accrue for an ongoing legal proceeding offset by a decrease in stock compensation expense of $3.0 million, primarily as a result of an adjustment to the forfeiture rate for restricted stock and stock options and a lower valuation on option and restricted stock grants.
     Interest Income
     Interest income, which results primarily from our short-term investments, was $2.1 million for the first quarter of 2006, compared to $2.0 million in the first quarter of 2005.
     Interest Expense
     Interest expense increased to $8.8 million for the first quarter of 2006 from $7.5 million for the first quarter of 2005. The increase was primarily due to an increase in capital lease obligations.
     Income Tax Expense
     In the first quarter of 2006, the $26.2 million income tax expense represents an effective rate of 38.5%, compared with the first quarter of 2005 income tax expense of $27.6 million, which represents an effective tax rate of 38.2%. Income tax expense for the first quarter of 2005 included a benefit related to the $8.5 million legal settlement. A portion of the settlement gain was offset by capital loss carryforwards.
Liquidity and Capital Resources
     Cash Flow and Balance Sheet Data
     The following table represents our cash and cash equivalents and short-term investments (in thousands):

	April 30,	January 29,
	2006	2006
Cash and cash equivalents	$104,070	$110,415
Short-term investments	241,800	219,900

Total	$345,870	$330,315

     We manage our cash, cash equivalents and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased $6.3 million to $104.1 million in the first quarter of 2006. Short-term investments increased $21.9 million to $241.8 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term investments.
     Cash provided by operating activities decreased $59.6 million to $62.1 million in the first quarter of 2006, compared with $121.7 million in the first quarter of 2005. The difference was primarily due to changes in cash provided by other current liabilities and accounts payable. The change in other current liabilities was primarily due to a difference in the timing of estimated tax payments between the quarters. The difference in cash provided by accounts payable was due to a smaller increase in inventory between the periods and due to the timing of payments.
     Cash provided by operating activities was generated primarily by net income of $41.8 million and non-cash depreciation and amortization of $37.9 million and stock-based compensation expenses of $3.2 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $405.3 million at April 30, 2006 compared to $399.4 million at January 29, 2006. Our inventory increase was primarily due to the addition of 16 net new stores. Accounts payable increased $12.4 million as a result of the increased inventory levels and the timing of payments. Other current liabilities decreased $17.5 million as a result of the timing of income tax and freight payments.
     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel and Doggie Day Camp construction costs and other expenditures to support our growth plans and initiatives. During the first quarter of 2006, we used $45.3 million in cash for capital expenditures, compared with $27.9 million for the first quarter of 2005. The expenditures during the first quarter of 2006 were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment in our distribution centers.
     Net cash used in financing activities for the first quarter of 2006 was $3.1 million, which is comprised primarily of $4.3 million for payments on capital lease obligations, $4.2 million for dividends, $1.7 million for the purchase of treasury stock and a $1.5 million decrease in our bank overdraft position, offset by $8.6 million in proceeds and tax benefits from stock issued under our equity incentive plans. Net cash used in financing activities for the first quarter of 2005 was $97.3 million. The primary difference between the first quarter of 2005 and the first quarter of 2006 was a change in the amount of treasury stock purchased.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 20 new stores in the first quarter of 2006 and closed 4 stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.2 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $200 million and $230 million for fiscal 2006, based on our current plan to open approximately 102 new stores (90 net of closures) and 30 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in fiscal 2007, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to roll out our store refresh program.
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
Letters of Credit
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of April 30, 2006, $53.7 million was outstanding under our letters of credit.
Credit Facility

     We have an available credit facility of $125.0 million, which expires April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at either a bank’s prime rate plus 0% to 0.50% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to the lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50%, depending on the type of letter of credit issued. The credit facility permits the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the facility. The credit facility is secured by substantially all our personal property assets, our subsidiaries and certain real property. As of April 30, 2006, we had no borrowings outstanding under the credit facility; however, we issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. At April 30, 2006, we were in compliance with the terms and covenants of our credit facility.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default.
     On March 28, 2006, the Board of Directors declared a quarterly cash dividend of $0.03 per share, paid on May 12, 2006 to stockholders of record on April 28, 2006.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals inside 531 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of April 30, 2006, we owned approximately 17.1% of the voting stock and approximately 36.9% of the combined voting and non-voting stock of MMIH. We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $3.1 million and $2.9 million in the first quarter of 2006 and 2005, respectively. We also charge MMI for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $1.5 million and $5.4 million at April 30, 2006 and January 29, 2006, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
Seasonality and Inflation
     Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses, such as advertising, could fluctuate from quarter-to-quarter in a fiscal year. Sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store openings and related preopening costs, the amount of revenue contributed by new and existing stores and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.
     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially impact our net sales or results of operations.
Recent Accounting Pronouncements
     In June 2005, the FASB issued Emerging Issues Task Force, or EITF, No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 in the second quarter of 2005 did not have a material impact on our condensed consolidated financial statements.
     In August 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires an entity to recognize a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in the fourth quarter of fiscal 2005, and the adoption did not have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At April 30, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2006. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of our Annual Report on Form 10-K for the year ended January 29, 2006.
Energy Costs
     Increased fuel prices have negatively impacted our results of operations during the first quarter of fiscal 2006. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over the same period of fiscal 2005. In addition, utilities costs have increased between the periods.
Foreign Currency Risk
     Our Canadian subsidiary operates 31 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $30.3 million, or 3.0%, of our net sales for the quarter ended April 30, 2006 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within cost of sales or operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction. The net exchange gains and losses were not material in the first quarters of 2006 and 2005.
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during fiscal 2005 or in the first quarter of 2006.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in the defense of various legal proceedings that we do not believe are material to our business.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended April 30, 2006:

				Total Number of
	Total			Shares	Value That May
	Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
January 30, 2006 to February 26, 2006	—	$—		—	$110,000,000
February 27, 2006 to April 2, 2006	62,500	$27.76		62,500	$108,265,000
April 3, 2006 to April 30, 2006	—	$—		—	$108,265,000

First Quarter Total	62,500	$27.76	(2)	62,500	$108,265,000

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of our common stock through fiscal 2006.

(2)	Represents weighted average purchase price during the quarter ended April 30, 2006.
Item 5. Other Information
     Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PetSmart is responsible for listing the non-audit services approved in the first quarter of 2006 by the PetSmart Audit Committee to be performed by Deloitte & Touche LLP, our independent auditor. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the financial statements of PetSmart. There were no non-audit services approved by the Audit Committee in the first quarter of 2006.
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

Date: June 6, 2006	PetSmart, Inc.,
/s/ Timothy E. Kullman
Timothy E. Kullman
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: June 6, 2006	/s/ Raymond L. Storck
Raymond L. Storck
Vice President, Finance, Chief Accounting Officer and Controller (Principal Accounting Officer)

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