Form 10-Q
period 2006-07-30
PETSMART INC
filed 2006-09-06
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended July 30, 2006
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
Common Stock, $.0001 Par Value, 139,795,911 Shares at August 21, 2006

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Company”) as of July 30, 2006, and the related condensed consolidated statements of operations and comprehensive income for the 13-week and 26-week periods ended July 30, 2006 and July 31, 2005, and of cash flows for the 26-week periods ended July 30, 2006 and July 31, 2005. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 29, 2006, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated April 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2006, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
September 6, 2006

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value)
(Unaudited)

	July 30,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$105,816	$110,415
Short-term investments	221,150	219,900
Restricted cash and short-term investments	63,500	—
Receivables, net	24,172	36,902
Merchandise inventories	415,645	399,413
Deferred income taxes	26,053	26,254
Prepaid expenses and other current assets	55,015	47,612

Total current assets	911,351	840,496

Property and equipment, net	936,316	857,658
Long-term investments	33,667	33,667
Deferred income taxes	89,692	92,092
Goodwill	14,422	14,422
Intangible assets, net	1,474	1,605
Other noncurrent assets	24,777	23,751

Total assets	$2,011,699	$1,863,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$177,096	$155,424
Accrued payroll, bonus and employee benefits	108,553	103,827
Accrued occupancy expenses and deferred rents	43,033	42,425
Current maturities of capital lease obligations	15,356	12,559
Other current liabilities	132,400	148,495

Total current liabilities	476,438	462,730

Capital lease obligations	401,246	351,564
Deferred rents and other noncurrent liabilities	106,492	108,647

Total liabilities	984,176	922,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 154,289 and 153,024 shares issued	15	15
Additional paid-in capital	990,751	970,664
Retained earnings	416,424	348,442
Accumulated other comprehensive income	2,045	1,606
Less: treasury stock, at cost, 14,110 and 14,047 shares	(381,712)	(379,977)

Total stockholders’ equity	1,027,523	940,750

Total liabilities and stockholders’ equity	$2,011,699	$1,863,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2006	2005	2006	2005
Net sales	$1,020,609	$899,097	$2,032,138	$1,802,247
Cost of sales	715,762	617,360	1,417,211	1,241,131

Gross profit	304,847	281,737	614,927	561,116

Operating, general and administrative expenses	242,867	220,604	478,268	422,184

Operating income	61,980	61,133	136,659	138,932

Interest income	3,740	2,737	5,790	4,769
Interest expense	(13,060)	(7,333)	(21,843)	(14,864)

Income before income tax expense	52,660	56,537	120,606	128,837
Income tax expense	18,030	20,792	44,212	48,383

Net income	34,630	35,745	76,394	80,454

Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	(205)	346	439	(369)

Comprehensive income	$34,425	$36,091	$76,833	$80,085

Earnings per common share:
Basic	$0.25	$0.25	$0.56	$0.57

Diluted	$0.25	$0.24	$0.54	$0.54

Weighted average shares outstanding:
Basic	137,667	141,917	137,558	142,304
Diluted	141,237	147,099	141,163	147,639

Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	For the 26 Weeks Ended
	July 30,	July 31,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$76,394	$80,454
Depreciation and amortization	76,835	65,679
Loss on disposal of property and equipment	4,004	2,141
Stock-based compensation expense	8,863	12,473
Deferred income taxes	2,601	2,593
Tax benefits from tax deductions in excess of the compensation cost recognized	(1,308)	(9,231)
Non-cash interest expense	4,413	454
Changes in assets and liabilities:
Receivables, net	13,064	3,021
Merchandise inventories	(16,051)	(30,339)
Prepaid expenses and other current assets	(7,332)	(40,265)
Other noncurrent assets	(1,021)	(3,784)
Accounts payable	26,765	34,236
Accrued payroll, bonus and employee benefits	4,698	4,014
Accrued occupancy expenses and deferred rents	(742)	4,913
Other current liabilities	(25,355)	28,224
Deferred rents and other noncurrent liabilities	(2,260)	(552)

Net cash provided by operating activities	163,568	154,031

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale investments	(1,605,100)	(525,000)
Proceeds from sales of short-term available-for-sale investments	1,603,850	532,375
Increase in restricted cash and short-term investments	(63,500)	—
Purchases of property and equipment	(91,456)	(69,999)
Proceeds from sales of property and equipment	679	177

Net cash used in investing activities	(155,527)	(62,447)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	9,544	24,346
Purchases of treasury stock	(1,735)	(115,997)
Payments on capital lease obligations	(8,640)	(4,148)
Increase (decrease) in bank overdraft	(5,400)	10,180
Tax benefits from tax deductions in excess of the compensation cost recognized	1,308	9,231
Cash dividends paid to stockholders	(8,371)	(8,656)

Net cash used in financing activities	(13,294)	(85,044)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	654	154

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,599)	6,694

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,415	87,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$105,816	$93,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of July 30, 2006, the Company operated 863 retail stores. PetSmart offers a broad line of products for all the life stages of pets and is North America’s largest provider of pet services, which include professional grooming, pet training, boarding and day camp. PetSmart also offers pet and equine products through direct marketing channels including PetSmart.com, as well as an e-commerce site dedicated to equine products and an equine catalog. The Company made full-service veterinary care available in 562 of its stores as of July 30, 2006. Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operated 550 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 30, 2006 are not necessarily indicative of the results to be expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31, which results in a 2006 fiscal year end of January 28, 2007.
     For further information, refer to the consolidated financial statements and related consolidated footnotes for the fiscal year ended January 29, 2006, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 10, 2006.
NOTE 2 — STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” The compensation cost charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Operating, general and administrative expenses
Stock options expense	$2,306	$3,405	$4,804	$6,989
Employee stock purchase plan expense	271	206	528	581
Restricted stock expense	3,054	2,626	3,531	4,903

Total compensation cost	$5,631	$6,237	$8,863	$12,473

Income tax benefit	$1,889	$1,881	$2,991	$4,529

     As of July 30, 2006, there was $48,679,000 of total unrecognized compensation cost related to stock-based compensation. That cost is expected to be recognized over a weighted average period of 2.8 years.
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

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Dividend yield	0.48%	0.45%	0.48%	0.45%
Expected volatility	34.0%	35.1%	34.7%	35.0%
Risk-free interest rate	5.14%	3.41%	4.63%	3.43%
Forfeiture rate	14.7%	13.0%	14.7%	13.0%
Expected lives	4.8 years	7.0 years	4.6 years	7.0 years
Vesting Periods	4 years	4 years	4 years	4 years
Term	7 years	10 years	7 or 10 years	10 years
Weighted average fair value	$8.65	$12.79	$8.60	$12.06
     During the thirteen weeks ended April 30, 2006, the Company revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
     The Company has an employee stock purchase plan that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates. The Company recognized $271,000 and $528,000 in expense for the thirteen and twenty-six weeks ended July 30, 2006, respectively, for anticipated employee stock purchases. The Company estimated the fair value of the anticipated employee stock purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected market price, shares to be purchased, volatility and lives. Actual share purchases and value of purchases could vary significantly from the results of the calculations.
     The Company awarded shares of restricted stock as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Restricted stock shares awarded	66,000	49,000	940,000	941,000
Weighted average fair value per share	$25.40	$30.60	$24.25	$30.03
     Restricted stock is amortized ratably by a charge to income over the four-year term of the restricted stock awards. During the thirteen weeks ended July 30, 2006, the Company’s restricted stock expense was reduced by $779,000 related to higher forfeiture activity. During the twenty-six weeks ended July 30, 2006, the Company’s restricted stock expense was reduced by $4,030,000 related to higher forfeiture activity and changes in assumptions.
NOTE 3 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of service marks and trademarks that have an estimated useful life of 10 to 15 years. The service marks and trademarks have zero residual value. Changes in the carrying amount for the twenty-six weeks ended July 30, 2006 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, January 29, 2006	$3,749	$(2,144)	$1,605
Changes	9	(136)	(127)
Write-off	(82)	78	(4)

Balance, July 30, 2006	$3,676	$(2,202)	$1,474

     Amortization expense for the intangible assets was $127,000 during the twenty-six weeks ended July 30, 2006. The Company estimates the amortization expense to be approximately $127,000 for the remainder of the year. For fiscal years 2007 through 2011, the Company estimates the amortization expense will be approximately $253,000 each year.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
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

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Opening balance	$9,304	$10,235	$9,604	$9,141
Charges, net	(265)	1,422	399	3,282
Payments, net	(964)	(1,425)	(1,928)	(2,191)

Ending balance	$8,075	$10,232	$8,075	$10,232

     The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. The Company records charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment. During the thirteen weeks ended July 30, 2006, the Company determined that a previously established closed store liability was no longer probable and therefore reversed the reserve of $489,000.
NOTE 5 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $(128,000) and $(62,000) for the thirteen weeks ended July 30, 2006 and July 31, 2005, respectively, and $258,000 and $(357,000) for the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively.
NOTE 6 — EARNINGS PER SHARE:
     Earnings per share is calculated in accordance with SFAS No. 128, “Earnings per Share.” The Company calculates basic earnings per share by dividing net income by the weighted average of common shares outstanding during each period. Diluted earnings per share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon the exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during each period.
     A reconciliation of the basic and diluted earnings per share calculations for the thirteen and twenty-six weeks ended July 30, 2006 and July 31, 2005 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Net income	$34,630	$35,745	$76,394	$80,454

Weighted average shares — Basic	137,667	141,917	137,558	142,304
Effect of dilutive securities:
Options and restricted stock	3,570	5,182	3,605	5,335

Weighted average shares — Diluted	141,237	147,099	141,163	147,639

Earnings per common share:
Basic	$0.25	$0.25	$0.56	$0.57

Diluted	$0.25	$0.24	$0.54	$0.54

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Certain stock-based compensation awards representing 1,885,000 and 208,000 shares of common stock in the thirteen weeks ended July 30, 2006 and July 31, 2005, respectively, and 1,865,000 and 957,000 shares of common stock in the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively, were outstanding but not included in the calculation of diluted earnings per share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 7 — EQUITY:
     Share Repurchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. In August 2006, the Board of Directors authorized a $142,000,000 increase to the current share repurchase program to increase the remaining repurchase capacity to $250,000,000 and extended the term of the program to August 9, 2007.
     The Company did not purchase any shares of common stock during the thirteen weeks ended July 30, 2006. During the twenty-six weeks ended July 30, 2006, the Company purchased 62,500 shares of its common stock for approximately $1,735,000.
     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
NOTE 8 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the twenty-six weeks ended July 30, 2006 and July 31, 2005, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 30, 2006	July 31, 2005
Interest paid	$17,911	$15,502
Income taxes paid, net of refunds	$85,512	$59,034
Assets acquired using capital lease obligations	$57,638	$48,610
Assets acquired using other current liabilities	$10,796	$8,663
Dividends declared but unpaid	$4,205	$4,324
NOTE 9 — INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, MMI, operates full-service veterinary hospitals and wellness hospitals inside 550 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). The Company’s investment consists of common and convertible preferred stock. As of July 30, 2006, the Company owned approximately 16.8% of the voting stock and approximately 36.3% of the combined voting and non-voting stock of MMIH.
     The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company recognizes occupancy costs as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of approximately $7,074,000 and $6,406,000 during the twenty-six weeks ended July 30, 2006 and July 31, 2005, respectively. The Company also charges MMI for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $2,210,000 and $5,379,000 at July 30, 2006 and January 29, 2006, respectively, and were included in receivables in the accompanying Condensed Consolidated Balance Sheets.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     In addition, the Company has a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. As of July 30, 2006, the Company has a payable to MMI of $1,948,000 that is included in other current liabilities in the Condensed Consolidated Balance Sheets as a result of the activity from this agreement.
NOTE 10 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In June 2005, the FASB issued Emerging Issues Task Force, or EITF, No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The Company adopted EITF No. 05-6 in the thirteen weeks ended July 31, 2005, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
     In August 2005, the FASB issued FASB Interpretation, or FIN, No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information available to reasonably estimate the fair value of an asset retirement obligation. The Company adopted FIN No. 47 in the thirteen weeks ended January 29, 2006, and the adoption did not have a material impact on the Company’s condensed consolidated financial statements.
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN No. 48 to determine its impact on the Company’s condensed consolidated financial statements.
NOTE 11 — LITIGATION AND SETTLEMENTS:
     In the thirteen weeks ended April 30, 2006, the Company recognized a $2,800,000 expense, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, to establish a reserve for an on-going legal proceeding.
     The Company is involved in the defense of various other legal proceedings that it does not believe are material to its financial position or results of operations.
     The Company recognized an $8,500,000 pretax gain, net of legal costs, from a legal settlement in the thirteen weeks ended May 1, 2005, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 12 — COMMITMENTS AND CONTINGENCIES:
     Guarantees
     The following is a summary of agreements the Company has determined are within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of July 30, 2006, except as noted below.

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
     Letters of Credit
     As of July 30, 2006, a total of $53,681,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Tax Contingencies
     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At July 30, 2006, the Company had an accrual for income tax contingencies of approximately $14,176,000. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed, generally as a reduction of income tax expense in the period the determination is made. When the Company adopts FIN 48, discussed in Note 10 above, a change to the accrual for income tax contingencies is likely.
     Lease Contingencies
     In 1998, the Company entered into an operating lease agreement with respect to a pool of 11 properties. Under the agreement, in year ten of the lease, the Company must elect to cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term.
     The decision date for each property is January 2007 with any payment under these options to occur in January 2008. The Company is currently evaluating its options under the lease agreement to determine the impact on its condensed consolidated financial statements.
     Purchase Commitment
     As of July 30, 2006, the Company had obligations of approximately $1,858,000 to purchase certain advertising during the remainder of fiscal 2006.
NOTE 13 — Income Taxes:
     During the thirteen weeks ended July 30, 2006, the Company settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue the Company raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3,389,000. In addition, during the second quarter of fiscal 2006, the Company wrote off state deferred tax assets due to new state legislation, resulting in an additional tax expense of $870,000. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income in the thirteen weeks ended July 30, 2006.
     The Company does not adjust deferred tax assets as part of its interim income tax provision. During the interim periods, the Company recognizes the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred tax assets is likely to occur in the last quarter of fiscal 2006.
NOTE 14 — Credit Facilities:
     The Company has an available credit facility of $125,000,000, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. The Company is subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also provides the Company the ability to issue letters of credit, which reduce the amount available under the credit facility.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of July 30, 2006, there were no borrowings or letter of credit issuances under the credit facility.
     On June 30, 2006, the Company amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65,000,000. This letter of credit facility expires on June 30, 2009, and the Company is subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, the Company is required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of July 30, 2006, the Company had $53,681,000 in outstanding letters of credit under this stand-alone letter of credit facility. As of July 30, 2006, the Company had $63,500,000 of restricted cash and short-term investments, including $25,000,000 in Auction Rate Securities on deposit with the lenders in connection with the outstanding letters of credit under this facility. The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility permits the payments of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the credit facility. As of July 30, 2006, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property.
NOTE 15 — Subsequent Event:
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. In August 2006, the Board of Directors authorized a $142,000,000 increase to the current share repurchase program to increase the remaining repurchase capacity to $250,000,000 and extended the term of the program to August 9, 2007.

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
Overview
     In fiscal 2005, we generated sales of $3.8 billion, making PetSmart the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of Total Lifetime Caresm for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service. We are focused on improving and expanding our distribution capabilities, implementing new management information systems, reformatting our stores around the needs of our customers, developing our pet services business, educating our associates and promoting a culture of customer service.
     We opened 21 net new stores in the second quarter of fiscal 2006 and, as of July 30, 2006, operated 863 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet and carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 12,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
     We complement our strong product assortment with a selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. We made full-service veterinary care available in 562 of our stores as of July 30, 2006. Medical Management International, Inc., or MMI, a third party operator of veterinary hospitals, operated 550 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third parties.
     Our PetPerks loyalty program allows us to understand the needs of our customers and target offers directly to them. We also reach customers through our direct marketing channels, including PetSmart.com, our pet e-commerce site, StateLineTack.com, our equine e-commerce site and an equine catalog.
Executive Summary
•	Diluted earnings per common share were $0.25, on net income of $34.6 million, for the second quarter of fiscal 2006, compared to diluted earnings per common share of $0.24 on net income of $35.7 million for the second quarter of fiscal 2005. Diluted earnings per common share were $0.54 for the first half of fiscal 2006 and 2005.

•	Net sales increased 13.5% to $1.0 billion for the second quarter of fiscal 2006 compared to $899.1 million for the second quarter of fiscal 2005. Net sales increased 12.8% to $2.0 billion for the first half of fiscal 2006 compared to $1.8 billion for the first half of fiscal 2005.

•	We added 21 net new stores during the second quarter of fiscal 2006 and 37 net new stores for the first half of fiscal 2006. As of July 30, 2006, we operated 863 stores. We also opened three new in-store PetsHotels during the second quarter of fiscal 2006. We expect to open 45 to 48 net new stores, 15 net new PetsHotels and one Doggie Day Camp during the remainder of fiscal 2006.

•	Comparable store sales, or sales in stores open at least a year, increased 4.9% for the second quarter of fiscal 2006 and 4.3% for the first half of fiscal 2006. We anticipate same store sales growth in the mid-single digits for the third quarter of fiscal 2006 and for all of fiscal 2006.

•	Services sales increased 28.0% to $98.1 million for the second quarter of fiscal 2006, representing 9.6% of net sales, compared to 8.5% of net sales for the second quarter of fiscal 2005. Services sales were $188.4 million for the first half of fiscal 2006, an increase of 27.4% compared to the first half of fiscal 2005.

•	Gross margins decreased 147 basis points for the second quarter of fiscal 2006 compared to the second quarter of fiscal 2005 and decreased 87 basis points for the first half of fiscal 2006 compared to the first half of fiscal 2005.

•	Operating, general and administrative expenses were 23.8% of net sales in the second quarter of fiscal 2006, compared to 24.5% for the second quarter of fiscal 2005. Operating, general and administrative expenses were 23.5% of net sales for the first half of fiscal 2006, compared to 23.4% for the first half of fiscal 2005.

•	We have decided to accelerate several initiatives originally planned for fiscal 2007 and 2008 into 2006. This is expected to add approximately $7 million in expense and $18 million to $20 million in capital spending in the second half of fiscal 2006.

•	Capital expenditures for the first half of fiscal 2006 were $91.5 million, and we anticipate spending between $220 million and $250 million for capital expenditures in all of fiscal 2006.

•	During the first half of fiscal 2006, we purchased 62,500 shares of our common stock for approximately $1.7 million. During each of the first two quarters of fiscal 2006, we declared cash dividends totaling $0.03 per share.

•	In August 2006, our Board of Directors authorized a $142 million increase to our share repurchase program to increase the remaining repurchase capacity to $250 million and extended the term of the program to August 9, 2007.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.
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
     As of July 30, 2006 and January 29, 2006, we had inventory valuation reserves of $14.7 million and $14.3 million, respectively.
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
     As of July 30, 2006 and January 29, 2006, we had 21 and 19 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. In addition to the stores under sublease agreements as of July 30, 2006, we have assumed that three stores will have sublease income in future periods, which represents a $1.3 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.4 million. For the first half of fiscal 2006 and 2005, we closed five and five stores, respectively. The closed store reserves were as follows (in thousands):

	July 30,	January 29,
	2006	2006
Total remaining gross occupancy costs	$43,541	$47,485
Less:
Expected gross sublease income	(33,932)	(36,002)
Interest costs	(1,534)	(1,879)

Closed store reserve	$8,075	$9,604

Insurance Liabilities and Reserves
     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.2 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies, we retain an initial risk of loss of $0.5 million for each policy per occurrence. We establish reserves for losses based on semi-annual independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of July 30, 2006 and January 29, 2006, we had approximately $66.0 million and $54.2 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at July 30, 2006 and January 29, 2006 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based on our view of the likely outcomes of current and future audits. We adjust our accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At July 30, 2006, we had an accrual for income tax contingencies of $14.2 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.
     In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating FIN No. 48 to determine its impact on our condensed consolidated financial statements.
     We do not adjust deferred tax assets as part of our interim income tax provision. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred tax assets is likely to occur in the last quarter of fiscal 2006.
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

Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income, unless otherwise indicated:

	Quarter Ended		First Half Ended
	July 30, 2006	July 31, 2005	July 30, 2006	July 31, 2005
Statements of Operations and Comprehensive Income Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1	68.7	69.7	68.9

Gross profit	29.9	31.3	30.3	31.1
Operating, general and administrative expenses	23.8	24.5	23.5	23.4

Operating income	6.1	6.8	6.7	7.7
Interest income	0.4	0.3	0.3	0.3
Interest expense	(1.3)	(0.8)	(1.1)	(0.8)

Income before income tax expense	5.2	6.3	5.9	7.1
Income tax expense	1.8	2.3	2.2	2.7

Net income	3.4%	4.0%	3.8%	4.5%

Second Quarter of Fiscal 2006 Compared with the Second Quarter of Fiscal 2005
Net Sales
     Net sales increased $121.5 million, or 13.5%, to $1.0 billion for the second quarter of fiscal 2006, compared to $899.1 million for the second quarter of fiscal 2005. The sales increase was primarily due to 106 net new stores added since July 31, 2005 and a 4.9% increase in comparable store sales for the second quarter of fiscal 2006.
     Services sales, which are included in the net sales amount discussed above, and include grooming, pet training, PetsHotel and Doggie Day Camp operations, increased by 28.0%, or $21.4 million, to $98.1 million.
Gross Profit
     Gross profit decreased to 29.9% of net sales for the second quarter of fiscal 2006 from 31.3% for the second quarter of fiscal 2005. We incurred approximately $1.8 million additional expense as well as a shift in mix from higher-margin hard goods towards consumables as we worked through an unplanned re-racking project in our Phoenix distribution center. In addition to the labor and materials costs incurred, the project disrupted operations and created hard goods out-of-stock levels in certain stores. Also contributing to the gross profit percentage decline was a revision of our early pay discounts recognition policy. Historically, discounts were recognized as they were taken against payments. Under our revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold resulting in a $3.9 million charge in the second quarter of fiscal 2006. We do not anticipate this recognition policy change will have a material impact on results of operations in future quarters.
     In addition, we experienced increases in occupancy costs related to the large number of new store openings and higher energy prices impacting utilities expense. We also experienced increased shrink expense as we increased fish inventory levels and experienced higher losses. In addition, we experienced higher redemptions of promotional offers in our PetPerks program, which negatively impact gross profit rate but help to increase overall gross profit dollars through increased sales and spending per pet. We expect to see some continuing impact of the distribution center issues, and increased shrink expense, as well as increased occupancy as a percentage of net sales and higher PetPerks redemptions in the third quarter of fiscal 2006.
     Services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales, but services generate higher operating margins than product sales.
     These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives as well as lower freight expense as a percentage of sales due to a reduction in miles driven as a result of our new Illinois distribution center and better truck space utilization that more than offset increases in fuel prices. In addition, we experienced an increase in overhead costs capitalized in inventory.

Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 23.8% of net sales for the second quarter of fiscal 2006 and 24.5% of net sales for the second quarter of fiscal 2005. The percentage decline is primarily due to lower payroll and related expenses, advertising and expenses related to store closures as a percentage of net sales; partially offset by an increase in professional fees.
     Payroll and related expenses declined as a percentage of net sales due to headcount reductions which occurred at the end of the third quarter of fiscal 2005, to expense control in both our stores and headquarters and to increases in services sales, for which the related payroll is recorded as cost of sales rather than operating, general and administrative expenses. In addition, favorable results were experienced in medical insurance expense, resulting from lower claims and actuarial assessments, partially offset by increases in worker’s compensation expenses. Stock compensation expense also decreased, reflecting an adjustment to the forfeiture rate primarily related to restricted stock and a lower valuation on option and restricted stock grants. We experienced advertising expense reductions primarily attributable to the timing of advertising campaigns. Expenses related to store closures decreased due to the reversal of a reserve for a previously established closed store liability which we determined was no longer probable during the second quarter of fiscal 2006 and due to the timing of store closures; as we experienced one closure in the second quarter of fiscal 2006 as compared to three closures in the second quarter of fiscal 2005.
     These expense reductions were partially offset by increased professional fees, including approximately $2.9 million in expenses incurred related to the review of a potential acquisition we ultimately chose not to pursue and expenses incurred related to supply chain improvement initiatives.
     We have decided to accelerate several initiatives originally planned for fiscal 2007 and 2008 into 2006. We anticipate this will add approximately $7 million of incremental expense in the second half of fiscal 2006. We also have one unplanned store closure for the second half of fiscal 2006 which we anticipate will add approximately $3 million of incremental expense.
Interest Income
     Interest income, which results primarily from our short-term investments, was $3.7 million for the second quarter of fiscal 2006, compared to $2.7 million in the second quarter of fiscal 2005 due to higher investment balances and higher rates of return.
Interest Expense
     Interest expense increased to $13.1 million for the second quarter of fiscal 2006 from $7.3 million for the second quarter of fiscal 2005. The increase was primarily due to an increase in capital lease obligations and included an adjustment related to the modification of terms for several leases.
Income Tax Expense
     In the second quarter of fiscal 2006, the $18.0 million income tax expense represents an effective rate of 34.2%, compared with the second quarter of fiscal 2005 income tax expense of $20.8 million, which represents an effective tax rate of 36.8%.
     During the second quarter of fiscal 2006, the Company settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue the Company raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the second quarter of fiscal 2006, the Company wrote off state deferred tax assets due to new state legislation, resulting in an additional tax expense of $0.9 million. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income in the second quarter of fiscal 2006.
First Half of Fiscal 2006 Compared with the First Half of Fiscal 2005
Net Sales
     Net sales increased $229.9 million, or 12.8%, to $2.0 billion for the first half of fiscal 2006, compared to $1.8 billion for the first half of fiscal 2005. The sales increase was primarily due to 106 net new stores added since July 31, 2005 and a 4.3% increase in comparable store sales for the first half of fiscal 2006.

     Services sales, which are included in the net sales amount discussed above, increased by 27.4%, or $40.5 million, to $188.4 million.
Gross Profit
     Gross profit decreased to 30.3% of net sales for the first half of fiscal 2006 from 31.1% for the first half of fiscal 2005. As discussed in the comparison of the second quarter of fiscal 2006 with the second quarter of fiscal 2005, several factors contributed to an overall net decline in gross profit percentage between comparable periods. Those factors also contributed to the net gross profit percentage decline for the first half of fiscal 2006 as compared to the first half of fiscal 2005. These factors include the unplanned re-racking project in our Phoenix distribution center, related hard-goods out of stocks in certain stores and a shift in mix from higher-margin hard-goods towards consumables, revision of early pay discount recognition policy, increased occupancy, higher energy prices and higher redemptions of PetPerks promotional offers.
     Services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales, but services generate higher operating margins than product sales.
     These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives as well as lower freight expense as a percentage of sales due to a reduction in miles driven as a result of our new distribution center and better truck space utilization that more than offset increases in fuel prices. In addition, we experienced an increase in overhead costs capitalized in inventory.
Operating, General and Administrative Expenses
     Operating, general and administrative expenses increased as a percentage of net sales to 23.5% for the first half of fiscal 2006 from 23.4% for the first half of fiscal 2005. The percentage increase is primarily due to increases in expenses related to professional fees and legal settlements; offset by decreases in payroll and related expenses, advertising and store closure expenses as a percentage of net sales.
     Professional fees increased as a percentage of net sales as a result of expenses incurred to improve systems, supply chain and in-stock levels and the review of a potential acquisition we ultimately chose not to pursue.
     Net expenses resulting from legal settlements reflected a year-over-year increase. The first half of fiscal 2006 included a $2.8 million expense to accrue for an ongoing legal proceeding. The first half of fiscal 2005 included an $8.5 million reduction in expense from a legal settlement gain.
     Payroll and related expenses declined as a percentage of net sales due to headcount reductions which occurred at the end of the third quarter of fiscal 2005, expense control in both our stores and headquarters and increases in services sales, for which the related payroll is recorded as cost of sales rather than operating, general and administrative expenses. Stock compensation expense decreased as a result of an adjustment to the forfeiture rate primarily related to restricted stock and a lower valuation on option and restricted stock grants. We also experienced favorable results in medical insurance expense resulting from lower claims volume and actuarial assessments. Advertising expense, while slightly higher in total expense incurred between periods, decreased as a percentage of net sales due to the timing of advertising campaigns. Store closure expense decreased primarily as a result of a lower cost per store for stores closed in the first half of 2006 compared to the first half of 2005 due to closing stores with fewer years remaining in their lease terms.
Interest Income
     Interest income, which results primarily from our short-term investments, was $5.8 million for the first half of fiscal 2006, compared to $4.8 million in the first half of fiscal 2005 due to higher investment balances and higher rates of return.
Interest Expense
     Interest expense increased to $21.8 million for the first half of fiscal 2006 from $14.9 million for the first half of fiscal 2005. The increase was primarily due to an increase in capital lease obligations and included an adjustment related to the modification of terms for several leases.
Income Tax Expense
     In the first half of fiscal 2006, the $44.2 million income tax expense represents an effective rate of 36.7%, compared with the first half of fiscal 2005 income tax expense of $48.4 million, which represents an effective tax rate of 37.6%. Income tax expense for the first half of fiscal 2005 included a benefit related to the $8.5 million legal settlement. A portion of the settlement gain was offset by capital loss carryforwards.
     During the first half of fiscal 2006, the Company settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue the Company raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the first half of fiscal 2006, the Company wrote off state deferred tax assets due to new state legislation, resulting in an additional tax expense of $0.9 million. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income in the first half of fiscal 2006.
Liquidity and Capital Resources
Cash Flow and Balance Sheet Data
     The following table represents our cash and cash equivalents, restricted cash and short-term investments (in thousands):

	July 30,	January 29,
	2006	2006
Cash and cash equivalents	$105,816	$110,415
Short-term investments	221,150	219,900
Restricted cash and short-term investments	63,500	—

Total	$390,466	$330,315

     We manage our cash, cash equivalents, short-term investments and restricted cash and short-term investments in order to fund operating requirements. Cash and cash equivalents decreased $4.6 million to $105.8 million in the first half of fiscal 2006. Short-term investments increased $1.3 million to $221.2 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term investments. Restricted cash and short-term investments, including $25.0 million in ARS, represents funds used to guarantee our letters of credit under our letter of credit facility that was established during the second quarter of fiscal 2006.
     Cash provided by operating activities increased $9.6 million to $163.6 million in the first half of fiscal 2006, compared with $154.0 million in the first half of fiscal 2005. The difference was primarily due to changes in cash provided or used by other current liabilities, prepaid expenses and other current assets and inventory. The change in other current liabilities and prepaid expenses and other current assets was primarily due to a difference in the timing of estimated tax payments between the quarters.
     Cash provided by operating activities was generated primarily by net income of $76.4 million, non-cash depreciation and amortization of $76.8 million and stock-based compensation expenses of $8.9 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $415.6 million at July 30, 2006 compared to $399.4 million at January 29, 2006. Our inventory increase was primarily due to the addition of 37 net new stores. Accounts payable increased $21.7 million as a result of the increased inventory levels and the timing of payments. Other current liabilities decreased $16.1 million as a result of the timing of income tax and freight payments offset by an increase in accrued purchases for property and equipment.
     Our primary long-term capital requirements consist of opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel and Doggie Day Camp construction costs, distribution center expansion and other expenditures to support our growth plans and initiatives. During the first half of fiscal 2006, we used $91.5 million in cash for capital expenditures, compared with $70.0 million for the first half of fiscal 2005. The expenditures during the first half of fiscal 2006 were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment in our distribution centers.
     Net cash used in financing activities for the first half of fiscal 2006 was $13.3 million, which is comprised primarily of $8.6 million for payments on capital lease obligations, $8.4 million for dividends, $1.7 million for the purchase of treasury stock and a $5.4 million decrease in our bank overdraft position, offset by $10.9 million in proceeds and tax benefits from stock issued under our equity incentive plans. Net cash used in financing activities for the first half of fiscal 2005 was $85.0 million. The primary difference between the first half of fiscal 2005 and the first half of fiscal 2006 was a change in the amount of treasury stock purchased.

Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 42 new stores in the first half of fiscal 2006 and closed five stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $220 million and $250 million for fiscal 2006, based on our current plan to open 93 to 96 new stores (82 to 85 net of closures) and 31 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in fiscal 2007, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to roll out our store refresh program. Also included in the expected spending is the acceleration of certain initiatives originally planned for fiscal 2007 and 2008 into fiscal 2006.
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
Credit Facility
     We have an available credit facility of $125.0 million, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also provides us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of July 30, 2006, there were no borrowings or letter of credit issuances under the credit facility.
     On June 30, 2006, we amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65.0 million. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of July 30, 2006, we had $53.7 million in outstanding letters of credit under this stand-alone letter of credit facility. As of July 30, 2006, we had $63.5 million of restricted cash and short-term investments, including $25.0 million in ARS on deposit with the lenders in connection with the outstanding letters of credit under this facility. We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility permits the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility. As of July 30, 2006, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default.
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006

Common Stock Repurchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the repurchase program by $142 million, to bring the remaining purchase capacity under the program to $250 million and extended the program to August 9, 2007.
     During the second quarter of fiscal 2006, we did not purchase shares of our common stock. During the first half of fiscal 2006, we purchased 62,500 shares of our common stock for approximately $1.7 million.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals inside 550 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. As of July 30, 2006, we owned approximately 16.8% of the voting stock and approximately 36.3% of the combined voting and non-voting stock of MMIH.
     We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $7.1 million and $6.4 million in the first half of fiscal 2006 and 2005, respectively. We also charge MMI for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $2.2 million and $5.4 million at July 30, 2006 and January 29, 2006, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets. As of July 30, 2006, we also have a $1.9 million payable to MMI included in other current liabilities in the Condensed Consolidated Balance Sheets as a result of activity under a merchandising agreement.
Seasonality and Inflation
     Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses could fluctuate from quarter-to-quarter in a fiscal year. Sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store openings and related preopening costs, the amount of revenue contributed by new and existing stores and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.
     Our results of operations and financial position are presented based upon historical costs. Although we cannot accurately anticipate the effect of inflation on our operations, we do not believe inflation is likely to materially impact our net sales or results of operations.
Recent Accounting Pronouncements
     In June 2005, the FASB issued Emerging Issues Task Force, or EITF, No. 05-6, “Determining the Amortization Period for Leasehold Improvements.” EITF No. 05-6 addresses the amortization period for leasehold improvements in operating leases that are either (a) placed in service significantly after and not contemplated at or near the beginning of the initial lease term or (b) acquired in a business combination. EITF No. 05-6 is effective for leasehold improvements that are purchased or acquired in reporting periods beginning after June 29, 2005. The adoption of EITF No. 05-6 in the second quarter of fiscal 2005 did not have a material impact on our condensed consolidated financial statements.
     In August 2005, the FASB issued FIN No. 47, “Accounting for Conditional Asset Retirement Obligations,” which is an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations.” FIN No. 47 clarifies terminology within SFAS No. 143 and requires recognition of a liability for the fair value of a conditional asset retirement obligation when incurred if the liability’s fair value can be reasonably estimated. FIN No. 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. We adopted FIN No. 47 in the fourth quarter of fiscal 2005, and the adoption did not have a material impact on our consolidated financial statements.
     In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating FIN No. 48 to determine its impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At July 30, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2006. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of our Annual Report on Form 10-K for the year ended January 29, 2006.
Energy Costs
     Increased fuel prices have negatively impacted our results of operations during the first half of fiscal 2006. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over the same period of fiscal 2005. In addition, utilities costs have increased between the periods.
Foreign Currency Risk
     Our Canadian subsidiary operates 33 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $61.7 million, or 3.0%, of our net sales for the first half of fiscal 2006 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded within cost of sales or operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction. The net transaction gains and losses were not material in the first half of fiscal 2006 and 2005.
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during fiscal 2005 or in the first half of fiscal 2006.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 30, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 30, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     We are involved in the defense of various legal proceedings that we do not believe are material to our business.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     During the second quarter of fiscal 2006, we did not repurchase shares of our common stock.
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the repurchase program by $142 million, to bring the remaining purchase capacity under the program to $250 million and extended the term of the program to August 9, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2006 Annual Meeting of Stockholders was held on June 22, 2006. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:
1)	To elect four Directors to hold office until the 2009 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Rita V. Foley	124,907,174	1,060,421
Joseph S. Hardin, Jr.	125,622,968	344,627
Amin I. Khalifa	125,332,512	635,083
Ronald Kirk	125,635,494	332,101
2)	To elect a Director to hold office until the 2007 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Rakesh Gangwal	124,837,201	1,130,394
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Barbara A. Munder, Thomas G. Stemberg, Jeffery W. Yabuki, Lawrence A. Del Santo, Philip L. Francis, Gregory P. Josefowicz and Richard K. Lochridge.
3)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending January 28, 2007:

Votes for	Votes against	Abstain
125,232,696	653,322	82,576

4)	To approve our 2006 Equity Incentive Plan, an amendment and restatement of our stockholder approved 2003 Equity Incentive Plan, and our non-stockholder approved 1997 Equity Incentive Plan, to create a single comprehensive stockholder approved plan:

Votes for	Votes against	Abstain
79,181,578	32,521,532	136,219
Item 5. Other Information
     None.
Item 6. Exhibits
(a) Exhibits

Exhibit 10.1(1)	2006 Equity Incentive Plan.

Exhibit 10.2(1)	Form of Nonstatutory Stock Option Agreement for 2006 Equity Incentive Plan

Exhibit 10.3(1)	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan.

Exhibit 10.21(2)	Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.

Exhibit 10.22(2)	First Amendment to Amended and Restated Credit Agreement and Security Agreements, dated June 30, 2006, among PetSmart, Inc., PetSmart Store Support Group, Inc., the lenders party thereto, Bank of America, N.A., as Issuing Bank, Fleet Retail Group, LLC, as Administrative Agent and Collateral Agent, Wachovia Capital Finance Corporation (Western), as Co-Agent, and solely for purposes of Section 11 thereof, Authority Pet Food Company, Pacific Coast Distributing, Inc., Petstuff Canada (USA) Holdings, Inc., Petstuff Nova Scotia, Inc., Pet Wise Inc., 3003300 Nova Scotia Company, Petscard, LLC and PetSmart Leasing, Inc.

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the same numbered exhibit to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on June 28, 2006.

(2)	Incorporated by reference to the same numbered exhibit to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on July 3, 2006.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: September 5, 2006	PetSmart, Inc.,

/s/ Timothy E. Kullman

Timothy E. Kullman
Senior Vice President,
Chief Financial Officer
(Principal Financial Officer)

Date: September 5, 2006	/s/ Raymond L. Storck

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