Form 10-Q
period 2006-10-29
PETSMART INC
filed 2006-12-06
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended October 29, 2006
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
Common Stock, $.0001 Par Value, 135,709,559 Shares at November 20, 2006

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Corporation”) as of October 29, 2006, and the related condensed consolidated statements of operations and comprehensive income for the 13-week and 39-week periods ended October 29, 2006 and October 30, 2005, and of cash flows for the 39-week periods ended October 29, 2006 and October 30, 2005. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Deloitte & Touche LLP
Phoenix, Arizona
December 6, 2006

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	October 29,	January 29,
	2006	2006
ASSETS
Cash and cash equivalents	$124,252	$110,415
Short-term investments	45,700	219,900
Restricted cash and short-term investments	63,500	—
Receivables, net	30,167	36,902
Merchandise inventories	509,562	399,413
Deferred income taxes	26,053	26,254
Prepaid expenses and other current assets	52,725	47,612

Total current assets	851,959	840,496

Property and equipment, net	1,010,342	857,658
Long-term investments	37,777	33,667
Deferred income taxes	88,555	92,092
Goodwill	14,422	14,422
Intangible assets, net	1,446	1,605
Other noncurrent assets	25,767	23,751

Total assets	$2,030,268	$1,863,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$219,217	$155,424
Accrued payroll, bonus and employee benefits	110,322	103,827
Accrued occupancy expenses and deferred rents	46,647	42,425
Current maturities of capital lease obligations	17,059	12,559
Other current liabilities	160,456	148,495

Total current liabilities	553,701	462,730

Capital lease obligations	420,938	351,564
Deferred rents and other noncurrent liabilities	107,778	108,647

Total liabilities	1,082,417	922,941

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value, 625,000 shares authorized, 154,826 and 153,024 shares issued	15	15
Additional paid-in capital	1,005,555	970,664
Retained earnings	444,078	348,442
Accumulated other comprehensive income	2,091	1,606
Less: treasury stock, at cost, 19,004 and 14,047 shares	(503,888)	(379,977)

Total stockholders’ equity	947,851	940,750

Total liabilities and stockholders’ equity	$2,030,268	$1,863,691

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2006	2005	2006	2005
Net sales	$1,034,810	$907,663	$3,066,948	$2,709,910
Cost of sales	726,201	644,118	2,143,277	1,885,168

Gross profit	308,609	263,545	923,671	824,742

Operating, general and administrative expenses	252,147	212,906	730,548	635,172

Operating income	56,462	50,639	193,123	189,570

Interest income	3,083	2,039	8,873	6,809
Interest expense	(10,002)	(7,784)	(31,845)	(22,648)

Income before income tax expense	49,543	44,894	170,151	173,731
Income tax expense	17,815	13,761	62,029	62,144

Net income	31,728	31,133	108,122	111,587

Other comprehensive income (loss), net of income tax
Foreign currency translation adjustments	46	(47)	485	(416)

Comprehensive income	$31,774	$31,086	$108,607	$111,171

Earnings per common share:
Basic	$0.23	$0.22	$0.79	$0.79

Diluted	$0.23	$0.21	$0.77	$0.76

Weighted average shares outstanding:
Basic	135,041	140,525	136,719	141,684
Diluted	138,714	144,842	140,348	146,636

Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 29,	October 30,
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$108,122	$111,587
Depreciation and amortization	116,489	101,734
Loss on disposal of property and equipment	5,793	2,585
Stock-based compensation expense	14,125	18,171
Deferred income taxes	3,738	7,430
Tax benefits from tax deductions in excess of the compensation cost recognized	(3,071)	(10,879)
Non-cash interest expense	4,788	2,578
Changes in assets and liabilities:
Receivables, net	7,159	(284)
Merchandise inventories	(109,921)	(120,714)
Prepaid expenses and other current assets	(4,995)	(34,700)
Other noncurrent assets	(2,042)	(4,241)
Accounts payable	46,796	78,000
Accrued payroll, bonus and employee benefits	6,439	2,776
Accrued occupancy expenses and deferred rents	2,856	6,628
Other current liabilities	(21,661)	43,727
Deferred rents and other noncurrent liabilities	(890)	(869)

Net cash provided by operating activities	173,725	203,529

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale investments	(2,038,060)	(1,021,300)
Proceeds from sales of short-term available-for-sale investments	2,212,260	1,133,175
Increase in restricted cash and short-term investments	(63,500)	—
Cash paid for property and equipment	(158,415)	(126,024)
Proceeds from sales of property and equipment	1,183	201
Increase in equity investments	(4,110)	—

Net cash used in investing activities	(50,642)	(13,948)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	17,717	27,094
Cash paid for treasury stock	(121,651)	(208,564)
Cash paid for capital lease obligations	(13,355)	(7,144)
Increase in bank overdraft	16,489	9,999
Tax benefits from tax deductions in excess of the compensation cost recognized	3,071	10,879
Cash dividends paid to stockholders	(12,577)	(12,979)

Net cash used in financing activities	(110,306)	(180,715)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,060	1,302

INCREASE IN CASH AND CASH EQUIVALENTS	13,837	10,168

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	110,415	87,032

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$124,252	$97,200

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is North America’s leading provider of food, supplies, accessories and professional services for the lifetime needs of pets. As of October 29, 2006, the Company operated 887 retail stores. PetSmart offers a broad line of products for all the life stages of pets and is North America’s largest provider of pet services, which include professional grooming, pet training, boarding and day camp. PetSmart also offers pet and equine products through direct marketing channels including PetSmart.com, as well as an e-commerce site dedicated to equine products and an equine catalog. The Company made full-service veterinary care available in 598 of its stores as of October 29, 2006. Medical Management International, Inc., or MMI, a third-party operator of veterinary hospitals, operated 586 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 29, 2006 are not necessarily indicative of the results expected for the full year. The Company’s fiscal year ends on the Sunday nearest January 31, which results in a 2006 fiscal year end of January 28, 2007.
     For further information, refer to the consolidated financial statements and related consolidated footnotes for the fiscal year ended January 29, 2006, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on April 10, 2006.
NOTE 2 — STOCK-BASED COMPENSATION:
     The Company accounts for stock-based compensation under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 123(R), “Share-Based Payment.” The stock-based compensation cost charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Operating, general and administrative expenses Stock options expense	$2,083	$2,965	$6,887	$9,956
Employee stock purchase plan expense	524	291	1,052	872
Restricted stock expense	2,655	2,440	6,186	7,343

Total stock-based compensation cost	$5,262	$5,696	$14,125	$18,171

Income tax benefit	$1,694	$2,146	$4,685	$6,675

     As of October 29, 2006, there was $41,361,000 of total unrecognized stock-based compensation cost, net of forfeitures. The Company expects to recognize that cost over a weighted average period of 2.6 years.
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

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Dividend yield	0.48%	0.45%	0.48%	0.45%
Expected volatility	33.6%	36.1%	34.6%	35.0%
Risk-free interest rate	4.82%	4.06%	4.64%	4.59%
Forfeiture rate	14.7%	13.0%	14.7%	13.0%
Expected lives	4.9 years	6.5 years	4.6 years	6.9 years
Vesting Periods	4 years	4 years	4 years	4 years
Term	7 years	10 years	7 or 10 years	10 years
Weighted average fair value	$8.64	$10.04	$8.61	$11.99
     During the thirteen weeks ended April 30, 2006, the Company revised the estimated forfeiture rate for stock options. The resulting adjustment was not material and is included in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
     The Company has an employee stock purchase plan that enables essentially all employees to purchase the Company’s common stock on semi-annual offering dates. The Company recognized $524,000 and $1,052,000 in expense for actual and anticipated employee stock purchases for the thirteen and thirty-nine weeks ended October 29, 2006, respectively. The Company estimated the fair value of the anticipated employee stock purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected market price, shares to be purchased, volatility and lives. Actual share purchases and value of purchases could vary significantly from the results of the calculations.
     The Company awarded shares of restricted stock as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Restricted stock shares awarded	31,000	31,000	971,000	972,000
Weighted average fair value per share	$26.19	$24.53	$24.31	$29.82
     Restricted stock is amortized ratably by a charge to income over the four-year term of the restricted stock awards. During the thirteen weeks ended October 29, 2006, the Company’s restricted stock expense was reduced by $1,003,000 related to higher forfeiture activity. During the thirty-nine weeks ended October 29, 2006, the Company’s restricted stock expense was reduced by $5,034,000 related to higher forfeiture activity.
NOTE 3 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of service marks and trademarks that have an estimated useful life of 10 to 15 years. The service marks and trademarks have zero residual value. Changes in the carrying amount for the thirty-nine weeks ended October 29, 2006 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, January 29, 2006	$3,749	$(2,144)	$1,605
Changes	50	(205)	(155)
Write-off	(82)	78	(4)

Balance, October 29, 2006	$3,717	$(2,271)	$1,446

     Amortization expense for the intangible assets was $190,000 during the thirty-nine weeks ended October 29, 2006. The Company estimates the amortization expense to be approximately $63,000 for the remainder of the year. For fiscal years 2007 through 2011, the Company estimates the amortization expense will be approximately $253,000 each year.

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Opening balance	$8,075	$10,232	$9,604	$9,141
Charges, net	3,113	120	3,512	3,403
Payments, net	(574)	(835)	(2,502)	(3,027)

Ending balance	$10,614	$9,517	$10,614	$9,517

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
NOTE 5 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax (benefit) expense related to the foreign currency translation adjustments was $(114,000) and $81,000 for the thirteen weeks ended October 29, 2006 and October 30, 2005, respectively, and $144,000 and $(276,000) for the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively.
NOTE 6 — EARNINGS PER COMMON SHARE:
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
     A reconciliation of the basic and diluted earnings per common share calculations for the thirteen and thirty-nine weeks ended October 29, 2006 and October 30, 2005 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Net income	$31,728	$31,133	$108,122	$111,587

Weighted average shares — Basic	135,041	140,525	136,719	141,684
Effect of dilutive securities:
Options and restricted stock	3,673	4,317	3,629	4,952

Weighted average shares — Diluted	138,714	144,842	140,348	146,636

Earnings per common share:
Basic	$0.23	$0.22	$0.79	$0.79

Diluted	$0.23	$0.21	$0.77	$0.76

     Certain stock-based compensation awards representing 1,839,000 and 1,176,000 shares of common stock in the thirteen weeks ended October 29, 2006 and October 30, 2005, respectively, and 1,855,000 and 1,085,000 shares of common stock in the thirty-nine

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
weeks ended October 29, 2006 and October 30, 2005, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 7 — EQUITY:
     Share Repurchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the share purchase program by $141,700,000 to bring the share purchase capacity under the program to $250,000,000 and extended the term of the program to August 9, 2007.
     During the thirteen weeks ended October 29, 2006, the Company purchased 4,894,000 shares of its common stock for $122,176,000. During the thirty-nine weeks ended October 29, 2006, the Company purchased 4,957,000 shares of its common stock for $123,911,000.
     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
NOTE 8 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the thirty-nine weeks ended October 29, 2006 and October 30, 2005, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 29, 2006	October 30, 2005
Interest paid	$27,568	$21,122
Income taxes paid, net of refunds	$110,737	$64,775
Property and equipment acquired using capital lease obligations	$82,947	$97,047
Property and equipment acquired using other current liabilities	$34,255	$5,271
Common stock acquired with other current liabilities	$2,260	$—
Dividends declared but unpaid	$4,077	$4,224
NOTE 9 — INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, MMI, operates full-service veterinary hospitals and wellness hospitals inside 586 of the Company’s stores, under the name Banfield, The Pet Hospital (“Banfield”). The Company’s investment consists of common and convertible preferred stock. During the thirteen weeks ended October 29, 2006, the Company purchased an additional $4,110,000 of MMIH capital stock from certain MMIH shareholders, and as of October 29, 2006, the Company owned approximately 17.6% of the voting stock and approximately 37.0% of the combined voting and non-voting stock of MMIH.
     The Company charges MMI licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company recognizes occupancy costs as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of $13,874,000 and $10,754,000 during the thirty-nine weeks ended October 29, 2006 and October 30, 2005, respectively. The Company also charges MMI for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
operating expenses. Receivables from MMI totaled $4,318,000 and $5,379,000 at October 29, 2006 and January 29, 2006, respectively, and were included in receivables in the accompanying Condensed Consolidated Balance Sheets.
     In addition, the Company has a merchandising agreement with MMI and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. At October 29, 2006 and January 29, 2006, the Company had a payable to MMI of $142,000 and $1,197,000, respectively, which is included in other current liabilities in the Condensed Consolidated Balance Sheets as a result of the activity from this agreement.
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
     In September 2006, the Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company does not expect the application of SAB No. 108 in the fourth quarter of fiscal 2006 to have a material effect on its condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine its impact on the Company’s condensed consolidated financial statements.
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
NOTE 12 — COMMITMENTS AND CONTINGENCIES:
     Guarantees
     The following is a summary of agreements the Company has determined are within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company had no liabilities recorded for these agreements as of October 29, 2006, except as noted below.

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
     Letters of Credit
     As of October 29, 2006, a total of $53,605,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Tax Contingencies
     The Company accrues for potential income tax contingencies when it is probable that the Company has incurred a liability to a taxing authority and the amount of the contingency can be reasonably estimated, based upon management’s view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At October 29, 2006, the Company had an accrual for income tax contingencies of approximately $13,392,000. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. If the ultimate settlement amounts are less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the contingency is reversed, generally as a reduction of income tax expense in the period the determination is made. The Company is currently evaluating FIN No. 48, discussed in Note 10 above, to determine its impact on the Company’s tax contingencies.
     Lease Contingencies
     In December 1997, the Company entered into an operating lease agreement for a pool of 11 properties. Under the agreement, in year ten of the lease, the Company must elect to cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term.
     The decision date for each property is January 2007 with any payment under these options to occur in January 2008. The Company is currently evaluating its options under the lease agreement to determine the impact on its condensed consolidated financial statements.
     In May 1998, the Company entered into an additional operating lease agreement for a pool of eight properties. Under the agreement, in year ten of the lease, the Company must elect to cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term.
     The decision date for each property is May 2007 with any payment under these options to occur in May 2008. The Company is currently evaluating its options under the lease agreement to determine the impact on its condensed consolidated financial statements.
     Lease Commitments
     During the thirteen weeks ended July 30, 2006, the Company entered into lease agreements to expand its corporate offices. The expansion will be completed in fiscal 2008. Estimated lease payments for the expansion are $1,658,000 in fiscal 2008 and $3,618,000 annually subsequent to fiscal 2008.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
     Purchase Commitment
     As of October 29, 2006, the Company had obligations to purchase $5,428,000 and $4,988,000 of advertising during the remainder of fiscal 2006 and during fiscal 2007, respectively.
NOTE 13 — Income Taxes:
     During the thirteen weeks ended October 29, 2006, the Company recorded a reduction to income tax expense of approximately $1,239,000. The period of assessment, during which additional tax may be imposed for years prior to 2003, has expired for several jurisdictions. As a result, the Company has determined that approximately $1,239,000 of tax contingency reserves are no longer probable of assertion and has reduced them accordingly.
     During the thirteen weeks ended October 30, 2005, the Company recorded a reduction to income tax expense of $6,111,000. The period of assessment, during which additional tax may be imposed for years prior to 2002, expired for several jurisdictions. As a result, the Company determined that $6,503,000 of tax contingency reserves were no longer probable of assertion and reduced them accordingly, with $6,111,000 as a reduction in expense and approximately $392,000 as an increase to additional paid-in capital. The Company also recorded additional tax expense during the thirteen weeks ended October 30, 2005 of $2,314,000 resulting from a correction of its deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002.
     The Company does not adjust deferred tax assets as part of its interim income tax provision. During the interim periods, the Company recognizes the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred tax assets is likely to occur in the last quarter of fiscal 2006.
NOTE 14 — Credit Facilities:
     The Company has an available credit facility of $125,000,000, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. The Company is subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also gives the Company the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of October 29, 2006, there were no borrowings or letter of credit issuances under the credit facility.
     On June 30, 2006, the Company amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65,000,000. This letter of credit facility expires on June 30, 2009, and the Company is subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, the Company is required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of Auction Rate Securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of October 29, 2006, the Company had $53,605,000 in outstanding letters of credit under this stand-alone letter of credit facility. As of October 29, 2006, the Company had $63,500,000 of restricted cash and short-term investments, including $63,400,000 in Auction Rate Securities on deposit with the lenders in connection with the outstanding letters of credit under this facility. The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility permits the payments of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the credit facility. As of October 29, 2006, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property.

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
Overview
     In fiscal 2005, we generated sales of $3.8 billion, making PetSmart North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of Total Lifetime Caresm for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service. We are focused on improving and expanding our distribution capabilities, implementing new management information systems, reformatting our stores around the needs of our customers, developing our pet services business, educating our associates and promoting a culture of customer service.
     We opened 24 net new stores in the third quarter of fiscal 2006 and, as of October 29, 2006, operated 887 retail stores in North America. Our stores typically range in size from 19,000 to 27,000 square feet and carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 13,900 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
     We complement our strong product assortment with a selection of value-added pet services, including grooming, pet training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. We made full-service veterinary care available in 598 of our stores as of October 29, 2006. Medical Management International, Inc., or MMI, a third party operator of veterinary hospitals, operated 586 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third parties.
     Our PetPerks loyalty program allows us to understand the needs of our customers and target offers directly to them. We also reach customers through our direct marketing channels, including PetSmart.com, our pet e-commerce site, StateLineTack.com, our equine e-commerce site and an equine catalog.
Executive Summary
•	Diluted earnings per common share were $0.23, on net income of $31.7 million, for the third quarter of fiscal 2006, compared to diluted earnings per common share of $0.21 on net income of $31.1 million for the third quarter of fiscal 2005. Diluted earnings per common share were $0.77 and $0.76 for the first three quarters of fiscal 2006 and 2005, respectively.

•	Net sales increased 14.0% to $1.0 billion for the third quarter of fiscal 2006 compared to $907.7 million for the third quarter of fiscal 2005. Net sales increased 13.2% to $3.1 billion for the first three quarters of fiscal 2006 compared to $2.7 billion for the first three quarters of fiscal 2005.

•	We added 24 net new stores during the third quarter of fiscal 2006 and 61 net new stores for the first three quarters of fiscal 2006. As of October 29, 2006, we operated 887 stores. We also opened 9 new PetsHotels during the third quarter of fiscal 2006. We expect to open 22 net new stores and 5 new PetsHotels during the remainder of fiscal 2006.

•	Comparable store sales, or sales in stores open at least a year, increased 6.8% for the third quarter of fiscal 2006 and 5.1% for the first three quarters of fiscal 2006. We anticipate comparable store sales growth in the mid-single digits for the fourth quarter of fiscal 2006 and for all of fiscal 2006.

•	Services sales increased 25.7% to $89.9 million for the third quarter of fiscal 2006, representing 8.7% of net sales, compared to 7.9% of net sales for the third quarter of fiscal 2005. Services sales were $278.8 million for the first three quarters of fiscal 2006, an increase of 27.1% compared to the first three quarters of fiscal 2005.

•	Gross margins increased 79 basis points for the third quarter of fiscal 2006 compared to the third quarter of fiscal 2005 and decreased 32 basis points for the first three quarters of fiscal 2006 compared to the first three quarters of fiscal 2005.

•	Operating, general and administrative expenses were 24.4% of net sales in the third quarter of fiscal 2006, compared to 23.5% for the third quarter of fiscal 2005. Operating, general and administrative expenses were 23.8% of net sales for the first three quarters of fiscal 2006, compared to 23.4% for the first three quarters of fiscal 2005.

•	We accelerated several initiatives originally planned for fiscal 2007 and 2008 into 2006. This added approximately $3.5 million in expense and $13.4 in capital spending in the third quarter of fiscal 2006 and is expected to add approximately $3.5 million in expense and $6.0 million to $8.0 million in capital spending in the fourth quarter of fiscal 2006.

•	Capital expenditures for the first three quarters of fiscal 2006 were $192.7 million, including non-cash property and equipment acquired using other current liabilities, and we anticipate spending between $230 million and $250 million for capital expenditures in all of fiscal 2006.

•	During the first three quarters of fiscal 2006, we purchased 5.0 million shares of our common stock for approximately $123.9 million. During each of the first three quarters of fiscal 2006, we declared cash dividends totaling $0.03 per share.

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
     As of October 29, 2006 and January 29, 2006, we had inventory valuation reserves of $16.4 million and $14.3 million, respectively.
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

     As of October 29, 2006 and January 29, 2006, we had 24 and 19 stores included in our closed store reserve, of which 12 and 12 were under sublease agreements, respectively. In addition to the stores under sublease agreements as of October 29, 2006, we have assumed that four stores will have sublease income in future periods, which represents a $2.2 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.7 million. For the first three quarters of fiscal 2006 and 2005, we closed nine and six stores, respectively. The closed store reserves were as follows (in thousands):

	October 29,	January 29,
	2006	2006
Total remaining gross occupancy costs	$47,719	$47,485
Less:
Expected gross sublease income	(34,267)	(36,002)
Interest costs	(2,838)	(1,879)

Closed store reserve	$10,614	$9,604

     Insurance Liabilities and Reserves
     We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.3 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies, we retain an initial risk of loss of $0.5 million for each policy per occurrence. We establish reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of October 29, 2006 and January 29, 2006, we had approximately $65.8 million and $54.2 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
     Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at October 29, 2006 and January 29, 2006 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based on our view of the likely outcomes of current and future audits. We adjust our accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At October 29, 2006, we had an accrual for income tax contingencies of $13.4 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, we reverse the contingency as a reduction of income tax expense in the period the determination is made.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Quarter Ended		First Three Quarters Ended
	October 29, 2006	October 30, 2005	October 29, 2006	October 30, 2005
Statements of Operations and Comprehensive Income Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.2	71.0	69.9	69.6

Gross profit	29.8	29.0	30.1	30.4
Operating, general and administrative expenses	24.4	23.5	23.8	23.4

Operating income	5.5	5.6	6.3	7.0
Interest income	0.3	0.2	0.3	0.3
Interest expense	(1.0)	(0.9)	(1.0)	(0.8)

Income before income tax expense	4.8	4.9	5.5	6.4
Income tax expense	1.7	1.5	2.0	2.3

Net income	3.1%	3.4%	3.5%	4.1%

Third Quarter of Fiscal 2006 Compared with the Third Quarter of Fiscal 2005
     Net Sales
     Net sales increased $127.1 million, or 14.0%, to $1.0 billion for the third quarter of fiscal 2006, compared to $907.7 million for the third quarter of fiscal 2005. The sales increase was primarily due to 96 net new stores added since October 30, 2005 and a 6.8% increase in comparable store sales for the third quarter of fiscal 2006.
     Services sales, which are included in the net sales amount discussed above, and include grooming, pet training and PetsHotel operations, increased by 25.7%, or $18.4 million, to $89.9 million.
     Gross Profit
     Gross profit increased to 29.8% of net sales for the third quarter of fiscal 2006 from 29.0% for the third quarter of fiscal 2005. The percentage increase is primarily due to continued improvement in buying practices, including our ability to negotiate favorable terms with our vendors, and pricing initiatives. In addition, the third quarter of fiscal 2005 included inventory-related costs as a result of a charge to increase our obsolescence reserve by $3.6 million. Our relatively high revenue growth also allowed us to leverage fixed costs that are included in gross profit, and we also capitalized more costs into ending inventory.
     Several factors partially offset the listed increases in gross margin. Services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales as service related labor is included in cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income, but services generate higher operating margins than product sales. In addition, services margins decreased as a result of the larger number of new PetsHotels which have higher costs as a percentage of sales for the first several years. We also experienced higher redemptions of promotional offers in our PetPerks program, which negatively impact gross profit rate but help to increase overall gross profit dollars through increased sales and spending per pet. In addition, we recorded $1.9 million to complete a re-racking project in our Phoenix distribution center.
     We expect to see the continuing impact of the higher services and PetPerks redemptions in the fourth quarter of fiscal 2006.
Operating, General and Administrative Expenses

     Operating, general and administrative expenses were 24.4% of net sales for the third quarter of fiscal 2006 and 23.5% of net sales for the third quarter of fiscal 2005. The percentage increase was primarily due to an increase for associate bonus expense, the acceleration of several initiatives originally planned for fiscal 2007 and 2008 into 2006, an unplanned store closure and increased store expenses. This was offset by a decrease in advertising, depreciation, and general liability insurance expenses as a percentage of net sales.
     Associate bonus expense increased due to stronger financial and operational performance compared to the third quarter of last year. As previously reported, we accelerated several initiatives, which include strengthening our distribution processes, improving our information systems and investing in our associates and their education. This resulted in $3.5 million of expense in the third quarter, and we anticipate this will add approximately $3.5 million of incremental expense in the fourth quarter of fiscal 2006.
     We also had one unplanned store closure in the third quarter of fiscal 2006 that added approximately $2.8 million of incremental expense. In addition, our store expenses increased in the third quarter of fiscal 2006 as we prepared our stores for the holiday season.
     The increases were partially offset by a decrease in advertising expense compared to the third quarter of fiscal 2005 when we had increased expenses related to our “Mart to Smart” advertising initiative. In addition, we are allocating more of our fiscal 2006 marketing spending to promotional offers under our PetPerks program. The redemptions under these offers are recorded as a reduction to net sales. Depreciation expense decreased as a percentage of sales as several significant assets reached the end of their depreciable lives. In addition, general liability insurance expense was lower as we recorded an adjustment based on actuarial estimates.
     Interest Income
     Interest income, which results primarily from our short-term investments, was $3.1 million for the third quarter of fiscal 2006, compared to $2.0 million in the third quarter of fiscal 2005 due to higher rates of return.
     Interest Expense
     Interest expense increased to $10.0 million for the third quarter of fiscal 2006 from $7.8 million for the third quarter of fiscal 2005. The increase was primarily due to an increase in capital lease obligations.
     Income Tax Expense
     In the third quarter of fiscal 2006, the $17.8 million income tax expense represents an effective tax rate of 36.0%, compared with the third quarter of fiscal 2005 income tax expense of $13.8 million, which represents an effective tax rate of 30.7%. Income tax expense for the third quarter of fiscal 2005 included a $3.8 million net benefit related to adjustments primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves, partially offset by a correction to deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002. Similarly, the third quarter of fiscal 2006 included a $1.2 million net benefit primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves for periods prior to fiscal 2003. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.

First Three Quarters of Fiscal 2006 Compared with the First Three Quarters of Fiscal 2005
     Net Sales
     Net sales increased $357.0 million, or 13.2%, to $3.1 billion for the first three quarters of fiscal 2006, compared to $2.7 billion for the first three quarters of fiscal 2005. The sales increase was primarily due to 96 net new stores added since October 30, 2005 and a 5.1% increase in comparable store sales for the first three quarters of fiscal 2006.
     Services sales, which are included in the net sales amount discussed above, increased by 27.1%, or $59.4 million, to $278.8 million.
     Gross Profit
     Gross profit decreased to 30.1% of net sales for the first three quarters of fiscal 2006 from 30.4% for the first three quarters of fiscal 2005.
     Services sales increased as a percentage of net sales and we had an increase in new PetsHotels. Services sales generate lower gross margins than product sales as service related labor is included in cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income, but services generate higher operating margins than product sales. PetsHotels have higher costs as a percentage of revenue in the first several years.
     In addition, we experienced higher redemptions of promotional offers in our PetPerks program.
     Also contributing to the gross profit percentage decline was a revision of our early pay discounts recognition policy. Historically, discounts were recognized as they were taken against payments. Under our revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold. We recorded a $3.9 million charge in the second quarter of fiscal 2006 for this change. We do not anticipate this recognition policy change will have a material impact on results of operations in future quarters.
     We also incurred approximately $3.6 million additional expense in the second and third quarter of fiscal 2006 as well as a shift in mix from higher margin hard-goods towards consumables primarily in the second quarter of fiscal 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center.
     These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives. In addition, the third quarter of fiscal 2005 included a charge to increase our inventory obsolescence reserve. Freight expense as a percentage of sales was also lower in the first three quarters of fiscal 2006 due to a reduction in average miles driven per store as a result of our new distribution center and better truck space utilization that more than offset increases in fuel prices. We also capitalized more costs into ending inventory.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses increased as a percentage of net sales to 23.8% for the first three quarters of fiscal 2006 from 23.4% for the first three quarters of fiscal 2005.
     Net expenses resulting from legal settlements reflected a year-over-year increase. The first three quarters of fiscal 2006 included a $2.8 million expense to accrue for an ongoing legal proceeding. The first three quarters of fiscal 2005 included an $8.5 million reduction in expense from a legal settlement gain.
     As previously discussed in the comparison of the third quarter of fiscal 2006 with the third quarter of fiscal 2005, we accelerated several initiatives originally planned for fiscal 2007 and 2008 into 2006. Also contributing to the increased expenses was the review of a potential acquisition we ultimately chose not to pursue. Other professional fees also increased as we invested in projects to continue to improve our supply chain and information technology infrastructure.
     The expense increases were partially offset by a decrease in advertising expense due to higher expenses for our “Mart to Smart” advertising initiative in the third quarter of fiscal 2005. We have also allocated more of our marketing spending to PetPerks promotional offers, which are recorded as a reduction of sales. In addition, payroll and related expenses as a percentage of net sales decreased due to headcount reductions which occurred at the end of the third quarter of fiscal 2005 in our headquarters and increases in services sales, for which the related payroll is recorded as cost of sales rather than operating, general and administrative expenses.
     Interest Income
     Interest income, which results primarily from our short-term investments, was $8.9 million for the first three quarters of fiscal 2006, compared to $6.8 million in the first three quarters of fiscal 2005 due to higher rates of return.
     Interest Expense
     Interest expense increased to $31.8 million for the first three quarters of fiscal 2006 from $22.6 million for the first three quarters of fiscal 2005. The increase was primarily due to an increase in capital lease obligations and included a correction to the terms for several leases.
     Income Tax Expense
     In the first three quarters of fiscal 2006, the $62.0 million income tax expense represents an effective rate of 36.5%, compared with the first three quarters of fiscal 2005 income tax expense of $62.1 million, which represents an effective tax rate of 35.8%.
     Income tax expense for the first three quarters of fiscal 2005 included a benefit related to the $8.5 million legal settlement. A portion of the settlement gain was offset by capital loss carryforwards. Additionally, the first three quarters of fiscal 2005 included a net tax benefit of $3.8 million primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves. That benefit was partially offset by a correction to deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002.
     During the first three quarters of fiscal 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the first three quarters of fiscal 2006, we wrote off state deferred tax assets due to new state legislation, resulting in an additional tax expense of $0.9 million. The third quarter of fiscal 2006 also included a $1.2 million net benefit primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves for periods prior to fiscal 2003. The net benefits are reflected in income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income.
Liquidity and Capital Resources
     Cash Flow and Balance Sheet Data
     The following table represents our cash and cash equivalents, short-term investments and restricted cash and short-term investments (in thousands):

	October 29,	January 29,
	2006	2006
Cash and cash equivalents	$124,252	$110,415
Short-term investments	45,700	219,900
Restricted cash and short-term investments	63,500	—

Total	$233,452	$330,315

     We manage our cash, cash equivalents, short-term investments and restricted cash and short-term investments in order to fund operating requirements. Cash and cash equivalents increased $13.8 million to $124.3 million in the first three quarters of fiscal 2006. Short-term investments decreased $174.2 million to $45.7 million during the same period and consist of Auction Rate Securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term investments. Restricted cash and short-term investments, including $63.4 million in ARS, represents funds used to guarantee our letters of credit under our letter of credit facility that was established during the second quarter of fiscal 2006.
     Cash provided by operating activities decreased $29.8 million to $173.7 million in the first three quarters of fiscal 2006, compared with $203.5 million in the first three quarters of fiscal 2005. The difference was primarily due to changes in cash provided or used by other current liabilities, accounts payable, prepaid expenses and other current assets and inventory.

     Cash provided by operating activities was generated primarily by net income of $108.1 million, non-cash depreciation and amortization of $116.5 million and stock-based compensation expenses of $14.1 million. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. Inventory increased to $509.6 million at October 29, 2006 compared to $399.4 million at January 29, 2006. Our inventory increase was primarily due to the addition of 61 net new stores for the first three quarters of fiscal 2006 as well as higher inventory levels per store to meet the anticipated demand for the coming holiday season. Accounts payable increased $46.8 million as a result of the increased inventory levels and the timing of payments. The change in other current liabilities and prepaid expenses and other current assets was primarily due to a difference in the timing of estimated tax payments between the quarters.
     Our primary long-term capital requirements consist of expenditures associated with opening new stores, reformatting existing stores, equipment and computer software in support of our system initiatives, PetsHotel construction costs, distribution center expansion and other expenditures to support our growth plans and initiatives. During the first three quarters of fiscal 2006, we used $158.4 million in cash for capital expenditures, compared with $126.0 million for the first three quarters of fiscal 2005. The expenditures during the first three quarters of fiscal 2006 were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment in our distribution centers.
     Net cash used in financing activities for the first three quarters of fiscal 2006 was $110.3 million, which is comprised primarily of $121.7 million for the purchase of treasury stock, $13.4 million for payments on capital lease obligations and $12.6 million for dividends, offset by $20.8 million in proceeds and tax benefits from stock issued under our equity incentive plans and a $16.5 million increase in our bank overdraft position. Net cash used in financing activities for the first three quarters of fiscal 2005 was $180.7 million. The primary difference between the first three quarters of fiscal 2005 and the first three quarters of fiscal 2006 was a change in the amount of treasury stock purchased.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 70 new stores in the first three quarters of fiscal 2006 and closed nine stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $230 million and $250 million for fiscal 2006, based on our current plan to open 93 new stores (83 net of closures) and 30 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in fiscal 2007, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to roll out our store refresh program. Also included in the expected spending is the acceleration of certain initiatives originally planned for fiscal 2007 and 2008 into fiscal 2006.
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
Lease Commitments
     During the second quarter of fiscal 2006, we entered into lease agreements to expand our corporate offices. The expansion will be completed in fiscal 2008. Estimated lease payments for the expansion are $1.7 million in fiscal 2008 and $3.6 million annually subsequent to fiscal 2008.
Credit Facility
     We have an available credit facility of $125.0 million, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also provides us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less

0.50% depending on the type of letter of credit issued. As of October 29, 2006, there were no borrowings or letter of credit issuances under the credit facility.
     On June 30, 2006, we amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65.0 million. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of Auction Rate Securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of October 29, 2006, we had $53.6 million in outstanding letters of credit under this stand-alone letter of credit facility. As of October 29, 2006, we had $63.5 million of restricted cash and short-term investments, including $63.4 million in ARS on deposit with the lenders in connection with the outstanding letters of credit under this facility. We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility permits the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility. As of October 29, 2006, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend. Our credit facility permits us to pay dividends, so long as we are not in default and the payment of dividends would not result in default.
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
Common Stock Purchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007.
     During the third quarter of fiscal 2006, we purchased 4.9 million shares of our common stock for approximately $122.2 million. During the first three quarters of fiscal 2006, we purchased 5.0 million shares of our common stock for approximately $123.9 million.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly owned subsidiary, Medical Management International, Inc., or MMI, operates full-service veterinary hospitals inside 586 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During the third quarter of fiscal 2006, we purchased an additional $4.1 million of MMIH capital stock from certain MMIH shareholders, and as of October 29, 2006, we owned approximately 17.6% of the voting stock and approximately 37.0% of the combined voting and non-voting stock of MMIH.
     We charge MMI licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $13.9 million and $10.8 million in the first three quarters of fiscal 2006 and 2005, respectively. We also charge MMI for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMI totaled $4.3 million and $5.4 million at October 29, 2006 and January 29, 2006, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets. As of October 29, 2006 and January 29, 2006, we also had $0.1 million and $1.2 million, respectively, payable to MMI included in other current liabilities in the Condensed Consolidated Balance Sheets as a result of activity under a merchandising agreement.
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
     In September 2006, the Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 in the fourth quarter of fiscal 2006 is not expected to have a material effect on our condensed consolidated financial statements.
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine its impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At October 29, 2006, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2006. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 28 of our Annual Report on Form 10-K for the year ended January 29, 2006.
Energy Costs
     Increased fuel prices have negatively impacted our results of operations during the first three quarters of fiscal 2006. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over the same period of fiscal 2005. The fuel surcharge difference was primarily in the first and second quarter of fiscal 2006. However, freight expense as a percentage of sales was lower in the first three quarters of fiscal 2006 due to a reduction in average miles driven per store as a result of our new distribution center and better truck space utilization. The reduction in average miles driven per store more than offset increases in fuel prices. In addition, utilities costs have increased between the periods.
Foreign Currency Risk
     Our Canadian subsidiary operates 33 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $96.2 million, or 3.1%, of our net sales for the first three quarters of fiscal 2006 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded in cost of sales or operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.
     We had a net exchange gain of $0.2 million and $0.6 million in the third quarter of fiscal 2006 and 2005, respectively, and $0.1 million and $1.2 million in the first three quarters of fiscal 2006 and 2005, respectively.
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during fiscal 2005 or in the first three quarters of fiscal 2006.

Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 29, 2006. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 29, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 29, 2006, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended October 29, 2006:

				Total Number of
	Total			Shares	Value That May
	Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
July 31, 2006 to August 27, 2006	1,964,000	$24.08		1,964,000	$202,710,000
August 28, 2006 to October 1, 2006	2,609,000	$25.17		2,609,000	$137,049,000
October 2, 2006 to October 29, 2006	321,000	$28.71		321,000	$127,824,000

Third Quarter Total	4,894,000	$24.96	(2)	4,894,000	$127,824,000

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the share purchase program by $141.7 million to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007.

(2)	Represents weighted average purchase price during the quarter ended October 29, 2006.
Item 5. Other Information
     None.
Item 6. Exhibits
(a) Exhibits

Exhibit 10.20(1)	Summary of Directors’ Compensation

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the same numbered exhibit to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 26, 2006.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: December 5, 2006	PetSmart, Inc.,
/s/ Timothy E. Kullman
Timothy E. Kullman
Senior Vice President, Chief Financial Officer (Principal Financial Officer)

Date: December 5, 2006	/s/ Raymond L. Storck
Raymond L. Storck
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
(a) Exhibits

Exhibit 10.20(1)	Summary of Directors’ Compensation

Exhibit 15.1	Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to the same numbered exhibit to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 26, 2006.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.