Form 10-K
period 2007-01-28
PETSMART INC
filed 2007-03-28
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended January 28, 2007
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21888

PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.	)

19601 N. 27th Avenue
Phoenix, Arizona 85027
(Address of principal executive offices, including Zip Code)

Registrant’s telephone number, including area code:
(623) 580-6100

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on July 30, 2006, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $3,259,222,000. This calculation excludes approximately 1,960,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2006 that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 14, 2007 was 135,527,482.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Stockholders to be held on June 20, 2007, to be filed by May 7, 2007, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years. The 2006, 2005 and 2004 fiscal years were 52-week years. The 2007 fiscal year is a 53-week year.

Item 1.	Business

General

In fiscal 2006, we generated net sales of $4.2 billion, making PetSmart North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets family members. Our strategy is to attract and keep these customers by becoming the preferred provider of Total Lifetime Caresm for pets. As part of this strategy, we focus on driving efficiencies in our stores, on our processes and our systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service.

We opened 82 net new stores in fiscal 2006 and, at the end of the fiscal year, operated 908 retail stores in North America. Square footage in fiscal 2006 increased 1.8 million to 20.8 million compared to 19.0 million in fiscal 2005. Our stores typically range in size from 19,000 to 27,000 square feet, and carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 13,400 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

We complement our strong product assortment with value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services and virtually all our stores feature pet styling salons that provide high-quality grooming services. As of January 28, 2007, we offered pet boarding at 62 of our stores through our PetsHotelstm. As of January 28, 2007, there were full-service veterinary hospitals in 608 of our stores. Medical Management International, Inc., a third-party operator of veterinary hospitals, operated 596 of the hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Our PetPerks® loyalty campaign allows us to understand the needs of our customers and target offers directly to them. We also reach customers through our direct marketing channels, including PetSmart.com, our pet e-commerce site, StateLineTack.com, our equine e-commerce site and an equine catalog. On February 28, 2007, we announced our intent to exit the equine product line, including the sale or discontinuation of StateLineTack.com and the equine catalog. We expect to complete the exit of the equine product line in the fourth quarter of fiscal 2007.

The Pet Products Industry

The pet products industry serves a large and growing market. The American Pet Products Manufacturers Association, or APPMA, estimated the 2005 market at approximately $35.9 billion, an increase of more than 100%

since 1994. Based on the 2005/2006 APPMA National Pet Owners Survey, more than 69 million households in the United States own a pet. Of those households, 63% own more than one pet. In total, there are approximately 91 million cats and 74 million dogs in the United States.

The pet products industry can be divided into the following categories: food, supplies and medicines, veterinary care, pet services (such as grooming or boarding) and purchases of pets. The APPMA estimates that dog food, cat food and treats for dogs and cats are the largest volume categories of pet-related products and, in calendar year 2005, approximated $14.5 billion in sales, or 40% of the market.

Pet supplies and medicine sales account for approximately 25%, or $8.8 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, other pet services and purchases of pets represent approximately 24%, 7% and 4%, respectively, of the market.

Competition

Based on total net sales, we are North America’s largest specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into six different categories:

•	Supermarkets, warehouse clubs and other mass and retail merchandisers;

•	Specialty pet supply chains and pet supply stores;

•	Independent pet stores;

•	Veterinarians;

•	Catalog retailers; and

•	E-commerce retailers.

We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price and availability of other services. We believe we compete effectively in our various markets; however, some of our supermarket, warehouse club and other mass and retail merchandise competitors are larger in terms of overall sales volume and have access to greater capital. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and other mass and retail merchandisers due to manufacturer’s restrictions, but are sold primarily through specialty pet stores, veterinarians and farm and feed stores.

We believe our pet services business is a competitive advantage which cannot be easily duplicated.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Add stores in existing multi-store, new multi-store and new single-store markets.  We believe there is a potential for at least 1,400 PetSmart stores in North America. Our expansion strategy includes increasing our share in the top 60 existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in distribution, information systems, procurement, marketing and store operations. During fiscal 2006, we opened 82 net new stores, and in fiscal 2007, we expect to open approximately 100 net new stores, primarily in multi-store markets, inclusive of the anticipated acquisition of 19 Super Pet stores in Canada, which was announced February 15, 2007.

Provide the right store format to meet the needs of our customers.  We completed the conversion of our store base to a specialty store format in fiscal 2003. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. In fiscal 2004, we completed the roll out of an upgraded in-store sign package to better serve the needs of our customers. In fiscal 2005, we tested a store refresh program that builds on the initial reformat and emphasizes our highly differentiated training and adoption services. We began refreshing our existing stores with this new format in fiscal 2006 and will continue the program in fiscal 2007 and 2008.

Expand our pet services business.  Based on net sales, we are North America’s leading provider of pet services, which include professional grooming, training, boarding and day camp. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins. In fiscal 2005, we began the roll out of PetsHotel, a full-service in-store boarding facility for dogs and cats. The PetsHotel experience includes 24-hour supervision by our safety-certified and trained caregivers as well as an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and playtime. In addition, each PetsHotel offers Doggie Day Campsm, a day camp service for dogs in climate-controlled play rooms with other dogs and our safety-certified, pet-loving staff trained in behavior assessment. As of January 28, 2007, we operated 62 PetsHotels, and we estimate an ultimate build out of 435 PetsHotels. Pet services net sales grew by 26%, 24% and 24% in fiscal 2006, 2005 and 2004, respectively. We are confident in our ability to continue to expand the pet services portion of our business.

As of January 28, 2007, there were full-service veterinary hospitals in 608 of our stores. Medical Management International, Inc., a third-party operator of veterinary hospitals, operated 596 of the hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Offer superior customer service.  Our emphasis on the customer is designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed associate learning curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure their success in every store, and a portion of the annual incentive program for the store management team is linked to key customer service and in-stock metrics. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position.

Differentiate ourselves through effective brand management.  We are focused on developing and strengthening our brand identity. In August 2005, we announced a new marketing campaign that repositioned the PetSmart brand from its reputation as a “Mart” to “Smart,” to emphasize our capabilities as a resource of information, services and solutions. As part of the campaign, we changed our logo to highlight the “Smart” piece of the PetSmart name and rolled out new advertising that emphasizes our unique offerings for customers.

We are creating tools to effectively communicate our unique value proposition and our ability to provide Total Lifetime Care for pets, and we continue to build enduring relationships with our customers. We have completed the rollout of PetPerks, our customer loyalty program. As of January 28, 2007, PetPerks was available in all PetSmart stores. We will continue using a centralized customer database that allows us to track and analyze customer shopping patterns. We use this information to customize direct marketing and promotional materials and to more effectively communicate with customers across all channels.

Drive efficiency and create a consistent customer experience by focusing on operating excellence.  Our operating excellence initiative — which emphasizes retail basics like store cleanliness, short check out lines, a strong in-stock position and the care of the pets in our stores — allows us to provide a consistently superior shopping experience, even as we grow. It simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more productive.

We believe these strategic initiatives will continue to drive comparable store sales growth, profitability and return on investment.

Our Stores

Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity for fiscal 2006, 2005 and 2004 was as follows:

	2006	2005	2004

Store count at beginning of fiscal year	826	726	643
New and relocated stores opened	92	107	92
Closed stores	(10)	(7)	(9)

Store count at end of fiscal year	908	826	726

In its first full year, we expect a new store to generate approximately $2.9 million in sales. We expect new stores to generate comparable store sales growth in the range of 19% to 21% in year two, 12% to 14% in year three, 9% to 10% in year four and 7% to 8% in year five. We expect to open approximately 100 net new stores in fiscal 2007.

Distribution

Our distribution network and our information systems are designed to optimize store inventory, drive the efficient use of store labor, facilitate a high in-stock position and promote high distribution center productivity. We currently employ a hybrid distribution system including full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle products that require rapid replenishment and our distribution centers handle the remaining products. We have started building combination distribution centers that handle both fast moving and the remaining products. We believe the combination distribution centers will help drive efficiencies in transportation costs and store labor. Our suppliers generally ship our merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors, and we do not own any trailers. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type

Brockport, New York	392,000	February 1990	Catalog, e-commerce, store and equine distribution center
Phoenix, Arizona	620,000	May 1996	Combination distribution center
Ennis, Texas	230,000	November 1999	Forward distribution center
Columbus, Ohio	613,000	September 2000	Distribution center
Gahanna, Ohio	276,000	October 2000	Forward distribution center
Hagerstown, Maryland	252,000	October 2000	Forward distribution center
Newnan, Georgia	200,000	April 2001	Forward distribution center
Reno, Nevada	199,000	June 2002	Forward distribution center
Ottawa, Illinois	1,000,000	August 2005	Combination distribution center

Total	3,782,000

In January 2006, we entered into an agreement to lease approximately 877,500 square feet in Newnan, Georgia to be used as a combination distribution center. We expect this facility to open in May 2007, replacing the current 200,000 square foot forward distribution center we currently lease in Newnan, Georgia. In March 2007, we entered into an agreement to lease approximately 873,000 square feet in Reno, Nevada to be used as a combination distribution center. The lease is expected to commence in 2008 and expire in 2023. We expect this facility to open in fiscal 2008, and it will replace the current 199,000 square foot forward distribution center we currently lease in Reno, Nevada.

In February 2007, we made the decision to exit the State Line Tack equine product line, including closure or sale of our Brockport facility. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

Merchandise

Merchandise, which has been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 91% of our net sales in fiscal 2006, 92% in fiscal 2005 and 93% in fiscal 2004. Merchandise generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or other mass and retail merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats and litter comprised 40%, 40% and 39% of our net sales in fiscal 2006, 2005 and 2004, respectively.

•	Pet Supplies and Other Non-Pet Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers and pet houses. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, filters and birdcages. The sale of pet supplies and other non-pet goods comprised 48%, 49% and 51% of our net sales in fiscal 2006, 2005 and 2004, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 3% of our net sales in fiscal 2006, 2005 and 2004. We do not sell dogs or cats but instead provide space in most stores for adoption partners to use.

Pet Services

Pet services, which include grooming, training, boarding and day camp, represented 9%, 8% and 7% of our net sales in fiscal 2006, 2005 and 2004, respectively. We offer full-service grooming and training services in virtually all our stores. We typically allocate an average of 800 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and toothbrushing. Depending on their experience, our pet stylists are educated as part of a 15-week program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses.

PetsHotel provides boarding for dogs and cats, 24-hour supervision by caregivers who are safety-certified and trained in all aspects of personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. In fiscal 2005, we began a national rollout of PetsHotel at selected locations. As of January 28, 2007, we operated 62 PetsHotels.

Net sales from pet services grew 25.8% from $298.9 million in fiscal 2005 to $376.0 million in fiscal 2006.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 608 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and routine and complex surgical procedures. As of January 28, 2007, Medical Management International, Inc., a third-party operator of veterinary hospitals, operated 596 of the hospitals under the registered trade name of Banfield, The Pet Hospital. Medical Management International, Inc. is a wholly-owned subsidiary of MMI Holdings, Inc., collectively referred to as MMIH. See Notes 2 and 17 to the Notes to Consolidated Financial Statements for a discussion of our ownership interest in MMIH. The remaining 12 hospitals are located in Canada and are operated by other third-parties.

PetSmart Charities and Adoptions

Through PetSmart Charities, Inc., an independent 501(c)(3) organization, we support the activities of animal welfare organizations in North America. PetSmart Charities creates and supports programs to help find a lifelong loving home for every pet, by:

•	Raising awareness of companion animal welfare issues;

•	Funding programs to further individual animal welfare organizations’ missions; and

•	Facilitating adoptions through in-store programs and pet transport programs.

Since 1994, PetSmart and PetSmart Charities have raised and donated more than $53.3 million to animal welfare programs and, through our in-store adoption programs, have saved the lives of more than 2.8 million pets.

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

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we can make no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, these laws and regulations.

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

Employees

As of January 28, 2007, we employed approximately 38,400 associates, approximately 18,500 of whom were employed full-time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are subject to no collective bargaining agreements and have experienced no work stoppages. We consider our relationship with our associates to be good. Increases in the federal and state minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

As of January 28, 2007, we had two operating segments, PetSmart North America, which included all retail locations, and PetSmart Direct, which included our e-commerce operations and equine catalog. We evaluated our segment reporting requirements under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined the PetSmart Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

Net sales in the United States were $4.1 billion, $3.7 billion and $3.3 billion for fiscal 2006, 2005 and 2004, respectively. Net Canadian sales, denominated in United States dollars, were $133.0 million, $107.7 million and $87.7 million for fiscal 2006, 2005 and 2004, respectively. Substantially all our long-lived assets are located in the United States.

Available Information

We make available, free of charge through our Internet web-site (www.petm.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission, or SEC.

The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet web-site
(http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

PetSmart associates must act ethically at all times and in accordance with PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy, and all designated associates including our Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer and such other individuals performing similar positions, have signed a certificate acknowledging that they have read, understand and will continue to comply with the policy. The policy is published, and we will publish any amendments or waivers to the policy in the Corporate Governance section of the PetSmart Internet web-site located at www.petm.com.

Management

Our executive officers and their ages and positions on March 18, 2007, are as follows:

Name	Age	Position

Philip L. Francis	60	Chairman and Chief Executive Officer
Robert F. Moran	56	President and Chief Operating Officer
Timothy E. Kullman	51	Senior Vice President, Chief Financial Officer
Scott A. Crozier	56	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Donald E. Beaver	48	Senior Vice President, Chief Information Officer
Barbara A. Fitzgerald	55	Senior Vice President, Special Projects
Kenneth T. Hall	38	Senior Vice President, Merchandising
David K. Lenhardt	37	Senior Vice President, Store Operations and Services
Mary L. Miller	46	Senior Vice President, Chief Marketing Officer
Joseph D. O’Leary	48	Senior Vice President, Supply Chain
Francesca M. Spinelli	53	Senior Vice President, People
Raymond L. Storck	46	Vice President of Finance, Chief Accounting Officer

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

Timothy E. Kullman joined PetSmart as Senior Vice President and Chief Financial Officer in July 2002. Mr. Kullman also leads our real estate and construction group. From 2001 to 2002, Mr. Kullman was the Executive Vice President and Chief Financial Officer for Hagemeyer North America Holdings, Inc., part of a global distribution company based in the Netherlands. From 1997 to 2001, Mr. Kullman served as Senior Vice President and Chief Financial Officer of Genuardi’s Family Markets, Inc., a regional grocery retailer. From 1994 to 1997, Mr. Kullman served as Senior Vice President, Chief Financial Officer, Treasurer and Secretary for Delchamps, Inc., a grocery retailer in the southeastern United States. Prior to that, he held various positions with Farm Fresh, Inc., Blue Cross Blue Shield of Michigan, and Deloitte Haskins & Sells, the predecessor to Deloitte & Touche LLP. In November 2006, Mr. Kullman announced that he would resign in fiscal 2007.

Scott A. Crozier joined PetSmart as Senior Vice President and General Counsel in June 1999, and was appointed Secretary in June 2000 and Chief Compliance Officer in March 2005. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served in various positions and finally as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and during that time, was also appointed as Special Assistant Attorney General with the Arizona Attorney General’s Office.

Donald E. Beaver joined PetSmart as Senior Vice President and Chief Information Officer in May 2005. Prior to joining PetSmart, Mr. Beaver was employed by H-E-B Grocery company where he held the position of Senior Vice President and CIO starting in 1999. Prior to that, he served 14 years at Allied Signal Aerospace, Inc. in various information systems leadership roles, the last being the CIO for the aftermarket support division.

Barbara A. Fitzgerald joined PetSmart as Senior Vice President of Store Operations in September 2000 and was appointed Senior Vice President, Special Projects in February 2007. Prior to joining PetSmart, Ms. Fitzgerald was President of Harmon AutoGlass, a leading provider of auto glass replacement and repair. From 1997 to 2000, Ms. Fitzgerald served in various positions at Toys ‘R’ Us, Inc., including, Vice President, General Manager of New York/New Jersey and Vice President of People Development. Prior to that, Ms. Fitzgerald spent 24 years with Sears, Roebuck and Company in various capacities, including Vice President and General Manager of Sears Hardware Stores. In September 2006, Ms. Fitzgerald announced that she would retire in fiscal 2007.

Kenneth T. Hall was appointed Senior Vice President, Merchandising in January 2006. He joined PetSmart as Vice President, Strategic Planning and Customer Relationships in September 2000 and was appointed Senior Vice President and Chief Marketing Officer in January 2003. From 1999 to 2000, Mr. Hall worked as a consultant for Bain & Company, Inc., a global management consulting firm. Prior to that, Mr. Hall held various operational and financial positions at EXXON Company, U.S.A.

David K. Lenhardt was appointed Senior Vice President, Store Operations and Services, effective February 2007. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in September 2000. From 1996 to 2000, Mr. Lenhardt was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co.’s investment banking division.

Mary L. Miller joined PetSmart as Senior Vice President and Chief Marketing Officer in July 2006. Ms. Miller came to PetSmart from Best Buy, where she last served as Vice President of Strategic Marketing Services from 2004 to 2006. Prior to that, Ms. Miller served as Vice President of Customer Loyalty Marketing from 2002 to 2004. Prior to that, Ms. Miller served as Vice President of Consumer and Brand Marketing from 2000 to 2002. She started at Best Buy in 1998. Previously, Ms. Miller served 13 years at The Pillsbury Company, where she began her career as a financial analyst.

Joseph D. O’Leary joined PetSmart as Senior Vice President of Supply Chain in September 2006. Prior to joining PetSmart, Mr. O’Leary was Chief Operating Officer for Interactive Health, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for

the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, Mr. O’Leary held positions at Mothercare and Bhs(UK), Coopers & Lybrand and BP International.

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

Raymond L. Storck was appointed Vice President of Finance and Chief Accounting Officer effective April 2006. He joined PetSmart in May 2004 as Vice President and Controller. From 2000 to 2004, Mr. Storck served as Chief Financial Officer and Treasurer of MicroAge, Inc., an information technology products and services company, and from 1986 to 2000 he held various other executive positions at MicroAge, including Vice President and Controller. Prior to MicroAge, he was with Grant Thornton.

Item 1A.	Risk Factors

In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces and government regulatory actions. Our actual results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in Competition, Our Stores, Distribution and Government Regulation sections of this Annual Report on Form 10-K.

Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

We can make no assurances that our stores will meet forecasted levels of sales and profitability. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales increases may be lower or could decrease in future periods.

Store development may place increasing demands on management and operating systems and may erode sales at existing stores. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed.

We currently operate stores in most of the major market areas of the United States and Canada. Our plans for fiscal 2007 include opening approximately 100 net new stores, primarily in existing multi-store markets, opening approximately 35 new PetsHotels and completing the refresh of a portion of our existing stores. The increased demands placed on management by our store development could result in operational inefficiencies and less effective management of the business and associates, which could in turn adversely affect our financial performance. Opening new stores may attract some customers away from other stores already operated by us in those markets and diminish their sales.

Our ability to be successful with our store development efforts is dependent on various factors including:

•	Identifying store sites that offer attractive returns on our investment;

•	Competition for those sites;

•	Successfully negotiating with landlords and obtaining any necessary governmental, regulatory or private approval;

•	Timely construction of stores; and

•	Our ability to attract and retain qualified store personnel.

To the extent we are unable to accomplish any of the above, our ability to open new stores and hotels may be harmed. In addition, we can make no assurances that we will be able to meet the forecasted level of sales or operate our new stores or hotels profitably.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income, weather, consumer confidence and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns, and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

Our results may fluctuate due to seasonal changes associated with the pet products retail industry and the timing of expenses, new store openings and store closures.

Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses, such as advertising, could fluctuate from quarter-to-quarter within a fiscal year. Sales of certain products and services are seasonal. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of net sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

The pet products retail industry is very competitive, and continued competitive forces may reduce our sales and profitability.

The pet products retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply chains and pet supply stores, independent pet stores, veterinarians, catalog retailers and e-commerce retailers. The pet products retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We can make no assurances we will not face greater competition from these or other retailers in the future. In particular, if our supermarket, warehouse club or other mass and retail merchandiser competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our sales and profitability and require a change in our operating strategies.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

Our continued success and growth depend on improving customer traffic to gain sales momentum in our stores and on our e-commerce web site. Historically, we have utilized various media to reach the consumer, and we have experienced varying levels of favorable response to our marketing efforts. Often, media placement decisions are made months in advance and our inability to accurately predict our consumers’ preferred method of communication may negatively impact our business and operating results.

Our operating margins at new stores may be lower than those of existing stores.

Preopening expenses and lower sales volumes associated with newly opened stores can impact operating margins. In some geographic regions, we expect certain new store operating costs, particularly those related to occupancy, to be higher than in the past. As a result of our new stores and the impact of these rising costs, our total store contribution and operating margins may be lower in future periods than they have been in the past.

A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to and effectively merchandise our stores or increase our expenses, which could harm our sales and results of operations.

Our vendors generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. The mismanagement of inventory levels or an interruption in the supply chain could result in out-of-stock or excess inventory levels that could harm our sales and the results of operations. We operate one fish distribution center and have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and in the event we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves. In addition, if we are unable to successfully expand our distribution centers, our sales or results of operations could be harmed.

If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial data, warehousing, distribution, merchandise planning and replenishment functions and to maintain our in-stock positions. We possess offsite recovery capabilities for our key information systems and take measures to prevent security breaches and computer viruses. The failure of our information systems to perform as designed, or any interruption of our information systems for any reason for a significant period of time could disrupt our business.

We continue to invest in our information systems. Enhancement to or replacement of our major operational systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information systems. We can make no assurances that the costs of investments in our information systems will not exceed estimates or that they will be as beneficial as predicted. If we are unable to realize the benefits of improved systems, our results of operations could be harmed.

If we accidentally disclose sensitive customer information, our business could be harmed.

We routinely possess sensitive customer information such as credit card numbers. A failure in our security procedures and operational controls could result in regulatory actions, penalties, lawsuits and negative publicity, which could affect our reputation and results of operations.

The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

Sales of premium pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of premium pet foods do not permit their products to be sold in supermarkets, warehouse clubs or through other mass and retail merchandisers. If any premium pet food or pet supply vendors were to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities. We can make no assurances that we will be able to find new qualified vendors who meet our standards or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, packaging and labeling requirements. Any inability of our existing vendors to provide products in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are good we have no material long-term supply commitments from our vendors, and any vendor could discontinue selling to us at any time.

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of the political, economic and financial environments where they are located, their ability to meet our standards, the availability of labor and raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, inflation and other factors. In addition, Canada and the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

PetSmart offers various proprietary branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of our globally sourced products may not meet our expectations. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

We record a reserve for merchandise returns based on historical return trends together with current product sales performance in each reporting period. If actual returns are greater than those projected by management, additional sales returns might be recorded in the future. Actual merchandise returns may exceed our reserves. In addition, to the extent that returned merchandise is damaged, we often do not receive full retail value from the resale or liquidation of the merchandise. Further, the introduction of new merchandise, changes in merchandise mix, changes in consumer confidence, or other competitive and general economic conditions may cause actual returns to exceed merchandise return reserves. Any significant increase in merchandise returns that exceeds our reserves could harm our business and operating results.

We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success will depend on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees, and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk associates will not have the training and experience needed to provide competitive, high quality customer service, which could impact our business operations and our financial performance. In addition, there historically has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of qualified veterinarians, Banfield’s ability to provide veterinary services in our stores and our ability to increase the number of stores in which Banfield provides veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 1996 and operated 33 stores in Canada as of January 28, 2007. In addition, on February 15, 2007, we announced our plan to acquire 19 additional Canadian stores in fiscal 2007. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in utilizing and enforcing our intellectual property rights;

•	The burden of complying with foreign laws, including tax laws; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

We and MMIH, the third-party operator of Banfield, The Pet Hospital, are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability and MMIH’s ability to operate veterinary hospitals within our facilities. A determination that we or MMIH are in violation of any of these applicable statutes and regulations could require us or MMIH to restructure our operations to comply or render us or MMIH unable to operate veterinary hospitals in a given location. If MMIH were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves.

We account for our investment in MMIH under the cost method. As discussed in Note 17 to the Notes to Consolidated Financial Statements, we increased our voting share in MMIH, which will result in equity method accounting under Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock” subsequent to fiscal 2006. Any significant decrease in MMIH’s financial results may negatively impact our consolidated financial statements.

We face various risks as an e-commerce retailer.

We may require additional capital in the future to sustain or grow our e-commerce business. Business risks related to our e-commerce business include our ability to keep pace with rapid technological change, failure in our or any third-party processor’s security procedures and operational controls, failure or inadequacy in our or any third-party processor’s systems, government regulation and legal uncertainties with respect to e-commerce, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materializes, it could have an adverse effect on our business.

Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

We believe our capital resources and cash flows from operations will enable us to maintain our currently planned operations for the foreseeable future and, when applicable, to pay dividends and repurchase shares of our common stock. If, however, we are unable to effectively manage our cash flows or generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility and letter of credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms would harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution to our stockholders.

Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

We may, from time to time, acquire businesses we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make estimates and projections in connection with impairment analyses for our store locations in accordance with accounting principles generally accepted in the United States of America (GAAP). We review all stores for potential impairment. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the asset. These calculations require us to make a number of estimates and projections of future results, often up to 15 years into the future. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our operating results.

A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

We are subject to various contractual obligations with third-party providers and federal, state, provincial and local laws and regulations governing among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection and use of customer information; and the licensing and certification of services.

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we can make no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, the above referenced contracts, laws and regulations.

Failure of our internal controls over financial reporting could harm our business and financial results.

We have documented and tested our internal controls over financial reporting to assess their operating effectiveness and obtained an opinion on the effectiveness of our internal controls from our independent registered public accounting firm. Internal controls over financial reporting have inherent limitations and are not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. We may encounter problems or delays in completing the review and evaluation, implementing improvements and receiving an opinion from our independent registered public accounting firm. Additionally, we may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have a material weakness in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.

Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

GAAP and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters relevant to our business are highly complex, continually evolving and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation, or changes in underlying assumptions, estimates or judgments by us could significantly impact our reported or expected financial performance.

An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

We operate in multiple tax jurisdictions and believe we have made adequate provision for income and other taxes. If, however, tax regulators in these jurisdictions determine a position we have taken on an issue is inappropriate, our financial results may be adversely affected.

Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care. We may also be subject to claims resulting from the transfer of diseases from pets in our stores to other animals, associates and customers. From time to time, we have been subject to class action lawsuits, governmental action, intellectual property infringement claims, product liability claims for some of the products we sell and general liability claims resulting from store based incidents. Any negative publicity or claims relating to any of the foregoing could harm our reputation and business, as well as expose us to litigation expenses and damages.

There is a risk of loss from breaches in the security or other failures resulting from inadequate or failed processes or systems, theft or fraud. These can occur in many forms including, among others, errors, business interruptions, inappropriate behavior of or misconduct by our associates or those contracted to perform services for us, and vendors that do not perform in accordance with their contractual agreements. These events can potentially result in financial losses or other damages.

We procure insurance to help manage a variety of risks including many of the foregoing claims. A failure of insurance to provide coverage for these risks may expose us to expensive defense costs and the costs of the ultimate outcome of the matter. Furthermore, in connection with our insurance policies, we are subject to decisions made by the insurance companies that may result in an increase in our costs that are outside of our control, which may impact our financial results.

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and other fraud at publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

There is generally a significant amount of legislation pending at the federal, state, provincial and local levels regarding the handling of pets. This legislation may impair our ability to transport the small pets we sell in our stores. The small pets we sell in our stores are susceptible to health risks and diseases that can quickly decrease or destroy the supply of these pets. In addition, our supply of products may be negatively impacted by weather, catastrophic events, disease, supply chain malfunctions, contamination or trade barriers. Any disruption in our operations or the supply of products to our stores could harm our reputation and decrease our sales.

Food safety, quality and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of certain vendor supplied or private label food products and hard-good products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have a material adverse effect on our sales and operations.

Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

Over the last several years, the market price of our common stock has been subject to significant fluctuations. The market price of our common stock may continue to be subject to significant fluctuations in response to operating results and other factors including, but not limited to:

•	General economic changes, including rising interest rates, increased fuel costs and other energy costs; increased labor and healthcare costs, and increased levels of unemployment;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions and consolidations;

•	The prospects of our industry;

•	Natural disasters, hostilities and acts of terrorism; and

•	National or regional catastrophes or circumstances, such as a pandemic or other public health or welfare scare.

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may harm the market price of our common stock.

Our operating and financial performance in any given period might not meet the guidance we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future, and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. Our guidance may not always be accurate. If in the future, our operating or financial results for a particular period do not meet our guidance or the expectations of investment analysts, or if we reduce our guidance for future periods, the market price of our common stock could significantly decline.

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

In August 1997, our Board of Directors adopted a Stockholder Rights Plan, commonly referred to as a poison pill, under which one preferred share purchase right was distributed on August 29, 1997, for each share of common stock held on that date. The Stockholder Rights Plan is scheduled to expire August 28, 2007. We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, and the application of Section 203 could have the effect of delaying or preventing an acquisition of PetSmart.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores are generally located in sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of January 28, 2007:

Number of
United States:	Stores

Alabama	10
Arizona	35
Arkansas	4
California	104
Colorado	31
Connecticut	4
Delaware	3
Florida	51
Georgia	33
Idaho	4
Illinois	40
Indiana	19
Iowa	8
Kansas	7
Kentucky	6
Louisiana	12
Maine	1
Maryland	26
Massachusetts	11
Michigan	27
Minnesota	15
Mississippi	5
Missouri	15
Montana	3
Nebraska	4
Nevada	12
New Hampshire	4
New Jersey	27
New Mexico	6
New York	28
North Carolina	32
North Dakota	2
Ohio	37
Oklahoma	10
Oregon	10
Pennsylvania	33
Rhode Island	2
South Carolina	13
South Dakota	1
Tennessee	16
Texas	87
Utah	11
Vermont	1
Virginia	33
Washington	20
West Virginia	1
Wisconsin	11
—
Total U.S. stores	875
Canada	33

Total North America stores	908

We lease substantially all of our stores, retail distribution centers and corporate offices under non-cancellable leases. The terms of the store leases generally range from 10 to 25 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through fiscal 2024. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during fiscal 2006, 2005 and 2004.

Our corporate offices cover approximately 250,000 square feet. In July 2006, we entered into 15 year lease agreements to expand our corporate offices and renovate the existing offices. The project will be completed in fiscal 2008 and add 115,000 square feet.

Our distribution centers and respective lease expirations are as follows:

	Square
Location	Footage	Lease Expiration

Ennis, Texas	230,000	2012
Phoenix, Arizona	620,000	2021
Columbus, Ohio	613,000	2010
Gahanna, Ohio	276,000	2010
Hagerstown, Maryland	252,000	2007
Newnan, Georgia	200,000	2008
Reno, Nevada	199,000	2009 and 2012
Ottawa, Illinois	1,000,000	2015

Total	3,390,000

We also own and operate an e-commerce fulfillment, equine catalog fulfillment and equine distribution center in Brockport, New York, which covers approximately 392,000 square feet. In February 2007, we made the decision to exit the State Line Tack equine product line. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

In January 2006, we entered into an agreement to lease approximately 877,500 square feet in Newnan, Georgia to be used as a distribution center. This facility is expected to open in May 2007 and will replace the current 200,000 square foot forward distribution center we currently lease in Newnan, Georgia. The lease on the new distribution center expires in 2022. In March 2007, we entered into an agreement to lease approximately 873,000 square feet in Reno, Nevada to be used as a combination distribution center. The lease is expected to commence in 2008 and expire in 2023. We expect this facility to open in fiscal 2008, and it will replace the current 199,000 square foot forward distribution center we currently lease in Reno, Nevada.

Item 3.	Legal Proceedings

We are involved in the defense of various legal proceedings that we do not believe are material to our business.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the fiscal year ended January 28, 2007.

PART II

Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock.  Our common stock is traded on the NASDAQ Global Select Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail mark-ups, markdowns or commissions, and may not represent actual transactions.

	High	Low

Fiscal Year Ended January 28, 2007
First Quarter ended April 30, 2006	$29.48	$23.89
Second Quarter ended July 30, 2006	$29.42	$23.24
Third Quarter ended October 29, 2006	$29.75	$22.07
Fourth Quarter ended January 28, 2007	$32.20	$27.80
Fiscal Year Ended January 29, 2006
First Quarter ended May 1, 2005	$32.98	$25.50
Second Quarter ended July 31, 2005	$33.28	$26.68
Third Quarter ended October 30, 2005	$29.96	$21.13
Fourth Quarter ended January 29, 2006	$26.75	$22.54

Common Stock Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In fiscal 2006, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
December 12, 2006	$0.03	January 26, 2007	February 9, 2007

In fiscal 2005, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 22, 2005	$0.03	April 29, 2005	May 20, 2005
June 23, 2005	$0.03	July 29, 2005	August 19, 2005
September 21, 2005	$0.03	October 31, 2005	November 18, 2005
December 15, 2005	$0.03	January 27, 2006	February 10, 2006

On March 27, 2007, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 11, 2007 to stockholders of record on April 27, 2007.

Holders.  On March 14, 2007, there were 5,831 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 20, 2007 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Stock Purchase Program.  The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended January 28, 2007:

					Approximate Dollar
				Total Number of Shares	Value That May
	Total Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)

October 30, 2006 to November 26, 2006	468,000	$28.73		468,000	$114,390,000
November 27, 2006 to December 31, 2006	720,000	$29.11		720,000	$93,435,000
January 1, 2007 to January 28, 2007	122,000	$29.18		122,000	$89,870,000

Fourth Quarter Total	1,310,000	$28.98	(2)	1,310,000	$89,870,000

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. The program was announced June 27, 2005. On August 15, 2006, we announced that the Board of Directors increased the amount remaining under the share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007.

(2)	Represents weighted average purchase price during the fourth quarter ended January 28, 2007.

Stock Performance Graph.  The following performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that the Company specifically incorporates it by reference into such filing.

The following graph shows a five-year comparison of the cumulative total stockholders’ returns for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on February 3, 2002 in stock or on January 31, 2002 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PetSmart, Inc., The S & P 500 Index
And The S & P Specialty Stores Index

	2/3/02	2/2/03	2/1/04	1/30/05	1/29/06	1/28/07

PetSmart, Inc.	100.00	136.86	215.59	277.83	232.32	281.29
S & P 500	100.00	76.98	103.60	110.05	121.47	139.11
S & P Specialty Stores	100.00	85.34	116.36	126.87	157.82	179.25

Item 6.	Selected Financial Data

The following selected financial data is derived from the consolidated financial statements of PetSmart, Inc. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Fiscal Year Ended(1)(2)
	January 28,	January 29,	January 30,	February 1,	February 2,
	2007	2006	2005	2004	2003
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$4,233,857	$3,760,499	$3,363,452	$2,993,115	$2,695,184

Gross profit	1,307,770	1,173,001	1,038,587	900,118	783,015
Operating, general and administrative expenses	985,936	861,621	781,248	681,270	629,803

Operating income	321,834	311,380	257,339	218,848	153,212
Interest income	10,551	9,037	4,791	3,358	2,803
Interest expense	(42,268)	(31,208)	(21,326)	(19,250)	(20,632)

Income before income tax expense	290,117	289,209	240,804	202,956	135,383
Income tax expense	105,048	106,719	83,351	78,005	56,883

Net income	$185,069	$182,490	$157,453	$124,951	$78,500

Earnings Per Common Share Data:
Basic	$1.36	$1.30	$1.09	$0.88	$0.59
Diluted	$1.33	$1.25	$1.05	$0.85	$0.55
Dividends declared per common share	$0.12	$0.12	$0.12	$0.04	$—
Weighted average common and potentially dilutive common shares outstanding:
Basic	135,836	140,791	143,888	141,641	134,148
Diluted	139,537	145,577	149,652	147,255	141,682
Selected Operating Data:
Stores open at end of period	908	826	726	643	583
Square footage at end of period	20,787,903	19,029,359	16,967,480	15,314,577	14,105,873
Net sales per square foot(3)	$208	$206	$205	$197	$188
Net sales growth	12.6%	11.8%	12.4%	11.1%	7.8%
Increase in comparable store sales(4)	5.0%	4.2%	6.3%	7.0%	9.6%
Selected Balance Sheet Data:
Merchandise inventories	$487,400	$399,413	$337,281	$309,140	$257,090
Working capital	$324,887	$377,766	$477,929	$343,974	$271,558
Total assets	$2,053,477	$1,863,691	$1,678,407	$1,427,265	$1,203,547
Total debt(5)	$449,001	$364,123	$250,735	$170,395	$167,167
Total stockholders’ equity	$1,000,894	$940,750	$973,947	$816,651	$659,075
Current ratio	1.63	1.82	2.36	2.00	1.93
Long-term debt-to-equity	43%	37%	25%	20%	24%
Total debt-to-capital	31%	28%	20%	17%	20%

(1)	Certain items have been reclassified to conform to current year presentation.

(2)	All years reported consisted of 52 weeks.

(3)	Net sales per square foot were calculated by dividing net sales, excluding catalog and e-commerce sales, by average square footage. Net sales per square foot may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. We believe that this presentation provides useful information to investors regarding the results of operations of our stores.

(4)	Retail stores only, excludes catalog and e-commerce sales in all periods. Comparable store sales, or sales in stores open at least one year, may be considered a “non-GAAP financial measure” as defined in Item 10(e) of Regulation S-K. We believe that this presentation provides useful information to investors regarding the results of operations in our stores.

(5)	Represents capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Based on our fiscal 2006 net sales of $4.2 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 28, 2007, we operated 908 stores, and we anticipate opening approximately 100 net new stores in fiscal 2007. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 13,400 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. In fiscal 2005, we began a national roll out of the PetsHotel concept at selected locations. PetsHotel provides boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. At the end of the fiscal year, we operated 62 PetsHotels. We estimate an ultimate build out of 435 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of January 28, 2007, full-service veterinary hospitals were in 608 of our stores. MMIH operated 596 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Our PetPerks loyalty program allows us to understand the needs of our customers and target offers directly to them. We also reach customers through our direct marketing channels, including petsmart.com, our pet e-commerce site, StateLineTack.com, our equine e-commerce site and an equine catalog. On February 28, 2007, we announced our intent to exit the equine product line, including the sale or discontinuation of StateLineTack.com and the equine catalog. We expect to complete the exit of the equine product line in fiscal 2007.

Executive Summary

•	Fiscal 2006 diluted earnings per common share increased 6.4% to $1.33, on net income of $185.1 million, compared to diluted earnings per common share of $1.25 on net income of $182.5 million in fiscal 2005.

•	Net sales increased 12.6% to $4.2 billion in fiscal 2006 compared to $3.8 billion in fiscal 2005 due to new store openings and an increase in comparable store sales.

•	We added 82 net new stores during fiscal 2006, and at the end of the fiscal year, operated 908 stores. In addition, we opened 30 new PetsHotels during fiscal 2006. We expect to open approximately 100 net new stores and 35 new PetsHotels in fiscal 2007.

•	Comparable store sales, or sales in stores open at least a year, increased 5.0% during fiscal 2006 on top of a 4.2% increase during fiscal 2005. We project comparable store sales growth in the mid-single digits for fiscal 2007.

•	Services sales increased 25.8% to $376.0 million, or 8.9% of net sales for fiscal 2006. Services sales increased 24.2% to $298.9 million, or 7.9% of net sales during fiscal 2005.

•	Gross margins decreased to 30.9% of net sales in fiscal 2006 compared to 31.2% of net sales in fiscal 2005.

•	Operating, general and administrative expenses increased to 23.3% of net sales in fiscal 2006 compared to 22.9% of net sales in fiscal 2005.

•	During fiscal 2006, we purchased approximately 6.3 million shares of our common stock for approximately $161.9 million and we declared cash dividends totaling $0.12 per share.

•	Cash capital expenditures for 2006 were $241.1 million, and we anticipate spending between $250.0 million and $260.0 million for capital expenditures in fiscal 2007.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Inventory Valuation Reserves

We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Stores perform physical inventories at least once a year, and between the physical inventories, stores perform counts on certain inventory items. Most of the stores do not perform physical inventories during the last quarter of the fiscal year due to the holiday season, but continue to perform counts on certain inventory items. As of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

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

As of January 28, 2007 and January 29, 2006, we had inventory valuation reserves of $16.7 million and $14.3 million, respectively.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. We calculate the costs for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease.

We can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

As of January 28, 2007 and January 29, 2006, we had 19 stores included in our closed store reserve, of which 12 were under sublease agreements. In addition to the stores under sublease agreements as of January 28, 2007, we have assumed that five stores will have sublease income in future periods, which represents a $4.5 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $1.0 million. We closed 10 stores in fiscal 2006 of which one closed as scheduled due to lease expiration and three stores closed under lease termination agreements. We closed seven stores in fiscal 2005, of which two stores closed as scheduled due to lease expiration and two stores were closed under lease termination agreements. The closed store reserves were as follows (in thousands):

	January 28,	January 29,
	2007	2006

Total remaining gross occupancy costs	$44,234	$47,485
Less:
Expected sublease income	(35,284)	(36,002)
Interest costs	(1,261)	(1,879)

Closed store reserve	$7,689	$9,604

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.4 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies as of January 28, 2007, we retained an initial risk of loss of $0.5 million for each policy per occurrence. We establish reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of January 28, 2007 and January 29, 2006, we had approximately $67.9 million and $54.2 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 28, 2007 and January 29, 2006 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

We accrue for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based upon our view of the likely outcomes of current and future audits. We adjust our accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. At January 28, 2007, we had an accrual for income tax contingencies of $12.8 million. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, we must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or we determine that a liability to a taxing authority is no longer probable, the contingency is reversed as a reduction of income tax expense in the period the determination is made.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Fiscal Year Ended
	Jan. 28,	Jan. 29,	Jan. 30,
	2007	2006	2005

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.1	68.8	69.1

Gross profit	30.9	31.2	30.9
Operating, general and administrative expenses	23.3	22.9	23.2

Operating income	7.6	8.3	7.7
Interest income	0.2	0.2	0.1
Interest expense	(1.0)	(0.8)	(0.6)

Income before income tax expense	6.9	7.7	7.2
Income tax expense	2.5	2.8	2.5

Net income	4.4%	4.9%	4.7%

Fiscal 2006 Compared to Fiscal 2005

Net Sales

Fiscal 2006 net sales increased $473.4 million, or 12.6%, to $4.2 billion, compared to net sales of $3.8 billion in fiscal 2005, due to the addition of 82 net new stores since January 29, 2006 and a 5.0% increase in comparable store sales for fiscal 2006. Our comparable store sales growth was 4.2% for fiscal 2005. We believe the increase in our comparable store sales growth rate during fiscal 2006 as compared to fiscal 2005 was due to general economic conditions. Fiscal 2005 included a dramatic increase in fuel prices which affected consumer spending. In addition, we lost 437 days of sales from temporary store closures due to the effect of hurricanes in the third quarter of fiscal 2005.

Services sales, which are included in our net sales and include grooming, training, boarding and day camp operations, increased by 25.8%, or $77.2 million, to $376.0 million. This increase was primarily due to continued strong demand for our grooming and training services as well as the addition of 30 new PetsHotels during fiscal 2006.

Gross Profit

Gross profit decreased to 30.9% of net sales for fiscal 2006 from 31.2% for fiscal 2005.

Services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales as we include service-related labor in cost of sales in the Consolidated Statements of Operations and Comprehensive Income; however, services generate higher operating margins than product sales. In addition, we opened 30 PetsHotels in fiscal 2006 compared to 16 in fiscal 2005. PetsHotels have higher costs as a percentage of revenue in the first several years.

We also experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a reduction in sales, in fiscal 2006 compared to fiscal 2005.

Also contributing to the gross profit percentage decline was a revision of our early pay discounts recognition policy. Historically, discounts were recognized as they were taken against payments. Under our revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold. We recorded a $3.9 million charge in the second quarter of fiscal 2006 for this change. We do not anticipate this recognition policy change will have a material impact on our future results of operations.

We also incurred approximately $3.6 million additional expense in the second and third quarter of fiscal 2006 as well as a shift in mix from higher margin hard-goods towards consumables primarily in the second quarter of fiscal 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center. In addition, we had some higher costs in our supply chain to increase service levels to our stores during the holiday season.

These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives. In addition, fiscal 2005 included charges to increase our inventory obsolescence reserve, and we did not experience the same level of obsolescence expense in fiscal 2006. We also capitalized more costs into ending inventory as a percentage of revenue in fiscal 2006 compared to fiscal 2005.

Operating, General and Administrative Expenses

Operating, general and administrative expenses increased as a percentage of net sales to 23.3% for fiscal 2006 from 22.9% for fiscal 2005.

Net expenses resulting from legal settlements reflected a year-over-year increase. Fiscal 2006 included a $3.4 million expense to accrue for an ongoing legal proceeding. Fiscal 2005 included reductions in expenses from an $8.5 million legal settlement gain and a $2.8 million credit card settlement gain. Fiscal 2005 also included a reduction in expense due to a correction in stock-based compensation.

We accelerated several initiatives, which include strengthening our distribution processes, improving our information systems and investing in our associates and their education, originally planned for fiscal 2007 and 2008 into 2006. Also contributing to the increased expenses was the review of a potential acquisition we ultimately chose not to pursue. Other professional fees also increased as we invested in projects to continue to improve our supply chain and information technology infrastructure.

The increased expenses described above were partially offset by several factors. We saw a decrease in advertising expense due to higher expenses for our “Mart to Smart” advertising initiative in fiscal 2005. We have also allocated more of our marketing spending to PetPerks promotional offers in fiscal 2006, which are recorded as a reduction of sales. Depreciation expense in fiscal 2006 was lower as a percentage of revenue compared to fiscal 2005, as a significant asset reached the end of its depreciable life in fiscal 2006. Stock compensation expense was lower as a percentage of revenue in fiscal 2006 compared to fiscal 2005 due to higher forfeitures in fiscal 2006 as well as a change in forfeiture assumptions for the remaining options and restricted stock.

Interest Income

Interest income increased to $10.6 million during fiscal 2006 compared to $9.0 million during fiscal 2005 primarily due to higher rates of return on our investments in auction rate securities.

Interest Expense

Interest expense increased to $42.3 million for fiscal 2006, from $31.2 million for fiscal 2005. The increase was primarily due to an increase in capital lease obligations in fiscal 2006.

Income Tax Expense

In fiscal 2006, the $105.0 million income tax expense represents an effective rate of 36.2%, compared with fiscal 2005 income tax expense of $106.7 million, which represents an effective tax rate of 36.9%.

During fiscal 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. We also recorded tax benefits of approximately $3.0 million primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits.

During fiscal 2005, we recorded a reduction to income tax expense of approximately $6.1 million as the period of assessment, during which additional tax may be imposed for years prior to fiscal 2002, expired for several jurisdictions. As a result, we determined that approximately $6.5 million of tax contingency reserves were no longer required, with approximately $0.4 million as an increase to additional paid-in-capital. We also recorded additional tax expense of approximately $4.3 million resulting from corrections of our deferred tax assets.

Fiscal 2005 Compared to Fiscal 2004

Net Sales

Fiscal 2005 net sales increased $397.0 million, or 11.8%, to $3.8 billion, compared to net sales of $3.4 billion in fiscal 2004, due to the addition of 100 net new stores and a 4.2% increase in comparable store sales for fiscal 2005. Our comparable store sales growth was 6.3% for fiscal 2004. We believe the decrease in our comparable store sales growth rate during fiscal 2005 as compared to fiscal 2004 was due to general economic conditions, including increased fuel prices, which caused a decrease in consumer spending. In addition, we lost 437 days of sales from store closures due to the effect of hurricanes in the third quarter of fiscal 2005.

Services sales, which are included in our net sales and include grooming, training, boarding and day camp operations, increased by 24.2%, or $58.2 million, to $298.9 million. This increase was primarily due to an increase in grooming volume during fiscal 2005.

Gross Profit

Gross profit increased as a percentage of net sales to 31.2% for fiscal 2005, from 30.9% for fiscal 2004. The increase reflects higher margins on product sales due to improved buying practices, our ongoing pricing strategies and increased inventory levels resulting in more of our costs capitalized in inventory. These increases were partially offset by various fixed and variable expenses in cost of sales including occupancy, warehousing and transportation costs and inventory-related costs.

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

Operating, General and Administrative Expenses

Operating, general and administrative expenses, or OG&A, decreased as a percentage of net sales to 22.9% for fiscal 2005, from 23.2% for fiscal 2004. This decrease was primarily driven by decreases in compensation costs and legal settlements; partially offset by increases in advertising and store opening expenses. Compensation costs decreased as a result of a reduction in stock-based compensation recognized, charges incurred in fiscal 2004 related to workers’ compensation reserves which were not incurred at the same levels in fiscal 2005 and lower bonus expense recognized in fiscal 2005. Legal settlements recorded as a reduction of OG&A expenses were larger in fiscal 2005 as compared to fiscal 2004 primarily due to a one-time legal settlement recorded in the first quarter of fiscal 2005 and a Visa/Mastercard settlement recorded in the fourth quarter of fiscal 2005. Advertising expenses increased as a result of our “Mart” to “Smart” advertising initiative. Store opening expenses increased as a result of an increase in new store openings and the timing of openings.

Interest Income

Interest income increased to $9.0 million during fiscal 2005 compared to $4.8 million during fiscal 2004 primarily due to an increase in interest rates.

Interest Expense

Interest expense increased to $31.2 million for fiscal 2005, from $21.3 million for fiscal 2004. The increase was primarily due to an increase in capital lease obligations in fiscal 2005.

Income Tax Expense

For fiscal 2005, income tax expense was $106.7 million representing an effective rate of 36.9%. For fiscal 2004, income tax expense of $83.4 million represented an effective rate of 34.6%. The increase in the effective tax rate from fiscal 2004 to fiscal 2005 was primarily due to a tax benefit of $7.7 million recorded in fiscal 2004 related to the expected utilization of $22.1 million of net operating losses previously considered unavailable.

We also recorded additional tax expense of $2.0 million in the fourth quarter of fiscal 2005 and $2.3 million in the third quarter of 2005 resulting primarily from adjustments to deferred tax assets and liabilities. Offsetting these increases to the effective rate, during the third quarter of fiscal 2005, we recorded a reduction to income tax expense of $6.1 million related to reductions in certain tax reserves that we determined would no longer be needed.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

The following table represents our cash and cash equivalents, short-term investments and restricted cash and short-term investments (in thousands):

	January 28,	January 29,
	2007	2006

Cash and cash equivalents	$148,799	$110,415
Short-term investments	19,200	219,900
Restricted cash and short-term investments	60,700	—

Total	$228,699	$330,315

We manage our cash, cash equivalents, short-term investments and restricted cash and short-term investments to fund operating requirements. Cash and cash equivalents increased $38.4 million to $148.8 million as of January 28, 2007. Short-term investments decreased $200.7 million to $19.2 million as of January 28, 2007. Short-term investments mainly consist of auction rate securities, or ARS. ARS generally have long-term maturities beyond three months but are priced and traded as short-term instruments. Restricted cash and short-term investments, including $57.4 million in ARS, represent funds used to guarantee our letters of credit under our letter of credit facility established during the second quarter of fiscal 2006.

Cash provided by operations decreased $50.7 million to $289.3 million in 2006, compared with $339.9 million in fiscal 2005. Cash provided by operating activities was generated primarily by net income of $185.1 million and non-cash depreciation and amortization expenses of $156.9 million and stock-based compensation of $19.3 million. Cash is used in operating activities primarily to fund growth in merchandise inventory and other assets, net of accounts payable and other accrued liabilities. Merchandise inventory increased to $487.4 million at January 28, 2007 compared to $399.4 million at January 29, 2006. Accounts payable increased by $8.5 million primarily as a result of increased merchandise inventory levels. Accrued payroll, bonus and employee benefits increased $17.0 million due to increased reserves for worker’s compensation activity, increased bonus accruals and timing of payroll related payments.

Our primary long-term capital requirements consist of opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. For fiscal 2006, we used $241.1 million in cash for capital expenditures, compared with $165.7 million for fiscal 2005. The fiscal 2006 expenditures were primarily related to new stores, remodel projects, information systems projects and fixtures and equipment for a new distribution center.

Net cash used in financing activities for fiscal 2006 was $145.0 million, which is comprised primarily of $161.9 million for the purchase of treasury stock, $19.0 million for payments on capital lease obligations and $16.7 million for dividends, offset by $36.8 million in proceeds and tax benefits from stock issued under our equity incentive plans and a $15.7 million increase in our bank overdraft. The primary difference between fiscal 2006 and 2005 was a change in the amount of treasury stock purchased.

Common Stock Purchase Program

In April 2000, the Board of Directors approved a program to purchase our common stock. In March 2003, the Board of Directors extended the term of the purchase of our common stock for an additional three years through March 2006 and increased the authorized amount of annual purchases to $35.0 million. In September 2004, the Board of Directors approved a program, which replaced the March 2003 program, authorizing the purchase of up to $150.0 million of our common stock through fiscal 2005. During the first quarter of fiscal 2005, we purchased approximately 3.6 million shares of our common stock for $105.0 million, which completed the authorized purchase of $150.0 million of our common stock under the September 2004 program.

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the June 2005 share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007.

During fiscal 2006, we purchased approximately 6.3 million shares of our common stock for approximately $161.9 million under the June 2005 share purchase program. At January 28, 2007, the amount remaining under the June 2005 share purchase program was $89.9 million.

Common Stock Dividends

We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. In fiscal 2006, the Board of Directors declared the following dividends:

	Dividend Amount	Stockholders of
Date Declared	per Share	Record Date	Date Paid

March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
December 12, 2006	$0.03	January 26, 2007	February 9, 2007

On March 27, 2007, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 11, 2007 to stockholders of record on April 27, 2007.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 82 net new stores in fiscal 2006. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect capital spending to be approximately $250.0 million to $260.0 million for fiscal 2007, to open new stores and new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in fiscal 2007, and a new distribution center in Reno, Nevada which is expected to open in fiscal 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.

In addition, we plan to purchase 19 Super Pet stores in Canada, as described in Note 17 to the Notes to Consolidated Financial Statements.

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

Lease and Other Commitments

Operating and Capital Lease Commitments and Purchase Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and includes obligations for executed agreements for which we do not yet have the right to control the use of the property at January 28, 2007, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Fiscal Year
		2008 &	2010 &	2012 and
Contractual Obligation(1)	2007	2009	2011	Beyond	Total

Operating lease obligations	$248,440	$501,235	$466,859	$1,076,734	$2,293,268
Capital lease obligations(2)	72,122	157,605	161,475	544,460	935,662
Purchase obligations(3)	10,525	—	—	—	10,525

Total	$331,087	$658,840	$628,334	$1,621,194	$3,239,455
Less: Sublease income	(4,972)	(9,211)	(7,909)	(12,784)	(34,876)

Net Total	$326,115	$649,629	$620,425	$1,608,410	$3,204,579

(1)	At January 28, 2007, we had no long-term debt other than capital lease obligations.

(2)	Includes $355.1 million in interest.

(3)	Represents purchase obligation for advertising.

Lease Contingencies

In December 1997, we entered into operating lease agreements for a pool of 11 properties. Under the agreements, in year ten of the lease, we must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In January 2007, we elected the cancellation option on two leases, the purchase option on three leases, and an extension on the remaining six leases with a change in rent payments to occur in January 2008. The landlords for the leases where we elected the cancellation option must respond to our election by June 2007. The landlords for the leases where we made an offer to purchase must respond to our offer by September 2007. The landlords for the leases where we elected to change rent payments must respond to our election by November 2007. We do not believe that the impact of these leases and elections will be material to our consolidated financial statements.

In May 1998, we entered into additional operating lease agreements for a pool of eight properties. Under the agreements, in year ten of the lease, we must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. The decision date for each property is May 2007 with any payment under these options to occur in May 2008. We are currently evaluating our options under the lease agreements to determine the impact on our consolidated financial statements.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of January 28, 2007, $51.6 million was outstanding under our letters of credit.

Related Party Transactions

We have an investment in MMIH, a provider of veterinary and other pet-related services. MMIH operates full-service veterinary hospitals inside 596 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, our Chairman and Chief Executive Officer, and Robert F. Moran, our President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock. During fiscal 2006, we purchased an additional $4.4 million of MMIH capital stock from certain MMIH shareholders, and as of January 28, 2007, we owned approximately 17.8% of the voting stock and approximately 37.2% of the combined voting and non-voting stock of MMIH. On February 28, 2007, we announced an agreement to increase our portion of the voting shares of MMIH and decrease our portion of non-voting shares. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

We charge MMIH licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $21.4 million in fiscal 2006, $16.3 million in fiscal 2005 and $13.1 million in fiscal 2004. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMIH totaled $6.9 million and $5.4 million at January 28, 2007 and January 29, 2006, respectively, and were included in receivables in the Consolidated Balance Sheets.

In March 2005, we entered into a merchandising agreement with MMIH and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet food in our stores with an operating Banfield Pet Hospital. As of January 28, 2007 and January 29, 2006, we had $0.4 million and $1.2 million, respectively, payable to MMIH included in other current liabilities in the Consolidated Balance Sheets as a result of activity under this merchandising agreement.

Credit Facility

We have an available credit facility of $125.0 million, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also provides us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of January 28, 2007, there were no borrowings or letter of credit issuances under the credit facility.

On June 30, 2006, we amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65.0 million. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of January 28, 2007, we had $51.6 million in outstanding letters of credit under this stand-alone letter of credit facility. As of January 28, 2007, we had $60.7 million of restricted cash and short-term investments, including $57.4 million in ARS on deposit with the lenders in connection with the outstanding letters of credit under this facility. We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.

The credit facility and letter of credit facility permit the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and letter of credit facility. As of January 28, 2007, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property. In February 2007, we increased the letter of credit facility to $70.0 million.

Seasonality and Inflation

Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses, such as advertising, could fluctuate from quarter-to-quarter in a fiscal year. Net sales of certain products and services designed to address pet health needs are seasonal. Because our stores typically draw customers from a large trade area, net sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store openings and related preopening costs, the amounts of net sales contributed by new and existing stores and the timing and estimated obligations of store closures, our quarterly results may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of net sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as these costs are incurred. While neither inflation nor deflation has had, nor do we expect them to have, a material impact on operating results, we can make no assurances that our business will not be affected by inflation or deflation in the future.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission, or SEC, released Staff Accounting Bulletin, or SAB, No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material effect on our consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating FIN No. 48 to determine its impact on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine its impact on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine its impact on our consolidated financial statements.

Other Information

Consistent with Section 10A(i)(2) of the Securities Exchange Act of 1934, as added by Section 202 of the Sarbanes-Oxley Act of 2002, PetSmart is responsible for listing the non-audit services approved in the fourth quarter of fiscal 2006 by the PetSmart Audit Committee to be performed by Deloitte & Touche LLP, our independent registered public accountants. Non-audit services are defined in the law as services other than those provided in connection with an audit or a review of the consolidated financial statements of PetSmart. The Audit Committee approved $0.2 million of non-audit related tax services in the fourth quarter of fiscal 2006.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risks

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Energy Costs

Increased fuel prices have negatively impacted our results of operations during fiscal 2006. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over fiscal 2005. The fuel surcharge difference was primarily in the first and second quarter of fiscal 2006. However, freight expense as a percentage of net sales was lower in fiscal 2006 due to a reduction in average miles driven per store as a result of our new distribution center and better truck space utilization. The improvement in mileage driven per store and truck utilization offset increases in fuel prices. In addition, utilities costs have increased between the periods.

Foreign Currency Risk

Our Canadian subsidiary operates 33 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $133.0 million, or 3.1%, of our net sales for fiscal 2006 were denominated in the Canadian dollar. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.

We had a net exchange gain (loss) of $(0.4) million, $0.2 million and $2.4 million in fiscal 2006, 2005 and 2004, respectively.

Interest Rate Risk

We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during fiscal 2006 or 2005.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

PetSmart maintains disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of January 28, 2007, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within the entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be discussed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America appropriate in the circumstances and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the Consolidated Financial Statements.

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Board of Directors, applicable to all PetSmart Directors and all officers and employees of PetSmart and our subsidiaries.

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

We assessed the effectiveness of our internal control over financial reporting as of January 28, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that PetSmart maintained effective internal control over financial reporting as of January 28, 2007.

On an annual basis, Deloitte & Touche LLP, an independent registered public accounting firm, is appointed by the Audit Committee of our Board of Directors, subject to ratification by our stockholders. Deloitte & Touche LLP has audited and reported on the Consolidated Financial Statements of PetSmart and our subsidiaries and our assessment of the effectiveness of our internal control over financial reporting. The reports of the independent registered public accounting firm are contained in this Annual Report.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Independent Registered Public Accountant Firm Report on Internal Control Over Financial Reporting

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that PetSmart, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of January 28, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of January 28, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 28, 2007 of the Company and our report dated March 27, 2007 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2007

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors” and “Section 16(d) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 20, 2007.

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

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

The information required by this item is incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” and “Director Compensation” in our proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans” in our proxy statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference from the information under the caption “Certain Relationships and Transactions” in our proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal 2006 and 2005” in our proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements:  The consolidated financial statements of PetSmart are included as Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

2. Consolidated Financial Statement Schedule:  The financial statement schedule required under the related instructions is included within Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

3. Exhibits:  The exhibits which are filed with this Annual Report or which are incorporated herein by reference are set forth in the Exhibit Index on page E-1.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2007.

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

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	March 27, 2007

/s/ TIMOTHY E. KULLMAN Timothy E. Kullman	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 27, 2007

/s/ RAYMOND L. STORCK Raymond L. Storck	Vice President, Finance, Chief Accounting Officer (Principal Accounting Officer)	March 27, 2007

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	March 27, 2007

/s/ RITA V. FOLEY Rita V. Foley	Director	March 27, 2007

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 27, 2007

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 27, 2007

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 27, 2007

Signature	Title	Date

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 27, 2007

/s/ RONALD KIRK Ronald Kirk	Director	March 27, 2007

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 27, 2007

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 27, 2007

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 27, 2007

/s/ JEFFERY W. YABUKI Jeffery W. Yabuki	Director	March 27, 2007

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of PetSmart
3	.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart
3	.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart
3	.4*	Bylaws of PetSmart, as amended
4.1		Reference is made to Exhibit 3.1 through 3.4
4	.2(5)	Form of Stock Certificate
4	.3(6)	Rights Agreement, dated as of August 4, 1997, between PetSmart and Norwest Bank Minnesota, N.A.
10	.1(7)	Form of Indemnity Agreement between PetSmart and its Directors and Officers
10	.2†(8)	2003 Equity Incentive Plan
10	.3†(9)	1996 Non-Employee Directors’ Equity Plan, as amended
10	.4†(10)	1997 Equity Incentive Plan, as amended
10	.5†(11)	2002 Employee Stock Purchase Plan
10	.6(12)	Form of Restricted Stock Bonuses
10	.7(24)	Credit Agreement among PetSmart, certain lenders, and Administrative Lender, dated as of November 21, 2003, as Amended and Restated
10	.9(13)	Form of Promissory Note with executive officers
10	.10(25)	Non-Qualified Deferred Compensation Plan, as amended
10	.11†(14)	Executive Short Term Incentive Plan, as amended
10	.12(15)	Employment Agreement, between PetSmart and Philip L.Francis, Chairman of the Board of Directors and Chief Executive Officer
10	.13(16)	Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer
10	.14(17)	Offer Letter, between PetSmart and Timothy E. Kullman, Senior Vice President, Chief Financial Officer
10	.15(18)	Form of Offer Letter between PetSmart and executive officers
10	.16(19)	Amended and Restated Executive Change in Control and Severance Benefit Plan
10	.17(20)	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.18(21)	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.19(22)	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.20(30)	Summary of Directors’ Compensation
10	.21†*	2006 Equity Incentive Plan
10	.22(26)	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan
10	.23(27)	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan
10	.24(28)	Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.

Exhibit
Number		Description of Document

10	.25(29)	First Amendment to Amended and Restated Credit Agreement and Security Agreements, dated June 30, 2006, among PetSmart, Inc., Bank of America, N.A., as Issuing Bank, Fleet Retail Group, LLC, as Administrative Agent and Collateral Agent, Wachovia Capital Finance Corporation (Western), as Co-Agent, and solely for purposes of Section 11 thereof, Authority Pet Food Company, Pacific Coast Distributing, Inc., Petstuff Canada (USA) Holdings, Inc., Petstuff Nova Scotia, Inc., Pet Wise, Inc. ,3003300 Nova Scotia Company, Petscard, LLC, and Petsmart Leasing, Inc.
10	.26(4)	Separation Agreement with Timothy E. Kullman, dated December 12, 2006
23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1(23)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32	.2(23)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 10.23 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on December 15, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 99.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(7)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(8)	Incorporated by reference to Exhibit B to PetSmart’s Proxy Statement (File No. 0-21888), filed on May 12, 2004.

(9)	Incorporated by reference to Exhibit 10.5 to PetSmart’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(10)	Incorporated by reference to Exhibit 10.4 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(11)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002.

(12)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(13)	Incorporated by reference to Exhibit 10.9 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(14)	Incorporated by reference to Exhibit 10.11 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(15)	Incorporated by reference to Exhibit 10.12 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(16)	Incorporated by reference to Exhibit 10.13 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(17)	Incorporated by reference to Exhibit 10.11 to PetSmart’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002 (File No. 0-21888), filed on September 18, 2002.

(18)	Incorporated by reference to Exhibit 10.15 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(19)	Incorporated by reference to Exhibit 10.16 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on December 15, 2006.

(20)	Incorporated by reference to Exhibit 10.17 to PetSmart’s Quarterly Report on Form 10-Q for the twenty-six weeks ended August 1, 2004 (File No. 0-21888) filed on September 8, 2004.

(21)	Incorporated by reference to Exhibit 10.20 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on February 3, 2006.

(22)	Incorporated by reference to Exhibit 10.19 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed February 7, 2005.

(23)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(24)	Incorporated by reference to Exhibit 10.7 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 15, 2004.

(25)	Incorporated by reference to Exhibit 10.10 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 1, 2004 (File No. 0-21888), filed on April 15, 2004.

(26)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on June 28, 2006.

(27)	Incorporated by reference to Exhibit 10.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on June 28, 2006.

(28)	Incorporated by reference to Exhibit 10.21 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on July 3, 2006.

(29)	Incorporated by reference to Exhibit 10.22 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on July 3, 2006.

(30)	Incorporated by reference to the same numbered exhibit to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 26, 2006.

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of January 28, 2007 and January 29, 2006, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended January 28, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of January 28, 2007 and January 29, 2006, and the results of their operations and their cash flows for each of the three years in the period ended January 28, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of January 28, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2007

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	January 28,	January 29,
	2007	2006

ASSETS
Cash and cash equivalents	$148,799	$110,415
Short-term investments	19,200	219,900
Restricted cash and short-term investments	60,700	—
Receivables, net	36,541	36,902
Merchandise inventories	487,400	399,413
Deferred income taxes	39,580	26,254
Prepaid expenses and other current assets	51,049	47,612

Total current assets	843,269	840,496
Property and equipment, net	1,032,421	857,658
Long-term investments	38,065	33,667
Deferred income taxes	97,648	92,092
Goodwill	14,422	14,422
Intangible assets, net	1,156	1,605
Other noncurrent assets	26,496	23,751

Total assets	$2,053,477	$1,863,691

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft.	$179,638	$155,424
Accrued payroll, bonus and employee benefits	120,801	103,827
Accrued occupancy expenses and deferred rents	44,972	42,425
Current maturities of capital lease obligations	17,667	12,559
Other current liabilities	155,304	148,495

Total current liabilities	518,382	462,730
Capital lease obligations	431,334	351,564
Deferred rents and other noncurrent liabilities	102,867	108,647

Total liabilities	1,052,583	922,941

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 155,782 and 153,024 shares issued	16	15
Additional paid-in capital	1,024,630	970,664
Retained earnings	516,961	348,442
Accumulated other comprehensive income	1,128	1,606
Less: treasury stock, at cost, 20,313 and 14,027 shares	(541,841)	(379,977)

Total stockholders’ equity	1,000,894	940,750

Total liabilities and stockholders’ equity	$2,053,477	$1,863,691

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005
	(In thousands, except per share data)

Net sales	$4,233,857	$3,760,499	$3,363,452
Cost of sales	2,926,087	2,587,498	2,324,865

Gross profit	1,307,770	1,173,001	1,038,587
Operating, general and administrative expenses	985,936	861,621	781,248

Operating income	321,834	311,380	257,339
Interest income	10,551	9,037	4,791
Interest expense	(42,268)	(31,208)	(21,326)

Income before income tax expense	290,117	289,209	240,804
Income tax expense	105,048	106,719	83,351

Net income	185,069	182,490	157,453
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(478)	(12)	160

Comprehensive income	$184,591	$182,478	$157,613

Earnings per common share:
Basic	$1.36	$1.30	$1.09

Diluted	$1.33	$1.25	$1.05

Weighted average shares outstanding:
Basic	135,836	140,791	143,888

Diluted	139,537	145,577	149,652

Dividends declared per common share	$0.12	$0.12	$0.12

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid-In	Retained	Income	Treasury
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share data)

BALANCE AT FEBRUARY 1, 2004	144,813	(1,406)	$14	$807,257	$42,898	$1,458	$(34,977)	$816,650
Stock options and employee stock purchase plan compensation cost				23,640				23,640
Tax benefits from tax deductions in excess of the compensation cost recognized				28,667				28,667
Issuance of common stock under stock incentive plans	4,212		1	39,954				39,955
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	492			4,812				4,812
Dividends declared ($0.12 per share)					(17,392)			(17,392)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						160		160
Purchase of treasury stock, at cost		(2,681)					(79,998)	(79,998)
Net income					157,453			157,453

BALANCE AT JANUARY 30, 2005	149,517	(4,087)	15	904,330	182,959	1,618	(114,975)	973,947
Stock options and employee stock purchase plan compensation cost				12,564				12,564
Tax benefits from tax deductions in excess of the compensation cost recognized				10,856				10,856
Issuance of common stock under stock incentive plans	2,773			33,058				33,058
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	734			9,856				9,856
Dividends declared ($0.12 per share)					(17,007)			(17,007)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(12)		(12)
Purchase of treasury stock, at cost		(9,940)					(265,002)	(265,002)
Net income					182,490			182,490

BALANCE AT JANUARY 29, 2006	153,024	(14,027)	15	970,664	348,442	1,606	(379,977)	940,750
Stock options and employee stock purchase plan compensation cost				9,936				9,936
Tax benefits from tax deductions in excess of the compensation cost recognized				5,989				5,989
Issuance of common stock under stock incentive plans	2,172		1	28,625				28,626
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	586			9,416				9,416
Dividends declared ($0.12 per share)					(16,550)			(16,550)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(478)		(478)
Purchase of treasury stock, at cost		(6,286)					(161,864)	(161,864)
Net income					185,069			185,069

BALANCE AT JANUARY 28, 2007	155,782	(20,313)	$16	$1,024,630	$516,961	$1,128	$(541,841)	$1,000,894

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$185,069	$182,490	$157,453
Depreciation and amortization	156,941	139,625	107,835
Loss on disposal of property and equipment	8,727	2,892	4,755
Stock-based compensation expense	19,320	22,398	28,452
Deferred income taxes	(18,882)	(16,602)	(5,844)
Tax benefits from tax deductions in excess of the compensation cost recognized	(8,222)	(12,860)	(28,667)
Non-cash interest expense	5,647	3,161	1,749
Changes in assets and liabilities:
Receivables, net	1,832	(9,751)	(10,111)
Merchandise inventories	(87,867)	(61,745)	(27,727)
Prepaid expenses and other current assets	(3,276)	(3,154)	(14,434)
Other noncurrent assets	(2,555)	(5,332)	(3,436)
Accounts payable	9,732	25,760	8,205
Accrued payroll, bonus and employee benefits	17,058	16,904	13,322
Accrued occupancy expenses and deferred rents	1,222	8,354	2,543
Other current liabilities	9,639	49,120	13,480
Deferred rents and other noncurrent liabilities	(5,094)	(1,314)	8,559

Net cash provided by operating activities	289,291	339,946	256,134

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale investments	(2,114,035)	(1,644,050)	(775,386)
Proceeds from sales of short-term available-for-sale investments	2,314,735	1,737,725	697,086
Increase in restricted cash and short-term investments	(60,700)	—	—
Cash paid for property and equipment	(241,106)	(165,737)	(143,628)
Increase in equity holdings	(4,398)	—	(773)
Proceeds from sales of property and equipment	1,579	262	456

Net cash used in investing activities	(103,925)	(71,800)	(222,245)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	28,626	33,058	39,955
Cash paid for treasury stock	(161,864)	(265,002)	(79,998)
Cash paid for capital lease obligations	(19,046)	(10,308)	(7,806)
Increase (decrease) in bank overdraft.	15,707	(2,698)	(6,721)
Tax benefits from tax deductions in excess of the compensation cost recognized	8,222	12,860	28,667
Cash dividends paid to stockholders	(16,654)	(17,203)	(15,893)

Net cash used in financing activities	(145,009)	(249,293)	(41,796)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(1,973)	4,530	2,404

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	38,384	23,383	(5,503)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	110,415	87,032	92,535

CASH AND CASH EQUIVALENTS AT END OF YEAR	$148,799	$110,415	$87,032

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies

Business

PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 28, 2007, the Company operated 908 retail stores. The Company offers a broad line of products for all the life stages of pets and pet services, which include professional grooming, training, boarding and day camp. PetSmart also offers pet products through an e-commerce site. As of January 28, 2007, PetSmart had full-service veterinary hospitals in 608 of its stores. Medical Management International, Inc., a third-party operator of veterinary hospitals, operated 596 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. See Notes 2 and 17 for a discussion of the Company’s ownership interest in Medical Management International, Inc. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany accounts and transactions are eliminated in consolidation.

As of January 28, 2007, the Company had no investments in which it had the ability to exercise significant influence over the investee. The Company accounts for investments for which it does not have the ability to exercise significant influence, and for which there is not a readily determinable market value, under the cost method of accounting. The Company periodically evaluates the carrying value of its investments accounted for under the cost method of accounting. See Note 17 for additional information.

Fiscal Year

The Company’s fiscal year consists of 52 or 53 weeks ending on the Sunday nearest January 31. Fiscal 2006, 2005 and 2004 each included 52 weeks. Unless otherwise specified, all references in these consolidated financial statements are to fiscal years.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Policies related to inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies require significant estimates. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

Segment Reporting

As of January 28, 2007, the Company had two operating segments, PetSmart North America, which included all retail locations, and PetSmart Direct, which included the e-commerce operations and the equine catalog. The Company evaluated its segment reporting requirements under Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information,” and determined the PetSmart Direct operating segment does not meet the quantitative thresholds for disclosure as a reportable operating segment.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

The Company’s financial instruments consist primarily of cash and cash equivalents and auction rate securities. These balances, as presented in the consolidated financial statements at January 28, 2007 and January 29, 2006, approximate their fair value.

Cash and Cash Equivalents

Under the Company’s cash management system, a bank overdraft balance exists for the Company’s primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. The Company’s funds are transferred on an as-needed basis to pay for clearing checks. As of January 28, 2007 and January 29, 2006, bank overdrafts of $55,964,000 and $40,257,000, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets. The Company considers any liquid investments with a maturity of three months or less at purchase to be cash equivalents.

Short-term Investments

The Company’s short-term investments consist primarily of Auction Rate Securities, or ARS, which represent funds available for current operations. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments are classified as available-for-sale and are carried at cost or par value, which approximates the fair market value. These securities have stated maturities beyond three months but are priced and traded as short-term instruments.

Restricted Cash and Short-term Investments

The Company is required to maintain a cash or cash equivalent deposit with the lenders of the Company’s letter of credit facility equal to the amount of the outstanding letters of credit, or in the case of ARS, must have an amount on deposit, which when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit.

Vendor Rebates and Promotions

The Company receives vendor allowances, in the form of rebates and promotions, from agreements made with certain merchandise suppliers. The Company records rebate income as a reduction of cost of sales, and cooperative promotional income is recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Rebates are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Unearned vendor rebates recorded as a reduction of inventory and the uncollected amounts of vendor rebates and promotional income remaining in receivables in the Consolidated Balance Sheets as of January 28, 2007 and January 29, 2006, were not material.

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

Total procurement and distribution costs charged to cost of sales during fiscal 2006, 2005 and 2004 were $240,807,000, $203,618,000 and $183,710,000, respectively. Procurement and distribution costs remaining in inventory as of January 28, 2007 and January 29, 2006, were $51,134,000 and $39,093,000, respectively.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Cost of sales includes the following types of expenses:

•	Purchase price of merchandise inventories sold;

•	Transportation costs associated with moving merchandise inventories from the Company’s vendors to its distribution centers and its retail stores;

•	Transportation costs associated with moving merchandise inventories from its distribution centers to its retail stores;

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating its distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

•	Costs of services provided, including salaries of groomers, trainers and PetsHotel associates;

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage and handling of merchandise inventories;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for vendor rebates, promotions and discounts.

Inventory Valuation Reserves

The Company has established reserves for estimated inventory shrinkage between physical inventories. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter or perform an annual physical inventory. Stores perform physical inventories at least once a year, and between the physical inventories, the stores perform counts on certain inventory items. Most of the stores do not perform physical inventories during the last quarter of the fiscal year due to the holiday season, but continue to perform counts on certain inventory items. As of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, the Company estimates the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

The Company also has reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. The Company evaluates inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded so that inventories reflect the approximate net realizable value. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, the Company may require additional reserves.

As of January 28, 2007 and January 29, 2006, the Company’s inventory valuation reserves were $16,738,000 and $14,265,000, respectively.

Property and Equipment

Property and equipment is recorded at cost less accumulated depreciation and amortization. Depreciation is provided on buildings, furniture, fixtures and equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Computer software consists primarily of third-party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. Once the project is in the development phase, external

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

consulting costs, as well as internal labor costs, are capitalized. Training costs, data conversion costs and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures and equipment are expensed as incurred.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows. The Company conducts this review annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, the Company will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals.

The Company’s property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	3 - 20 years
Computer software	3 - 7 years

Goodwill and Intangible Assets

The Company accounts for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill of $14,422,000 as of January 28, 2007 and January 29, 2006, represents the excess of the cost of acquired businesses over the fair market value of their net assets.

Intangible assets consisted solely of servicemarks and trademarks that have an estimated useful life of 10 to 15 years. The servicemarks and trademarks have zero residual value. Changes in the carrying amount for fiscal 2006 and 2005 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net

Balance, January 30, 2005	$4,994	$(2,625)	$2,369
Changes	76	(400)	(324)
Write-off	(1,321)	881	(440)

Balance, January 29, 2006	3,749	(2,144)	1,605
Changes	18	(248)	(230)
Write-off	(1,005)	786	(219)

Balance, January 28, 2007	$2,762	$(1,606)	$1,156

Amortization expense for the intangible assets was $253,000, $359,000 and $356,000 during fiscal 2006, 2005 and 2004, respectively. For fiscal years 2007 through 2011, the Company estimates the amortization expense to be approximately $190,000 each year.

Insurance Liabilities and Reserves

The Company maintains standard property and casualty insurance on all its properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.4 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under the Company’s casualty and workers’ compensation insurance policies as of January 28, 2007, it retained an initial risk of loss of $500,000 for each policy per occurrence. The Company establishes reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of January 28, 2007 and January 29, 2006, the Company had approximately $67,937,000 and $54,246,000, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Reserve for Closed Stores

The Company continuously evaluates the performance of its retail stores and periodically closes those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. The Company establishes reserves for future occupancy payments on closed stores in the period the store closes in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal.” The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. The Company calculates the cost for future occupancy payments, net of sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and the Company can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

The Company establishes deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. The Company records a valuation allowance on the deferred income tax assets to reduce the total to an amount it believes is more likely than not to be realized. Valuation allowances at January 28, 2007 and January 29, 2006 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.

The Company accrues for potential income tax contingencies when it is probable that a liability to a taxing authority has been incurred and the amount of the liability can be reasonably estimated, based on its view of the likely outcomes of current and future audits. The Company adjusts its accrual for income tax contingencies for changes in circumstances and additional uncertainties, such as amendments to existing tax law, both legislated and concluded through the various jurisdictions’ tax court systems. If the amounts ultimately settled with tax authorities are greater than the accrued contingencies, the Company must record additional income tax expense in the period in which the assessment is determined. To the extent amounts are ultimately settled for less than the accrued contingencies, or the Company determines that a liability to a taxing authority is no longer probable, the Company reverses the contingency as a reduction of income tax expense in the period the determination is made.

The Company operates in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 28,	January 29,
	2007	2006

Accrued income and sales tax	$31,042	$34,986
Accounts payable — operating expenses	23,716	24,182
Accrued capital purchases	23,090	23,310
Accrued general liability insurance reserve	13,555	11,514
Gift card liability	12,775	10,755
Deferred revenue	5,807	6,286
Other current liabilities	45,319	37,462

	$155,304	$148,495

Revenue Recognition

The Company recognizes revenue and the related cost of sales (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” The Company recognizes revenue for store sales when the customer receives and pays for the merchandise at the register. E-commerce and catalog sales are recognized at the time the Company estimates that the customer receives the product. The Company estimates and defers revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of January 28, 2007 and January 29, 2006. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of sales.

Upon the sale of a gift card, deferred revenue is established for the cash value of the gift card. Deferred revenue is relieved and the sale is recorded upon redemption.

The Company records allowances for estimated returns based on historical return patterns.

Revenue is recognized net of applicable sales tax in the Consolidated Statements of Operations and Comprehensive Income. The Company records sales tax liability in other current liabilities on the Consolidated Balance Sheets.

Vendor Concentration Risk

The Company purchases merchandise inventories from several hundred vendors worldwide. Sales of products from its two largest vendors approximated 15.7%, 15.1% and 15.2% of the Company’s net sales for fiscal 2006, 2005 and 2004, respectively.

Advertising

The Company charges advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit, and classifies advertising costs within operating, general and administrative expenses. Total advertising expenditures, net of cooperative income, including direct response advertising, were $86,333,000, $90,454,000 and $70,675,000 for fiscal 2006, 2005 and 2004, respectively. Direct response advertising consists primarily of product catalogs. The capitalized costs of the direct response advertising are amortized over the six-month to one-year period following the mailing of the respective catalog and were not material as of January 28, 2007 and January 29, 2006.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock-based Compensation

Prior to January 31, 2005, the Company accounted for stock-based compensation plans under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-based Compensation.” Effective January 31, 2005, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, using the modified retrospective transition method, which allows the adjustment of prior periods by recognizing compensation cost in the amounts previously reported in the pro forma footnote disclosure under the provisions of SFAS No. 123.

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

Foreign Currency Translation and Transactions

The local currency has been used as the functional currency in Canada. The Company translates assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translates revenues and expenses at the average exchange rate during the year. Translation gains and losses are included as a separate component of other comprehensive income, and transaction gains and losses are included in net income.

Other Comprehensive Income

Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity. The income tax benefit related to the foreign currency translation adjustments was $297,000, $41,000, and $1,387,000 for fiscal 2006, 2005 and 2004, respectively.

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

Recently Issued Accounting Pronouncements

In September 2006, the Securities and Exchange Commission, or SEC, released SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 provides interpretive guidance on the SEC’s views regarding the process of quantifying materiality of financial statement misstatements. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The application of SAB No. 108 in the fourth quarter of fiscal 2006 did not have a material effect on the Company’s consolidated financial statements.

In June 2006, the FASB issued FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes,” which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with SFAS No. 109, “Accounting for Income Taxes.” FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN No. 48 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating FIN No. 48 to determine its impact on the Company’s consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine its impact on the Company’s consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 to determine its impact on the Company’s consolidated financial statements.

Reclassifications

For comparative purposes, certain prior year amounts have been reclassified to conform to the current year presentation.

Note 2 — Investments

The Company has an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 596 of the Company’s stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, PetSmart’s Chairman and Chief Executive Officer, and Robert F. Moran, PetSmart’s President and Chief Operating Officer, are members of the board of directors of MMIH. The Company’s investment consists of common and convertible preferred stock. During fiscal 2006, the Company purchased an additional $4,398,000 of MMIH capital stock from certain MMIH shareholders. The Company’s ownership interest in the stock of MMIH was as follows:

	January 28, 2007			January 29, 2006
			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage
	(Dollars and shares in thousands)

Voting common and convertible preferred	$10,549	2,855	17.8%	$6,151	2,721	17.1%
Nonvoting common and convertible preferred	27,516	5,235	97.6%	27,516	5,235	97.8%

Total investment	$38,065	8,090	37.2%	$33,667	7,956	37.0%

Of the 2,855,195 shares of voting stock of MMIH held by the Company:

(a)	1,070,772 are shares of voting convertible preferred stock that may be converted into voting common stock at any time at the option of the Company; and

(b)	1,784,423 are shares of voting common stock.

Of the 5,234,837 shares of non-voting stock held by the Company:

(a)	4,821,679 shares of convertible preferred stock are not convertible into voting common stock until the earliest of:

(i)	June 1, 2011;

(ii)	an acquisition of MMIH; or

(iii)	an initial public offering of shares of common stock of MMIH;

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

(b)	163,158 shares of non-voting convertible preferred stock are convertible into voting common stock at any time at the option of the Company; and

(c)	250,000 shares of MMIH non-voting common stock are only convertible into voting common stock in the event of an initial public offering of shares of common stock of MMIH.

As of January 28, 2007 and January 29, 2006, all shares of voting and non-voting convertible preferred stock are convertible into voting common stock on a one-for-one basis, subject to the restrictions previously discussed.

The Company charges MMIH licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company records occupancy costs as a component of cost of sales in its Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of $21,362,000 in fiscal 2006, $16,251,000 in fiscal 2005 and $13,144,000 in fiscal 2004. The Company also charges MMIH for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMIH totaled $6,937,000 and $5,379,000 at January 28, 2007 and January 29, 2006, respectively, and were included in receivables in the Consolidated Balance Sheets.

In March 2005, the Company entered into a merchandising agreement with MMIH and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital. As of January 28, 2007 and January 29, 2006, the Company also had $369,000 and $1,197,000, respectively, payable to MMIH included in other current liabilities in the Consolidated Balance Sheets as a result of activity under this merchandising agreement.

On February 28, 2007, the Company announced an agreement to increase its portion of the voting shares of MMIH and decrease its portion of non-voting shares. See Note 17 for additional information.

Note 3 — Property and Equipment

Property and equipment consists of the following (in thousands):

	January 28,	January 29,
	2007	2006

Land	$2,991	$2,991
Buildings	8,776	8,776
Furniture, fixtures and equipment	533,923	453,079
Leasehold improvements	476,636	412,994
Computer software	94,944	77,907
Buildings, equipment and computer software under capital leases	520,196	422,345

	1,637,466	1,378,092
Less: accumulated depreciation and amortization	683,032	563,779

	954,434	814,313
Construction in progress	77,987	43,345

Property and equipment, net	$1,032,421	$857,658

Accumulated amortization of buildings, equipment and computer software under capital leases was approximately $136,567,000 and $106,914,000 as of January 28, 2007 and January 29, 2006, respectively.

The Company recognizes capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest primarily consists of interest expense incurred during the construction period for new

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

stores. Capitalized interest was approximately $1,793,000, $1,251,000 and $1,021,000 in fiscal 2006, 2005 and 2004, respectively. Capitalized interest is included in property and equipment in the Consolidated Balance Sheets.

Note 4 — Reserve for Closed Stores

The activity related to the closed store reserve was as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005

Opening balance	$9,604	$9,141	$14,762
Charges	4,276	4,309	4,798
Cash payments	(6,191)	(3,846)	(10,419)

Ending balance	$7,689	$9,604	$9,141

The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in deferred rents and other noncurrent liabilities in the Consolidated Balance Sheets. The Company records charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

The Company made payments of approximately $1,800,000 and $4,000,000 in fiscal 2006 and fiscal 2004, respectively, for the buyout of previously reserved lease obligations.

Note 5 — Impairment of Long-Lived Assets and Asset Write-Downs

During fiscal 2006, the Company recorded expense of $2,767,000 related to the replacement of telecommunications equipment. During fiscal 2005, the Company recorded expense of $2,085,000 for accelerated depreciation due to the replacement of exterior signage. During fiscal 2004, the Company recorded approximately $4,100,000 for the retirement of assets and additional amortization related to store lighting replacements.

Note 6 — Income Taxes

Income before income tax expense was as follows (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005

United States	$283,545	$285,228	$235,375
Foreign	6,572	3,981	5,429

	$290,117	$289,209	$240,804

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income tax expense consisted of the following (in thousands):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005

Current provision:
Federal	$108,940	$102,823	$78,577
State/Foreign	14,693	20,596	15,148

	123,633	123,419	93,725

Deferred:
Federal	(19,180)	(12,339)	(7,246)
State/Foreign	595	(4,361)	(3,128)

	(18,585)	(16,700)	(10,374)

Income tax expense	$105,048	$106,719	$83,351

A reconciliation of the federal statutory income tax rate to the Company’s effective tax rate is as follows (dollars in thousands):

	Fiscal Year Ended
	January 28, 2007		January 29, 2006		January 30, 2005
	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$101,541	35.0%	$101,224	35.0%	$84,281	35.0%
State income taxes, net of federal income tax benefit	8,327	2.9	9,994	3.5	7,914	3.3
Adjustments to tax reserves	(826)	(0.3)	(4,631)	(1.6)	1,071	0.4
Adjustments to deferred tax assets	1,494	0.5	3,057	1.1	—	—
Tax exempt interest income	(2,834)	(1.0)	(2,625)	(0.9)	(1,376)	(0.6)
Adjustment to valuation allowance	337	0.1	645	0.2	(7,737)	(3.2)
Utilization of capital loss	(3,033)	(1.0)	(650)	(0.2)	(1,247)	(0.5)
Other	42	—	(295)	(0.1)	445	0.2

	$105,048	36.2%	$106,719	36.9%	$83,351	34.6%

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	January 28,	January 29,
	2007	2006

Deferred income tax assets:
Capital lease obligations	$133,628	$84,035
Employee benefit expense	55,593	50,225
Deferred rents	36,473	32,475
Net operating loss carryforwards	21,968	28,556
Capital loss carryforwards	4,974	7,093
Reserve for closed stores	2,909	3,781
Miscellaneous reserves and accruals	1,911	1,915
Other	16,870	14,437

Total deferred income tax assets	274,326	222,517
Valuation allowance	(13,553)	(20,229)

Net deferred income tax assets	260,773	202,288
Deferred income tax liabilities:
Property and equipment	(109,864)	(70,691)
Inventory	(9,874)	(7,431)
Other	(3,807)	(5,820)

Total deferred income tax liabilities	(123,545)	(83,942)

Net deferred income tax assets	$137,228	$118,346

At January 28, 2007 and January 29, 2006, the Company had an accrual for income tax contingencies of $12,768,000 and $14,033,000, respectively.

During fiscal 2006, the Company settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue the Company raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3,389,000. Fiscal 2006 also included $2,952,000 of net tax benefits primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits. The net benefits are reflected in income tax expense in the Consolidated Statements of Operations and Comprehensive Income.

During fiscal 2005, the Company recorded a reduction to income tax expense of approximately $6,111,000. The period of assessment, during which additional tax may be imposed for years prior to 2002, expired for several jurisdictions. As a result, the Company determined that approximately $6,503,000 of tax contingency reserves were no longer probable of assertion and reduced them accordingly, with approximately $6,111,000 as a reduction in expense and approximately $392,000 as an increase to additional paid-in capital. The Company also recorded additional tax expense during the third quarter of fiscal 2005 of approximately $2,314,000 resulting from a correction of its deferred tax assets related to equity-based compensation recognized for periods prior to fiscal 2002. In the fourth quarter of 2005, the Company recorded additional tax expense of $2,000,000 resulting from an adjustment to deferred tax assets and liabilities.

As of January 28, 2007, the Company had, for income tax reporting purposes, federal net operating loss carryforwards of $62,419,000 which expire in varying amounts between 2019 and 2020; state net operating loss carryforwards of $2,439,000 which expire in varying amounts between fiscal 2007 and 2019, and capital loss carryforwards of $14,211,000 to offset future capital gains, if any, which will expire in fiscal 2008. The federal net

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

The Company operates in multiple tax jurisdictions and could be subject to audit in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

Note 7 — Earnings Per Share

A reconciliation of the basic and diluted per share calculations for fiscal 2006, 2005 and 2004 is as follows (in thousands, except per share data):

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2007	2006	2005

Net income	$185,069	$182,490	$157,453

Weighted average shares outstanding — Basic	135,836	140,791	143,888
Effect of dilutive securities:
Options and restricted stock	3,701	4,786	5,764

Weighted average shares outstanding — Diluted	139,537	145,577	149,652

Earnings per common share:
Basic	$1.36	$1.30	$1.09

Diluted	$1.33	$1.25	$1.05

Certain stock-based compensation awards representing 1,831,000, 1,068,000 and 191,000 shares of common stock in fiscal 2006, 2005 and 2004, respectively, were outstanding but not included in the calculation of diluted earnings per share because the inclusion of the awards would have been antidilutive for the periods presented.

Note 8 — Equity

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

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270,000,000 of the Company’s common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the June 2005 share purchase program by $141,700,000 to bring the share purchase capacity under the June 2005 share purchase program to $250,000,000 and extended the term of the June 2005 share purchase program to August 9, 2007. During fiscal 2006, the Company purchased approximately 6,266,000 shares of its common stock for $161,864,000. At January 28, 2007, the amount remaining under the June 2005 share purchase program was $89,870,000.

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

Dividends

In fiscal 2006 and 2005, the Board of Directors declared the following dividends:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

Fiscal 2006:
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
December 12, 2006	$0.03	January 26, 2007	February 9, 2007
Fiscal 2005:
March 22, 2005	$0.03	April 29, 2005	May 20, 2005
June 23, 2005	$0.03	July 29, 2005	August 19, 2005
September 21, 2005	$0.03	October 31, 2005	November 18, 2005
December 12, 2005	$0.03	January 27, 2006	February 10, 2006

Note 9 — Employee Benefit Plans

The Company has a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all employees that meet certain service requirements. The Company matches employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to the Company’s Non-Qualified Deferred Compensation Plan. The Company matches employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During fiscal 2006, 2005 and 2004, the Company recognized expense related to matching contributions under these Plans of $4,405,000, $3,262,000 and $3,498,000, respectively.

Note 10 — Financing Arrangements and Lease Obligations

Credit Facility and Letter of Credit Facility

The Company has an available credit facility of $125,000,000, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. The Company is subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also gives the Company the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of January 28, 2007, there were no borrowings or letter of credit issuances under the credit facility.

On June 30, 2006, the Company amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65,000,000. This letter of credit facility expires on June 30, 2009, and the Company is subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, the Company is required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit, or in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit. As of January 28, 2007, the Company had $60,700,000 of restricted cash and short-term investments, including $57,400,000 in auction rate securities on deposit with the lenders in connection with the outstanding letters of credit under this facility.

The credit facility and letter of credit facility permit the payments of dividends, so long as the Company is not in default and the payment of dividends would not result in default of the credit facility. As of January 28, 2007, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property.

As of January 28, 2007, a total of $51,603,000 was outstanding under letters of credit to guarantee $49,582,000 for insurance policies, $2,000,000 for capital lease agreements and $21,000 for utilities. The liabilities associated with the insurance policies, capital leases and utilities were recorded in the Consolidated Balance Sheets as of January 28, 2007.

Operating and Capital Leases

The Company leases substantially all its stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 25 years and typically allow the Company to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through fiscal 2024. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. The Company also leases certain equipment under operating leases. Total operating lease expense incurred, net of sublease income, during fiscal 2006, 2005 and 2004 was $221,080,000, $199,593,000 and $194,675,000, respectively. Additional rent included in those amounts was not material.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At January 28, 2007, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2007	$237,052	$67,354
2008	231,690	67,620
2009	222,046	68,030
2010	212,834	68,907
2011	204,797	70,221
Thereafter	899,492	461,928

Total minimum rental commitments	$2,007,911	804,060

Less: amounts representing interest		355,059

Present value of minimum lease payments		449,001
Less: current portion		17,667

Long-term obligations		$431,334

The rental commitments schedule includes all locations for which the Company has the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. The Company has recorded accrued rent of $1,849,000 and $2,043,000 in accrued occupancy in the Consolidated Balance Sheets as of January 28, 2007 and January 29, 2006 respectively. In addition to the commitments scheduled above, the Company has executed lease agreements with total minimum lease payments of $416,960,000. The typical lease term for these agreements is 10 to 15 years. The Company does not have the right to control the use of the property under these leases at January 28, 2007.

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At January 28, 2007, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2007	$4,972
2008	4,906
2009	4,305
2010	3,954
2011	3,955
Thereafter	12,784

$34,876

Note 11 — Litigation and Settlements

Litigation

The Company is involved in the defense of various legal proceedings that it does not believe are material to its financial position or results of operations.

During fiscal 2006, the Company recognized a charge of $3,382,000 from a legal settlement, which is included in operating, general and administrative expense in the Consolidated Statements of Operations and Comprehensive Income.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The Company recognized gains of $8,500,000, net of legal costs, and $3,600,000 from legal settlements in fiscal 2005 and 2004, respectively. In addition, the Company recognized a gain of $2,750,000 in fiscal 2005 related to a Visa/Mastercard antitrust litigation settlement. These gains were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Note 12 — Commitments and Contingencies

Guarantees

The following is a summary of agreements that the Company has determined are within the scope of FIN No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB interpretation No. 34,” which are specifically grandfathered because the guarantees were in effect prior to December 31, 2002. Accordingly, the Company has no liabilities recorded for these agreements as of January 28, 2007, except as noted below.

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

Lease Contingencies

In December 1997, the Company entered into operating lease agreements for a pool of 11 properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In January 2007, the Company elected the cancellation option on two leases, the purchase option on three leases, and an extension on the remaining six leases with a change in rent payments to occur in January 2008. The landlords for the leases where the Company elected the cancellation option must respond to the Company’s election by June 2007. The landlords for the leases where the Company made an offer to purchase must respond to the Company’s offer by September 2007. The landlords for the leases where the Company elected to change rent payments must respond to the Company’s election by November 2007. The Company does not believe that the impact of these leases and election will be material to its consolidated financial statements.

In May 1998, the Company entered into additional operating lease agreements for a pool of eight properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. The decision date for each property is May 2007, with any payment under these options to occur in May 2008. The Company is currently evaluating its options under the lease agreements to determine the impact on its consolidated financial statements.

Purchase Commitment

The Company has purchase obligations for certain advertising of approximately $10,525,000 in fiscal 2007.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 13 — Stock Incentive Plans

The Company has several stock incentive plans, including plans for stock options, employee stock purchases and restricted stock. During fiscal 2006, the Company’s stockholders approved the 2006 Equity Incentive Plan which combined the remaining shares from the 2003 Equity Incentive Plan and the 1997 Equity Incentive Plan and included an additional 2,500,000 shares of common stock authorized for issuance. The Company also had stock options outstanding under its 1996 Non-Employee Directors Equity Plan, which expired on May 11, 2002. No further stock options may be granted under the 1996 Non-Employee Directors Equity Plan

At January 28, 2007, stock option grants representing 7,327,000 shares of common stock were outstanding under all of the stock option plans, and 9,329,000 of additional stock options or awards may be issued under the 2006 Equity Incentive Plan. These grants are made to employees, including officers, consultants and directors of the Company, at the fair market value on the date of the grant.

Activity in all of the Company’s stock option plans is as follows (in thousands, except per share data):

	2004
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	13,027	$9.80
Granted	3,055	$24.27
Exercised	(4,073)	$9.10		$87,490
Forfeited/cancelled	(979)	$16.33

Outstanding at end of year	11,030	$13.48	6.77	$186,740

Vested and expected to vest at end of year	11,030	$13.48	6.77	$186,740

Exercisable at end of year	6,124	$8.71	5.46	$132,101

	2005
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	11,030	$13.48
Granted	929	$29.95
Exercised	(2,514)	$10.82		$45,630
Forfeited/cancelled	(661)	$23.04

Outstanding at end of year	8,784	$15.27	6.21	$92,504

Vested and expected to vest at end of year	8,429	$14.84	6.12	$91,861

Exercisable at end of year	6,128	$11.56	5.39	$84,113

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	2006
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	8,784	$15.27
Granted	1,014	$24.33
Exercised	(1,919)	$12.36		$31,061
Forfeited/cancelled	(552)	$25.19

Outstanding at end of year	7,327	$16.54	5.45	$101,603

Vested and expected to vest at end of year	7,024	$16.15	5.39	$100,180

Exercisable at end of year	5,354	$13.21	4.93	$92,051

Employee Stock Purchase Plan

The Company has an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. A maximum of 4,000,000 shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. Share purchases and proceeds were as follows (in thousands):

	Fiscal Year
	2006	2005	2004

Shares purchased	216	250	271
Aggregate proceeds	$4,334	$5,255	$5,468

Restricted Stock

The Company may grant restricted stock under the 2006 Equity Incentive Plan. Under the terms of the plans, employees may be awarded shares of common stock of the Company, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares of common stock awarded under the plans are subject to a reacquisition right held by the Company. In the event that the award recipient’s employment by, or service to, the Company is terminated for any reason, the Company is entitled to simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.

Activity in the Company’s restricted stock plan is as follows (in thousands):

	Fiscal Year
	2006		2005		2004
		Weighted-Average		Weighted- Average		Weighted- Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Outstanding at beginning of year	1,800	$24.41	1,066	$20.02	574	$15.23
Granted	1,000	$24.47	989	$29.70	617	$24.39
Vested	(7)	$25.66	—	$—	—	$—
Forfeited	(413)	$25.01	(255)	$26.73	(125)	$19.28

Outstanding at end of year	2,380	$24.33	1,800	$24.41	1,066	$20.02

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 14 — Stock-Based Compensation

Stock-based compensation charged against operating, general and administrative expense and the total income tax benefit recognized in the Consolidated Statement of Operations and Comprehensive Income were as follows (in thousands):

	Fiscal Year
	2006	2005	2004

Stock options expense	$8,625	$11,424	$22,053
Employee stock purchase plan expense	1,311	1,140	1,587
Restricted stock expense	9,384	9,834	4,812

Total stock-based compensation cost	$19,320	$22,398	$28,452

Tax benefit	$6,330	$6,546	$11,189

The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, was not material and is included in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for fiscal 2005.

At January 28, 2007, the total unrecognized stock-based compensation cost net of forfeitures was $36,778,000. The Company expects to recognize that cost over a weighted average period of 2.4 years.

The Company estimated the fair value of stock options issued after January 30, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded call options on the Company’s stock, historical volatility of the Company’s stock and other factors. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time the Company expects options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the monthly U.S. Treasury yield curve in effect at the time of the option grant using the expected life of the option. The fair value of stock options issued on and before January 30, 2005 was estimated using the Black-Scholes option pricing model. Stock options are amortized straight-line over the vesting period by a charge to income. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	Fiscal Year
	2006	2005	2004

Dividend yield	0.48%	0.45%	0.10%
Expected volatility	34.6%	35.1%	60.1%
Risk-free interest rate	4.64%	4.59%	3.22%
Forfeiture rate	14.7%	13.0%	N/A (1)
Expected lives	4.6 years	6.9 years	2.9 years
Vesting periods	4 years	4 years	4 years
Term	7 years	10 years	10 years
Weighted average fair value	$8.63	$11.97	$12.14

(1)	Prior to the adoption of SFAS No. 123(R), forfeitures were recognized as they occurred.

The Company estimated the fair value of employee stock plan purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of purchases could vary significantly from the results of the calculations. Employee stock

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

plan purchases generally vest over a six-month period and have no expiration. The following assumptions were used to value purchases:

	Fiscal Year
	2006	2005	2004

Dividend yield	0.48%	0.47%	0.40%
Expected volatility	29.3%	29.7%	60.5%
Risk-free interest rate	5.15%	3.94%	2.01%
Expected lives	0.5 years	0.5 years	0.5 years

Restricted stock, which was issued at the fair market value on the date of the grant and cliff vests after four years, is being amortized ratably by a charge to income over the four-year term of the restricted stock awards.

Note 15 — Supplemental Schedule of Cash Flows

Supplemental cash flow information for fiscal 2006, 2005 and 2004 was as follows (in thousands):

	Fiscal Year
	2006	2005	2004

Interest paid	$37,913	$28,804	$20,044
Income taxes paid, net of refunds	$125,468	$92,390	$87,468
Assets acquired using capital lease obligations	$98,628	$114,350	$85,912
Assets acquired using other current liabilities	$3,437	$17,204	$—
Dividends declared but unpaid	$4,064	$4,170	$4,363

Note 16 — Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for fiscal 2006 and 2005 is as follows:

	First	Second	Third	Fourth
Fiscal Year Ended January 28, 2007	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$1,011,529	$1,020,609	$1,034,810	$1,166,909
Gross profit	$310,080	$304,847	$308,609	$384,234
Operating income	$74,679	$61,980	$56,462	$128,713
Income before income tax expense	$67,946	$52,660	$49,543	$119,968
Net income	$41,764	$34,630	$31,728	$76,947
Basic earning per common share	$0.30	$0.25	$0.23	$0.58
Diluted earning per common share	$0.30	$0.25	$0.23	$0.56
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Weighted average shares outstanding:
Basic	137,449	137,667	135,041	133,188
Diluted	141,088	141,237	138,714	136,928

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Fiscal Year Ended January 29, 2006	Quarter	Quarter	Quarter	Quarter
	(In thousands, except per share data)

Net sales	$903,150	$899,097	$907,663	$1,050,589
Gross profit	$279,379	$281,737	$263,545	$348,340
Operating income	$77,799	$61,133	$50,639	$121,809
Income before income tax expense	$72,300	$56,537	$44,894	$115,478
Net income	$44,709	$35,745	$31,133	$70,903
Basic earning per common share	$0.31	$0.25	$0.22	$0.51
Diluted earning per common share	$0.30	$0.24	$0.21	$0.50
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Weighted average shares outstanding:
Basic	142,690	141,917	140,525	137,974
Diluted	148,148	147,099	144,842	142,130

Note 17 — Subsequent Events

Plan to Exit the State Line Tack Product Line

On February 28, 2007, the Company announced its plans to exit the equine product line including the sale or discontinuation of State Line Tack.com and the equine catalog. The Company expects to complete the exit of the equine product line in fiscal 2007.

MMI Holdings, Inc.

On February 28, 2007, the Company announced an agreement to increase its portion of the voting shares of MMIH, the operator of Banfield, The Pet Hospital. The increase will result in the Company accounting for its share in MMIH using the equity method of accounting. As part of the agreement, the Company sold a portion of its shares in MMIH to Mars, Inc., the owner of the largest portion of MMIH. The Company received proceeds of $111,752,000 in March 2007.

Agreement to Acquire 19 Super Pet Stores in Canada

On February 15, 2007, the Company announced an agreement in principle to acquire 19 Super Pet stores in Canada. The acquisition is subject to the parties entering into a definitive agreement and the satisfaction of standard closing conditions and certain regulatory approvals. The transaction is expected to close within 60 days following the execution of the definitive agreement.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of January 28, 2007 and January 29, 2006, and for each of the three years in the period ended January 28, 2007, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 28, 2007, and the effectiveness of the Company’s internal control over financial reporting as of January 28, 2007, and have issued our reports thereon dated March 27, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2007

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
		(In thousands)

Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
Fiscal 2004	$1,845	$387	$(949)	$1,283

Fiscal 2005	$1,283	$8,347	$(1,096)	$8,534

Fiscal 2006	$8,534	$1,716	$(1,107)	$9,143

Shrink
Fiscal 2004	$10,055	$15,186	$(20,955)	$4,286

Fiscal 2005	$4,286	$24,671	$(23,226)	$5,731

Fiscal 2006	$5,731	$25,881	$(24,017)	$7,595

A-2

EXHIBIT INDEX

Exhibit
Number	Description of Document

3.4	Bylaws of PetSmart, as amended
10.21	2006 Equity Incentive Plan
23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32.1	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32.2	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended