Form 10-Q
period 2007-04-29
PETSMART INC
filed 2007-06-04
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended April 29, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 0-21888
PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)

19601 N. 27th Avenue
Phoenix, Arizona	85027
(Address of principal executive offices)	(Zip Code)
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
Common Stock, $.0001 Par Value, 136,025,076 Shares at May 18, 2007

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Corporation”) as of April 29, 2007 and April 30, 2006, and the related condensed consolidated statements of operations and comprehensive income and of cash flows for the 13-week periods then ended. These interim financial statements are the responsibility of the Corporation’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 28, 2007, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 28, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ Deloitte & Touche LLP
Phoenix, Arizona
June 4, 2007

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	April 29,	January 28,
	2007	2007
ASSETS
Cash and cash equivalents	$118,909	$148,799
Short-term investments	164,135	19,200
Restricted cash and short-term investments	80,000	60,700
Receivables, net	57,439	36,541
Merchandise inventories	461,744	487,400
Deferred income taxes	45,189	39,580
Prepaid expenses and other current assets	59,377	51,049

Total current assets	986,793	843,269
Property and equipment, net	1,059,088	1,032,421
Equity investment in affiliate	21,901	38,065
Deferred income taxes	91,847	97,648
Goodwill	14,422	14,422
Intangible assets, net	1,064	1,156
Other noncurrent assets	27,274	26,496

Total assets	$2,202,389	$2,053,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$187,546	$179,638
Accrued payroll, bonus and employee benefits	118,206	120,801
Accrued occupancy expenses and deferred rents	45,066	44,972
Current maturities of capital lease obligations	18,312	17,667
Other current liabilities	182,493	155,304

Total current liabilities	551,623	518,382
Capital lease obligations	436,647	431,334
Deferred rents and other noncurrent liabilities	120,376	102,867

Total liabilities	1,108,646	1,052,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value, 625,000 shares authorized, 157,188 and 155,782 shares issued	16	16
Additional paid-in capital	1,042,305	1,024,630
Retained earnings	618,421	516,961
Accumulated other comprehensive income	1,847	1,128
Less: treasury stock, at cost, 21,227 and 20,313 shares	(568,846)	(541,841)

Total stockholders’ equity	1,093,743	1,000,894

Total liabilities and stockholders’ equity	$2,202,389	$2,053,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	April 29,	April 30,
	2007	2006
Net sales	$1,111,625	$1,011,529
Cost of sales	773,146	701,449

Gross profit	338,479	310,080
Operating, general and administrative expenses	261,894	235,401

Operating income	76,585	74,679
Gain on sale of investment	95,363	—
Interest income	2,565	2,050
Interest expense	(11,390)	(8,783)

Income before income tax expense and equity in income from investee	163,123	67,946
Income tax expense	(56,641)	(26,182)
Equity in income from investee	225	—

Net income	106,707	41,764
Other comprehensive income, net of income tax
Foreign currency translation adjustments	719	644

Comprehensive income	$107,426	$42,408

Earnings per common share:
Basic	$0.80	$0.30

Diluted	$0.78	$0.30

Weighted average shares outstanding:
Basic	133,316	137,449
Diluted	136,672	141,088
Dividends declared per common share	$0.03	$0.03
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	April 29,	April 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$106,707	$41,764
Depreciation and amortization	45,967	37,884
Gain on sale of equity investment	(95,363)	—
Gain on sale of certain equine product line assets	(613)	—
Loss on disposal of property and equipment	4,008	1,933
Stock-based compensation expense	5,116	3,232
Deferred income taxes	3,022	1,360
Equity in income from investee	(225)	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(5,047)	(950)
Non-cash interest expense	692	794
Changes in assets and liabilities:
Receivables, net	(20,959)	5,203
Merchandise inventories	26,215	(5,539)
Prepaid expenses and other current assets	(8,348)	(7,382)
Other noncurrent assets	(721)	(1,690)
Accounts payable	19,164	13,357
Accrued payroll, bonus and employee benefits	(2,818)	(8,300)
Accrued occupancy expenses and deferred rents	4	(289)
Other current liabilities	16,652	(17,641)
Deferred rents and other noncurrent liabilities	16,481	(1,666)

Net cash provided by operating activities	109,934	62,070

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale investments	(190,485)	(799,450)
Proceeds from sales of short-term available-for-sale investments	45,550	777,550
Increase in restricted cash and short-term investments	(19,300)	—
Cash paid for property and equipment	(59,319)	(45,255)
Proceeds from sales of property and equipment	109	566
Proceeds from sale of equity investment	111,752	—

Net cash used in investing activities	(111,693)	(66,589)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	12,647	7,641
Cash paid for treasury stock	(27,005)	(1,735)
Cash paid for capital lease obligations	(6,142)	(4,315)
Decrease in bank overdraft	(11,625)	(1,506)
Tax benefits from tax deductions in excess of the compensation cost recognized	5,047	950
Cash dividends paid to stockholders	(4,064)	(4,170)

Net cash used in financing activities	(31,142)	(3,135)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	3,011	1,309

DECREASE IN CASH AND CASH EQUIVALENTS	(29,890)	(6,345)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,799	110,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$118,909	$104,070

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is a leading specialty provider of products, services and solutions for the lifetime needs of pets. As of April 29, 2007, the Company operated 928 retail stores. PetSmart offers a broad line of products for all the life stages of pets and pet services, which include professional grooming, training, boarding and day camp. PetSmart also offers products through an e-commerce site. As of April 29, 2007, PetSmart had full-service veterinary hospitals in 626 of its stores. Medical Management International, Inc., a third-party operator of veterinary hospitals, operated 614 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital (“Banfield”). The remaining 12 hospitals are located in Canada and operated by other third-parties.
     PetSmart’s accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented.
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen weeks ended April 29, 2007 are not necessarily indicative of the results expected for the full year. The Company’s fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31, which results in a 2007 fiscal year end of February 3, 2008. Fiscal 2007 consists of 53 weeks.
     For further information, refer to the consolidated financial statements and related consolidated footnotes for the fiscal year ended January 28, 2007, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on March 28, 2007.
NOTE 2 — INCOME TAXES:
     The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Financial Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109,” as of January 29, 2007. As a result of adoption, the Company recognized a charge of $1,164,000 to the January 29, 2007 retained earnings balance in the Condensed Consolidated Balance Sheets. In addition, the Company had gross unrecognized tax benefits of $15,081,000 of which $10,391,000, if recognized, would impact the effective tax rate. Also as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $4,428,000. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. The application of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements for the thirteen weeks ended April 29, 2007. The Company does not reasonably expect any significant changes to the estimated amount of liability associated with its uncertain tax positions through fiscal 2007.
     PetSmart is subject to United States of America federal income tax as well as the income tax of multiple state and foreign jurisdictions. The Company has substantially settled all income tax matters for the United States of America federal jurisdiction for years through fiscal 2003, state and local jurisdictions through fiscal 1998 and foreign jurisdictions through fiscal 1996. The Company operates in multiple tax jurisdictions and could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. An estimate of the range of possible changes that may result from examinations during fiscal 2007 cannot be made at this time.
NOTE 3 — INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., or MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 614 of the Company’s stores, under the name Banfield, The Pet Hospital. The Company’s investment consists of common and convertible preferred stock.

     During the first quarter of fiscal 2007, the Company sold a portion of its non-voting shares in MMIH, for $111,752,000. The cost basis of the non-voting shares was $16,389,000, which resulted in a pretax gain of $95,363,000 or an after tax gain of approximately $64,337,000. In connection with this transaction, the Company also converted its remaining MMIH non-voting shares to voting shares. The increase in voting shares caused the Company to exceed the significant influence threshold as defined by GAAP, which required it to account for its investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     The Company’s ownership interest in the stock of MMIH was as follows (in thousands, except percentages):

	April 29, 2007			January 28, 2007
			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage
Voting common and convertible preferred	$21,676	4,693	22.3%	$10,549	2,855	17.8%
Non-voting common and convertible preferred	—	—	0.0%	27,516	5,235	97.6%
Equity in income	225	—		—	—

Total investment	$21,901	4,693	21.6%	$38,065	8,090	37.2%

     The conversion to the equity method also requires a restatement of prior years for MMIH earnings. However, since the inception of the Company’s investment through fiscal 2006, MMIH generated a cumulative net loss. As a result, no MMIH earnings were recognized for prior periods. In the first quarter of fiscal 2007, MMIH’s cumulative earnings became positive, which required the Company to recognize its portion of MMIH’s net income for the period after the cumulative earnings became positive. The Company’s equity income from its investment in MMIH, which is recorded one month in arrears, was $225,000 for the thirteen weeks ended April 29, 2007. The investment in voting common and convertible preferred shares of MMIH includes goodwill of $15,877,000. The goodwill is calculated as the excess of the purchase price for each step of the Company’s acquisition of its ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     The Company charges MMIH licensing fees for the space used by the veterinary hospitals, and the Company treats this income as a reduction of the retail stores’ occupancy costs. The Company recognizes occupancy costs as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. The Company recognized licensing fees of $4,588,000 and $3,083,000 during the thirteen weeks ended April 29, 2007 and April 30, 2006, respectively. The Company also charges MMIH for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMIH totaled $2,650,000 and $6,937,000 at April 29, 2007 and January 28, 2007, respectively, and were included in receivables in the accompanying Condensed Consolidated Balance Sheets.
     In addition, the Company has a merchandising agreement with MMIH and Hills Pet Nutrition, Inc. to provide certain prescription diet and other therapeutic pet foods in all stores with an operating Banfield hospital.
NOTE 4 — DISCONTINUATION OF EQUINE PRODUCT LINE:
     On February 28, 2007, the Company announced plans to exit its equine product line including the sale or discontinuation of StateLineTack.com and its equine catalog and the sale of a warehouse, call center and store facility in Brockport, New York.
     On April 29, 2007, the Company entered into an agreement to sell a portion of the equine product line, including the State Line Tack brand, certain inventory, customer lists and certain assets to a third-party. The Company recorded a $613,000 gain on the sale of these assets in the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 29, 2007.
     The Company performed an impairment analysis on the remaining assets supporting the equine product line, including the Brockport, New York facility, in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” indicating no impairment existed. The depreciation of the remaining book value of these assets less estimated proceeds from disposition is being accelerated over the estimated remaining useful life of the assets in fiscal 2007.
     The Company also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line and remerchandising of the store space previously utilized for equine inventory. The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation and operating expenses was an after tax loss of $3,805,000 for the quarter ended April 29, 2007. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended April 29, 2007.
NOTE 5 — STOCK-BASED COMPENSATION:
     The stock-based compensation cost charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Stock options expense	$1,979	$2,498
Employee stock purchase plan expense	517	257
Restricted stock expense	2,620	477

Total stock-based compensation cost	$5,116	$3,232

Tax benefit	$1,737	$1,102

     At April 29, 2007, the total unrecognized stock-based compensation cost net of forfeitures was $51,254,000. The Company expects to recognize that cost over a weighted average period of 2.5 years.
     The Company estimated the fair value of stock option grants during the thirteen weeks ended April 29, 2007 and April 30, 2006 using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Dividend yield	0.42%	0.48%
Expected volatility	32.0%	34.7%
Risk-free interest rate	4.90%	4.59%
Forfeiture rate	16.0%	14.7%
Expected lives	5.2 years	4.6 years
Vesting periods	4 years	4 years
Term	7 years	7 or 10 years
Weighted average fair value	$10.91	$8.60
     The Company has an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date.
     The Company awarded shares of restricted stock as follows (in thousands, except per share information):

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Restricted shares awarded	780	874
Weighted average fair value per share	$31.41	$24.16
     Restricted shares awarded, which were issued at the fair market value on the date of the grant and cliff vest after either one or four years, are being amortized ratably by a charge to income over the term of the awards. Restricted share awards to Board of Directors members have either a one or a four year vesting period. All other restricted share awards have a four year vesting period. During the thirteen weeks ended April 29, 2007 and April 30, 2006, the Company’s restricted stock expense was reduced by $567,000 and $3,251,000, respectively, due to changes in forfeiture activity and assumptions.
NOTE 6 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of service marks and trademarks that have an estimated useful life of 10 to 15 years. The service marks and trademarks have zero residual value. Changes in the carrying amount for the thirteen weeks ended April 29, 2007 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, January 28, 2007	$2,762	$(1,606)	$1,156
Changes	34	(72)	(38)
Write-off	(123)	69	(54)

Balance, April 29, 2007	$2,673	$(1,609)	$1,064

     Amortization expense for the intangible assets was $47,000 during the thirteen weeks ended April 29, 2007. The Company estimates the amortization expense to be approximately $136,000 for the remainder of the year. For fiscal years 2008 through 2012, the Company estimates the amortization expense will be approximately $190,000 each year.
NOTE 7 — RESERVE FOR CLOSED STORES:
     The closed store reserves were as follows (in thousands):

	April 29,	January 28,
	2007	2007
Total remaining gross occupancy costs	$40,870	$41,170
Less:
Expected gross sublease income	(31,756)	(32,220)
Interest costs	(1,377)	(1,261)

Closed store reserve	$7,737	$7,689

     The activity related to the closed store reserve was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Opening balance	$7,689	$9,604
Charges, net	2,204	826
Payments, net	(2,156)	(1,126)

Ending balance	$7,737	$9,304

     The Company can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
NOTE 8 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense related to the foreign currency translation adjustments was $475,000 and $386,000 for the thirteen weeks ended April 29, 2007 and April 30, 2006, respectively.
NOTE 9 — EARNINGS PER COMMON SHARE:
     A reconciliation of the basic and diluted earnings per common share calculations for the thirteen weeks ended April 29, 2007 and April 30, 2006 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Net income	$106,707	$41,764

Weighted average shares — Basic	133,316	137,449
Effect of dilutive securities:
Stock options and restricted stock	3,356	3,639

Weighted average shares — Diluted	136,672	141,088

Earnings per common share:
Basic	$0.80	$0.30

Diluted	$0.78	$0.30

     Certain stock-based compensation awards representing 940,000 and 1,860,000 shares of common stock in the thirteen weeks ended April 29, 2007 and April 30, 2006, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 10 — EQUITY:
      Share Repurchase Program
     During the thirteen weeks ended April 29, 2007, the Company purchased 914,000 shares of its common stock for $27,005,000.
      Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
NOTE 11 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the thirteen weeks ended April 29, 2007 and April 30, 2006, was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2007	April 30, 2006
Interest paid	$11,272	$7,951
Income taxes paid, net of refunds	$13,689	$45,645
Assets acquired using capital lease obligations	$10,356	$36,679
Assets acquired using other current liabilities	$5,013	$379
Dividends declared but unpaid	$4,082	$4,202
NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating SFAS No. 157 to determine its impact on the Company’s condensed consolidated financial statements.
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating SFAS No. 159 to determine its impact on the Company’s condensed consolidated financial statements.
NOTE 13 — LITIGATION AND SETTLEMENTS:
     In the thirteen weeks ended April 30, 2006, the Company recognized a $2,800,000 expense, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, to establish a reserve for an on-going legal proceeding.
     In October 2006, two lawsuits were filed against the Company in California State Court, on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006, and the plaintiff, a former dog groomer, alleges claims against the Company, ostensibly on behalf of other non-exempt hourly workers as to whether she and other employees received their required meal and rest breaks. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and the plaintiff seeks principally to represent employees providing pet grooming services, for alleged meal and rest period violations, and to represent a class of employees whose paychecks were allegedly not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney fees, costs, and prejudgment interest. In November 2006, the Company removed both actions to the United States District Court for the Eastern District of California, where they are currently in the early stages of litigation. The Company intends to vigorously defend both actions.
     In another matter, the Company has been named as a co-defendant in Rozman v. Menu Foods Midwest Corporation, et al., now pending in the United States District Court for the District of Minnesota. The plaintiff is seeking the court’s approval of a class action and an award of damages on behalf of pet owners as a result of injuries to and/or deaths of pets arising from the alleged consumption of animal food tainted with melamine. The Company has also been named as a co-defendant in several other similar lawsuits brought by pet owners, individually and on behalf of putative classes of individuals, in jurisdictions across the country. PetSmart believes specific vendors to the Company produced the animal food identified in these lawsuits. The Company has tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intends to vigorously defend these actions. The Company does not believe its defense or the outcome of these matters will materially harm its operations or financial condition.

     The Company is involved in the defense of various other legal proceedings that it does not believe are material to its financial position or results of operations.
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
      Letters of Credit
     As of April 29, 2007, a total of $57,855,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
      Tax Contingencies
     See Note 2 for a discussion of the Company’s adoption of FIN No. 48 and the adoption’s impact on tax contingencies.
      Lease Contingencies
     In December 1997, the Company entered into operating lease agreements for a pool of 11 properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In January 2007, the Company elected the cancellation option on two leases, the purchase option on three leases and an extension on the remaining six leases with a change in rent payments to occur in January 2008. The landlords for the leases where the Company elected the cancellation option must respond to its election by June 2007. The landlords for the leases where the Company made an offer to purchase must respond to its offer by September 2007. The landlords for the leases where the Company elected to change rent payments must respond to its election by November 2007. The Company does not believe that the impact of these leases and elections will be material to its consolidated financial statements.
     In May 1998, the Company entered into additional operating lease agreements for a pool of eight properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In May 2007, the Company elected the purchase option on three leases and an extension on the remaining five leases with a change in rent payments to occur in June 2008. The landlords for the leases where the Company made an offer to purchase must respond to its offer by February 2008. The landlords for the leases where the Company elected to change rent payments must respond to its election by April 2008. The Company does not believe that the impact of these leases and elections will be material to its consolidated financial statements.
      Purchase Commitments
     As of April 29, 2007, the Company had obligations to purchase $6,340,000 of advertising during the remainder of fiscal 2007.
NOTE 15 — CREDIT FACILITIES:
     The Company has an available credit facility of $125,000,000 and a stand-alone letter of credit facility of $70,000,000. The credit facility and letter of credit facility are secured by substantially all the Company’s personal property, its subsidiaries and certain real property.
     As of April 29, 2007, the Company had no borrowings or letter of credit issuances under its credit facility.

     The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of April 29, 2007, the Company had $57,855,000 in outstanding letters of credit under its stand-alone letter of credit facility. As of April 29, 2007, the Company had $80,000,000 of restricted cash and short-term investments, including $79,850,000 in Auction Rate Securities on deposit with the lenders in connection with the outstanding letters of credit under this facility. The increase in restricted cash and short-term investments from the amount outstanding at January 28, 2007 was required to guarantee planned increases in letter of credit issuances for insurance programs.
     As of April 29, 2007, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility.
NOTE 16 — SUBSEQUENT EVENTS:
      Acquisition of Store Locations in Canada
     On February 15, 2007, the Company announced an agreement to acquire 19 store locations in Canada. The Company completed the purchase effective May 31, 2007 for approximately $38,300,000, subject to certain adjustments.
      Increase in Letters of Credit
     On May 1, 2007, the Company increased its letters of credit from $57,855,000 to $62,855,000. The increase in letter of credit issuances was for insurance programs.

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
•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	Store development may place increasing demands on management and operating systems and may erode sales at existing stores. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed.

•	A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet products retail industry and the timing of expenses, new store openings and store closures.

•	The pet products retail industry is very competitive, and continued competitive forces may reduce our sales and profitability.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to and effectively merchandise our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

•	If we accidentally disclose sensitive customer information, our business could be harmed.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we are unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

•	Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

•	Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Food safety, quality and health concerns could affect our business.

•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

•	Our operating and financial performance in any given period might not meet the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions, including a stockholder rights plan that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2006 fiscal year ended January 28, 2007, filed with the Securities and Exchange Commission on March 28, 2007, which is incorporated herein by reference.
Overview
     Based on our fiscal 2006 net sales of $4.2 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of April 29, 2007, we operated 928 stores, and we anticipate opening approximately 80 net new stores in the remainder of fiscal 2007. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,600 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. As of April 29, 2007, we operated 70 PetsHotels, and we anticipate opening 27 additional PetsHotels during the remainder of fiscal 2007. We estimate an ultimate build out of 435 PetsHotels.

     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of April 29, 2007, full-service veterinary hospitals were in 626 of our stores. MMI Holdings, Inc., or MMIH, a third-party operator of veterinary hospitals, operated 614 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are located in Canada and operated by other third-parties.
     Our PetPerks® loyalty program allows us to understand the needs of our customers and target offers directly to them. We also reach customers through direct marketing, including petsmart.com, our pet e-commerce site.
     On February 28, 2007, we announced our intent to exit the equine product line, including the sale or discontinuation of StateLineTack.com and the equine catalog. On April 30, 2007, we announced the sale of certain assets including the State Line Tack brand, certain inventory, customer lists and other assets related to the equine product line. We expect to complete the exit of the remainder of the equine product line in fiscal 2007.
     On February 15, 2007, we announced an agreement to acquire 19 store locations in Canada. We completed the purchase effective May 31, 2007 for approximately $38.3 million, subject to certain adjustments.
Executive Summary
•	Diluted earnings per common share were $0.78, on net income of $106.7 million, for the first quarter of fiscal 2007, compared to diluted earnings per common share of $0.30 on net income of $41.8 million for the first quarter of fiscal 2006.

•	Net sales increased 9.9% to $1.1 billion for the first quarter of fiscal 2007 compared to $1.0 billion for the first quarter of fiscal 2006.

•	We added 20 net new stores during the first quarter of fiscal 2007. As of April 29, 2007, we operated 928 stores. We also opened 8 new PetsHotels during the first quarter of fiscal 2007. We expect to open approximately 80 net new stores, including the acquisition of 19 store locations in Canada, and 27 new PetsHotels during the remainder of fiscal 2007.

•	Comparable store sales, or sales in stores open at least a year, increased 4.0% for the first quarter of fiscal 2007.

•	Services sales increased 18.4% to $107.3 million for the first quarter of fiscal 2007, representing 9.6% of net sales, compared to 8.9% of net sales for the first quarter of fiscal 2006.

•	Gross margins decreased to 30.4% of net sales for the first quarter of fiscal 2007 compared to 30.7% of net sales for the first quarter of fiscal 2006.

•	Operating, general and administrative expenses were 23.6% of net sales in the first quarter of fiscal 2007, compared to 23.3% for the first quarter of fiscal 2006.

•	We recognized a pretax gain of $95.4 million on the sale of a portion of our investment in MMIH.

•	We recognized expenses of $3.8 million, net of tax, related to the discontinuation of the equine product line in the first quarter of fiscal 2007.

•	Capital expenditures for the first quarter of fiscal 2007 were $74.7 million, including non-cash property and equipment acquired using other current liabilities, and we anticipate spending between $250.0 million and $260.0 million for capital expenditures in all of fiscal 2007.

•	During the first quarter of fiscal 2007, we purchased 0.9 million shares of our common stock for approximately $27.0 million.

•	During the first quarter of fiscal 2007, we declared cash dividends totaling $0.03 per share.

•	During the first quarter of fiscal 2007, we experienced a series of pet food recalls that had a negative impact on sales in the last month of the quarter.

Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, reserve for closed stores, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.
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
     We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded so that inventories reflect the approximate net realizable value. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves. During the first quarter of 2007, we increased our inventory valuation reserves primarily related to equine inventory as a result of our decision to exit the equine product line.
     As of April 29, 2007 and January 28, 2007, we had inventory valuation reserves of $18.7 million and $16.7 million, respectively.
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
     As of April 29, 2007 and January 28, 2007, we had 18 stores included in our closed store reserve, of which 11 were under sublease agreements. In addition to the stores under sublease agreements as of April 29, 2007, we have assumed that five stores will have sublease income in future periods, which represents a $4.4 million reduction to the reserve. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserve would increase by approximately $0.9 million. For the first quarter of fiscal 2007 and 2006, we closed three and four stores, respectively.
     Insurance Liabilities and Reserves

     We maintain standard property and general liability insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.4 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our general liability and workers’ compensation insurance policies, we retained an initial risk of loss of $0.5 million through January 28, 2007. After January 28, 2007, we retain an initial risk of loss of $0.5 million for general liability and $0.75 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. During the first quarter of 2007, we increased our insurance reserves based on a change in assumptions from a new actuary. As of April 29, 2007 and January 28, 2007, we had approximately $77.7 million and $67.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
     Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at April 29, 2007 and January 28, 2007 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     Effective January 29, 2007, we began to measure and record tax contingency accruals in accordance with FASB Financial Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Tax – an Interpretation of FASB Statement No. 109.”
     FIN No. 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN No. 48. Prior to January 29, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Quarter Ended
	April 29, 2007	April 30, 2006
Net sales	100.0%	100.0%
Cost of sales	69.6	69.3

Gross profit	30.4	30.7
Operating, general and administrative expenses	23.6	23.3

Operating income	6.9	7.4
Gain on sale of investment	8.6	0.0
Interest income	0.2	0.2
Interest expense	(1.0)	(0.9)

Income before income tax expense and equity in income from investee	14.7	6.7
Income tax expense	(5.1)	(2.6)
Equity in income from investee	0.0	0.0

Net income	9.6%	4.1%

First Quarter of Fiscal 2007 Compared with the First Quarter of Fiscal 2006
     Net Sales
     Net sales increased $100.1 million, or 9.9%, to $1.1 billion for the first quarter of fiscal 2007, compared to $1.0 billion for the first quarter of fiscal 2006. The sales increase was primarily due to 86 net new stores added since April 30, 2006 and a 4.0% increase in comparable store sales for the first quarter of fiscal 2007. Increases in net sales were partially offset by the impact during the quarter of several announcements regarding the recall of certain pet food products.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp increased by 18.4%, or $17.0 million, to $107.3 million.
     Gross Profit
     Gross profit margin decreased to 30.4% of net sales for the first quarter of fiscal 2007 from 30.7% for the first quarter of fiscal 2006.
     In the first quarter of 2007, we experienced increased costs in our distribution operations due to increased carrier rates and fuel charges for shipments to our stores, increased supplies costs and start-up costs related to a new distribution center that is scheduled to open in the second quarter of 2007.
     Services sales increased as a percentage of net sales. Services sales generate lower gross profit margins than product sales because we include service-related labor in cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income; however, services generate higher operating margins than product sales. We also opened 25 PetsHotels since the first quarter of fiscal 2006. PetsHotels typically have higher costs as a percentage of revenue in the first several years of operations.
     We also recognized additional expense to reduce equine inventory to estimated market value in our stores and accelerated depreciation expense for property and equipment related to the exit of our equine product line.
     In addition, we experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a reduction in sales, in the first quarter of 2007 compared to the first quarter of 2006.
     These factors were partially offset by continued improvements from pricing initiatives and buying practices.
     Operating, General and Administrative Expenses
     Operating, general and administrative expense was 23.6% of net sales for the first quarter of fiscal 2007 and 23.3% of net sales for the first quarter of fiscal 2006. We recognized a charge to increase our insurance reserves based on increases in actuarial estimates. We accelerated depreciation on property and equipment related to our exit of the equine product line. We also recognized an impairment charge on a software project. Professional fees to third parties also increased as a percentage of sales due to continued efforts on our strategic initiatives including the exit of our equine product line, acquisition of 19 store locations in Canada and merchandise pricing strategy work.
     These items were partially offset by lower advertising as a percentage of net sales due to the timing of marketing campaigns as compared to the same quarter in the prior year. We have also allocated more of our marketing spending to PetPerks promotional offers in the first quarter of fiscal 2007, which are recorded as a reduction of sales. The first quarter of fiscal 2006 also included a charge for a litigation settlement.
     Gain on Sale of Investment
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

     Conversion to the equity method also requires a restatement of prior years for MMIH earnings. However, since the inception of our investment through fiscal 2006, MMIH generated a cumulative net loss. As a result, we recognized no MMIH earnings for prior periods. In the first quarter of fiscal 2007, MMIH’s cumulative earnings became positive, which required us to recognize our portion of MMIH’s net income for this quarter.
     Interest Income
     Interest income increased to $2.6 million during the first quarter of fiscal 2007 compared to $2.1 million during the first quarter of fiscal 2006 primarily due to higher average investments in auction rate securities during the quarter as a result of the cash proceeds received from the sale of MMIH non-voting shares.
     Interest Expense
     Interest expense increased to $11.4 million during the first quarter of fiscal 2007, from $8.8 million in the same quarter in the prior year. The increase was primarily due to an increase in capital lease obligations since the first quarter of fiscal 2006.
     Income Tax Expense
     In the first quarter of fiscal 2007, the $56.6 million income tax expense represents an effective rate of 34.7% compared with the first quarter of fiscal 2006 income tax expense of $26.2 million, which represents an effective rate of 38.5%. The decrease in the effective rate is primarily due to the utilization of capital loss carryforwards to reduce the tax on the gain on the sale of MMIH non-voting shares.
Liquidity and Capital Resources
     We finance our operations, new store growth, store remodels, PetsHotel costs and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $109.9 million for the first quarter of fiscal 2007, compared to $62.1 million for the first quarter of fiscal 2006. Our net sales are substantially on a cash basis, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities. The primary difference between the first quarter of fiscal 2007 and the first quarter of 2006 was a difference in the timing of tax payments between the quarters. In addition, inventory decreased during the first quarter, partially offset by an increase in accounts receivable.
     Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $111.7 million for the first quarter of fiscal 2007, compared to $66.6 million for the first quarter of fiscal 2006, and consisted primarily of the net purchase of short-term investments, capital expenditures and an increase in restricted cash and short-term investments. These amounts were partially offset by proceeds from the sale of a portion of our investment in MMIH.
     Net cash used in financing activities was $31.1 million for the first quarter of fiscal 2007 and consisted primarily of the purchase of treasury stock, a decrease in our bank overdraft, payments on capital lease obligations and dividend payments, partially offset by proceeds from common stock issued under equity incentive plans and tax benefits from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the first quarter of fiscal 2006 was $3.1 million. The primary difference between the first quarter of fiscal 2006 and the first quarter of fiscal 2007 was an increase in the amount of treasury stock purchased.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 23 new stores in the first quarter of fiscal 2007 and closed three stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $250 million and $260 million for fiscal 2007, based on our current plan to open approximately 100 net new stores, including the purchase of 19 store locations in Canada, and 35 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which is expected to open in the second quarter of fiscal 2007, and a new distribution center in Reno, Nevada which is expected to open in fiscal 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
     We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our bank credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
Credit Facility
     We have an available credit facility of $125.0 million, which expires on April 30, 2008. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.5% or LIBOR plus 1.25% to 1.75%. We are subject to fees payable to lenders each quarter at an annual rate of 0.25% of the unused amount of the credit facility. The credit facility also provides us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to a borrowing base and bear interest of LIBOR plus 1.25% to 1.75% or LIBOR less 0.50% depending on the type of letter of credit issued. As of April 29, 2007, there were no borrowings or letter of credit issuances under the credit facility.
     On June 30, 2006, we amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65.0 million. In February 2007, we increased the letter of credit facility to $70.0 million. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, or ARS, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of April 29, 2007, we had $57.9 million in outstanding letters of credit under this stand-alone letter of credit facility. As of April 29, 2007, we had $80.0 million of restricted cash and short-term investments, including $79.9 million in ARS on deposit with the lenders in connection with the outstanding letters of credit under this facility. The increase in restricted cash and short-term investments from the amount outstanding at January 28, 2007 was required to guarantee planned increases in letter of credit issuances for insurance programs. We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and letter of credit facility. As of April 29, 2007, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the first quarter of fiscal 2007, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
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

     During the first quarter of fiscal 2007, we purchased 0.9 million shares of our common stock for approximately $27.0 million and at the end of the quarter, we had approximately $62.9 million remaining under our current authorization.
Related Party Transactions
     We have an investment in MMIH, a provider of veterinary and other pet-related services. MMIH, through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 614 of our stores, under the name Banfield, The Pet Hospital (“Banfield”). Our investment consists of common and convertible preferred stock.
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of April 29, 2007, we owned approximately 22.3% of the voting stock and approximately 21.6% of the combined voting and non-voting stock of MMIH.
     Conversion to the equity method also requires a restatement of prior years for MMIH earnings. However, since the inception of our investment through fiscal 2006, MMIH generated a cumulative net loss. As a result, no MMIH earnings were recognized for prior periods. In the first quarter of fiscal 2007, MMIH’s cumulative earnings exceeded zero, which required us to recognize our portion of MMIH’s net income for the period after the cumulative earnings became positive. Our equity income from our investment in MMIH, which is recorded one month in arrears, was $0.2 million for the first quarter of fiscal 2007.
     We charge MMIH licensing fees for the space used by the veterinary hospitals, and we treat this income as a reduction of the retail stores’ occupancy costs. We record occupancy costs as a component of cost of sales in our Condensed Consolidated Statements of Operations and Comprehensive Income. Licensing fees are determined by fixed costs per square foot, adjusted for the number of days the hospitals are open and sales volumes achieved. We recognized licensing fees of $4.6 million and $3.1 million in the first quarters of fiscal 2007 and 2006, respectively. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expenses. Receivables from MMIH totaled $2.7 million and $6.9 million at April 29, 2007 and January 28, 2007, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 defines fair value, establishes a framework and provides guidance regarding the methods used for measuring fair value, and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. We are currently evaluating SFAS No. 157 to determine its impact on our condensed consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating SFAS No. 159 to determine its impact on our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At April 29, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2007. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of our Annual Report on Form 10-K for the year ended January 28, 2007.
Energy Costs
     Increased fuel prices have negatively impacted our results of operations during the first quarter of fiscal 2007. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over the same period of fiscal 2006.
Foreign Currency Risk
     Our Canadian subsidiary operates 34 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Approximately $33.2 million, or 3.0%, of our net sales for the first quarter of fiscal 2007 were denominated in the Canadian dollar. Transaction gains and losses on United States dollar denominated transactions are recorded in cost of sales or operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.
     The net exchange gains and losses were not material in the first quarters of fiscal 2007 and 2006.
Interest Rate Risk
     We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. There were no borrowings under the line of credit during fiscal 2006 or in the first quarter of fiscal 2007.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended April 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of April 29, 2007, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court, on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006, and the plaintiff, a former dog groomer, alleges claims against us ostensibly on behalf of other non-exempt hourly workers as to whether she and other employees received their required meal and rest breaks. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and the plaintiff seeks principally to represent employees providing pet grooming services, for alleged meal and rest period violations, and to represent a class of employees whose paychecks were allegedly not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney fees, costs, and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California, where they are currently in the early stages of litigation. We intend to vigorously defend both actions. We do not believe our defense or the outcome of these matters will materially harm our operations or financial condition.
     In another matter, we have been named as a co-defendant in Rozman v. Menu Foods Midwest Corporation, et al., now pending in the United States District Court for the District of Minnesota. The plaintiff is seeking the court’s approval of a class action and an award of damages on behalf of pet owners as a result of injuries to and/or deaths of pets arising from the alleged consumption of animal food tainted with melamine. We have also been named as a co-defendant in several other similar lawsuits brought by pet owners, individually and on behalf of putative classes of individuals, in jurisdictions across the country. We believe specific vendors to us produced the animal food identified in these lawsuits. We have tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intend to vigorously defend these actions. We do not believe our defense or the outcome of these matters will materially harm our operations or financial condition.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our business.
Item 1A. Risk Factors
     In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended April 29, 2007:

				Total Number of
	Total			Shares	Value That May
	Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
January 29, 2007 to February 25, 2007	20,000	$29.99		20,000	$89,270,000
February 26, 2007 to April 1, 2007	894,000	$29.54		894,000	$62,865,000
April 2, 2007 to April 29, 2007	—	$—		—	$62,865,000

First Quarter Total	914,000	$29.55	(2)	914,000	$62,865,000

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the share purchase program by $141.7 million to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007.

(2)	Represents weighted average purchase price during the quarter ended April 29, 2007.
Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: June 1, 2007	/s/ Raymond L. Storck
Raymond L. Storck
Vice President, Finance, Chief Accounting Officer and Chief Financial Officer (Principal Accounting and Financial Officer)

Exhibit Index
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.