Form 10-Q
period 2007-07-29
PETSMART INC
filed 2007-08-31
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended July 29, 2007
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
for the transition period from                      to
Commission file number: 0-21888
PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

19601 N. 27th Avenue
Phoenix, Arizona	85027
Address of principal executive offices)	(Zip Code)
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
Common Stock, $.0001 Par Value, 134,570,658 Shares at August 17, 2007

PetSmart, Inc.
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Corporation”) as of July 29, 2007, and the related condensed consolidated statements of operations and comprehensive income for the 13-week and 26-week periods ended July 29, 2007 and July 30, 2006, and of cash flows for the 26-week periods ended July 29, 2007 and July 30, 2006. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Deloitte & Touche LLP
Phoenix, Arizona
August 30, 2007

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	July 29,	January 28,
	2007	2007
ASSETS
Cash and cash equivalents	$136,765	$148,799
Short-term investments	28,350	19,200
Restricted cash and short-term investments	80,000	60,700
Receivables, net	36,116	36,541
Merchandise inventories	470,991	487,400
Deferred income taxes	45,189	39,580
Prepaid expenses and other current assets	58,304	51,049

Total current assets	855,715	843,269
Property and equipment, net	1,122,072	1,032,421
Equity investment in affiliate	22,457	38,065
Deferred income taxes	89,690	97,648
Goodwill	41,943	14,422
Intangible assets, net	1,026	1,156
Other noncurrent assets	28,803	26,496

Total assets	$2,161,706	$2,053,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$175,909	$179,638
Accrued payroll, bonus and employee benefits	130,124	120,801
Accrued occupancy expenses and deferred rents	48,450	44,972
Current maturities of capital lease obligations	20,603	17,667
Other current liabilities	118,859	155,304

Total current liabilities	493,945	518,382
Capital lease obligations	463,517	431,334
Deferred rents and other noncurrent liabilities	120,327	102,867

Total liabilities	1,077,789	1,052,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value, 625,000 shares authorized, 157,473 and 155,782 shares issued	16	16
Additional paid-in capital	1,051,039	1,024,630
Retained earnings	661,518	516,961
Accumulated other comprehensive income	3,050	1,128
Less: treasury stock, at cost, 23,078 and 20,313 shares	(631,706)	(541,841)

Total stockholders’ equity	1,083,917	1,000,894

Total liabilities and stockholders’ equity	$2,161,706	$2,053,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2007	2006	2007	2006
Net sales	$1,116,681	$1,020,609	$2,228,306	$2,032,138
Cost of sales	770,358	715,762	1,543,505	1,417,211

Gross profit	346,323	304,847	684,801	614,927
Operating, general and administrative expenses	261,587	242,867	523,481	478,268

Operating income	84,736	61,980	161,320	136,659
Gain on sale of investment	—	—	95,363	—
Interest income	2,904	3,740	5,469	5,790
Interest expense	(11,636)	(13,060)	(23,025)	(21,843)

Income before income tax expense and equity in income from investee	76,004	52,660	239,127	120,606
Income tax expense	(29,435)	(18,030)	(86,076)	(44,212)
Equity in income from investee	556	—	781	—

Net income	47,125	34,630	153,832	76,394
Other comprehensive income, net of income tax
Foreign currency translation adjustments	1,203	(205)	1,922	439

Comprehensive income	$48,328	$34,425	$155,754	$76,833

Earnings per common share:
Basic	$0.36	$0.25	$1.16	$0.56

Diluted	$0.35	$0.25	$1.13	$0.54

Weighted average shares outstanding:
Basic	132,262	137,667	132,789	137,558
Diluted	135,514	141,237	136,095	141,163
Dividends declared per common share	$0.03	$0.03	$0.06	$0.06
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 29,	July 30,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$153,832	$76,394
Depreciation and amortization	95,615	76,835
Gain on sale of equity investment	(95,363)	—
Loss on disposal of property and equipment	4,281	4,004
Stock-based compensation expense	6,482	8,863
Deferred income taxes	5,179	2,601
Equity in income from investee	(781)	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(7,106)	(1,308)
Non-cash interest expense	1,323	4,413
Changes in assets and liabilities, excluding the effect of the acquisition of store locations in Canada:
Receivables, net	478	13,064
Merchandise inventories	22,144	(16,051)
Prepaid expenses and other current assets	(6,880)	(7,332)
Other noncurrent assets	(2,244)	(1,021)
Accounts payable	1,271	26,765
Accrued payroll, bonus and employee benefits	9,132	4,698
Accrued occupancy expenses and deferred rents	3,355	(742)
Other current liabilities	(42,022)	(25,355)
Deferred rents and other noncurrent liabilities	17,165	(2,260)

Net cash provided by operating activities	165,861	163,568

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of short-term available-for-sale investments	(267,055)	(1,605,100)
Proceeds from sales of short-term available-for-sale investments	257,905	1,603,850
Increase in restricted cash and short-term investments	(19,300)	(63,500)
Cash paid for property and equipment	(135,503)	(91,456)
Cash paid for acquisition of store locations in Canada	(38,778)	—
Proceeds from sales of property and equipment	316	679
Proceeds from sale of equity investment	111,752	—

Net cash used in investing activities	(90,663)	(155,527)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	18,416	9,544
Cash paid for treasury stock	(89,865)	(1,735)
Cash paid for capital lease obligations	(11,841)	(8,640)
Decrease in bank overdraft	(5,407)	(5,400)
Tax benefits from tax deductions in excess of the compensation cost recognized	7,106	1,308
Cash dividends paid to stockholders	(8,143)	(8,371)

Net cash used in financing activities	(89,734)	(13,294)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,502	654

DECREASE IN CASH AND CASH EQUIVALENTS	(12,034)	(4,599)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,799	110,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$136,765	$105,816

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is a leading specialty provider of products, services and solutions for the lifetime needs of pets. PetSmart offers a broad line of products for all the life stages of pets and pet services, which include professional grooming, training, boarding and day camp. PetSmart also offers products through an e-commerce site. As of July 29, 2007, the Company operated 966 retail stores and offered full-service veterinary hospitals in 635 of its stores. Medical Management International, Inc. operated 623 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital (“Banfield”). The remaining 12 hospitals are operated by other third-parties in Canada.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and twenty-six weeks ended July 29, 2007 and July 30, 2006 are not necessarily indicative of the results expected for the full year. The Company’s fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31, which results in a 2007 fiscal year end of February 3, 2008. Fiscal 2007 consists of 53 weeks.
     For further information, refer to the consolidated financial statements and related consolidated footnotes for the fiscal year ended January 28, 2007, included in the Company’s Form 10-K (File No. 0-21888), filed with the Securities and Exchange Commission on March 28, 2007.
NOTE 2 — INCOME TAXES:
     The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109,” as of January 29, 2007. As a result of adoption, the Company recognized a charge of $1,164,000 to the January 29, 2007 retained earnings balance in the Condensed Consolidated Balance Sheets. In addition, the Company had gross unrecognized tax benefits of $15,081,000 of which $10,350,000, if recognized, would impact the effective tax rate. Also as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $4,428,000. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Income. The application of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements for the thirteen and twenty-six weeks ended July 29, 2007. The Company does not expect a significant change to the estimated amount of liability associated with its uncertain tax positions through the second quarter of fiscal 2008.
     The Company does not adjust deferred tax assets as part of its interim income tax provision. During the interim periods, the Company recognizes the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred tax assets is likely to occur in the last quarter of fiscal 2007.
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
NOTE 3 — INVESTMENTS:

     The Company has an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 623 of the Company’s stores, under the name Banfield, The Pet Hospital. The Company’s investment consists of common and convertible preferred stock.
     During the thirteen weeks ended April 29, 2007, the Company sold a portion of its non-voting shares in MMIH for $111,752,000. The cost basis of the non-voting shares was $16,389,000, which resulted in a pretax gain of $95,363,000, or an after tax gain of approximately $64,337,000. In connection with this transaction, the Company also converted its remaining MMIH non-voting shares to voting shares. The increase in voting shares caused the Company to exceed the significant influence threshold as defined by GAAP, which required it to account for its investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     The conversion to the equity method of accounting would typically require a restatement of prior years for MMIH earnings. However, since the amounts are not material, the Company has not restated prior year financial statements. The Company’s equity income from its investment in MMIH, which is recorded one month in arrears, was $556,000 and $781,000 for the thirteen weeks and twenty-six weeks ended July 29, 2007, respectively.
     The Company’s ownership interest in the stock of MMIH was as follows (in thousands, except percentages):

	July 29, 2007			January 28, 2007
			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage
Voting common and convertible preferred	$21,676	4,693	22.2%	$10,549	2,855	17.8%
Non-voting common and convertible preferred	—	—	0.0%	27,516	5,235	97.6%
Equity in income	781	—		—	—

Total investment	$22,457	4,693	21.5%	$38,065	8,090	37.2%

     The investment in voting common and convertible preferred shares of MMIH includes goodwill of $15,877,000. The goodwill is calculated as the excess of the purchase price for each step of the Company’s acquisition of its ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     The Company charges MMIH licensing fees for the space used by the veterinary hospitals and for their portion of utilities costs. The Company treats these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company also charges MMIH for its portion of specific operating expenses, and treats the reimbursement as a reduction of the stores’ operating expense.
     In June 2007, the Company entered into a new master operating agreement with MMIH, which has an initial 15-year term and was retroactive to February 2007. The new agreement includes a change to the calculation of license fees charged to MMIH and a provision for MMIH to pay their portion of utilities costs. Under the previous master operating agreement, a portion of the license fees was based on MMIH achieving certain sales levels. Those fees were not recognized until certain sales thresholds were met, resulting in recognition later in the year. Under the new agreement, license fees are not based on sales levels, and the fees are recognized more evenly throughout the year.
     The Company recognized license fees and utilities and other cost reimbursements of $17,563,000 and $7,234,000 during the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively. Receivables from MMIH totaled $4,593,000 and $6,937,000 at July 29, 2007 and January 28, 2007, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.
NOTE 4 — DISCONTINUATION OF EQUINE PRODUCT LINE:
     On February 28, 2007, the Company announced plans to exit its equine product line including the sale or discontinuation of StateLineTack.com and its equine catalog, and the sale of a warehouse, call center and store facility in Brockport, New York.

     On April 29, 2007, the Company entered into an agreement to sell a portion of the equine product line, including the State Line Tack brand, certain inventory, customer lists and certain other assets to a third-party. The gain recognized was not material.
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
     The Company also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line and remerchandising of the store space previously utilized for equine inventory. The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation and operating expenses was an after tax loss of $2,248,000 and $6,053,000 for the thirteen and twenty-six weeks ended July 29, 2007, respectively. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended July 29, 2007.
NOTE 5 — STOCK-BASED COMPENSATION:
     The stock-based compensation cost charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Stock options expense (benefit)	$(2,054)	$2,306	$(75)	$4,804
Employee stock purchase plan expense	466	271	983	528
Restricted stock expense	2,954	3,054	5,574	3,531

Total stock-based compensation cost	$1,366	$5,631	$6,482	$8,863

Tax benefit	$223	$1,889	$1,960	$2,991

     At July 29, 2007, the total unrecognized stock-based compensation cost, net of estimated forfeitures was $46,405,000. The Company expects to recognize that cost over a weighted average period of 2.4 years.
     The Company estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Dividend yield	0.42%	0.48%	0.42%	0.48%
Expected volatility	31.0%	34.0%	31.9%	34.7%
Risk-free interest rate	4.88%	5.14%	4.90%	4.63%
Forfeiture rate	16.0%	14.7%	16.0%	14.7%
Expected lives	5.1 years	4.8 years	5.2 years	4.6 years
Vesting periods	4 years	4 years	4 years	4 years
Term	7 years	7 years	7 years	7 or 10 years
Weighted average fair value	$11.29	$8.65	$10.93	$8.60
     Option expense has been adjusted to reflect both actual and estimated forfeitures. During the twenty-six weeks ended July 29, 2007 and July 30, 2006, actual and estimated forfeitures resulted in an expense reduction of $3,696,000 and $748,000, respectively.
     The Company has an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date.
     Option exercises through the Company’s equity incentive plans and shares purchased through the ESPP were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Options exercised	392	129	1,172	470
Shares purchased through the ESPP	—	—	108	115
     The Company awarded shares of restricted stock as follows (in thousands, except per share information):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Restricted shares awarded	51	66	832	941
Weighted average fair value per share	$33.11	$25.40	$31.51	$24.25
     Restricted shares awarded, which were issued at the fair market value on the date of the grant and cliff vest after either one or four years, are being amortized ratably by a charge to income over the term of the awards. Restricted share awards to members of the Company’s Board of Directors have either a one or a four year vesting period. All other restricted share awards have a four year vesting period. Expense has been adjusted to reflect both actual and estimated forfeitures. During the twenty-six weeks ended July 29, 2007 and July 30, 2006, actual and estimated forfeitures resulted in an expense reduction of $4,171,000 and $4,030,000, respectively.
     As restricted shares vest, the Company may elect to withhold shares to satisfy the tax withholding obligations as permitted under section 11(d) of the 1997 Equity Incentive Plan and 12(e) of the 2003 Equity Incentive Plan and the 2006 Equity Incentive Plan.
     If the Company elects to satisfy the tax withholding obligation arising upon the vesting of the employee’s restricted shares by withholding the number of shares with a fair market value equal to the minimum amount required to be withheld, the shares withheld will be forfeited and returned for re-issuance under the 2006 Equity Incentive Plan. During the thirteen and twenty-six weeks ended July 29, 2007, 10,000 and 162,000 shares, respectively, were forfeited to satisfy withholding obligations and returned to the 2006 Equity Incentive Plan for re-issuance.
NOTE 6 — INTANGIBLE ASSETS:
     Intangible assets consisted solely of service marks and trademarks that have an estimated useful life of 10 to 15 years. The service marks and trademarks have zero residual value. Changes in the carrying amount for the twenty-six weeks ended July 29, 2007 were as follows (in thousands):

	Carrying	Accumulated
	Amount	Amortization	Net
Balance, January 28, 2007	$2,762	$(1,606)	$1,156
Changes	65	(141)	(76)
Write-off	(123)	69	(54)

Balance, July 29, 2007	$2,704	$(1,678)	$1,026

     Amortization expense for the intangible assets was $93,000 during the twenty-six weeks ended July 29, 2007. The Company estimates the amortization expense to be approximately $91,000 for the remainder of the year. For fiscal years 2008 through 2012, the Company estimates the amortization expense will be approximately $181,000 each year.
NOTE 7 — RESERVES FOR CLOSED STORES:
     The closed store reserves were as follows (in thousands):

	July 29,	January 28,
	2007	2007
Total remaining gross occupancy costs	$36,742	$41,170
Less:
Expected gross sublease income	(28,098)	(32,220)
Interest costs	(1,239)	(1,261)

Closed store reserves	$7,405	$7,689

     The closed store reserves are recorded in other current liabilities and deferred rents and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.

     The activity related to the closed store reserves was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Opening balance	$7,737	$9,304	$7,689	$9,604
Charges, net	328	(265)	2,133	399
Payments, net	(660)	(964)	(2,417)	(1,928)

Ending balance	$7,405	$8,075	$7,405	$8,075

     During the thirteen weeks ended July 30, 2006, the Company determined that a previously established closed store liability was no longer probable and therefore reversed the reserve of $489,000. The Company can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
NOTE 8 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $770,000 and $(128,000) for the thirteen weeks ended July 29, 2007 and July 30, 2006, respectively, and $1,246,000 and $258,000 for the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively.
NOTE 9 — EARNINGS PER COMMON SHARE:
     A reconciliation of the basic and diluted earnings per common share calculations for the thirteen and twenty-six weeks ended July 29, 2007 and July 30, 2006 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net income	$47,125	$34,630	$153,832	$76,394

Weighted average shares — Basic	132,262	137,667	132,789	137,558
Effect of dilutive securities:
Stock options, ESPP and restricted stock	3,252	3,570	3,306	3,605

Weighted average shares — Diluted	135,514	141,237	136,095	141,163

Earnings per common share:
Basic	$0.36	$0.25	$1.16	$0.56

Diluted	$0.35	$0.25	$1.13	$0.54

     Certain stock-based compensation awards representing 966,000 and 1,885,000 shares of common stock in the thirteen weeks ended July 29, 2007 and July 30, 2006, respectively and 931,000 and 1,865,000 shares of common stock in the twenty-six weeks ended July 29, 2007 and July 30, 2006, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 10 — EQUITY:
     Share Purchase Program
     During the thirteen weeks ended July 29, 2007, the Company purchased 1,850,000 shares of its common stock for $62,860,000, completing its $250,000,000 share purchase program.
     During the twenty-six weeks ended July 29, 2007, the Company purchased 2,764,000 shares of its common stock for $89,865,000.
     In August 2007, the Board of Directors approved a new share purchase program of up to $300,000,000. See Note 17 for a discussion of the new share purchase program.
     Stockholder Rights Plan
     The Company has decided not to extend the Stockholder Rights Plan beyond its scheduled expiration of August 28, 2007.
     Dividends

     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
NOTE 11 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the twenty-six weeks ended July 29, 2007 and July 30, 2006, was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2007	July 30, 2006
Interest paid	$23,030	$17,911
Income taxes paid, net of refunds	$116,674	$85,512
Assets acquired using capital lease obligations	$42,900	$57,638
Assets acquired using other current liabilities	$2,417	$10,796
Dividends declared but unpaid	$4,032	$4,205
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
     In June 2007, the FASB ratified Emerging Issues Task Force or, EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating EITF Issue No. 06-11 to determine its impact on the Company’s condensed consolidated financial statements.
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

     In another matter, the Company was named as a co-defendant in a matter entitled Rozman v. Menu Foods Midwest Corporation, et al., initially filed in the United States District Court for the District of Minnesota. The plaintiff is seeking the court’s approval of class action status and an award of damages on behalf of pet owners as a result of injuries to and/or deaths of pets arising from the alleged consumption of animal food tainted with melamine. The Company has also been named as a co-defendant in several other similar lawsuits brought by plaintiffs, individually and on behalf of putative classes of individuals, in jurisdictions across North America seeking damages arising from the defendants’ manufacture, distribution and sale of animal food. Several of these cases have been consolidated by the Judicial Panel in Multidistrict litigation in the U.S. District Court for the District of New Jersey. PetSmart believes specific vendors to the Company produced the animal food identified in these lawsuits. The Company has tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intends to vigorously defend these actions.
     At this time, these cases have not advanced to the stage where the Company can estimate the possible loss or range of loss, if any, which could result from this litigation.
     The Company is involved in the defense of various other legal proceedings that it does not believe are material to its financial condition or results of operations.
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
     Letters of Credit
     As of July 29, 2007, a total of $62,856,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Lease Contingencies
     In December 1997, the Company entered into operating lease agreements for a pool of 11 properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In January 2007, the Company elected the cancellation option on two leases, the purchase option on three leases and an extension on the remaining six leases with a change in rent payments to occur in January 2008. Landlord responses to the Company’s elections are due on various dates through November 2007. The Company does not believe that the impact of these leases and elections will be material to its consolidated financial statements.
     In May 1998, the Company entered into additional operating lease agreements for a pool of eight properties. Under the agreements, in year ten of the lease, the Company must elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. In May 2007, the Company elected the purchase option on three leases and an extension on the remaining five leases with a change in rent payments to occur in June 2008. Landlord responses to the Company’s elections are due on various dates between February 2008 and April 2008. The Company does not believe that the impact of these leases and elections will be material to its consolidated financial statements.
     Advertising Purchase Commitments
     As of July 29, 2007, the Company had obligations to purchase $16,131,000 of advertising during the remainder of fiscal 2007.
     Product Purchase Commitments
     On May 31, 2007, the Company entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, the Company estimates the purchase obligation to be $19,231,000 for the remainder of fiscal 2007, and $35,111,000, $40,853,000 and $17,314,000 for fiscal years 2008, 2009 and 2010, respectively. The purchase obligation amounts are subject to certain adjustments, which will be finalized by the end of the third quarter of fiscal year 2007. If the Company does not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If the Company’s purchases exceed the minimums required, the surplus purchases are carried over to the following year’s requirement.

NOTE 15 — CREDIT FACILITIES:
     As of July 29, 2007, the Company had an available credit facility of $125,000,000 and a stand-alone letter of credit facility of $70,000,000. The credit facility and letter of credit facility were secured by substantially all the Company’s personal property, its subsidiaries and certain real property.
     As of July 29, 2007, the Company had no borrowings or letter of credit issuances under its credit facility.
     The Company issues letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of July 29, 2007, the Company had $62,856,000 in outstanding letters of credit under its stand-alone letter of credit facility. As of July 29, 2007, the Company had $80,000,000 of restricted cash and short-term investments, including $79,800,000 in Auction Rate Securities, on deposit with the lenders in connection with the outstanding letters of credit under this facility. The increase in restricted cash and short-term investments from the amount outstanding at January 28, 2007 was required to guarantee planned increases in letter of credit issuances for insurance programs.
     As of July 29, 2007, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility.
     As discussed in Note 17, the Company replaced the credit facility in August 2007.
NOTE 16 —ACQUISITION OF STORE LOCATIONS IN CANADA:
     The Company completed the purchase of 19 store locations in Canada on May 31, 2007 for approximately $38,778,000, subject to certain adjustments. The acquisition has been accounted for as a purchase pursuant to SFAS No. 141, “Business Combinations,” and accordingly, the operating results of the 19 store locations are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company initially recorded $27,521,000 of goodwill. The purchase price allocation has not yet been finalized. The Company retained an independent third party appraiser for the intangible assets as of the transaction date to assist management in its valuation; however, the Company is still in the process of obtaining all information necessary to determine the fair values of the acquired assets. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The pro forma effect of the acquisition on the Company’s results of operations is immaterial.
     The preliminary allocation of the purchase price, which was based on the best estimates of management and is subject to revision based on the final valuations, was as follows (in thousands):

Fair value of assets acquired	$11,257
Goodwill	27,521

Total assets acquired	38,778
Fair value of liabilities assumed	—

Net assets acquired	$38,778

NOTE 17 —SUBSEQUENT EVENTS:
     The Board of Directors has approved a program authorizing the purchase of up to $300,000,000 of the Company’s stock through the second quarter of fiscal 2009. In August 2007, the Company used a portion of the authorization to execute an accelerated share repurchase, or ASR, program, with a broker as the counterparty, for the purchase of $225,000,000 of common stock no later than January 2008. The exact number of purchased shares will be determined at the conclusion of the agreement. The Company’s share count will be reduced by the majority of the impact of the ASR by the end of the third quarter of fiscal 2007. The Company expects to use the remaining $75,000,000 available under the new common stock purchase program authorization to acquire additional shares after expiration of the ASR, subject to business results and market conditions.
     In August 2007, the Company replaced its existing $125,000,000 credit facility with a $350,000,000 five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%, subject to certain adjustments based on final syndication. The Company is subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives the Company the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. The credit facility is secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property. In August 2007, the Company borrowed $100,000,000 under the credit facility to fund a portion of the Company’s $225,000,000 ASR program. The remaining portion of the ASR was funded using existing cash and cash equivalents.
     On August 15, 2007 the Company transferred $67,856,000 in letters of credit previously under the stand-alone letter of credit facility to the new $350,000,000 credit facility.

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
•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	Store development may place increasing demands on management and operating systems and may erode sales at existing stores. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed.

•	A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet products retail industry and the timing of expenses, new store openings and store closures.

•	The pet products retail industry is very competitive, and continued competitive forces may reduce our sales and profitability.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to and effectively merchandise our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

•	If we accidentally disclose sensitive customer information, our business could be harmed.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we are unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

•	Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

•	Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Food safety, quality and health concerns could affect our business.

•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

•	Our operating and financial performance in any given period might not meet the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2006 fiscal year ended January 28, 2007, filed with the Securities and Exchange Commission on March 28, 2007, which is incorporated herein by reference.
Overview
     Based on our fiscal 2006 net sales of $4.2 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of July 29, 2007, we operated 966 stores, and we anticipate opening approximately 42 net new stores in the remainder of fiscal 2007. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,300 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. As of July 29, 2007, we operated 74 PetsHotels, and we anticipate opening 23 additional PetsHotels during the remainder of fiscal 2007.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of July 29, 2007, full-service veterinary hospitals were in 635 of our stores. MMI Holdings, Inc., or MMIH, an operator of veterinary hospitals, operated 623 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are operated by other third-parties in Canada.
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
     On February 15, 2007, we announced an agreement to acquire 19 store locations in Canada. We completed the purchase effective May 31, 2007 for approximately $38.8 million, subject to certain adjustments, which includes goodwill of approximately $27.5 million. We are still in the process of obtaining all information necessary to determine the fair values of the acquired assets. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill.
Executive Summary
•	Diluted earnings per common share were $0.35, on net income of $47.1 million, for the second quarter of fiscal 2007, compared to diluted earnings per common share of $0.25 on net income of $34.6 million for the second quarter of fiscal 2006. Diluted earnings per common share were $1.13 and $0.54 for the first halves of fiscal 2007 and fiscal 2006, respectively.

•	Net sales increased 9.4% to $1.1 billion for the second quarter of fiscal 2007 compared to $1.0 billion for the second quarter of fiscal 2006. Net sales increased 9.7% to $2.2 billion for the first half of fiscal 2007 compared to $2.0 billion for the first half of fiscal 2006.

•	We added 38 net new stores during the second quarter of fiscal 2007 and 58 net new stores for the first half of fiscal 2007. As of July 29, 2007, we operated 966 stores. We also opened four new PetsHotels during the second quarter of fiscal 2007 and 12 for the first half of fiscal 2007. We expect to open approximately 42 net new stores and 23 new PetsHotels during the remainder of fiscal 2007.

•	Comparable store sales, or sales in stores open at least a year, increased 4.0% for the second quarter of fiscal 2007 and 4.0% for the first half of fiscal 2007.

•	Services sales increased 19.5% to $117.2 million for the second quarter of fiscal 2007, representing 10.5% of net sales, compared to 9.6% of net sales for the second quarter of fiscal 2006. Services sales were $224.5 million for the first half of fiscal 2007, an increase of 19.1% compared to the first half of fiscal 2006.

•	Gross margins increased to 31.0% of net sales for the second quarter of fiscal 2007 compared to 29.9% of net sales for the second quarter of fiscal 2006 and increased to 30.7% for the first half of 2007 compared to 30.3% for the first half of fiscal 2006.

•	Operating, general and administrative expenses were 23.4% of net sales in the second quarter of fiscal 2007, compared to 23.8% for the second quarter of fiscal 2006. Operating, general and administrative expenses were 23.5% of net sales in the first half of fiscal 2007 and for the first half of fiscal 2006.

•	We recognized a pretax gain of $95.4 million on the sale of a portion of our investment in MMIH in the first quarter of fiscal 2007.

•	We recognized expenses of $2.2 million, net of tax, related to the discontinuation of the equine product line in the second quarter of fiscal 2007 and $6.1 million for the first half of fiscal 2007.

•	We experienced lower insurance expense as a percentage of net sales for the first half of fiscal 2007 compared to the first half of fiscal 2006.

•	We entered a new master operating agreement with MMIH, which resulted in higher license fees and utilities reimbursements for the first half of fiscal 2007 compared to the first half of fiscal 2006.

•	Capital expenditures for the first half of fiscal 2007 were $180.8 million, including non-cash property and equipment acquired using capital lease obligations and other current liabilities, and we anticipate spending between $270.0 million and $280.0 million for capital expenditures in all of fiscal 2007.

•	During the first half of fiscal 2007, we purchased 2.8 million shares of our common stock for approximately $89.9 million.

•	During the first half of fiscal 2007, we declared cash dividends totaling $0.06 per share.

•	During the first half of fiscal 2007, we experienced a series of pet food recalls that had a negative impact on sales.

•	The Board of Directors has approved a program authorizing the purchase of up to $300.0 million of our stock through the second quarter of fiscal 2009. In August 2007, we used a portion of the authorization to execute a $225.0 million accelerated share repurchase, or ASR, program. We expect to use the remaining $75.0 million available under the new common stock purchase program authorization to acquire additional shares after expiration of the ASR, subject to business results and market conditions.

•	In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility.
Critical Accounting Policies and Estimates
     The discussion and analysis of our financial condition and results of operations are based on our condensed consolidated financial statements, which we have prepared in accordance with accounting principles generally accepted in the United States of America, or GAAP, for interim financial information. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, asset impairments, reserves against deferred tax assets and tax contingencies. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our condensed consolidated financial statements.
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
     As of July 29, 2007 and January 28, 2007, we had inventory valuation reserves of $13.5 million and $16.7 million, respectively.
     Asset Impairments
     Long-lived assets are reviewed for impairment based on undiscounted cash flows in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We conduct this review annually and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable. There were no asset impairments identified in the first half of fiscal 2007.
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
     As of July 29, 2007 and January 28, 2007, we had 17 and 18 stores, respectively included in our closed store reserves, of which 11 were under sublease agreements. In addition to the stores under sublease agreements as of July 29, 2007, we have assumed that four stores will have sublease income in future periods, which represents a $3.9 million reduction to the reserves. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserves would increase by approximately $0.5 million. We closed five stores in both the first half of fiscal 2007 and 2006.
     Insurance Liabilities and Reserves
     We maintain standard property and general liability insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.5 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our general liability and workers’ compensation insurance policies, we retained an initial risk of loss of $0.5 million through January 28, 2007. After January 28, 2007, we retain an initial risk of loss of $0.5 million for general liability and $0.75 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in assumptions could result in an adjustment to the reserves. As of July 29, 2007 and January 28, 2007, we had approximately $78.5 million and $67.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
     Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at July 29, 2007 and January 28, 2007 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
     Effective January 29, 2007, we began to measure and record tax contingency accruals in accordance with FASB Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109.”
     FIN No. 48 prescribes a threshold for the financial statement recognition and measurement of a tax position taken or expected to be taken in a return. Only positions meeting the “more likely than not” recognition threshold may be recognized or continue to be recognized upon adoption of FIN No. 48. Prior to January 29, 2007, we recorded accruals for tax contingencies and related interest when it was probable that a liability had been incurred and the amount of the contingency could be reasonably estimated based on specific events such as an audit or inquiry by a taxing authority.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Quarter Ended		First Half Ended
	July 29, 2007	July 30, 2006	July 29, 2007	July 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.0	70.1	69.3	69.7

Gross profit	31.0	29.9	30.7	30.3
Operating, general and administrative expenses	23.4	23.8	23.5	23.5

Operating income	7.6	6.1	7.2	6.7
Gain on sale of investment	0.0	0.0	4.3	0.0
Interest income	0.3	0.4	0.2	0.3
Interest expense	(1.0)	(1.3)	(1.0)	(1.1)

Income before income tax expense and equity in income from investee	6.8	5.2	10.7	5.9
Income tax expense	(2.6)	(1.8)	(3.9)	(2.2)
Equity in income from investee	0.0	0.0	0.0	0.0

Net income	4.2%	3.4%	6.9%	3.8%

Second Quarter of Fiscal 2007 Compared with the Second Quarter of Fiscal 2006
     Net Sales
     Net sales increased $96.1 million, or 9.4%, to $1.1 billion for the second quarter of fiscal 2007, compared to $1.0 billion for the second quarter of fiscal 2006. The sales increase was primarily due to 103 net new stores added since July 30, 2006 and a 4.0% increase in comparable store sales for the second quarter of fiscal 2007. Increases in net sales were partially offset by the continued impact of several announcements regarding the recall of certain pet food products, which occurred during the first quarter of fiscal 2007 and by reduced sales of equine products as a result of our decision to exit that product line.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp, increased 19.5%, or $19.1 million, to $117.2 million for the second quarter of fiscal 2007.
     Gross Profit
     Gross profit increased to 31.0% of net sales for the second quarter of fiscal 2007 from 29.9% for the second quarter of fiscal 2006.
     The increase is due to several factors, including an improvement in product margins due to pricing initiatives and better buying practices as well as a shift in the mix to higher margin products.
     In addition, during the second quarter of fiscal 2007, we completed the renegotiation of our contract with MMIH relating to the license fees and utilities reimbursements charged to MMIH for space used by the veterinary hospitals. Under the new agreement, MMIH will pay higher amounts for license fees and utilities. In addition, there is a difference in the structure of the agreement that affects the timing of the license fee recognition. Under the old agreement, a portion of the fees was based on MMIH sales amounts. Those fees were not recognized until certain thresholds were met, resulting in recognition later in the fiscal year. Under the new agreement, license fees are recognized more evenly throughout the year. The change in the agreement is retroactive to the beginning of the year, and we recorded an adjustment in the second quarter of 2007 to recognize the cumulative difference. We treat the license fees and utilities reimbursements as a reduction of stores’ occupancy costs.

     Also contributing to the gross margin increase was a revision of our early pay discounts recognition policy during the second quarter of fiscal 2006, which resulted in a $3.9 million charge during that period. Prior to the second quarter of fiscal 2006, discounts were recognized as they were taken against payments. Under the revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold.
     We also incurred approximately $1.8 million additional expense during the second quarter of 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center. We did not incur any unplanned racking expenses in the second quarter of 2007.
     The increases were partially offset by increased costs in our distribution operations due primarily to start-up costs related to a new distribution center that opened during the second quarter of fiscal 2007. In addition, we experienced higher supplies costs and higher freight expenses as a result of our actions to balance distribution center capacity and optimize service levels to our stores.
     In addition, services sales increased as a percentage of net sales. Services sales generate lower gross profit margins than product sales because we include service-related labor in cost of sales; however, services generate higher operating margins than product sales. We also opened 26 PetsHotels since the second quarter of fiscal 2006. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     We also experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a sales reduction, in the second quarter of fiscal 2007 compared to the second quarter of fiscal 2006.
     Operating, General and Administrative Expenses
     Operating, general and administrative expense was 23.4% of net sales for the second quarter of fiscal 2007 and 23.8% of net sales for the second quarter of fiscal 2006.
     During the second quarter of fiscal 2007, we experienced lower expense for workers’ compensation, general liability and health insurance as compared to the second quarter of fiscal 2006 due to improvements in claim activity during the period. The improvement in claim activity resulted in a smaller increase in the actuarial assessments of our required reserves than in the prior year. In addition, we recognized an increase in expense during the second quarter of 2006 as a result of increased actuarial estimates of required reserve amounts.
     Stock-based compensation expense was lower than the same period in the prior year due to higher actual and estimated forfeitures for stock options.
     These decreases were partially offset by expenses related to the exit of our equine product line, including accelerated depreciation expense of assets and costs to remerchandise the equine sections of our stores. In addition, bonus expense increased due to stronger financial and operational performance through the first half of fiscal 2007 and corporate payroll expenses increased. Advertising increased as a percentage of net sales and professional fees also increased over the prior year due to continued work on the integration of our Canadian acquisition and merchandising strategy.
     Interest Income
     Interest income decreased to $2.9 million during the second quarter of fiscal 2007 compared to $3.7 million during the second quarter of fiscal 2006 primarily due to lower average investments in auction rate securities during the quarter. This decrease was partially offset by an increase in rates of return on investments in auction rate securities.
     Interest Expense
     Interest expense decreased to $11.6 million during the second quarter of fiscal 2007 compared to $13.1 million for the second quarter of fiscal 2006. The decrease is primarily attributable to an adjustment related to the modification of several lease terms during the second quarter of fiscal 2006.
     Income Tax Expense

     In the second quarter of fiscal 2007, the $29.4 million income tax expense represents an effective rate of 38.7%, compared with the second quarter of fiscal 2006 income tax expense of $18.0 million, which represents an effective tax rate of 34.2%.
     During the second quarter of fiscal 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the second quarter of fiscal 2006, we wrote off state deferred tax assets due to new state legislation, resulting in additional tax expense of $0.9 million. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operation and Comprehensive Income in the second quarter of fiscal 2006.
First Half of Fiscal 2007 Compared with the First Half of Fiscal 2006
     Net Sales
     Net sales increased $196.2 million, or 9.7%, to $2.2 billion for the first half of fiscal 2007, compared to $2.0 billion for the first half of fiscal 2006. The sales increase was primarily due to 103 net new stores added since July 30, 2006 and to a 4.0% increase in comparable store sales for the first half of fiscal 2007. Increases in net sales were partially offset by the impact of several announcements regarding the recall of certain pet food products, which occurred during the first half of fiscal 2007 and by reduced sales of equine products as a result of our decision to exit that product line.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp increased 19.1%, or $36.1 million, to $224.5 million for the first half of fiscal 2007.
     Gross Profit
     Gross profit increased to 30.7% of net sales for the first half of fiscal 2007 from 30.3% for the first half of fiscal 2006.
     The increase is due to several factors, including an improvement in product margins due to pricing initiatives and better buying practices as well as a shift in the mix to higher margin products.
     In addition, during the second quarter of fiscal 2007, we completed the renegotiation of our contract with MMIH relating to the license fees and utilities reimbursements charged to MMIH for space used by the veterinary hospitals. Under the new agreement, MMIH will pay higher amounts for license fees and utilities. In addition, there is a difference in the structure of the agreement that affects the timing of the license fee recognition. Under the old agreement, a portion of the fees was based on MMIH sales amounts. Those fees were not recognized until certain thresholds were met, resulting in recognition later in the fiscal year. Under the new agreement, license fees are recognized more evenly throughout the year. The change in the agreement is retroactive to the beginning of the year, and we recorded an adjustment in the second quarter of 2007 to recognize the cumulative difference. We treat the license fees and utilities reimbursements as a reduction of stores’ occupancy costs.
     Also contributing to the gross margin increase was a revision of our early pay discounts recognition policy during the second quarter of fiscal 2006, which resulted in a $3.9 million charge during that period. Prior to the second quarter of fiscal 2006, discounts were recognized as they were taken against payments. Under the revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold.
     We also incurred approximately $1.8 million additional expense during the second quarter of 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center. We did not incur any unplanned racking expenses in the first half of 2007.
     The increases were partially offset by increased costs in our distribution operations due primarily to start-up costs related to a new distribution center that opened during the second quarter of fiscal 2007. In addition, we experienced higher supplies costs and higher freight expenses as a result of our actions to balance distribution center capacity and optimize service levels to our stores.
     In addition, services sales increased as a percentage of net sales. Services sales generate lower gross profit margins than product sales because we include service-related labor in cost of sales; however, services generate higher operating margins than product sales. We also opened 26 PetsHotels since the second quarter of fiscal 2006. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.

     We also experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a sales reduction, in the first half of fiscal 2007 compared to the first half of fiscal 2006.
     Operating, General and Administrative Expenses
     Operating, general and administrative expense was 23.5% of net sales for the first half of fiscal 2007 and 2006.
     During the first half of fiscal 2007, we experienced lower expense for general liability and health insurance as compared to the first half of fiscal 2006 due to improvements in claim activity during the period. The improvement in claim activity resulted in a smaller increase in the actuarial assessments of our required reserves than in the prior year. In addition, we recognized an increase in expense during the second quarter of 2006 as a result of increased actuarial estimates of required reserve amounts.
     In addition, stock-based compensation expense was lower than the same period in the prior year due to higher actual and estimated forfeiture activity for stock options.
     These decreases were partially offset by expenses related to the exit of our equine product line, including accelerated depreciation expense of assets and costs to remerchandise the equine sections of our stores. In addition, bonus expense increased due to stronger financial and operational performance through the first half of fiscal 2007. Professional fees also increased over the prior year due to work on the exit of the equine product line, the integration of our Canadian acquisition and merchandising strategy efforts. Corporate payroll expenses also increased over the same period in the prior year.
     Gain on Sale of Investment
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of previously applied cost method in accordance with Accounting Principles Board Opinion, or APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Conversion to the equity method of accounting would typically require a restatement of prior years for the MMIH earnings. However, since the amounts are not material, we have not restated prior year financial statements.
     Interest Income
     Interest income decreased to $5.5 million during the first half of fiscal 2007 compared to $5.8 million during the first half of fiscal 2006 primarily due to lower average investments in auction rate securities during the period. This was partially offset by an increase in interest rates on investments in auction rate securities.
     Interest Expense
     Interest expense increased to $23.0 million during the first half of fiscal 2007 compared to $21.8 million during the first half of fiscal 2006. The increase is primarily attributable to an increase in capital lease obligations in fiscal 2007. This was partially offset by an adjustment related to the modification of several lease terms during the second quarter of fiscal 2006.
     Income Tax Expense
     In the first half of fiscal 2007, the $86.1 million income tax expense represents an effective rate of 36.0%, compared with the first half of fiscal 2006 income tax expense of $44.2 million, which represents an effective tax rate of 36.7%.
     The decrease in the effective rate is primarily due to the utilization of capital loss carryforwards to reduce the tax on the gain from the sale of MMIH non-voting shares.
     The effective rate for the first half of fiscal 2006 includes the settlement of an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the second quarter of fiscal 2006, we wrote off state deferred tax assets due to new state legislation, resulting in additional tax expense of $0.9 million. The net benefit is reflected in income tax expense in the Condensed Consolidated Statements of Operation and Comprehensive Income in the first half of fiscal 2006.
Liquidity and Capital Resources
     We finance our operations, new store growth, store remodels, PetsHotel costs and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $165.9 million for the first half of fiscal 2007, compared to $163.6 million for the first half of fiscal 2006. Our net sales are substantially on a cash basis, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund growth in inventory and other assets, net of accounts payable and other accrued liabilities.
     Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $90.7 million for the first half of fiscal 2007, compared to $155.5 million for the first half of fiscal 2006, and consisted primarily of capital expenditures, the purchase of 19 store locations in Canada, an increase in restricted cash and short-term investments and the net purchase of short-term investments. These amounts were partially offset by proceeds from the sale of a portion of our investment in MMIH.
     Net cash used in financing activities was $89.7 million for the first half of fiscal 2007 and consisted primarily of the purchase of treasury stock, payments on capital lease obligations, dividend payments and a decrease in our bank overdraft, partially offset by proceeds from common stock issued under equity incentive plans and tax benefits from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the first half of fiscal 2006 was $13.3 million. The primary difference between the first half of fiscal 2006 and the first half of fiscal 2007 was an increase in the amount of treasury stock purchased.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 63 new stores in the first half of fiscal 2007 and closed five stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $270 million and $280 million for fiscal 2007, based on our current plan to open approximately 100 net new stores, including the purchase of 19 store locations in Canada, and 35 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which opened in the second quarter of fiscal 2007 and a new distribution center in Reno, Nevada which is expected to open in fiscal 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets, to remerchandise the equine sections in our stores and to continue our store refresh program.
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
Commitments and Contingencies
     Information regarding our commitments and contingencies is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 28, 2007.
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be approximately $19.2 million for the remainder of fiscal 2007, and approximately $35.1 million, $40.9 million and $17.3 million for fiscal years 2008, 2009 and 2010, respectively. The purchase obligation amounts are subject to certain adjustments, which will be finalized by the end of the third quarter of fiscal 2007. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are carried over to the following year’s requirement.
     In addition to our previously disclosed commitments and contingencies, FIN No. 48 gross tax liabilities, excluding interest and penalties, were $15.3 million at July 29, 2007. Based on the uncertainties associated with the settlement of these items, we are unable to make reasonably reliable estimates of the period of potential cash settlements, if any, with taxing authorities.
Credit Facility
     As of July 29, 2007, we had an available credit facility of $125.0 million, and there were no borrowings or letter of credit issuances under the credit facility.

     On June 30, 2006, we amended the credit facility to allow for a stand-alone letter of credit facility with availability of $65.0 million. In February 2007, we increased the letter of credit facility to $70.0 million. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, or ARS, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of July 29, 2007, we had $62.9 million in outstanding letters of credit under this stand-alone letter of credit facility. As of July 29, 2007, we had $80.0 million of restricted cash and short-term investments, including $79.8 million in ARS on deposit with the lenders in connection with the outstanding letters of credit under this facility. The increase in restricted cash and short-term investments from the amount outstanding at January 28, 2007 was required to guarantee planned increases in letter of credit issuances for insurance programs. We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and letter of credit facility. As of July 29, 2007, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility were secured by substantially all our personal property assets, our subsidiaries and certain real property.
     In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%, subject to certain adjustments based on final syndication. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. The credit facility is secured by substantially all our personal property assets, our subsidiaries and certain real property. In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR program. The remaining portion of the ASR was funded using existing cash and cash equivalents.
     On August 15, 2007 we transferred $67.9 million in letters of credit previously outstanding under the stand-alone letter of credit facility to the new $350.0 million credit facility.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the first half of fiscal 2007, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
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
     During the second quarter of fiscal 2007, we purchased 1.9 million shares of our common stock for approximately $62.9 million and completed the purchases allowed under the $250.0 million authorization. During the first half of fiscal 2007, we purchased 2.8 million shares of our common stock for approximately $89.9 million.

     The Board of Directors has approved a program authorizing the purchase of up to $300.0 million of our stock through the second quarter of fiscal 2009. In August 2007, we used a portion of the authorization to execute an ASR program, with a broker as the counterparty, for the purchase of $225.0 million of common stock no later than January 2008. The exact number of purchased shares will be determined at the conclusion of the agreement. Our share count will be reduced by the majority of the impact of the ASR by the end of the third quarter of fiscal 2007. The remainder of the authorized shares will be purchased after the expiration of the ASR, subject to business results and market conditions.
Related Party Transactions
     We have an investment in MMI Holdings, Inc, a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 623 of our stores, under the name Banfield, The Pet Hospital (“Banfield”). Our investment consists of common and convertible preferred stock.
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of July 29, 2007, we owned approximately 22.2% of the voting stock and approximately 21.5% of the combined voting and non-voting stock of MMIH.
     Conversion to the equity method of accounting would typically require a restatement of prior years for MMIH earnings. However, since the amounts are not material, we have not restated prior year financial statements. Our equity income from our investment in MMIH, which is recorded one month in arrears, was $0.6 million for the second quarter of fiscal 2007 and $0.8 million for the first half of fiscal 2007.
     We charge MMIH licensing fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses, and treat the reimbursement as a reduction of the stores’ operating expense.
     In June 2007, we entered into a new master operating agreement with MMIH, which has an initial 15-year term and was retroactive to February 2007. The new agreement includes a change to the calculation of license fees charged to MMIH and a provision for MMIH to pay their portion of utilities costs. Under the previous master operating agreement, a portion of the license fees was based on MMIH achieving certain sales levels. Those fees were not recognized until certain sales thresholds were met, resulting in recognition later in the year. Under the new agreement, license fees are not based on sales levels, and the fees are recognized more evenly throughout the year.
     We recognized license fees and utilities and other cost reimbursements of $17.6 million and $7.2 million during the twenty-six weeks ended July 29, 2007 and July 30, 2006. Receivables from MMIH totaled $4.6 million and $6.9 million at July 29, 2007 and January 28, 2007, respectively, and were included in the receivables in the accompanying Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.
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
     In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 06-11, "Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating EITF Issue No. 06-11 to determine its impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At July 29, 2007, there had not been a material change in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2007. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of our Annual Report on Form 10-K for the year ended January 28, 2007.

Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and acting chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended July 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of July 29, 2007, our chief executive officer and acting chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

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
     In another matter, the Company was named as a co-defendant in a matter entitled Rozman v. Menu Foods Midwest Corporation, et al., initially filed in the United States District Court for the District of Minnesota. The plaintiff is seeking the court’s approval of class action status and an award of damages on behalf of pet owners as a result of injuries to and/or deaths of pets arising from the alleged consumption of animal food tainted with melamine. The Company has also been named as a co-defendant in several other similar lawsuits brought by plaintiffs, individually and on behalf of putative classes of individuals, in jurisdictions across North America seeking damages arising from the defendants’ manufacture, distribution and sale of animal food. Several of these cases have been consolidated by the Judicial Panel in Multidistrict litigation in the U.S. District Court for the District of New Jersey. PetSmart believes specific vendors to the Company produced the animal food identified in these lawsuits. The Company has tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intends to vigorously defend these actions.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended July 29, 2007:

				Total Number of
	Total			Shares	Value That May
	Number			Purchased as Part of	Yet be Purchased
	of Shares	Average Price		Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share		Plans or Programs	Programs(1)
April 30, 2007 to May 27, 2007	999,000	$33.88		999,000	$29,022,000
May 28, 2007 to July 1, 2007	851,000	$34.08		851,000	$—
July 2, 2007 to July 29, 2007	—	$—		—	$—

Second Quarter Total	1,850,000	$33.97	(2)	1,850,000	$—

(1)	In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under the share purchase program by $141.7 million to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007. We completed this $250.0 million purchase program during the second quarter of fiscal 2007. The Board of

Directors has approved a program authorizing the purchase of up to $300.0 million of our stock through the second quarter of fiscal 2009. In August 2007, we used a portion of the authorization to execute an ASR program, with a broker as the counterparty, for the purchase of $225.0 million of common stock no later than January 2008. The exact number of purchased shares will be determined at the conclusion of the agreement. Our share count will be reduced by the majority of the impact of the ASR by the end of the third quarter of fiscal 2007. The remainder of the authorized shares will be purchased after the expiration of the ASR, subject to business results and market conditions.

(2)	Represents weighted average purchase price during the quarter ended July 29, 2007.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2007 Annual Meeting of Stockholders was held on June 20, 2007. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:
1)	To elect three Directors to hold office until the 2010 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Rakesh Gangwal	120,817,414	1,686,775
Barbara A. Munder	121,015,054	1,489,135
Thomas G. Stemberg	120,169,150	2,335,039
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Lawrence A. Del Santo, Rita V. Foley, Philip L. Francis, Joseph S. Hardin, Jr., Gregory P. Josefowicz, Amin I. Khalifa, Ronald Kirk, and Richard K. Lochridge.
2)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending February 3, 2008:

Votes for	Votes against	Abstain
120,333,367	2,079,228	88,442
3)	To approve continuation of our Executive Short Term Incentive Plan:

Votes for	Votes against	Abstain
103,905,971	5,089,465	554,567
Item 6. Exhibits
(a) Exhibits

Exhibit 10.11(1)	Executive Short-Term Incentive Plan, as amended.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an amendment to our Proxy Statement for our 2007 Annual Meeting of Stockholders held June 20, 2007, filed with the Securities and Exchange Commission on May 7, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 30, 2007	/s/ Raymond L. Storck Raymond L. Storck
Vice President, Finance,
Chief Accounting Officer and
Chief Financial Officer
(Principal Accounting and Financial Officer)

Exhibit Index
(a) Exhibits

Exhibit 10.11(1)	Executive Short-Term Incentive Plan, as amended.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Filed as an amendment to our Proxy Statement for our 2007 Annual Meeting of Stockholders held June 20, 2007, filed with the Securities and Exchange Commission on May 7, 2007, and incorporated herein by reference.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.