Form 10-Q
period 2007-10-28
PETSMART INC
filed 2007-11-30
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended October 28, 2007
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
Common Stock, $.0001 Par Value, 128,656,176 Shares at November 16, 2007

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of October 28, 2007 and January 28, 2007	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2007 and October 29, 2006	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures about Market Risks	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	30
Signatures	31
EX-10.10
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Corporation”) as of October 28, 2007, and the related condensed consolidated statements of operations and comprehensive income for the 13-week and 39-week periods ended October 28, 2007 and October 29, 2006, and of cash flows for the 39-week periods ended October 28, 2007 and October 29, 2006. These interim financial statements are the responsibility of the Corporation’s management.
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
/s/ Deloitte & Touche LLP
Phoenix, Arizona
November 30, 2007

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	October 28,	January 28,
	2007	2007
ASSETS
Cash and cash equivalents	$57,493	$148,799
Short-term investments	—	19,200
Restricted cash and short-term investments	—	60,700
Receivables, net	42,881	36,541
Merchandise inventories	530,131	487,400
Deferred income taxes	45,189	39,580
Prepaid expenses and other current assets	65,053	51,049

Total current assets	740,747	843,269
Property and equipment, net	1,194,909	1,032,421
Equity investment in affiliate	23,269	38,065
Deferred income taxes	85,733	97,648
Goodwill	43,543	14,422
Intangible assets, net of accumulated amortization of $1,776 and $1,606	1,012	1,156
Other noncurrent assets	31,276	26,496

Total assets	$2,120,489	$2,053,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$200,438	$179,638
Accrued payroll, bonus and employee benefits	139,074	120,801
Accrued occupancy expenses and deferred rents	52,254	44,972
Current maturities of capital lease obligations	23,654	17,667
Other current liabilities	102,170	155,304

Total current liabilities	517,590	518,382
Long-term debt	80,000	—
Capital lease obligations	498,707	431,334
Deferred rents and other noncurrent liabilities	119,544	102,867

Total liabilities	1,215,841	1,052,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value, 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value, 625,000 shares authorized, 157,930 and 155,782 shares issued	16	16
Additional paid-in capital	1,067,338	1,024,630
Retained earnings	687,111	516,961
Accumulated other comprehensive income	7,051	1,128
Less: treasury stock, at cost, 29,289 and 20,313 shares	(856,868)	(541,841)

Total stockholders’ equity	904,648	1,000,894

Total liabilities and stockholders’ equity	$2,120,489	$2,053,477

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2007	2006	2007	2006
Net sales	$1,115,916	$1,034,810	$3,344,222	$3,066,948
Cost of sales	784,387	726,201	2,327,892	2,143,277

Gross profit	331,529	308,609	1,016,330	923,671
Operating, general and administrative expenses	271,920	252,147	795,401	730,548

Operating income	59,609	56,462	220,929	193,123
Gain on sale of investment	—	—	95,363	—
Interest income	1,028	3,083	6,496	8,873
Interest expense	(13,774)	(10,002)	(36,799)	(31,845)

Income before income tax expense and equity in income from investee	46,863	49,543	285,989	170,151
Income tax expense	(18,223)	(17,815)	(104,299)	(62,029)
Equity in income from investee	812	—	1,593	—

Net income	29,452	31,728	183,283	108,122
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	4,001	46	5,923	485

Comprehensive income	$33,453	$31,774	$189,206	$108,607

Earnings per common share:
Basic	$0.23	$0.23	$1.40	$0.79

Diluted	$0.23	$0.23	$1.37	$0.77

Weighted average shares outstanding:
Basic	127,431	135,041	130,979	136,719
Diluted	130,528	138,714	134,216	140,348
Dividends declared per common share	$0.03	$0.03	$0.09	$0.09
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 28,	October 29,
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$183,283	$108,122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	144,545	116,489
Gain on sale of equity investment	(95,363)	—
Loss on disposal of property and equipment	5,531	5,793
Stock-based compensation expense	12,010	14,125
Deferred income taxes	9,136	3,738
Equity in income from investee	(1,593)	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(8,864)	(3,071)
Non-cash interest expense	1,757	4,788
Changes in assets and liabilities, excluding the effect of the acquisition of store locations in Canada:
Receivables, net	(6,019)	7,159
Merchandise inventories	(36,439)	(109,921)
Prepaid expenses and other current assets	(14,440)	(4,995)
Other noncurrent assets	(4,731)	(2,042)
Accounts payable	31,383	46,796
Accrued payroll, bonus and employee benefits	17,842	6,439
Accrued occupancy expenses and deferred rents	7,011	2,856
Other current liabilities	(66,063)	(21,661)
Deferred rents and other noncurrent liabilities	15,407	(890)

Net cash provided by operating activities	194,393	173,725

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	(285,205)	(2,038,060)
Proceeds from sales of short-term available-for-sale investments	304,405	2,212,260
Decrease (increase) in restricted cash and short-term investments	60,700	(63,500)
Cash paid for property and equipment	(207,991)	(158,415)
Cash paid for acquisition of store locations in Canada	(36,883)	—
Proceeds from sales of property and equipment	405	1,183
Cash paid for equity investment	—	(4,110)
Proceeds from sale of equity investment	111,752	—

Net cash used in investing activities	(52,817)	(50,642)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	27,817	17,717
Cash paid for treasury stock	(315,027)	(121,651)
Payments of capital lease obligations	(18,928)	(13,355)
Proceeds from credit facility borrowings	100,000	—
Payment of credit facility borrowings	(20,000)	—
Increase (decrease) in bank overdraft	(14,265)	16,489
Tax benefits from tax deductions in excess of the compensation cost recognized	8,864	3,071
Cash dividends paid to stockholders	(12,175)	(12,577)

Net cash used in financing activities	(243,714)	(110,306)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	10,832	1,060

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(91,306)	13,837
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	148,799	110,415

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,493	$124,252

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc. and subsidiaries (the “Company” or “PetSmart”) is a leading specialty provider of products, services and solutions for the lifetime needs of pets. PetSmart offers a broad line of products for all the life stages of pets and offers pet services, which include professional grooming, training, boarding and day camp. PetSmart also offers products through an e-commerce site. As of October 28, 2007, the Company operated 992 retail stores and offered full-service veterinary hospitals in 664 of its stores. Medical Management International, Inc. operated 652 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are operated by other third-parties in Canada.
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
     Because of the seasonal nature of the Company’s business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2007 are not necessarily indicative of the results expected for the full year. The Company’s fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2007 consists of 53 weeks.
     These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in the Company’s Annual Report on Form 10-K for the year ended January 28, 2007.
NOTE 2 — INCOME TAXES:
     The Company adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation, or FIN, No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB No. 109,” as of January 29, 2007. As a result the Company recognized a reduction of $1,164,000 to the January 29, 2007 retained earnings balance in the Condensed Consolidated Balance Sheets. In addition, the Company had gross unrecognized tax benefits of $15,081,000 of which $10,350,000, if recognized, would impact the effective tax rate. Also as of the adoption date, the Company had accrued interest and penalties related to the unrecognized tax benefits of $4,428,000. The Company continues to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense on the Condensed Consolidated Statements of Operations and Comprehensive Income, however these amounts were immaterial. The application of FIN No. 48 did not have a material impact on the Company’s condensed consolidated financial statements for the thirteen and thirty-nine weeks ended October 28, 2007. The Company does not expect a significant change to the estimated amount of liability associated with its uncertain tax positions through the third quarter of fiscal 2008.
     The Company does not adjust deferred tax assets as part of its interim income tax provision. During the interim periods, the Company recognizes the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of fiscal 2007.
     PetSmart is subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. The Company has substantially settled all federal income tax matters through fiscal 2003, state and local jurisdictions through fiscal 1998 and foreign jurisdictions through fiscal 1996. The Company could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. The Company expects to record a benefit of approximately $2,100,000 in the fourth quarter of fiscal 2007 from the settlement of a state audit. The Company cannot make an estimate of the range of possible changes that may result from other audits.

NOTE 3 — INVESTMENTS:
     The Company has an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 652 of the Company’s stores, under the name Banfield, The Pet Hospital. The Company’s investment consists of common and convertible preferred stock.
     During the thirteen weeks ended April 29, 2007, the Company sold a portion of its non-voting shares in MMIH for $111,752,000. The cost basis of the non-voting shares was $16,389,000, which resulted in a pre-tax gain of $95,363,000, or an after tax gain of approximately $64,337,000. In connection with this transaction, the Company also converted its remaining MMIH non-voting shares to voting shares. The increase in voting shares caused the Company to exceed the significant influence threshold as defined by GAAP, which required it to account for its investment in MMIH using the equity method of accounting, instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     The conversion to the equity method of accounting would typically require a restatement of prior years’ condensed consolidated financial statements for MMIH earnings. However, since the amounts are not material, the Company has not restated prior year financial statements. The Company’s equity income from its investment in MMIH, which is recorded one month in arrears, was $812,000 and $1,593,000 for the thirteen weeks and thirty-nine weeks ended October 28, 2007, respectively.
     The Company’s ownership interest in the stock of MMIH was as follows (in thousands, except percentages):

	October 28, 2007			January 28, 2007
			Ownership			Ownership
	Cost	Shares	Percentage	Cost	Shares	Percentage
Voting common and convertible preferred	$21,676	4,693	21.9%	$10,549	2,855	17.8%
Non-voting common and convertible preferred	—	—	—	27,516	5,235	97.6%
Equity in income	1,593	—		—	—

Total investment	$23,269	4,693	21.1%	$38,065	8,090	37.2%

     The investment in voting common and convertible preferred shares of MMIH includes goodwill of $15,877,000. The goodwill is calculated as the excess of the purchase price for each step of the Company’s acquisition of its ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     MMIH’s financial data is summarized as follows (in thousands):

	As of	As of
	October 28, 2007	January 28, 2007
Current assets	$152,061	$117,039
Noncurrent assets	116,397	109,256
Current liabilities	180,247	151,031
Noncurrent liabilities	13,513	10,664

	Thirteen Weeks	Thirty-Nine Weeks
	Ended	Ended
	October 28, 2007	October 28, 2007
Sales	$105,441	$300,183
Expenses	98,942	285,462
Income before income taxes	6,499	14,721
Net income	3,781	8,093
     In June 2007, the Company entered into a new master operating agreement with MMIH that has an initial 15-year term and was retroactive to February 2007. The Company charges MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. The Company treats these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. The Company also charges MMIH for its portion of specific operating expenses and treats the reimbursement as a reduction of the stores’ operating expense.

     The Company recognized license fees, utilities and other cost reimbursements of $26,084,000 and $13,874,000 during the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively. Receivables from MMIH totaled $5,234,000 and $6,937,000 at October 28, 2007 and January 28, 2007, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.
NOTE 4 — DISCONTINUATION OF EQUINE PRODUCT LINE:
     On February 28, 2007, the Company announced plans to exit its equine product line, including the sale or discontinuation of StateLineTack.com and its equine catalog, and the sale of a warehouse, call center and store facility in Brockport, New York.
     On April 29, 2007, the Company entered into an agreement to sell a portion of the equine product line, including the State Line Tack brand, certain inventory, customer lists and certain other assets to a third-party. The gain recognized was not material.
     The Company performed an impairment analysis on the remaining assets supporting the equine product line, including the Brockport, New York facility, in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that indicated no impairment existed. The Company accelerated the depreciation on these assets, and they were fully depreciated to their estimated salvage value as of October 28, 2007.
     The Company also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs. The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after tax loss of $2,886,000 and $8,941,000 for the thirteen and thirty-nine weeks ended October 28, 2007, respectively. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 5 — STOCK-BASED COMPENSATION:
     The stock-based compensation charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Stock options expense	$1,619	$2,083	$1,544	$6,887
Restricted stock expense	3,403	2,655	8,977	6,186
Employee stock purchase plan expense	506	524	1,489	1,052

Total stock-based compensation expense	$5,528	$5,262	$12,010	$14,125

Tax benefit	$1,878	$1,694	$3,838	$4,685

     Stock options and restricted stock expense have been adjusted to reflect both actual and estimated forfeitures. During the thirty-nine weeks ended October 28, 2007 and October 29, 2006, actual and estimated forfeitures resulted in an expense reduction of $3,687,000 and $786,000, respectively for stock options and $5,231,000 and $5,034,000, respectively for restricted stock. At October 28, 2007, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $42,235,000 and is expected to be recognized over a weighted average period of 2.3 years.

     In accordance with the Company’s equity incentive plans, the Company granted the following (in thousands, except per option or per share information):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Stock options awarded	59	49	972	1,005
Weighted average fair value per option	$10.53	$8.64	$10.91	$8.61
Weighted average exercise price per option	$31.58	$25.33	$31.49	$24.28

Restricted shares awarded	37	31	869	971
Weighted average fair value per share	$31.24	$26.19	$31.50	$24.31
     The Company estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended				Thirty-Nine Weeks Ended
	October 28, 2007		October 29, 2006		October 28, 2007		October 29, 2006
Dividend yield	0.42%		0.48%		0.42%		0.48%
Expected volatility	31.8%		33.6%		31.9%		34.6%
Risk-free interest rate	4.19%		4.82%		4.86%		4.64%
Forfeiture rate	16.0%		14.7%		16.0%		14.7%
Expected lives	5.1	years	4.9	years	5.2	years	4.6	years
Vesting periods	4	years	4	years	4	years	4	years
Term	7	years	7	years	7	years	7 or 10	years
     The Company has an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase the Company’s common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. ESPP expense is recognized evenly over the six-month window. During the thirteen weeks ended October 28, 2007 and October 29, 2006, the number of shares purchased through the ESPP was 104,000 and 108,000, respectively. For the thirty-nine weeks ended October 28, 2007 and October 29, 2006, the number of shares purchased through the ESPP was 212,000 and 223,000, respectively.
NOTE 6 — RESERVES FOR CLOSED STORES:
     The closed store reserves were as follows (in thousands):

	As of	As of
	October 28,	January 28,
	2007	2007
Total remaining gross occupancy costs	$35,977	$41,170
Less:
Expected gross sublease income	(27,174)	(32,220)
Interest costs	(1,118)	(1,261)

Reserves for closed stores	$7,685	$7,689

     The reserves for closed stores are recorded in other current liabilities and deferred rents and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
     The activity related to the reserves for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Opening balance	$7,405	$8,075	$7,689	$9,604
Charges, net	1,095	3,113	3,226	3,512
Payments, net	(815)	(574)	(3,230)	(2,502)

Ending balance	$7,685	$10,614	$7,685	$10,614

     The Company can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

NOTE 7 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $2,558,000 and $(114,000) for the thirteen weeks ended October 28, 2007 and October 29, 2006, respectively, and $3,803,000 and $144,000 for the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY:
     Share Purchase Program
     From January 29, 2007 through June 4, 2007, the Company purchased 2,764,000 shares of its common stock for $89,865,000 under its $250,000,000 share purchase program, completing the program.
     In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300,000,000 of the Company’s common stock through August 2, 2009. On August 19, 2007, the Company entered into a $225,000,000 fixed dollar accelerated share repurchase, or ASR, agreement. The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, the Company paid $225,000,000 to the ASR counterparty for the purchase of shares and $162,000 in related fees. As of October 28, 2007, the Company had received 6,211,000 shares of common stock which represents the minimum number of shares to be purchased under the program. These shares were excluded from shares outstanding at October 28, 2007. The Company expects to receive approximately 775,000 additional shares of common stock, depending on the volume-weighted average price of the common stock over the term of the ASR agreement, which ends on or before January 31, 2008. The ASR agreement was funded with $125,000,000 in cash and $100,000,000 in borrowings under the Company’s credit facility.
     Stockholder Rights Plan
     The Company decided not to extend the Stockholder Rights Plan beyond its expiration on August 28, 2007.
     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
NOTE 9 — EARNINGS PER COMMON SHARE:
     A reconciliation of the basic and diluted earnings per common share calculations for the thirteen and thirty-nine weeks ended October 28, 2007 and October 29, 2006 is as follows (in thousands, except per share data):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net income	$29,452	$31,728	$183,283	$108,122

Weighted average shares outstanding — Basic	127,431	135,041	130,979	136,719
Effect of dilutive securities:
Stock options, ESPP and restricted stock	3,097	3,673	3,237	3,629

Weighted average shares outstanding — Diluted	130,528	138,714	134,216	140,348

Earnings per common share:
Basic	$0.23	$0.23	$1.40	$0.79

Diluted	$0.23	$0.23	$1.37	$0.77

     Certain stock-based compensation awards representing 1,010,000 and 1,839,000 shares of common stock in the thirteen weeks ended October 28, 2007 and October 29, 2006, respectively, and 934,000 and 1,855,000 shares of common stock in the thirty-nine weeks ended October 28, 2007 and October 29, 2006, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 10 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information for the thirty-nine weeks ended October 28, 2007 and October 29, 2006, was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2007	October 29, 2006
Interest paid	$36,549	$27,568
Income taxes paid, net of refunds	157,124	110,737
Assets acquired using capital lease obligations	82,440	82,947
Assets acquired using other current liabilities	8,814	34,255
Common stock acquired with other current liabilities	—	2,260
Dividends declared but unpaid	3,860	4,077
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
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
     In June 2007, the FASB ratified Emerging Issues Task Force or, EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. The Company is currently evaluating EITF Issue No. 06-11 to determine its impact on the Company’s condensed consolidated financial statements.
NOTE 12 — LITIGATION AND SETTLEMENTS:
     In the thirteen weeks ended April 30, 2006, the Company recognized a $2,800,000 expense, which was recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income, to establish a reserve for an on-going legal proceeding.
     In October 2006, two lawsuits were filed against the Company in California State Court, on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006, and the plaintiff, a former dog groomer, alleges claims against the Company, ostensibly on behalf of other non-exempt hourly workers as to whether she and other employees received their required meal and rest breaks. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and the plaintiff seeks principally to represent employees providing pet grooming services, for alleged meal and rest period violations, and to represent a class of employees whose paychecks were allegedly not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney fees, costs and prejudgment interest. In November 2006, the Company removed both actions to the United States District Court for the Eastern District of California, where they are currently in the early stages of litigation. The Company intends to vigorously defend both actions.
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
NOTE 13 — COMMITMENTS AND CONTINGENCIES:
     Letters of Credit
     As of October 28, 2007, a total of $67,358,000 was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Lease Contingencies
     In December 1997, the Company entered into operating lease agreements for a pool of 11 properties. Under the agreements, in year ten of the lease, the Company was required to elect to either cancel the leases and pay a cancellation fee, make an offer to purchase the leased property for a predetermined value or amend the leases with a provision for a change in rent payments and a cancellation price at the end of the amended term. Based on the Company’s elections and landlord responses to those elections, one lease will be cancelled, three of the leased properties will be purchased by the Company and seven of the leases will be amended with changes in rent payments. The Company does not believe that the impact of these lease changes will be material to its consolidated financial statements.
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
     Advertising Purchase Commitments
     As of October 28, 2007, the Company had obligations to purchase $7,843,000 of advertising during the remainder of fiscal 2007, and $11,108,000 in obligations for fiscal 2008.
     Product Purchase Commitments
     On May 31, 2007, the Company entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, the Company estimates the purchase obligation to be $7,719,000 for the remainder of fiscal 2007, and $36,322,000, $42,185,000 and $17,850,000 for fiscal years 2008, 2009 and 2010, respectively. If the Company does not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If the Company’s purchases exceed the minimums required, the surplus purchases are carried over to the following year’s requirement.
NOTE 14 — CREDIT FACILITIES:

     In August 2007, the Company replaced its existing $125,000,000 credit facility with a $350,000,000 revolving credit facility that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at the Company’s option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. The Company is subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives the Company the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.
     In August 2007, the Company borrowed $100,000,000 under the credit facility to fund a portion of its $225,000,000 ASR agreement. The remaining portion of the ASR agreement was funded using existing cash and cash equivalents. As of October 28, 2007, the Company had $80,000,000 in borrowings and $67,358,000 in letter of credit issuances outstanding under its credit facility.
     The Company also has a $70,000,000 stand-alone letter of credit facility. This letter of credit facility expires on June 30, 2009, and the Company is subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, the Company is required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of October 28, 2007, the Company had no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility.
     As of October 28, 2007, the Company was in compliance with the terms and covenants of its credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all the Company’s personal property assets, its subsidiaries and certain real property.
NOTE 15 — ACQUISITION OF STORE LOCATIONS IN CANADA:
     The Company completed the purchase of 19 store locations in Canada on May 31, 2007 for approximately $36,883,000 after adjustments. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations,” and accordingly, the operating results of the 19 store locations are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, the Company initially recorded $27,521,000 of goodwill. During the thirteen weeks ended October 28, 2007, the Company decreased its preliminary purchase price by $462,000 as a result of adjustments to inventory. Additionally, adjustments to the purchase price primarily due to the return of cash in escrow resulted in a $1,433,000 reduction to the Company’s initial estimate of goodwill. The goodwill is expected to be deductible for tax purposes. The purchase price allocation has not been finalized. As of the transaction date, the Company retained an independent third party appraiser for the intangible assets to assist management in its valuation; however, the Company is still in the process of obtaining all information necessary to determine the fair values of the acquired assets and liabilities. This could result in adjustments to the carrying value of the assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The pro forma effect of the acquisition on the Company’s results of operations is immaterial. Since the acquisition, goodwill has increased approximately $3,033,000 due to foreign currency translation as a result of the strengthening Canadian dollar.
     A summary of the preliminary purchase price allocation is as, follows (in thousands):

As of
October 28, 2007
Fair value of assets acquired	$10,795
Goodwill	26,088

Total assets acquired	36,883
Fair value of liabilities assumed	—

Net assets acquired	$36,883

NOTE 16 — GIFT CARDS:
     The Company records deferred revenue for the sale of gift cards and recognizes this revenue in Net Sales when cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During the thirteen weeks ended October 28, 2007, the Company obtained sufficient historical redemption data for its gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, the Company recognized $5,487,000 of gift card breakage income. The thirteen weeks ended October 28, 2007 was the first period in which the Company recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in fiscal 2000. This income is included in the Condensed Consolidated Statements of Operations and Comprehensive Income as a reduction in operating, general and administrative expenses.

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
•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	Store development may place increasing demands on management and operating systems and may erode sales at existing stores. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed.

•	A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

•	Our results may fluctuate due to seasonal changes associated with the pet products retail industry and the timing of expenses, new store openings and store closures.

•	The pet products retail industry is very competitive, and continued competitive forces may reduce our sales and profitability.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to and effectively merchandise our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed or are interrupted for any reason for a significant period of time, our business could be harmed.

•	If we accidentally disclose sensitive customer information, our business could be harmed.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide products in a timely or cost-effective manner or risks associated with the suppliers who source our products, could harm our business.

•	Our expanded offering of proprietary branded products may fail to improve our financial performance and may expose us to product liability claims.

•	Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we are unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

•	Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

•	Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Food safety, quality and health concerns could affect our business.

•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

•	Our operating and financial performance in any given period might not meet the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the 2006 fiscal year ended January 28, 2007, filed with the Securities and Exchange Commission on March 28, 2007, which is incorporated herein by reference.
Overview
     Based on our fiscal 2006 net sales of $4.2 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of October 28, 2007, we operated 992 stores, and we anticipate opening approximately 16 net new stores in the remainder of fiscal 2007. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,900 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. As of October 28, 2007, we operated 87 PetsHotels, and we anticipate opening 10 additional PetsHotels during the remainder of fiscal 2007.

     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of October 28, 2007, full-service veterinary hospitals were in 664 of our stores. Medical Management International, Inc., operated 652 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are operated by other third-parties in Canada.
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
     On February 15, 2007, we announced an agreement to acquire 19 store locations in Canada. We completed the purchase effective May 31, 2007 for approximately $36.9 million after adjustments which included goodwill of approximately $26.1 million.
Executive Summary
•	Diluted earnings per common share were $0.23, on net income of $29.5 million, for the third quarter of fiscal 2007, compared to diluted earnings per common share of $0.23 on net income of $31.7 million for the third quarter of fiscal 2006. Diluted earnings per common share were $1.37 and $0.77 for the first three quarters of fiscal 2007 and fiscal 2006, respectively.

•	Net sales increased 7.8% to $1.1 billion for the third quarter of fiscal 2007 compared to $1.0 billion for the third quarter of fiscal 2006. Net sales increased 9.0% to $3.3 billion for the first three quarters of fiscal 2007 compared to $3.1 billion for the first three quarters of fiscal 2006.

•	We added 26 net new stores during the third quarter of fiscal 2007 and 84 net new stores for the first three quarters of fiscal 2007.

•	Comparable store sales, or sales in stores open at least a year, increased 1.4% for the third quarter of fiscal 2007 and 3.1% for the first three quarters of fiscal 2007.

•	Services sales increased 23.3% to $110.9 million for the third quarter of fiscal 2007, representing 9.9% of net sales, compared to 8.7% of net sales for the third quarter of fiscal 2006. Services sales were $335.4 million, representing 10.0% of net sales, for the first three quarters of fiscal 2007, an increase of 20.3% compared to the first three quarters of fiscal 2006.

•	The Board of Directors has approved a program authorizing the purchase of up to $300.0 million of our stock through the second quarter of fiscal 2009. In August 2007, we used a portion of the authorization to execute a $225.0 million accelerated share repurchase, or ASR, agreement. We have received 6.2 million shares under the ASR as of October 28, 2007 and expect to receive up to 0.8 million additional shares on or before January 31, 2008.

•	We recognized a pre-tax gain of $95.4 million on the sale of a portion of our investment in MMI Holdings, Inc. in the first quarter of 2007.

•	We recognized expenses of $2.9 million, net of tax, related to the discontinuation of the equine product line in the third quarter of fiscal 2007 and $8.9 million for the first three quarters of fiscal 2007.
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
     Inventory Valuation Reserves
     We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter. Stores perform physical inventories at least once a year, and between the physical inventories, the stores perform counts on certain inventory items. Most of the stores do not perform physical inventories during the last quarter of the fiscal year due to the holiday season, but continue to perform counts on certain inventory items. As of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.
     We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their recorded cost. Obsolescence reserves are recorded to reflect the approximate net realizable value of inventories. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.
     As of October 28, 2007 and January 28, 2007, we had inventory valuation reserves of $12.5 million and $16.7 million, respectively.
     Asset Impairments
     We review long-lived assets for impairment based on undiscounted cash flows in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We conduct this review annually and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable. There were no asset impairments identified in the first three quarters of fiscal 2007.
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
     As of October 28, 2007 and January 28, 2007, we had 19 and 18 stores, respectively, included in our closed store reserves, of which 11 were under sublease agreements. In addition to the stores under sublease agreements as of October 28, 2007, we have assumed that four stores will have sublease income in future periods, which represents a $3.9 million reduction to the reserves. If these sublease assumptions were extended by a year from the anticipated commencement date of the assumed sublease term, the reserves would increase by approximately $0.6 million. We closed ten stores in the first three quarters of fiscal 2007 and nine stores in the first three quarters of 2006.
     Insurance Liabilities and Reserves
     We maintain standard property and general liability insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.5 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our general liability and workers’ compensation insurance policies, we retained an initial risk of loss of $0.5 million through January 28, 2007. After January 28, 2007, we retain an initial risk of loss of $0.5 million for general liability and $0.75 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic independent actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in assumptions could result in an adjustment to the reserves. As of October 28, 2007 and January 28, 2007, we had approximately $82.0 million and $67.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.
     Income Taxes
     We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at October 28, 2007 and January 28, 2007 were principally to offset certain deferred income tax assets for operating and capital loss carryforwards.
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
     We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We expect to record a benefit of approximately $2.1 million in the fourth quarter of fiscal 2007 from the settlement of a state audit.
Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Quarter Ended		First Three Quarters Ended
	October 28, 2007	October 29, 2006	October 28, 2007	October 29, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	70.2	69.6	69.9

Gross profit	29.7	29.8	30.4	30.1
Operating, general and administrative expenses	24.4	24.4	23.8	23.8

Operating income	5.3	5.5	6.6	6.3
Gain on sale of investment	0.0	0.0	2.9	0.0
Interest income	0.1	0.3	0.2	0.3
Interest expense	(1.2)	(1.0)	(1.1)	(1.0)

Income before income tax expense and equity in income from investee	4.2	4.8	8.6	5.5
Income tax expense	(1.6)	(1.7)	(3.1)	(2.0)
Equity in income from investee	0.1	0.0	0.0	0.0

Net income	2.6%	3.1%	5.5%	3.5%

Third Quarter of Fiscal 2007 Compared with the Third Quarter of Fiscal 2006
     Net Sales
     Net sales increased $81.1 million, or 7.8%, to $1.1 billion for the third quarter of fiscal 2007, compared to $1.0 billion for the third quarter of fiscal 2006. The sales increase was primarily due to 105 net new stores added since October 29, 2006 and a 1.4% increase in comparable store sales for the third quarter of fiscal 2007. These increases were partially offset by the continued impact of the recall of certain pet food products, which occurred during the first two quarters of fiscal 2007 and by reduced sales of equine products as a result of our decision to exit that product line. We also believe that warmer than normal weather has impacted sales in certain categories and general economic conditions have impacted consumer spending during the quarter.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp, increased 23.3%, or $21.0 million, to $110.9 million for the third quarter of fiscal 2007.
     Gross Profit
     Gross profit decreased to 29.7% of net sales for the third quarter of fiscal 2007 from 29.8% for the third quarter of fiscal 2006.
     Our merchandise margins increased during the quarter due to continued work on pricing initiatives and better buying practices. In addition, there was a favorable comparison to the same period in fiscal 2006, when we incurred $1.9 million in expense as we worked through an unplanned re-racking project in a distribution center. Those increases were more than offset by increases in other costs as a percentage of net sales, including store occupancy costs, warehouse and distribution costs and other fixed costs and an increase in services sales as a percentage of net sales.
     Store occupancy costs increased as a percentage of net sales due to continued increases in new stores and the related rent expenses. Our total store square footage increased approximately 10.8% from the same period last year, while total revenue increased approximately 7.8%.
     Warehouse and distribution costs and other fixed costs increased as a percentage of revenue due to higher costs from a new distribution center that opened during the second quarter of fiscal 2007 and other costs of buying and handling products growing faster than our revenue growth. This is partially due to our revenue growth for the quarter being below our historical growth percentages as a result of the factors discussed in Net Sales above.
     In addition, services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales because we include service-related labor in cost of sales; however, services generate higher operating margins than product sales. We have opened 30 PetsHotels since the third quarter of fiscal 2006. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 24.4% of net sales for both the third quarters of fiscal 2007 and fiscal 2006.
     During the third quarter of fiscal 2007, we recognized $5.5 million of gift card breakage income. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the third quarter of fiscal 2007, we obtained sufficient historical redemption data for our gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. The third quarter of fiscal 2007 was the first period in which we recognized gift card breakage income, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in fiscal 2000.
     In addition, the third quarter of fiscal 2006 included expenses for an unplanned store closure and expenses related to the acceleration of several initiatives into the quarter that were higher than comparable expenses for the third quarter of fiscal 2007.
     These expense decreases compared to the prior year were offset by expenses related to the exit of our equine product line, including accelerated depreciation of assets, severance and costs to remerchandise the equine sections of our stores. In addition, bonus expense increased due to stronger financial and operational performance through the first three quarters of fiscal 2007, and corporate payroll expenses increased compared to the same period in the prior year.
     Interest Income
     Interest income decreased to $1.0 million during the third quarter of fiscal 2007 compared to $3.1 million during the third quarter of fiscal 2006 primarily due to lower average investments in auction rate securities during the quarter, as we used available cash to fund a portion of the ASR. This decrease was partially offset by an increase in rates of return on investments in auction rate securities.
     Interest Expense

     Interest expense increased to $13.8 million during the third quarter of fiscal 2007 compared to $10.0 million for the third quarter of fiscal 2006. This increase is primarily due to continued increases in capital lease obligations and new bank borrowings during the quarter to fund a portion of the ASR.
     Income Tax Expense
     In the third quarter of fiscal 2007, the $18.2 million income tax expense represents an effective rate of 38.9%, compared with the third quarter of fiscal 2006 when we had income tax expense of $17.8 million, which represents an effective tax rate of 36.0%.
     The third quarter of fiscal 2006 included a $1.2 million net benefit primarily due to the expiration of the statute of limitations for certain tax positions resulting in a release of tax reserves for periods prior to fiscal 2003.
First Three Quarters of Fiscal 2007 Compared with the First Three Quarters of Fiscal 2006
     Net Sales
     Net sales increased $277.3 million, or 9.0%, to $3.3 billion for the first three quarters of fiscal 2007, compared to $3.1 billion for the first three quarters of fiscal 2006. The sales increase was primarily due to 105 net new stores added since October 29, 2006 and to a 3.1% increase in comparable store sales for the first three quarters of fiscal 2007. These increases were partially offset by the impact of the recall of certain pet food products during the first two quarters of fiscal 2007 and by reduced sales of equine products as a result of our decision to exit that product line. In addition, sales in the third quarter of fiscal 2007 were impacted by warmer than normal weather and a slow down in consumer spending.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp increased 20.3%, or $56.6 million, to $335.4 million for the first three quarters of fiscal 2007.
     Gross Profit
     Gross profit increased to 30.4% of net sales for the first three quarters of fiscal 2007 from 30.1% for the first three quarters of fiscal 2006.
     The increase is due to several factors, including an improvement in merchandise margins due to pricing initiatives and better buying practices.
     In addition, during the second quarter of fiscal 2007, we completed the renegotiation of our contract with Medical Management International, Inc, a wholly-owned subsidiary of MMI Holdings, Inc., collectively referred to as MMIH, relating to the license fees and utilities reimbursements charged to MMIH for space used by the veterinary hospitals. Under the new agreement, MMIH will pay higher amounts for license fees and utilities. In addition, a change in the structure of the agreement affects the timing of the license fee recognition. Under the old agreement, a portion of the fees was based on MMIH sales amounts. Those fees were not recognized until certain thresholds were met, resulting in recognition later in the fiscal year. Under the new agreement, license fees are recognized more evenly throughout the year. The change in the agreement is retroactive to the beginning of the fiscal year, and we recorded an adjustment in the second quarter of 2007 to recognize the cumulative difference. We treat the license fees and utilities reimbursements as a reduction of stores’ occupancy costs.
     Also contributing to the gross margin increase was a favorable comparison to the same period in 2006, when we revised our early pay discounts recognition policy, which resulted in a $3.9 million charge during the second quarter. Prior to that, we recognized discounts as they were taken against payments. Under the revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold.
     We also incurred approximately $3.6 million additional expense during the second and third quarters of 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center. We incurred no unplanned racking expenses in the first three quarters of 2007.
     Warehouse and distribution costs and other fixed costs increased as a percentage of revenue due to higher costs from a new distribution center that opened during the second quarter of fiscal 2007 and other costs of buying and handling products growing faster than our revenue growth. In addition, we experienced higher supplies costs and higher freight expenses as a result of our actions to balance distribution center capacity and optimize service levels to our stores.
     Additionally, services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales because we include service-related labor in cost of sales; however, services generate higher operating margins than product sales. We also opened 30 PetsHotels since the third quarter of fiscal 2006. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     We also experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a sales reduction, in the first three quarters of fiscal 2007 compared to the first three quarters of fiscal 2006.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 23.8% of net sales for both the first three quarters of fiscal 2007 and the first three quarters of fiscal 2006.
     During the first three quarters of fiscal 2007, we experienced lower expense for general liability and health insurance compared to the first three quarters of fiscal 2006 due to lower average claims during the period. The improvement in average claims resulted in a smaller increase in the actuarial assessments of our required reserves than in the prior year.
     In addition, we recognized $5.5 million of gift card breakage income during the third quarter of fiscal 2007.
     Stock-based compensation expense was also lower than the same period in the prior year due to higher actual and estimated forfeiture activity for stock options.
     The first three quarters of fiscal 2006 also included $2.8 million in expense related to a legal settlement.
     These expense decreases compared to the prior year were offset by expenses related to the exit of our equine product line, including accelerated depreciation expense of assets, severance and costs to remerchandise the equine sections of our stores. In addition, bonus expense increased due to stronger financial and operational performance through the first three quarters of fiscal 2007, and corporate payroll expenses increased compared to the same period in the prior year.
     Gain on Sale of Investment and Equity in Income from Investee
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Conversion to the equity method of accounting would typically require a restatement of prior years’ condensed consolidated financial statements for the MMIH earnings. However, since the amounts are not material, we have not restated prior year financial statements.
     Interest Income
     Interest income decreased to $6.5 million during the first three quarters of fiscal 2007 compared to $8.9 million during the first three quarters of fiscal 2006, primarily due to lower average investments in auction rate securities during the period, partially due to our use of available cash to fund a portion of the ASR. This decrease was partially offset by an increase in interest rates on investments in auction rate securities.
     Interest Expense
     Interest expense increased to $36.8 million during the first three quarters of fiscal 2007 compared to $31.8 million during the first three quarters of fiscal 2006. The increase is primarily attributable to an increase in capital lease obligations in fiscal 2007 and new bank borrowings during the third quarter of fiscal 2007 to fund a portion of the ASR. These increases were partially offset by an adjustment related to the modification of several lease terms during the second quarter of fiscal 2006.
     Income Tax Expense
     In the first three quarters of fiscal 2007, the $104.3 million income tax expense represents an effective rate of 36.5%, compared with the first three quarters of fiscal 2006 when we had income tax expense of $62.0 million, which represents an effective tax rate of 36.5%.
     The effective rate for the first three quarters of fiscal 2007 includes a benefit from the use of capital loss carryforwards to reduce the tax on the gain from the sale of MMIH non-voting shares. The effective rate for the first three quarters of fiscal 2006 includes the settlement of an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during fiscal 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. In addition, during the second quarter of fiscal 2006, we wrote off state deferred tax assets due to new state legislation, resulting in additional tax expense of $0.9 million. The third quarter of fiscal 2006 also included a $1.2 million net benefit primarily due to the expiration of the statute of limitations on certain tax positions resulting in a release of tax reserves for periods prior to fiscal 2003.
Liquidity and Capital Resources
     We finance our operations, new store growth, store remodels, PetsHotel costs and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $194.4 million for the first three quarters of fiscal 2007, compared to $173.7 million for the first three quarters of fiscal 2006. Our net sales are substantially on a cash basis, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of inventory and other assets, net of accounts payable and other accrued liabilities.
     Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $52.8 million for the first three quarters of fiscal 2007, compared to $50.6 million for the first three quarters of fiscal 2006, and consisted primarily of capital expenditures and the purchase of 19 store locations in Canada. These amounts were partially offset by proceeds from the sale of a portion of our investment in MMIH, a decrease in restricted cash and short-term investments and a decrease in short-term available for sale investments.
     Net cash used in financing activities was $243.7 million for the first three quarters of fiscal 2007 and consisted primarily of the purchase of treasury stock, payments on capital lease obligations, a decrease in our bank overdraft and payments of cash dividends. These activities were partially offset by net borrowings on our credit facility, proceeds from common stock issued under equity incentive plans and tax benefits from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the first three quarters of fiscal 2006 was $110.3 million. The primary differences between the first three quarters of fiscal 2006 and the first three quarters of fiscal 2007 were an increase in the amount of treasury stock purchased and the borrowings on our credit facility to fund a portion of the ASR.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 94 new stores in the first three quarters of fiscal 2007 and closed ten stores. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be between $280 million and $290 million for fiscal 2007, based on our plan to open approximately 100 net new stores, including the purchase of 19 store locations in Canada, and 35 new PetsHotels, to fixture and equip a new distribution center in Newnan, Georgia, which opened in the second quarter of fiscal 2007 and a new distribution center in Reno, Nevada which is expected to open in fiscal 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
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
Commitments and Contingencies
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be approximately $7.7 million for the remainder of fiscal 2007, and approximately $36.3 million, $42.2 million and $17.9 million for fiscal years 2008, 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are carried over to the following year’s requirement.
     In addition to our previously disclosed commitments and contingencies, FIN No. 48 gross tax liabilities, excluding interest and penalties, were $15.5 million at October 28, 2007. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     There have been no other material changes in our commitments and contingencies other than in the ordinary course of business since the end of fiscal year 2006. Information regarding our commitments and contingencies is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 28, 2007.
Credit Facilities
     In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR program. The remaining portion of the ASR was funded using existing cash and cash equivalents.
     We have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash or cash equivalent deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of October 28, 2007, we had no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility.
     As of October 28, 2007, we had $80.0 million in borrowings and $67.4 million in stand-by letter of credit issuances under our credit facility.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payments of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of October 28, 2007, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.

     During the first three quarters of fiscal 2007, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
Share Purchase Program
     In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through fiscal 2006. In August 2006, the Board of Directors increased the amount remaining under that share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007. From January 29, 2007 through June 4, 2007, we purchased 2.8 million shares of our common stock for $89.9 million under the $250.0 million program, completing the program.
     In August 2007, the Board of Directors approved a new program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar ASR agreement. The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty. As of October 28, 2007, we had received 6.2 million shares of common stock which were placed into treasury stock in the Condensed Consolidated Balance Sheets. We expect to receive approximately 0.8 million additional shares of common stock, depending on the volume-weighted average price of the common stock over the remaining term of the ASR agreement which ends on or before January 31, 2008. The ASR agreement was funded with $125.0 million in cash and $100.0 million in borrowings under our new credit facility.
Related Party Transactions
     We have an investment in MMI Holdings, Inc. who through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 652 of our stores. Our investment consists of common and convertible preferred stock.
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of October 28, 2007, we owned approximately 21.9% of the voting stock and approximately 21.1% of the combined voting and non-voting stock of MMIH.
     Conversion to the equity method of accounting would typically require a restatement of prior years’ condensed consolidated financial statements for MMIH earnings. However, because the amounts are not material, we have not restated prior year financial statements. Our equity income from our investment in MMIH, which is recorded one month in arrears, was $0.8 million for the third quarter of fiscal 2007 and $1.6 million for the first three quarters of fiscal 2007.
     We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses, and treat the reimbursement as a reduction of the stores’ operating expense.
     In June 2007, we entered into a new master operating agreement with MMIH, that has an initial 15-year term and was retroactive to February 2007. The new agreement includes a change to the calculation of license fees charged to MMIH and a provision for MMIH to pay their portion of utilities costs. Under the previous master operating agreement, a portion of the license fees was based upon MMIH achieving certain predetermined sales levels. Those fees were not recognized until the sales thresholds were met, resulting in recognition later in the year. Under the new agreement, license fees are not based upon obtaining predetermined sales levels. Therefore, the fees are recognized more evenly throughout the year.

     We recognized license fees, utilities and other cost reimbursements of $26.1 million and $13.9 million during the first three quarters of fiscal 2007 and fiscal 2006, respectively. Receivables from MMIH totaled $5.2 million and $6.9 million at October 28, 2007 and January 28, 2007, respectively, and were included in the receivables in the accompanying Condensed Consolidated Balance Sheets.
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
     In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We are currently evaluating EITF Issue No. 06-11 to determine its impact on our condensed consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At October 28, 2007, there had been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 28, 2007, with the exception of borrowings under our new credit facility where we are exposed to market risks due to fluctuations in interest rates. More detailed information concerning market risk can be found under the sub-caption “Quantitative and Qualitative Disclosures About Market Risks” of the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 36 of our Annual Report on Form 10-K for the year ended January 28, 2007.
Item 4. Controls and Procedures

     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2007. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended October 28, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
     Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of October 28, 2007, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court, on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006, and the plaintiff, a former dog groomer, alleges claims against us ostensibly on behalf of other non-exempt hourly workers as to whether she and other employees received their required meal and rest breaks. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and the plaintiff seeks principally to represent employees providing pet grooming services, for alleged meal and rest period violations, and to represent a class of employees whose paychecks were allegedly not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California, where they are currently in the early stages of litigation. We intend to vigorously defend both actions.
     In another matter, we were named as a co-defendant in a matter entitled Rozman v. Menu Foods Midwest Corporation, et al., initially filed in the United States District Court for the District of Minnesota. The plaintiff is seeking the court’s approval of class action status and an award of damages on behalf of pet owners as a result of injuries to and/or deaths of pets arising from the alleged consumption of animal food tainted with melamine. We have also been named as a co-defendant in several other similar lawsuits brought by plaintiffs, individually and on behalf of putative classes of individuals, in jurisdictions across North America seeking damages arising from the defendants’ manufacture, distribution and sale of animal food. Several of these cases have been consolidated by the Judicial Panel in Multidistrict litigation in the U.S. District Court for the District of New Jersey. We believe specific vendors to us produced the animal food identified in these lawsuits. We have tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intend to vigorously defend these actions.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our business.
Item 1A. Risk Factors
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 28, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended October 28, 2007:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share	Plans or Programs(2)	Programs(3)
July 30, 2007 to August 26, 2007	4,968,000	$—	4,968,000	$75,000,000
August 27, 2007 to September 30, 2007	1,243,000	$—	1,243,000	$75,000,000
October 1, 2007 to October 28, 2007	—	$—	—	$75,000,000

Third Quarter Total	6,211,000	$—	6,211,000	$75,000,000

(1)	In the second quarter of fiscal 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through the second quarter of fiscal 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar ASR agreement. The ASR agreement contains provisions that establish the minimum and maximum number of shares that will be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty. As of October 28, 2007, the Company had received 6.2 million shares of common stock which represents the minimum number of shares to be purchased under the program. These shares were excluded from shares outstanding at October 28, 2007. We expect to receive up to 0.8 million additional shares of common stock, depending on the volume-weighted average price of the common stock over the term of the ASR agreement which ends on or before January 31, 2008.

(2)	Shares purchased pursuant to the ASR agreement are presented under “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” in the periods in which they were received. The average price paid per share will not be determinable until the conclusion of the ASR agreement. For additional information regarding our purchase programs, see Note 8, Stockholders’ Equity.

(3)	“Value That May Yet be Purchased Under the Plans or Programs” reflects our $300.0 million share purchase program less the $225.0 million ASR agreement.
Item 6. Exhibits
(a) Exhibits

Exhibit 10.1(1)	Confirmation, dated August 15, 2007, with respect to an accelerated share repurchase transaction between the Company and Lehman Brothers OTC Derivatives Inc.

Exhibit 10.2(2)	Credit Agreement, dated as of August 15, 2007, among the Company, Petsmart Store Support Group, Inc., the lenders party thereto, Bank of America, N.A., as issuing bank, administrative agent, and Bank of America Securities LLC as sole arranger and sole bookrunner.

Exhibit 10.10	Non-qualified 2005 Deferred Compensation Plan, as amended.

Exhibit 10.27(3)	Offer letter to Lawrence “Chip” Molloy, dated August 23, 2007.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 16, 2007.

(2)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 16, 2007.

(3)	Incorporated by reference to Exhibit 10.27 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 7, 2007.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 29, 2007	/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President Chief Financial Officer (Principal Financial Officer)

Date: November 29, 2007	/s/ Raymond L. Storck
Raymond L. Storck
Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)

Exhibit Index
(a) Exhibits

Exhibit 10.1(1)	Confirmation, dated August 15, 2007, with respect to an accelerated share repurchase transaction between the Company and Lehman Brothers OTC Derivatives Inc.

Exhibit 10.2(2)	Credit Agreement, dated as of August 15, 2007, among the Company, Petsmart Store Support Group, Inc., the lenders party thereto, Bank of America, N.A., as issuing bank, administrative agent, and Bank of America Securities LLC as sole arranger and sole bookrunner.

Exhibit 10.10	Non-qualified 2005 Deferred Compensation Plan, as amended.

Exhibit 10.27(3)	Offer letter to Lawrence “Chip” Molloy, dated August 23, 2007.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 16, 2007.

(2)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 16, 2007.

(3)	Incorporated by reference to Exhibit 10.27 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 7, 2007.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.