Form 10-K
period 2008-02-03
PETSMART INC
filed 2008-03-31
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended February 3, 2008
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-21888

PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3024325 (I.R.S. Employer Identification No.)

19601 N. 27th Avenue Phoenix, Arizona (Address of principal executive offices)	85027 (Zip Code)

Registrant’s telephone number, including area code:
(623) 580-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on July 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $4,306,495,000. This calculation excludes approximately 1,438,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2007 that have represented to the registrant that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 14, 2008 was 128,816,960.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2008 Annual Meeting of Stockholders to be held on June 18, 2008, to be filed by May 2, 2008, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and beliefs about future events or future financial performance. We have attempted to identify forward-looking statements by words such as: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will” or other comparable terminology. These statements are not guarantees of future performance or results and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A. Risk Factors” contained in Part I of this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe the expectations and beliefs reflected in the forward-looking statements are reasonable, such statements speak only as of the date this Annual Report on Form 10-K is filed, and we disclaim any intent or obligation to update any of the forward-looking statements after such date, whether as a result of new information, actual results, future events or otherwise, unless required by law.

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years. The 2007 fiscal year ended on February 3, 2008 and was a 53-week year. The 2006 and 2005 fiscal years were 52-week years.

Item 1.	Business

General

In 2007, we generated net sales of $4.7 billion, making us North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets to be family members. Our strategy is to attract and keep these customers by becoming the preferred provider for the Total Lifetime Caresm of pets. As part of this strategy, we focus on driving efficiencies in our stores, in our processes and in our systems, on growing our pet services business and on delighting our customers by providing a superior store environment, a superior shopping experience and superior service.

We opened or acquired 100 net new stores in 2007 and, at the end of the fiscal year, operated 1,008 retail stores in North America. Square footage in 2007 increased 2.0 million to 22.8 million compared to 20.8 million in 2006. Our stores typically range in size from 19,000 to 27,000 square feet and carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,500 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary or private label brands across a range of product categories.

We complement our strong product assortment with value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services and virtually all our stores feature pet styling salons that provide high-quality grooming services. As of February 3, 2008, we offered pet boarding at 97 of our stores through our PetSmart PetsHotels® or “PetsHotels.” As of February 3, 2008, there were full-service veterinary hospitals in 685 of our stores. Medical Management International, Inc., an operator of veterinary hospitals, operated 673 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are located in Canada and operated by other third parties.

Our PetPerks® loyalty program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com®, our pet e-commerce site, as well as petsmartbebettertogether.com, our pet community site. In 2007, we completed the exit of our equine product line including the sale of StateLineTack.com and our equine catalog.

The Pet Industry

The pet industry serves a large and growing market. The American Pet Products Manufacturers Association, or APPMA, estimated the calendar year 2007 market at approximately $41.2 billion, an increase of more than 140% since calendar year 1994. Based on the 2007/2008 APPMA National Pet Owners Survey, more than 71 million households in the United States own a pet. In total, there are approximately 88 million cats and 75 million dogs in the United States.

The pet industry can be divided into the following categories: food, supplies and medicines, veterinary care, pet services (such as grooming or boarding) and purchases of pets. The APPMA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and, in calendar year 2007, approximated $16.2 billion in sales, or 39.3% of the market.

Pet supplies and medicine sales account for approximately 23.8%, or $9.8 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, other pet services and purchases of pets represent approximately 24.5%, 7.3% and 5.1%, respectively, of the market.

Competition

Based on total net sales, we are North America’s largest specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into six different categories:

•	Supermarkets, warehouse clubs and other mass and general retail merchandisers;

•	Specialty pet supply chains and pet supply stores;

•	Independent pet stores;

•	Veterinarians;

•	Catalog retailers; and

•	E-commerce retailers.

We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price and availability of other services. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and other mass and general retail merchandisers due to manufacturers’ restrictions, but are sold primarily through specialty pet stores, veterinarians and farm and feed stores. We believe our pet services business is a competitive advantage that cannot be easily duplicated. We believe we compete effectively in our various markets; however, some of our supermarket, warehouse club and other mass and general retail merchandise competitors are larger in terms of overall sales volume and may have access to greater capital.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Add stores in existing multi-store, new multi-store and new single-store markets.  Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in distribution, information systems, procurement, marketing and store operations. During 2007, we opened 100 net new stores, inclusive of the acquisition of 19 store locations resulting in 18 net new stores in Canada, and in 2008, we expect to open 104 net new stores. In 2009, we plan to slow our store growth by about 20% as we work to balance between investing for the future and maximizing our greatest opportunity to deliver consistent stockholder returns.

Provide the right store format to meet the needs of our customers.  We completed the conversion of our store base to a specialty store format in 2003. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. In 2005, we tested a store refresh program that builds on the initial reformat and emphasizes our highly differentiated training and adoption services. We refreshed many of our existing stores with this new format in 2006 and 2007 and expect to continue the program in 2008 and complete the refresh of all stores in 2009.

Expand our pet services business.  Based on net sales, we are North America’s leading specialty provider of pet services, which include professional grooming, training, boarding and day camp. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins. In 2005, we began the roll out of PetsHotel, a full-service in-store boarding facility for dogs and cats. The PetsHotel experience includes 24-hour supervision by our trained caregivers as well as an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and playtime. In addition, each PetsHotel offers Doggie Day Campsm, a day camp service for dogs in climate-controlled play rooms with other dogs and our pet-loving staff trained in behavior assessment. As of February 3, 2008, we operated 97 PetsHotels. Pet services net sales grew by 22%, 26% and 24% in 2007, 2006 and 2005, respectively. We expect our ability to expand the pet services portion of our business will continue in 2008.

Offer superior customer service.  Our emphasis on the customer is designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed associate learning curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure their success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position.

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

We have created tools to effectively communicate our unique value proposition and our ability to provide Total Lifetime Care for pets, and we continue to build enduring relationships with our customers. Our customer loyalty program, PetPerks, is available in all PetSmart stores. We will continue using a customer database that allows us to track and analyze customer shopping patterns. We use this information to customize direct marketing and promotional materials and to more effectively communicate with customers across all channels.

Drive efficiency and create a consistent customer experience by focusing on operating excellence.  Our operating excellence initiative — which emphasizes retail basics like store cleanliness, short check out lines, a strong in-stock position, an effective supply chain and the care of the pets in our stores — allows us to provide a consistently superior shopping experience, even as we grow. It simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more productive.

We believe these strategic initiatives will continue to drive comparable store sales growth, profitability and return on investment.

Our Stores

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	2007	2006	2005

Store count at beginning of fiscal year	908	826	726
New, relocated and acquired stores opened	115	92	107
Stores closed	(15)	(10)	(7)

Store count at end of fiscal year	1,008	908	826

Distribution

Our distribution network and information systems are designed to optimize store inventory, drive the efficient use of store labor, facilitate a high in-stock position and promote high distribution center productivity. We currently employ a hybrid distribution system including full truckload shipments to individual stores and the splitting of full truckloads among several closely located stores and distribution centers. Our forward distribution centers handle products that require rapid replenishment, and our distribution centers handle the remaining products. We have started utilizing combination distribution centers that handle all of our products. We believe the combination distribution centers will help drive efficiencies in transportation costs and store labor. Our suppliers generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors, and we do not own any trailers. We operate the following distribution centers:

	Square
Location	Footage	Date Opened	Distribution Type
	(In thousands)

Phoenix, Arizona	620	May 1996	Combination distribution center
Ennis, Texas	230	November 1999	Forward distribution center
Columbus, Ohio	613	September 2000	Distribution center
Gahanna, Ohio	276	October 2000	Forward distribution center
Hagerstown, Maryland	252	October 2000	Forward distribution center
Reno, Nevada	199	June 2002	Forward distribution center
Ottawa, Illinois	1,000	August 2005	Combination distribution center
Newnan, Georgia	878	July 2007	Combination distribution center

Total	4,068

We opened our new 878,000 square foot combination distribution center in Newnan, Georgia in July 2007. This facility replaced the 200,000 square foot forward distribution center we previously leased in Newnan, Georgia, which closed in June 2007. In March 2007, we entered into an agreement to lease approximately 873,000 square feet in Reno, Nevada to be used as a combination distribution center. The lease commences in 2008 and will expire in 2023. This facility will open in 2008, and it will replace the 199,000 square foot forward distribution center we currently lease in Reno, Nevada.

In February 2007, we made the decision to exit the State Line Tack equine product line, which included closing our Brockport, New York distribution facility. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

Merchandise

Merchandise, which has been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 90.2% of our net sales in 2007, 91.1% in 2006 and 92.1% in 2005. Merchandise generally falls into three main categories:

•	Pet Food, Treats and Litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or other mass and general retail merchandisers. We also offer quality national brands traditionally found in supermarkets and pet stores. The sale of pet food, treats and litter comprised 41%, 40% and 40% of our net sales in 2007, 2006 and 2005, respectively.

•	Pet Supplies and Other Goods. Our broad assortment of pet supplies includes collars, leashes, health and beauty aids, shampoos, medication, toys, pet carriers and pet houses. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, filters and birdcages. The sale of pet supplies and other goods comprised 47%, 48% and 49% of our net sales in 2007, 2006 and 2005, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 2%, 3% and 3% of our net sales in 2007, 2006 and 2005, respectively. We do not sell dogs or cats, but instead provide space in most stores for adoption partners to use.

Pet Services

Pet services, which include grooming, training, boarding and day camp, represented 9.8%, 8.9% and 7.9% of our net sales in 2007, 2006 and 2005, respectively. Net sales from pet services grew 22.0% from $376.0 million in 2006 to $458.7 million in 2007.

We offer full-service grooming and training services in virtually all our stores. We typically allocate an average of 800 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and toothbrushing. Depending on their experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses.

PetsHotels provide boarding for dogs and cats, 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. In 2005, we began a national rollout of PetsHotels at selected locations. As of February 3, 2008, we operated 97 PetsHotels, and we plan to open 45 PetsHotels in 2008.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 685 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and routine and complex surgical procedures. As of February 3, 2008, Medical Management International, Inc. operated 673 of the hospitals under the registered trade name of Banfield, The Pet Hospital. Medical Management International, Inc. is a wholly-owned subsidiary of MMI Holdings, Inc., collectively referred to as MMIH. The remaining 12 hospitals are located in Canada and are operated by other third parties. See Note 2 to the Notes to Consolidated Financial Statements for a discussion of our ownership interest in MMIH.

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

Since 1994, PetSmart Charities has funded more than $70.0 million in grants and programs benefiting animal welfare organizations and, through its in-store adoption programs, has helped save the lives of more than 3 million pets.

Government Regulation

We are subject to various federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices or the operation of veterinary hospitals in retail stores that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; the handling, security, protection and use of customer and associate information; and the licensing and certification of services.

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

Intellectual Property

We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. We have numerous servicemarks and trademarks registered with the United States Patent and Trademark Office, or USPTO, including: PetSmart®; PetSmart.com®; PetSmart PetsHotel®; PetPerks®; Where Pets Are Family®; and All You Need For The Life Of Your Pet®, as well as many others. We also own several servicemark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered servicemarks, trademarks and pending applications in other countries, including Canada, as well as several trade names, domain names and copyrights for use in our business.

Employees

As of February 3, 2008, we employed approximately 43,000 associates, approximately 21,000 of whom were employed full-time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are subject to no collective bargaining agreements and have experienced no work stoppages. We consider our relationship with our associates to be good. Increases in the federal and state minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States were $4.5 billion, $4.1 billion and $3.7 billion for 2007, 2006 and 2005, respectively. Net sales in Canada, denominated in United States dollars, were $188.6 million, $133.0 million and $107.7 million for 2007, 2006 and 2005, respectively. Substantially all our long-lived assets are located in the United States.

Available Information

We make available, free of charge through our Internet Website (www.petm.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission, or SEC.

The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet Website (http://www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Management

Our executive officers and their ages and positions on March 18, 2008, are as follows:

Name	Age	Position

Philip L. Francis	61	Chairman and Chief Executive Officer
Robert F. Moran	57	President and Chief Operating Officer
Lawrence P. Molloy	46	Senior Vice President, Chief Financial Officer
Scott A. Crozier	57	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Donald E. Beaver	49	Senior Vice President, Chief Information Officer
Kenneth T. Hall	39	Senior Vice President, Merchandising
David K. Lenhardt	38	Senior Vice President, Store Operations and Services
Mary L. Miller	47	Senior Vice President, Chief Marketing Officer
Joseph D. O’Leary	49	Senior Vice President, Supply Chain
Jaye D. Perricone	49	Senior Vice President, Real Estate
Francesca M. Spinelli	54	Senior Vice President, People
Raymond L. Storck	47	Vice President of Finance, Chief Accounting Officer

Philip L. Francis has been a director of PetSmart since 1989, and Chief Executive Officer since March 1998. He was President from 1998 to 2001 and was named Chairman of the Board in 1999. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer and President. Prior to that, he held several senior management positions for Roundy’s Supermarket, Inc., Cardinal Health, Inc. and the Jewel Companies, Inc.

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

Lawrence P. Molloy joined PetSmart as Senior Vice President and Chief Financial Officer in September 2007. Prior to joining PetSmart, Mr. Molloy served four years in leadership roles at Circuit City Stores, Inc., a national consumer electronics retailer, including the last year as Vice President and Chief Financial Officer of retail. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation; AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the United States Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of commander.

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

Donald E. Beaver joined PetSmart as Senior Vice President and Chief Information Officer in May 2005. Prior to joining PetSmart, Mr. Beaver was employed by H.E. Butt Grocery Company where he held the position of Senior Vice President and Chief Information Officer starting in 1999. Prior to that, he served 14 years at Allied Signal Aerospace, Inc. in various information systems leadership roles, the last being the CIO for the aftermarket support division.

Kenneth T. Hall was appointed Senior Vice President, Merchandising in January 2006. He joined PetSmart as Vice President, Strategic Planning and Customer Relationships in September 2000 and was appointed Senior Vice President and Chief Marketing Officer in January 2003. Prior to joining PetSmart, Mr. Hall worked as a consultant for Bain & Company, Inc., a global management consulting firm. Prior to that, Mr. Hall held various operational and financial positions at Exxon Corp.

David K. Lenhardt was appointed Senior Vice President, Store Operations and Services in February 2007. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in September 2000. From 1996 to 2000, Mr. Lenhardt was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.’s investment banking division.

Mary L. Miller joined PetSmart as Senior Vice President and Chief Marketing Officer in July 2006. Ms. Miller came to PetSmart from Best Buy Co., Inc., a national consumer electronics company, where she last served as Vice President of Strategic Marketing Services from 2004 to 2006. Prior to that, Ms. Miller served as Vice President of Customer Loyalty Marketing from 2002 to 2004 and served as Vice President of Consumer and Brand Marketing from 2000 to 2002. She started at Best Buy Co., Inc. in 1998. Previously, Ms. Miller served 13 years at The Pillsbury Company, where she began her career as a financial analyst.

Joseph D. O’Leary joined PetSmart as Senior Vice President of Supply Chain in September 2006. Prior to joining PetSmart, Mr. O’Leary was Chief Operating Officer for Interactive Health, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, Mr. O’Leary held positions at Mothercare plc, Coopers & Lybrand LLP and BP International.

Jaye D. Perricone was appointed Senior Vice President, Real Estate in December 2007. She served as Vice President, Real Estate for the past year. Ms. Perricone joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President, Vice President of Services Operations, Vice President of Customer Service and Store Operations and Vice President of Property Management and Store Design. Prior to joining PetSmart, Ms. Perricone held various positions with Target Corporation, Pace Membership Warehouse, Inc. and Bizmart, Inc.

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

Raymond L. Storck was appointed Vice President of Finance and Chief Accounting Officer effective April 2006, and served as Acting Chief Financial Officer from April 2007 to September 2007. He joined PetSmart in May 2004 as Vice President and Controller. From 2000 to 2004, Mr. Storck served as Chief Financial Officer and Treasurer of MicroAge, Inc., an information technology products and services company, and from 1986 to 2000 he held various other executive positions at MicroAge, including Vice President and Controller. Prior to MicroAge, he was with Grant Thornton LLP.

Item 1A.	Risk Factors

In the normal course of business, our operations, financial condition and results of operations are routinely subjected to a variety of risks. Our actual financial results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in the “Competition,” “Our Stores,” “Distribution” and “Government Regulation” sections of this Annual Report on Form 10-K.

Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

We can make no assurances that our stores will meet forecasted levels of sales and profitability. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales performance may be severely impacted in future periods. In addition, a portion of a typical new store’s sales comes from customers who previously shopped at other PetSmart stores in the existing market.

We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.

We currently operate stores in most of the major market areas of the United States and Canada. Our plans for 2008 include opening 104 net new stores, primarily in existing multi-store markets, opening 45 new PetsHotels and completing the refresh of a portion of our existing stores. Our ability to be successful with our store development efforts is dependent on various factors, some of which are outside of our control, including:

•	Identifying store sites that offer attractive returns on our investment including the impact of cannibalization of our existing stores;

•	Competition for those sites;

•	Successfully negotiating with landlords and obtaining any necessary governmental, regulatory or private approvals;

•	Timely construction of stores; and

•	Our ability to attract and retain qualified store personnel.

To the extent we are unable to accomplish any of the above, our ability to open new stores and hotels may be harmed and our future sales and profits may be adversely affected. In addition, we can make no assurances that we will be able to meet the forecasted level of sales or operate our new stores or hotels profitably.

The increased demands placed on existing systems and procedures and on management by our store development plans also could result in operational inefficiencies and less effective management of our business and associates, which could in turn adversely affect our financial performance. Opening new stores in a market will attract some customers away from other stores already operated by us in that market and diminish their sales. An increase in construction costs and/or building material costs could also adversely affect our financial performance.

Our leases are typically signed approximately 18 months before a store opens. Because of that timing, we may be unable to adjust our store opening schedule to new economic conditions or a change in strategy in a timely manner.

A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. We may experience declines in sales during economic downturns. Any material decline in the amount of discretionary spending could reduce our sales and harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

Our quarterly operating results may fluctuate due to seasonal changes associated with the pet retail industry and the timing of expenses, new store openings and store closures.

Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. Sales of certain products and services are seasonal and because our stores typically draw customers from a large area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Also, controllable expenses, such as advertising, may fluctuate from quarter to quarter within a fiscal year. As a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of net sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

The pet products retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

The pet retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply chains and pet supply stores, independent pet stores, veterinarians, catalog retailers and e-commerce retailers. The pet retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We can make no assurances we will not face greater competition from these or other retailers in the future. In particular, if our supermarket, warehouse club or other mass and retail merchandiser competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, sales, operating results and profitability and require a change in our operating strategies.

Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

Our continued success and growth depend on improving customer traffic to gain sales momentum in our stores and on our e-commerce web site. Historically, we have utilized various media to reach the consumer, and we have experienced varying levels of favorable response to our marketing efforts. Often, media placement decisions are made months in advance, and our inability to accurately predict our consumers’ preferred method of communication may result in fewer customers shopping at our stores and thereby negatively impact our business and financial performance.

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

Our vendors generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. The mismanagement of merchandise inventory levels or an interruption in the supply chain could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations. We operate two fish distribution centers and have two fish distribution centers that are operated by a third-party vendor, and an interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial and operational data and to maintain our in-stock positions. We possess offsite recovery capabilities for our key information systems and take measures to prevent security breaches and computer viruses. The failure of our information systems to perform as designed, loss of data or any interruption of our information systems for a significant period of time could disrupt our business.

We continue to invest in our information systems. Enhancement to or replacement of our major financial or operational information systems could have a significant impact on our ability to conduct our core business operations and increase our risk of loss resulting from disruptions of normal operating processes and procedures that may occur during the implementation of new information systems. We can make no assurances that the costs of investments in our information systems will not exceed estimates, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If any of these events occur, our results of operations could be harmed.

If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.

The increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws and costs resulting from consumer fraud, could adversely impact our business. We also routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide quality products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

Sales of premium pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of premium pet food do not permit their products to be sold in supermarkets, warehouse clubs or through other mass and retail merchandisers. If any premium pet food or pet supply vendor was to make its products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, our business could be harmed.

In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities. We can make no assurances that we will be able to find new qualified vendors who meet our standards or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, packaging and labeling requirements. Any inability of our existing vendors to provide products meeting such requirements in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are good, we have no material long-term supply commitments from our vendors, and any vendor could discontinue selling to us at any time.

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of the political, economic and financial environments where they are located, their ability to meet our standards and applicable legal requirements, the availability of labor and raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, inflation and other factors. In addition, Canada’s and the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

We offer various proprietary branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of the products may not meet our expectations. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to increase the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees, and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted. In addition, there historically has been a shortage of qualified veterinarians. If Banfield cannot attract and retain a sufficient number of qualified veterinarians, Banfield’s ability to provide veterinary services in our stores and our ability to increase the number of stores in which Banfield provides veterinary services, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 1996 and operate 55 stores in Canada as of February 3, 2008. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in utilizing and enforcing our intellectual property rights;

•	Failure to understand the local culture and market;

•	The burden of complying with foreign laws, including tax laws; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

We and MMIH, the third-party operator of Banfield, The Pet Hospital, and our other third-party operators are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to host and MMIH’s ability to operate veterinary hospitals within our facilities. A determination that we or MMIH are in violation of any of these applicable statutes and regulations could require us or MMIH to restructure our operations to comply or render us or MMIH unable to operate veterinary hospitals in a given location. If MMIH were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves.

We currently account for our investment in MMIH under the equity method of accounting under Accounting Principles Board Opinion, or APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Any significant decrease in MMIH’s financial results may negatively impact our consolidated financial statements.

We face various risks as an e-commerce retailer.

We may require additional capital in the future to sustain or grow our e-commerce business. We have engaged a third-party to maintain our U.S. e-commerce website and process all customer orders placed through that site. Business risks related to our e-commerce business include our ability to keep pace with rapid technological change, failure in our or any third-party processor’s security procedures and operational controls, failure or inadequacy in our or any third-party processor’s systems or ability to process customer orders, government regulation and legal uncertainties with respect to e-commerce, and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materialize, it could have an adverse effect on our business.

Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

We expect to fund our currently planned operations with existing capital resources, including the borrowing capacity under our credit facility and cash flows from operations. If, however, we are unable to effectively manage our cash flows or generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility and letter of credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms could harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution or accretion to our stockholders.

Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

We may, from time to time, acquire businesses we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not positively affect our financial performance.

Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make estimates and projections in connection with impairment analyses for our store locations in accordance with accounting principles generally accepted in the United States of America or “GAAP”. We review all stores for potential impairment. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the asset. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove incorrect, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

Our trademarks, servicemarks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our revenue or operating results. Protecting our intellectual property outside the United States could be time-consuming and costly, and the local laws and regulations outside the United States may not fully protect our rights in such intellectual property. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our operating results.

A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

We are subject to various contractual obligations with third-party providers and federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; providing services to our customers; contracted services with various third-party providers; credit and debit card processing; the handling, security, protection and use of customer information; and the licensing and certification of services.

We seek to structure our operations to comply with all applicable federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we can make no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, the above referenced contracts, laws and regulations.

Failure of our internal controls over financial reporting could harm our business and financial results.

We have documented and tested our internal controls over financial reporting to assess their operating effectiveness. Internal controls over financial reporting have inherent limitations and are not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. We may encounter problems or delays in completing the review and evaluation and implementing improvements. Additionally, we may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have a material weakness in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.

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

We are occasionally subject to claims due to the injury or death of a pet in our stores or while under our care. We may also be subject to claims resulting from the transfer of diseases to other animals, associates and customers in our stores. From time to time we have been subject to class action lawsuits, governmental action, intellectual property infringement claims, product liability claims for some of the products we sell and general liability claims resulting from store based incidents. Any negative publicity or claims relating to any of the foregoing could harm our reputation and business, as well as expose us to litigation expenses and damages.

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

Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures may have a negative impact on our business.

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism and financial irregularities and fraud at other publicly traded companies. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of small pets and products we sell, which could harm our reputation and decrease sales.

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

We could be adversely affected if consumers lose confidence in the safety and quality of certain vendor-supplied food products and hard-good products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have a material adverse effect on our sales and operations.

Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

Over the last several years, the market price of our common stock has been subject to significant fluctuations. The market price of our common stock may continue to be subject to significant fluctuations in response to the impact on our operations, sales and financial results of a variety of factors including, but not limited to:

•	General economic changes;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions;

•	The prospects of our industry;

•	Natural disasters, hostilities and acts of terrorism; and

•	National or regional catastrophes or circumstances, such as a pandemic or other public health or welfare scare.

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may harm the market price of our common stock.

Our operating and financial performance in any given period may differ from the guidance we have provided to the public.

We provide public guidance on our expected operating and financial results for future periods. Although we believe that this guidance provides investors and analysts with a better understanding of management’s expectations for the future and is useful to our stockholders and potential stockholders, such guidance is comprised of forward-looking statements subject to the risks and uncertainties described in this report and in our other public filings and public statements. If our operating or financial results for a particular period differ from our guidance or the expectations of investment analysts, or if we change our guidance for future periods, the market price of our common stock could decline.

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

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, and the application of Section 203 could delay or prevent an acquisition of PetSmart.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of February 3, 2008:

Number of
United States:	Stores
Alabama	13
Arizona	39
Arkansas	4
California	115
Colorado	32
Connecticut	5
Delaware	3
Florida	56
Georgia	35
Idaho	4
Illinois	44
Indiana	19
Iowa	8
Kansas	7
Kentucky	6
Louisiana	13
Maine	2
Maryland	27
Massachusetts	12
Michigan	29
Minnesota	14
Mississippi	5
Missouri	16
Montana	3
Nebraska	5
Nevada	14
New Hampshire	5
New Jersey	33
New Mexico	6
New York	33
North Carolina	33
North Dakota	2
Ohio	40
Oklahoma	11
Oregon	12
Pennsylvania	40
Rhode Island	2
South Carolina	14
South Dakota	2
Tennessee	18
Texas	91
Utah	11
Vermont	1
Virginia	37
Washington	20
West Virginia	1
Wisconsin	11

Total U.S. stores	953
Canada	55

Total stores	1,008

We lease substantially all of our stores, retail distribution centers and corporate offices under non-cancelable leases. The terms of the store leases generally range from 10 to 20 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through fiscal 2024. Certain leases require payment of property taxes, utilities, common area maintenance and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during 2007, 2006 and 2005.

Our corporate offices currently contain approximately 250,000 square feet. In July 2006, we entered into 15 year lease agreements to expand our corporate offices and renovate the existing offices. The project is expected to be completed in 2008 and add approximately 115,000 square feet.

Our distribution centers and respective lease expirations as of February 3, 2008 were as follows:

	Square
Location	Footage	Lease Expiration
	(In thousands)

Ennis, Texas	230	2012
Phoenix, Arizona	620	2021
Columbus, Ohio	613	2010
Gahanna, Ohio	276	2010
Hagerstown, Maryland	252	2010
Reno, Nevada	199	2008
Ottawa, Illinois	1,000	2015
Newnan, Georgia	878	2022

Total	4,068

We opened our new 878,000 square foot combination distribution center in Newnan, Georgia in July 2007. This facility replaced the 200,000 square foot forward distribution center we previously leased in Newnan, Georgia that was closed in June 2007. In March 2007, we entered into an agreement to lease approximately 873,000 square feet in Reno, Nevada to be used as a combination distribution center. The lease commences in 2008 and will expire in 2023. The facility will open in 2008, and it will replace the 199,000 square foot forward distribution center we currently lease in Reno, Nevada.

In February 2007, we decided to exit the State Line Tack equine product line and closed our e-commerce fulfillment, equine catalog fulfillment and equine distribution center in Brockport, New York during 2007. See Note 17 to the Notes to Consolidated Financial Statements for additional information.

Item 3.	Legal Proceedings

In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our business and has been accrued for. The parties expect to seek approval of the settlements from the court later this year.

We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs have sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief. The cases in which we are currently a defendant are:

Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)

By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases have not been consolidated. The Blaszkowski case was not consolidated. On October 12, 2007, the defense group filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion; however, on January 25, 2008, the court granted the plaintiffs’ motion to file an amended complaint. The defense group expects to file a new Motion to Dismiss in the Blaszkowski case after the amended complaint has been filed.

We believe specific vendors produced the animal food identified in these lawsuits. We have tendered the defense of the lawsuits and responsibility for the claims to the manufacturers and distributors of the animal food at issue and intend to vigorously defend these actions.

We are involved in the defense of various additional legal proceedings we do not believe are material to our financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the fourth quarter of the year ended February 3, 2008.

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

	High	Low

Fiscal Year Ended February 3, 2008
First Quarter ended April 29, 2007	$34.69	$28.50
Second Quarter ended July 29, 2007	$35.48	$31.15
Third Quarter ended October 28, 2007	$35.01	$27.57
Fourth Quarter ended February 3, 2008	$29.98	$21.12
Fiscal Year Ended January 28, 2007
First Quarter ended April 30, 2006	$29.48	$23.89
Second Quarter ended July 30, 2006	$29.42	$23.24
Third Quarter ended October 29, 2006	$29.75	$22.07
Fourth Quarter ended January 28, 2007	$32.20	$27.80

Common Stock Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2007, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
December 13, 2007	$0.03	February 1, 2008	February 15, 2008

In 2006, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
December 12, 2006	$0.03	January 26, 2007	February 9, 2007

On March 25, 2008, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 16, 2008 to stockholders of record on May 2, 2008.

Holders.  On March 14, 2008, there were 5,677 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 18, 2008 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Stock Purchase Program.  The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the quarter ended February 3, 2008:

				Approximate Dollar
			Total Number of Shares	Value That May
	Total Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share(1)	Plans or Programs(2)	Programs(3)

October 29, 2007 to November 25, 2007	—	$—	—	$75,000,000
November 26, 2007 to December 30, 2007	—	$—	—	$75,000,000
December 31, 2007 to February 3, 2008	776,000	$—	776,000	$75,000,000

Fourth Quarter Total	776,000	$—	776,000	$75,000,000

(1)	In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through the second quarter of 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase agreement, or ASR. The ASR contained provisions that established the minimum and maximum number of shares that were purchased during its term. Pursuant to the terms of the ASR, on August 20, 2007, we paid $225.0 million to the ASR counterparty. We received 7.0 million shares of common stock under the program with 6.2 million received in the third quarter of 2007 and 776,000 shares received in the fourth quarter, completing the program. As the ASR agreement established a fixed dollar share repurchase, the average price paid per share in the fourth quarter is zero as the cash was delivered in the third quarter. The average price paid for shares purchased under the ASR was $32.22 per share.

(2)	Shares purchased pursuant to the ASR agreement are presented under “Total Number of Shares Purchased” and “Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs” in the periods in which they were received. For additional information regarding our purchase programs, see Note 8 to the Notes to Consolidated Financial Statements.

(3)	“Approximate Dollar Value That May Yet be Purchased Under the Plans or Programs” reflects our $300.0 million share purchase authorization less the $225.0 million ASR.

Stock Performance Graph.  The following performance graph and related information shall not be deemed “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act of 1933 or Securities Exchange Act of 1934, each as amended, except to the extent that we specifically incorporate it by reference into such filing.

The following graph shows a five-year comparison of the cumulative total stockholders’ returns for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on February 2, 2003 in stock or on January 31, 2003 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PetSmart, Inc., The S & P 500 Index
And The S & P Specialty Stores Index

	2/2/03	2/1/04	1/30/05	1/29/06	1/28/07	2/3/08

PetSmart, Inc.	100.00	157.52	203.00	169.75	205.53	162.92
S & P 500	100.00	134.57	142.96	157.79	180.70	176.52
S & P Specialty Stores	100.00	136.34	148.66	184.93	210.03	160.28

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	February 3,	January 28,	January 29,	January 30,	February 1,
	2008	2007	2006	2005	2004
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$4,672,656	$4,233,857	$3,760,499	$3,363,452	$2,993,115

Gross profit	1,436,821	1,307,770	1,173,001	1,038,587	900,118
Operating, general and administrative expenses	1,085,308	985,936	861,621	781,248	681,270

Operating income	351,513	321,834	311,380	257,339	218,848
Gain on sale of investment	95,363	—	—	—	—
Interest income	6,813	10,551	9,037	4,791	3,358
Interest expense	(51,496)	(42,268)	(31,208)	(21,326)	(19,250)

Income before income tax expense and equity in income from investee	402,193	290,117	289,209	240,804	202,956
Income tax expense	(145,180)	(105,048)	(106,719)	(83,351)	(78,005)
Equity in income from investee	1,671	—	—	—	—

Net income	$258,684	$185,069	$182,490	$157,453	$124,951

Earnings Per Common Share Data:
Basic	$1.99	$1.36	$1.30	$1.09	$0.88
Diluted	$1.95	$1.33	$1.25	$1.05	$0.85
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.04
Weighted average shares outstanding:
Basic	129,851	135,836	140,791	143,888	141,641
Diluted	132,954	139,537	145,577	149,652	147,255
Selected Operating Data:
Stores open at end of period	1,008	908	826	726	643
Square footage at end of period	22,825,783	20,787,903	19,029,359	16,967,480	15,314,577
Net sales per square foot(2)	$210	$208	$206	$205	$197
Net sales growth	10.4%	12.6%	11.8%	12.4%	11.1%
Increase in comparable store sales(3)	2.4%	5.0%	4.2%	6.3%	7.0%
Selected Balance Sheet Data:
Merchandise inventories	$501,212	$487,400	$399,413	$337,281	$309,140
Working capital	$172,982	$324,887	$377,766	$477,929	$343,974
Total assets	$2,167,257	$2,053,477	$1,863,691	$1,678,407	$1,427,265
Total debt(4)	$563,747	$449,001	$364,123	$250,735	$170,395
Total stockholders’ equity	$986,597	$1,000,894	$940,750	$973,947	$816,651
Current ratio	1.31	1.63	1.82	2.36	2.00
Long-term debt-to-equity	52%	43%	37%	25%	20%
Total debt-to-capital	36%	31%	28%	20%	17%

(1)	Fiscal 2007 consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons to 2006 other than comparable store sales which was calculated on an equivalent 53 week basis, also reflect the impact of one additional week in 2007. The estimated impact of the additional week in 2007 resulted in the following increases: Net sales, $89.7 million; gross profit, $34.4 million; operating, general and administrative expenses, $18.3 million; income before income tax expense and equity in income from investee, $16.0 million; net income, $9.8 million; and diluted earnings per common share, $0.07.

(2)	Net sales per square foot were calculated by dividing net sales, excluding catalog and e-commerce sales, by average square footage.

(3)	Retail stores only, excludes catalog and e-commerce sales in all periods. For 2007, the 53 weeks of the fiscal year are compared to the previous 53 weeks.

(4)	Represents borrowings under credit facility and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled “Competition,” “Distribution” and “Government Regulation” included in Item 1 Part I and Risk Factors included in Item 1 Part 1A of this Annual Report on Form 10-K.

Overview

Based on our 2007 net sales of $4.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of February 3, 2008, we operated 1,008 stores, and we anticipate opening 104 net new stores in 2008. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,500 distinct items, including nationally recognized brand names, as well as an extensive selection of private brands across a range of product categories.

We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. In 2005, we began a national roll out of the PetsHotel concept at selected locations. PetsHotel provides boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. As of February 3, 2008, we operated 97 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of February 3, 2008, full-service veterinary hospitals were in 685 of our stores. MMIH operated 673 of the veterinary hospitals. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Executive Summary

•	Fiscal 2007 included a 53rd week.

•	Diluted earnings per common share for 2007 were $1.95 on net income of $258.7 million, compared to diluted earnings per common share of $1.33 on net income of $185.1 million in 2006. The 53rd week increased diluted earnings per common share by approximately $0.07.

•	Net sales increased 10.4% to $4.7 billion in 2007 compared to $4.2 billion in 2006 due to new store openings, a 53rd week of sales and an increase in comparable store sales. The 53rd week increased sales by approximately $89.7 million.

•	We added 100 net new stores during 2007 and operated 1,008 stores at the end of the year.

•	Comparable store sales, or sales in stores open at least a year, increased 2.4% during 2007 compared to a 5.0% increase during 2006.

•	Services sales increased 22.0% to $458.7 million, or 9.8% of net sales, for 2007 compared to $376.0 million, or 8.9% of net sales, during 2006. The 53rd week increased services sales by $8.4 million.

•	The Board of Directors approved a program authorizing the purchase of up to $300.0 million of our common stock through the second quarter of 2009. We used a portion of the authorization to complete a $225.0 million

ASR. We received 7.0 million shares under the ASR during 2007. In addition to shares purchased under the ASR, we purchased approximately 2.8 million shares in 2007.

•	We recognized a pre-tax gain of $95.4 million, or approximately $0.48 per common share, on the sale of a portion of our investment in MMI Holdings, Inc. in the first quarter of 2007.

•	We exited our equine product line, including the sale of certain assets such as the State Line Tack brand, certain inventory, customer lists and other assets. We recognized expenses of $9.8 million net of tax, or approximately $0.07 per common share, related to the exit of the equine product line.

•	We acquired 19 store locations, which added 18 net new stores, in Canada. We completed the purchase effective May 31, 2007 for approximately $37.0 million, after adjustments, which included goodwill of approximately $27.7 million.

•	We experienced a series of pet food recalls that had a negative impact on sales.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, asset impairments, reserves for closed stores, reserves against deferred tax assets and uncertain tax positions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

Inventory Valuation Reserves

We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers and forward distribution centers perform cycle counts encompassing all inventory items at least once every quarter. Stores perform physical inventories at least once a year, and between the physical inventories, stores perform counts on certain inventory items. Most of the stores do not perform physical inventories during the last quarter of the year due to the holiday season, but continue to perform counts on certain inventory items. As of the end of a reporting period, there will be stores with certain inventory items that have not been counted. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

We also have reserves for estimated obsolescence and to reduce merchandise inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their historical cost. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 3, 2008 and January 28, 2007, we had inventory valuation reserves of $13.3 million and $16.7 million, respectively.

Asset Impairments

We review long-lived assets for impairment in accordance with Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We conduct this review annually and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable. There were no material asset impairments identified during 2007.

Reserves for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of February 3, 2008, and January 28, 2007, we had closed store reserves of $6.2 million and $7.7 million, respectively. We can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.5 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies as of February 3, 2008, we retained an initial risk of loss of $0.5 million per occurrence for general liability and $0.75 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment to the reserves. As of February 3, 2008 and January 28, 2007, we had approximately $86.7 million and $67.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 3, 2008, and January 28, 2007, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

As of January 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.3	69.1	68.8

Gross profit	30.7	30.9	31.2
Operating, general and administrative expenses	23.2	23.3	22.9

Operating income	7.5	7.6	8.3
Gain on sale of investment	2.0	—	—
Interest income	0.1	0.2	0.2
Interest expense	(1.1)	(1.0)	(0.8)

Income before income tax expense and equity in income from investee	8.6	6.9	7.7
Income tax expense	(3.1)	(2.5)	(2.8)
Equity in income from investee	0.0	—	—

Net income	5.5%	4.4%	4.9%

2007 (53 weeks) compared to 2006 (52 weeks)

Net Sales

Net sales increased $438.8 million, or 10.4%, to $4.7 billion in 2007, compared to net sales of $4.2 billion in 2006. The sales increase is primarily due to the addition of 100 net new stores since January 28, 2007, the 53rd week of sales and a 2.4% increase in comparable store sales for 2007. The 53rd week increased net sales by approximately $89.7 million. Our comparable store sales growth was 5.0% for 2006. The decrease in our comparable sales growth rate was due to economic conditions, a slow down in consumer spending and the impact of the recall of certain pet food products during the first two quarters of 2007, as well as reduced sales of equine products as a result of our decision to exit that product line.

Services sales, which are included in our net sales amount discussed above and include grooming, training, boarding and day camp, increased by 22.0%, or $82.8 million, to $458.7 million. This increase was primarily due to continued strong demand for our grooming and training services, the addition of 35 new PetsHotels during 2007 and the 53rd week, which increased services sales by $8.4 million.

Gross Profit

Gross profit decreased to 30.7% of net sales for 2007 from 30.9% for 2006.

Fixed costs in cost of sales, including store occupancy costs and warehouse and distribution costs, increased as a percentage of net sales. In 2007, we opened 100 net new stores, 35 PetsHotels and a new distribution center and completed a portion of the store remodel projects. These investments increased the amount of rent and other occupancy costs and increased depreciation expense. These additional expenses coupled with a slower growth rate in net sales decreased our gross profit as a percentage of net sales.

Additionally, services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales as we include service-related labor in cost of sales; however, services generate higher operating margins than merchandise sales. We also opened 35 PetsHotels in 2007 compared to 30 in fiscal 2006. PetsHotels have higher costs as a percentage of net sales in the first several years.

These decreases in the gross profit percentages were partially offset by improvements in merchandise margins. Merchandise margins continued to benefit from pricing initiatives, partially offset by a change in product mix. Hardgood sales, which generally have higher gross margins than consumable merchandise, grew at a slower rate than consumable sales.

In 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and has resulted in higher license fees. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expense.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased as a percentage of net sales to 23.2% for 2007 from 23.3% for 2006.

During 2007, we experienced lower expense for general liability and health insurance compared to 2006 due to lower average claims during the year. The improvements in claim activity resulted in a smaller increase in the actuarial assessments of our required reserves than in the prior year. In addition, bonus expense decreased in 2007.

We also recognized $6.0 million of gift card breakage income in 2007. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During 2007, we obtained sufficient historical redemption data for our gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Fiscal 2007 was the first year in which we recognized gift card breakage income.

In addition, expenses decreased in our e-commerce business due to the exit of our equine product line. This business, which has higher operating expenses as a percentage of net sales, decreased as a percentage of total sales.

These expense decreases were offset by expenses incurred to exit our equine product line and by higher corporate payroll and other expenses. The expenses to exit the equine product line included accelerated depreciation of assets, severance and costs to remerchandise the equine sections of our stores. Corporate payroll and other expenses continued to increase as our revenue growth slowed.

Gain on Sale of Investment and Equity in Income from Investee

During the first quarter of 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB No. 18.

Conversion to the equity method of accounting would typically require a restatement of prior years’ consolidated financial statements for the MMIH earnings. However, since the amounts are not material, we have not restated prior year financial statements.

Interest Income

Interest income decreased to $6.8 million for 2007 compared to $10.6 million for 2006, primarily due to lower average investments in auction rate securities during the year, partially due to our use of available cash to fund a portion of the ASR. As of February 3, 2008, we had no investments in auction rate securities.

Interest Expense

Interest expense increased to $51.5 million for 2007 compared to $42.3 million for 2006. The increase is primarily attributable to continued increases in capital lease obligations and new bank borrowings during 2007 to fund a portion of the ASR.

Income Tax Expense

In 2007, the $145.2 million income tax expense represents an effective tax rate of 36.1%, compared with 2006 income tax expense of $105.0 million, which represents an effective tax rate of 36.2%.

The effective rate for 2007 includes a benefit from the use of capital loss carryforwards to reduce the tax on the gain from the sale of MMIH non-voting shares and benefits from the release of uncertain tax positions as a result of settlements with taxing authorities and from the expiration of the statute of limitations for certain tax positions. The effective rate for 2006 includes the settlement of an audit with the Internal Revenue Service and tax benefits primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits.

2006 (52 weeks) compared to 2005 (52 weeks)

Net Sales

Net sales for 2006 increased $473.4 million, or 12.6%, to $4.2 billion, compared to net sales of $3.8 billion in 2005, due to the addition of 82 net new stores and a 5.0% increase in comparable store sales for 2006. Our comparable store sales growth was 4.2% for 2005. We believe the increase in our comparable store sales growth rate during 2006 as compared to 2005 was due to general economic conditions. Our 2005 results were also impacted by a dramatic increase in fuel prices which affected consumer spending. In addition, we lost 437 days of sales from temporary store closures due to the effect of hurricanes in the third quarter of 2005.

Services sales increased by 25.8%, or $77.2 million, to $376.0 million. This increase was primarily due to continued strong demand for our grooming and training services as well as the addition of 30 new PetsHotels during 2006.

Gross Profit

Gross profit decreased to 30.9% of net sales for 2006 from 31.2% for 2005.

Services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales as we include service-related labor in cost of sales in the Consolidated Statements of Operations and Comprehensive Income; however, services generate higher operating margins than product sales. In addition, we opened 30 PetsHotels in fiscal 2006 compared to 16 in 2005. PetsHotels have higher costs as a percentage of revenue in the first several years.

We also experienced higher redemptions of promotional offers in our PetPerks program, which are recorded as a reduction in sales, in 2006 compared to 2005.

Also contributing to the gross profit percentage decline was a revision of our early pay discounts recognition policy. Historically, discounts were recognized as they were taken against payments. Under our revised policy, discounts are recorded as a reduction of inventory and recognized as a reduction in cost of sales as inventory is sold. We recorded a $3.9 million charge in the second quarter of 2006 for this change.

We also incurred approximately $3.6 million additional expense in the second and third quarter of 2006 as well as a shift in mix from higher margin hard-goods towards consumables primarily in the second quarter of 2006 as we worked through an unplanned re-racking project in our Phoenix distribution center. In addition, we had some higher costs in our supply chain to increase service levels to our stores during the holiday season.

These negative margin impacts were partially offset by continued positive results from improved buying practices and pricing initiatives. In addition, 2005 included charges to increase our inventory obsolescence reserve, and we did not experience the same level of obsolescence expense in 2006. We also capitalized more costs into ending inventory as a percentage of revenue in 2006 compared to 2005.

Operating, General and Administrative Expenses

Operating, general and administrative expenses increased as a percentage of net sales to 23.3% for 2006 from 22.9% for 2005.

Net expenses resulting from legal settlements reflected a year-over-year increase. Fiscal 2006 included a $3.4 million expense to accrue for an ongoing legal proceeding while 2005 included reductions in expenses from an $8.5 million legal settlement gain and a $2.8 million credit card settlement gain. Fiscal 2005 also included a reduction in expense due to a correction in stock-based compensation.

We accelerated into 2006 several initiatives, which include strengthening our distribution processes, improving our information systems and investing in our associates and their education, originally planned for 2007 and 2008. Also contributing to the increased expenses was the review of a potential acquisition we ultimately chose not to pursue. Other professional fees also increased as we invested in projects to continue to improve our supply chain and information technology infrastructure.

The increased expenses described above were partially offset by several factors. We saw a decrease in advertising expense due to higher expenses for our “Mart to Smart” advertising initiative in 2005. We have also allocated more of our marketing spending to PetPerks promotional offers in 2006, which are recorded as a reduction of sales. Depreciation expense in 2006 was lower as a percentage of revenue compared to 2005, as a significant asset reached the end of its depreciable life in 2006. Stock compensation expense was lower as a percentage of revenue in 2006 compared to 2005 due to higher forfeitures in 2006 as well as a change in forfeiture assumptions for the unvested options and restricted stock.

Interest Income

Interest income increased to $10.6 million during 2006 compared to $9.0 million during 2005 primarily due to higher rates of return on our investments in auction rate securities.

Interest Expense

Interest expense increased to $42.3 million for fiscal 2006, from $31.2 million for 2005 primarily due to an increase in capital lease obligations in 2006.

Income Tax Expense

In 2006, the $105.0 million income tax expense represents an effective tax rate of 36.2%, compared with 2005 income tax expense of $106.7 million, which represents an effective tax rate of 36.9%.

During 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. We also recorded tax benefits of approximately $3.0 million primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits.

During 2005, we recorded a reduction to income tax expense of approximately $6.1 million as the period of assessment, during which additional tax may be imposed for years prior to 2002, expired for several jurisdictions. As a result, we determined that approximately $6.5 million of tax contingency reserves were no longer required, with approximately $0.4 million as an increase to additional paid-in-capital. We also recorded additional tax expense of approximately $4.3 million resulting from corrections of our deferred tax assets.

Liquidity and Capital Resources

Cash Flow and Balance Sheet Data

The following table represents our cash and cash equivalents, short-term investments and restricted cash and restricted short-term investments (in thousands):

	February 3,	January 28,	January 29,
	2008	2007	2006

Cash and cash equivalents	$58,322	$148,799	$110,415
Short-term investments	—	19,200	219,900
Restricted cash and restricted short-term investments	—	60,700	—

Total	$58,322	$228,699	$330,315

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $332.7 million for 2007, $289.3 million for 2006 and $339.9 million for 2005. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventory and other assets, net of accounts payable and other accrued liabilities.

Net cash used in investing activities was $139.2 million for 2007, $103.9 million for 2006 and $71.8 million for 2005. The net cash used in 2007 consisted primarily of capital expenditures and the purchase of 19 store locations resulting in 18 net new stores in Canada. Capital expenditures consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. These amounts were partially offset by proceeds from the sale of a portion of our investment in MMIH, a decrease in restricted cash and short-term investments and a decrease in short-term available for sale investments.

Net cash used in financing activities was $293.7 million for 2007, $145.0 million for 2006 and $249.3 million for 2005. The net cash used in 2007 consisted primarily of the purchase of treasury stock, payments on capital lease obligations, a decrease in our bank overdraft and payments of cash dividends. These activities were partially offset by net borrowings on our credit facility, proceeds from common stock issued under equity incentive plans and tax benefits from tax deductions in excess of the compensation cost recognized. The primary differences between 2007 and 2006 were an increase in the amount of treasury stock purchased and borrowings on our credit facility to fund a portion of the ASR.

Common Stock Purchase Program

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through 2006. In August 2006, the Board of Directors increased the amount remaining under that share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007. From January 29, 2007 through June 4, 2007, we purchased 2.8 million shares of our common stock for $89.9 million under the $250.0 million program, completing the program.

In August 2007, the Board of Directors approved a new program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar ASR. The ASR contained provisions that established the minimum and maximum number of shares purchased during its term. Pursuant to the terms of the ASR, on August 20, 2007, we paid $225.0 million to the ASR counterparty. The ASR was initially funded with $125.0 million in cash and $100.0 million in borrowings under our new credit facility. We received 7.0 million shares of common stock between August 20, 2007 and January 31, 2008 which were recorded as treasury stock in the Consolidated Balance Sheets, completing the ASR.

As of February 3, 2008, we had $75.0 million available under the current $300.0 million authorization.

Common Stock Dividends

We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. In 2007, the Board of Directors declared the following dividends:

	Dividend Amount	Stockholders of
Date Declared	per Share	Record Date	Date Paid

March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
December 13, 2007	$0.03	February 1, 2008	February 15, 2008

On March 25, 2008, the Board of Directors declared a quarterly cash dividend of $0.03 per share, payable on May 16, 2008 to stockholders of record on May 2, 2008.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened or acquired 115 new stores in 2007 and closed 15 stores. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements (without PetsHotel expenditures), approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $285.0 million or less for 2008, based on our plan to open 104 net new stores and 45 new PetsHotels, to fixture and equip a new distribution center in Reno, Nevada that will open in 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.

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

The following table presents our capital expenditures for each of the past three fiscal years (in thousands):

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Capital Expenditures:
New stores	$114,398	$78,389	$62,059
Store-related projects(1)	68,612	51,482	26,508
PetsHotel(2)	44,039	29,999	28,222
Information technology	34,187	61,522	33,595
Supply chain	30,316	18,420	14,718
Other	2,885	1,294	635

Total capital expenditures	$294,437	$241,106	$165,737

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations and/or expansions, as well as various merchandising projects.

(2)	For new and existing stores.

Lease and Other Commitments

Operating and Capital Lease Commitments and Other Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and includes obligations for executed agreements for which we do not yet have the right to control the use of the property at February 3, 2008, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		2009 &	2011 &	2013 and
Contractual Obligation	2008	2010	2012	Beyond	Other	Total

Operating lease obligations	$254,586	$559,027	$520,819	$1,162,539	$—	$2,496,971
Capital lease obligations(1)	81,788	193,568	199,221	586,873	—	1,061,450
Short-term debt(2)	30,000	—	—	—	—	30,000
Purchase obligations(3)	54,813	59,534	—	—	—	114,347
Uncertain tax positions(4)	—	—	—	—	8,824	8,824

Total	$421,187	$812,129	$720,040	$1,749,412	$8,824	$3,711,592
Less: Sublease income	(4,072)	(7,477)	(6,606)	(7,368)	—	(25,523)

Net Total	$417,115	$804,652	$713,434	$1,742,044	$8,824	$3,686,069

(1)	Includes $372.5 million in interest.

(2)	Credit facility borrowings.

(3)	Represents purchase obligations for advertising and a product purchase agreement with a vendor.

(4)	Approximately $8.8 million of unrecognized tax benefits, as shown in “other,” have been recorded as liabilities in accordance with FIN 48, and we are uncertain as to if or when such amounts may be settled.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of February 3, 2008, $70.4 million was outstanding under our letters of credit.

Related Party Transactions

We have an investment in MMI Holdings, Inc. who, through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 673 of our stores. Our investment consists of common and convertible preferred stock.

During the first quarter of 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB No. 18. As of February 3, 2008, we owned approximately 21.5% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.

Conversion to the equity method of accounting would typically require a restatement of prior years’ consolidated financial statements for MMIH earnings. However, because the amounts are not material, we have not restated prior year financial statements. Our equity income from our investment in MMIH, which is recorded one month in arrears, was $1.7 million for 2007.

We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses, and treat the reimbursement as a reduction of the stores’ operating expense.

In June 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and was retroactive to February 2007. The new agreement includes a change to the calculation of license fees charged to MMIH and a provision for MMIH to pay their portion of utilities costs.

We recognized license fees, utilities and other cost reimbursements of $32.9 million and $21.4 million during 2007 and 2006, respectively. Receivables from MMIH totaled $4.5 million and $6.9 million at February 3, 2008 and January 28, 2007, respectively, and were included in the receivables in the accompanying Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.

Credit Facility

In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR. The remaining portion of the ASR was funded using existing cash and cash equivalents.

As of February 3, 2008, we had $30.0 million in borrowings and $70.4 million in stand-by letter of credit issuances under our $350.0 million five-year revolving credit facility.

We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of February 3, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility.

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.

The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of February 3, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

Seasonality and Inflation

Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses could fluctuate from quarter-to-quarter in a fiscal year. Sales of certain products and services are seasonal. Because our stores typically draw customers from a large trade area, sales may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store openings and related preopening costs, the amount of revenue contributed by new and existing stores and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

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

In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not believe the impact of adopting EITF Issue No. 06-11 will be material to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or ARB, No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We do not believe the impact of adopting SFAS No. 160 will be material to our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk exists associated with fuel prices.

Energy Costs

Increased fuel prices have negatively impacted our results of operations during 2007. Fuel surcharges for transporting product from our vendors to our distribution centers and from our distribution centers to our stores have increased over 2006. The fuel surcharge difference was most notable in the third and fourth quarters of 2007. Offsetting the increase in fuel prices was a decrease in average miles driven per store as a result of our new distribution center in Newnan, Georgia and better truck space utilization. Our results will be negatively impacted if energy prices continue to increase.

Foreign Currency Risk

Our Canadian subsidiary operates 55 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. However, we believe that such exposure does not present a significant risk due to a relatively limited number of transactions and accounts denominated in foreign currency. Net sales in Canada, denominated in United States dollars, were $188.6 million, or 4.0%, of our consolidated net sales for 2007. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.

Net exchange gains and losses were not material in 2007, 2006 and 2005.

Interest Rate Risk

We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. Borrowings under the credit facility bear interest at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. Therefore, we have exposure to changes in interest rates. During 2007, we borrowed $100.0 million to partially fund our ASR, in addition to occasional borrowings as needed to support seasonal working capital needs. As of February 3, 2008, there were borrowings of $30.0 million under the revolving line of credit. We had no borrowings under the line of credit during 2006.

Item 8.	Financial Statements and Supplementary Data

The information required by this Item is attached as Appendix F.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of February 3, 2008, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within the entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be discussed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rules 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written Code of Business Conduct adopted by our Board of Directors, applicable to all our Directors, officers, employees and subsidiaries. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We assessed the effectiveness of our internal control over financial reporting as of February 3, 2008. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that we maintained effective internal control over financial reporting as of February 3, 2008.

The effectiveness of our internal control over financial reporting as of February 3, 2008 has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the “Company”) as of February 3, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedules as of and for the year ended February 3, 2008, of the Company and our report dated March 31, 2008, expressed an unqualified opinion on those financial statements and financial statement schedules.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2008

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors” and “Section 16(d) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 18, 2008.

Our associates must act ethically at all times and in accordance with the policies in PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our CEO, CFO, Principal Accounting Officer and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our Internet Website located at www.petm.com.

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

The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Transactions” and “Corporate Governance and the Board of Directors Independence” in our proxy statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal 2007 and 2006” in our proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as part of this Annual Report on Form 10-K.

1. Consolidated Financial Statements:  Our consolidated financial statements are included as Appendix F of this Annual Report. See Index to Consolidated Financial Statements and Financial Statement Schedule on page F-1.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2008.

PetSmart, Inc.

By:	/s/ PHILIP L. FRANCIS
Philip L. Francis
Chairman of the Board of Directors,
and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Philip L. Francis and Lawrence P. Molloy, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ LAWRENCE P. MOLLOY Lawrence P. Molloy	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 28, 2008

/s/ RAYMOND L. STORCK Raymond L. Storck	Vice President of Finance, Chief Accounting Officer (Principal Accounting Officer)	March 28, 2008

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	March 28, 2008

/s/ RITA V. FOLEY Rita V. Foley	Director	March 28, 2008

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 28, 2008

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 28, 2008

Signature	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 28, 2008

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 28, 2008

/s/ RONALD KIRK Ronald Kirk	Director	March 28, 2008

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 28, 2008

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 28, 2008

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 28, 2008

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of February 3, 2008 and January 28, 2007, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity, and of cash flows for each of the three years in the period ended February 3, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of February 3, 2008 and January 28, 2007, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 3, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 31, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2008

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	February 3,	January 28,
	2008	2007

ASSETS
Cash and cash equivalents	$58,322	$148,799
Short-term investments	—	19,200
Restricted cash and restricted short-term investments	—	60,700
Receivables, net	49,341	36,541
Merchandise inventories	501,212	487,400
Deferred income taxes	46,765	39,580
Prepaid expenses and other current assets	73,231	51,049

Total current assets	728,871	843,269
Property and equipment, net	1,230,770	1,032,421
Equity investment in affiliate	23,346	38,065
Deferred income taxes	108,544	97,648
Goodwill	44,333	14,422
Intangible assets, net of accumulated amortization of $1,935 and $1,606	1,457	1,156
Other noncurrent assets	29,936	26,496

Total assets	$2,167,257	$2,053,477

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft.	$172,352	$179,638
Accrued payroll, bonus and employee benefits	132,768	120,801
Accrued occupancy expenses and deferred rents	46,955	44,972
Short-term debt	30,000	—
Current maturities of capital lease obligations	24,982	17,667
Other current liabilities	148,832	155,304

Total current liabilities	555,889	518,382
Capital lease obligations	508,765	431,334
Deferred rents	88,954	85,644
Other noncurrent liabilities	27,052	17,223

Total liabilities	1,180,660	1,052,583

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 158,104 and 155,782 shares issued	16	16
Additional paid-in capital	1,079,190	1,024,630
Retained earnings	758,674	516,961
Accumulated other comprehensive income	5,585	1,128
Less: treasury stock, at cost, 30,066 and 20,313 shares	(856,868)	(541,841)

Total stockholders’ equity	986,597	1,000,894

Total liabilities and stockholders’ equity	$2,167,257	$2,053,477

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share data)

Net sales	$4,672,656	$4,233,857	$3,760,499
Cost of sales	3,235,835	2,926,087	2,587,498

Gross profit	1,436,821	1,307,770	1,173,001
Operating, general and administrative expenses	1,085,308	985,936	861,621

Operating income	351,513	321,834	311,380
Gain on sale of investment	95,363	—	—
Interest income	6,813	10,551	9,037
Interest expense	(51,496)	(42,268)	(31,208)

Income before income tax expense and equity in income from investee	402,193	290,117	289,209
Income tax expense	(145,180)	(105,048)	(106,719)
Equity in income from investee	1,671	—	—

Net income	258,684	185,069	182,490
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	4,457	(478)	(12)

Comprehensive income	$263,141	$184,591	$182,478

Earnings per common share:
Basic	$1.99	$1.36	$1.30

Diluted	$1.95	$1.33	$1.25

Weighted average shares outstanding:
Basic	129,851	135,836	140,791

Diluted	132,954	139,537	145,577

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid-In	Retained	Income	Treasury
	Stock	Stock	Stock	Capital	Earnings	(Loss)	Stock	Total
	(In thousands, except per share data)

BALANCE AT JANUARY 30, 2005	149,517	(4,087)	$15	$904,330	$182,959	$1,618	$(114,975)	$973,947
Stock options and employee stock purchase plan compensation cost				12,564				12,564
Net tax benefits from tax deductions in excess of the compensation cost recognized				10,856				10,856
Issuance of common stock under stock incentive plans	2,773			33,058				33,058
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	734			9,856				9,856
Dividends declared ($0.12 per share)					(17,007)			(17,007)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(12)		(12)
Purchase of treasury stock, at cost		(9,940)					(265,002)	(265,002)
Net income					182,490			182,490

BALANCE AT JANUARY 29, 2006	153,024	(14,027)	15	970,664	348,442	1,606	(379,977)	940,750
Stock options and employee stock purchase plan compensation cost				9,936				9,936
Net tax benefits from tax deductions in excess of the compensation cost recognized				5,989				5,989
Issuance of common stock under stock incentive plans	2,172		1	28,625				28,626
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	586			9,416				9,416
Dividends declared ($0.12 per share)					(16,550)			(16,550)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(478)		(478)
Purchase of treasury stock, at cost		(6,286)					(161,864)	(161,864)
Net income					185,069			185,069

BALANCE AT JANUARY 28, 2007	155,782	(20,313)	16	1,024,630	516,961	1,128	(541,841)	1,000,894
Cumulative effect of FIN No. 48 adoption					(1,164)			(1,164)
Stock options and employee stock purchase plan compensation cost				5,137				5,137
Net tax benefits from tax deductions in excess of the compensation cost recognized				9,921				9,921
Issuance of common stock under stock incentive plans	2,031			31,576				31,576
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	291			7,926				7,926
Dividends declared ($0.12 per share)					(15,807)			(15,807)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						4,457		4,457
Purchase of treasury stock, at cost		(9,753)					(315,027)	(315,027)
Net income					258,684			258,684

BALANCE AT FEBRUARY 3, 2008	158,104	(30,066)	$16	$1,079,190	$758,674	$5,585	$(856,868)	$986,597

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)
	(In thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$258,684	$185,069	$182,490
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	195,980	156,941	139,625
Gain on sale of equity investment	(95,363)	—	—
Loss on disposal of property and equipment	6,914	8,727	2,892
Stock-based compensation expense	18,333	19,320	22,398
Deferred income taxes	(15,251)	(18,882)	(16,602)
Equity in income from investee	(1,671)	—	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(10,715)	(8,222)	(12,860)
Non-cash interest expense	2,589	5,647	3,161
Changes in assets and liabilities, excluding the effect of the acquisition of store locations in Canada:
Receivables, net	(11,793)	1,832	(9,751)
Merchandise inventories	(9,005)	(87,867)	(61,745)
Prepaid expenses and other current assets	(22,549)	(3,276)	(3,154)
Other noncurrent assets	(4,238)	(2,555)	(5,332)
Accounts payable	(1,515)	9,732	25,760
Accrued payroll, bonus and employee benefits	11,491	17,058	16,904
Accrued occupancy expenses and deferred rents	1,722	1,222	8,354
Other current liabilities	(2,271)	9,639	49,120
Deferred rents and other noncurrent liabilities	11,374	(5,094)	(1,314)

Net cash provided by operating activities	332,716	289,291	339,946

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	(285,205)	(2,114,035)	(1,644,050)
Proceeds from sales of short-term available-for-sale investments	304,405	2,314,735	1,737,725
Decrease (increase) in restricted cash and short-term investments	60,700	(60,700)	—
Cash paid for property and equipment	(294,437)	(241,106)	(165,737)
Cash paid for acquisition of store locations in Canada	(36,963)	—	—
Proceeds from sales of property and equipment	539	1,579	262
Cash paid for equity investment	—	(4,398)	—
Proceeds from sale of equity investment	111,752	—	—

Net cash used in investing activities	(139,209)	(103,925)	(71,800)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock issued under stock incentive plans	31,576	28,626	33,058
Cash paid for treasury stock	(315,027)	(161,864)	(265,002)
Payments of capital lease obligations	(26,483)	(19,046)	(10,308)
Proceeds from credit facility borrowings	185,000	—	—
Payments of credit facility borrowings	(155,000)	—	—
(Decrease) increase in bank overdraft.	(8,461)	15,707	(2,698)
Tax benefits from tax deductions in excess of the compensation cost recognized	10,715	8,222	12,860
Cash dividends paid to stockholders	(16,034)	(16,654)	(17,203)

Net cash used in financing activities	(293,714)	(145,009)	(249,293)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	9,730	(1,973)	4,530

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(90,477)	38,384	23,383
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	148,799	110,415	87,032

CASH AND CASH EQUIVALENTS AT END OF YEAR	$58,322	$148,799	$110,415

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 —	The Company and its Significant Accounting Policies

Business

PetSmart, Inc. and subsidiaries (the “Company”, “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. As of February 3, 2008, we operated 1,008 retail stores. We offer a broad line of products for all the life stages of pets and pet services, which include professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of February 3, 2008, we had full-service veterinary hospitals in 685 of our stores. Medical Management International, Inc., an operator of veterinary hospitals, operated 673 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. See Note 2 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are located in Canada and operated by other third-parties.

Principles of Consolidation

Our consolidated financial statements include the accounts of PetSmart and our wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions.

During 2007, we sold a portion of our non-voting shares in MMI Holdings, Inc. or “MMIH.” In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by accounting principles generally accepted in the United States of America, or “GAAP,” which required us to account for our investment in MMIH using the equity method of accounting, instead of the previously applied cost method. The conversion to the equity method of accounting would typically require a restatement of prior years’ consolidated financial statements for MMIH earnings. However, since the amounts are not material, we have not restated prior year financial statements. The equity income from our investment in MMIH is recorded one month in arrears. See Note 2 for additional information.

Fiscal Year

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. Unless otherwise specified, all references in these consolidated financial statements to years are to fiscal years. The 2007 fiscal year ended on February 3, 2008 and was a 53-week year. The 2006 and 2005 fiscal years were 52-week years.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

Segment Reporting

Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, short-term investments, receivables and accounts payable. These balances, as presented in the consolidated financial statements at February 3, 2008, and January 28, 2007, approximate their fair value because of their short-term nature.

Cash and Cash Equivalents

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of February 3, 2008 and January 28, 2007, bank overdrafts of $47.5 million and $56.0 million respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $40.0 million and $36.9 million as of February 3, 2008 and January 28, 2007, respectively.

Short-term Investments

As of January 28, 2007, our short-term investments consisted primarily of Auction Rate Securities, or ARS, which represented funds available for current operations. In accordance with SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” these short-term investments were classified as available-for-sale and were carried at cost or par value, which approximates the fair market value. These securities had stated maturities beyond three months but were priced and traded as short-term instruments. We had no short-term investments at February 3, 2008.

Restricted Cash and Restricted Short-term Investments

We are required to maintain a deposit with the lenders of our stand-alone letter of credit facility equal to the amount of the outstanding letters of credit, or in the case of ARS, must have an amount on deposit, which when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit. As of February 3, 2008, we had no outstanding letters of credit under our stand-alone letter of credit facility and no restricted cash or restricted short-term investments.

Vendor Rebates and Cooperative Advertising Incentives

We receive vendor allowances, in the form of purchase rebates and cooperative advertising incentives, from agreements made with certain merchandise suppliers. Rebate incentives are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Cooperative advertising incentives are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Unearned purchase rebates recorded as a reduction of inventory and rebate and cooperative advertising incentives remaining in receivables in the Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007, were not material.

Merchandise Inventories and Cost of Sales

Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight as well as certain procurement and distribution costs related to the processing of merchandise. We maintain reserves for obsolescence, lower of cost or market and shrinkage.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Total procurement and distribution costs charged to cost of sales during 2007, 2006 and 2005 were $287.1 million, $240.8 million and $203.6 million, respectively. Procurement and distribution costs remaining in inventory as of February 3, 2008 and January 28, 2007, were $57.6 million and $51.1 million, respectively.

Cost of sales includes the following types of expenses:

•	Purchase price of inventory sold;

•	Transportation costs associated with moving inventory from our vendors to our distribution centers and our retail stores;

•	Transportation costs associated with moving inventory from our distribution centers to our retail stores;

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

•	Costs of services provided, including salaries of groomers, trainers and PetsHotel associates;

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage and handling of inventory;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for vendor rebates, promotions and discounts.

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

We also have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their historical cost. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 3, 2008 and January 28, 2007, our inventory valuation reserves were $13.3 million and $16.7 million, respectively.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Computer software consists primarily of third-party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. Once the project is in the development phase, external consulting costs, as well as qualifying internal labor costs, are capitalized. Training costs, data conversion costs and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures and equipment are expensed as incurred.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows. We conduct this review annually and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured by the future discounted cash flow method or market appraisals.

Our property and equipment is depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	1 - 20 years
Computer software	3 - 7 years

Goodwill and Intangible Assets

We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill of $44.3 million and $14.4 million as of February 3, 2008 and as of January 28, 2007, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In 2007, we purchased 19 store locations, which added 18 net new stores in Canada and increased goodwill by $27.7 million. Since the acquisition, goodwill has increased approximately $2.2 million as a result of foreign currency translation.

Intangible assets consisted primarily of servicemarks and trademarks that have an estimated useful life of 10 to 15 years. The servicemarks and trademarks have zero residual value. Amortization expense for the intangible assets was $0.3 million, $0.3 million and $0.4 million during 2007, 2006 and 2005, respectively. For 2008 through 2012, we estimate the amortization expense to be approximately $0.4 million each year.

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability and workers’ compensation insurance. Property insurance covers approximately $1.5 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies as of February 3, 2008, we retained an initial risk of loss of $0.5 million for general liability per occurrence and $0.75 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 3, 2008, and January 28, 2007, we had approximately $86.7 million and $67.9 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability and workers’ compensation insurance policies.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes in accordance with SFAS No. 146,

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

“Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. We calculate the cost for future occupancy payments, net of sublease income, associated with closed stores using the net present value method, at a credit-adjusted risk-free interest rate, over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 3, 2008 and January 28, 2007, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

As of January 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN 48. FIN 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years.

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	February 3,	January 28,
	2008	2007

Accrued income and sales tax	$24,812	$31,042
Accounts payable — operating expenses	21,584	23,716
Accrued capital purchases	21,419	23,090
Accrued general liability insurance reserve	16,059	13,555
Gift card liability	9,325	12,775
Deferred revenue	7,686	5,807
Other current liabilities	47,947	45,319

	$148,832	$155,304

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revenue Recognition

We recognize revenue and the related cost of sales (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin, or SAB, No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” We recognize revenue for store sales when the customer receives and pays for the merchandise at the register. E-commerce sales are recognized at the time we estimate that the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 3, 2008 and January 28, 2007. Amounts related to shipping and handling that are billed to customers are reflected in net sales, and the related costs are reflected in cost of sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During 2007, we obtained sufficient historical redemption data for our gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, we recognized $6.0 million of gift card breakage income in 2007. We began recognizing gift card breakage income in the third quarter of 2007, and therefore, the amount recognized includes the gift card breakage income related to gift cards sold since the inception of the gift card program in 2000. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in operating, general and administrative expenses.

We record allowances for estimated returns based on historical return patterns.

Revenue is recognized net of applicable sales tax in the Consolidated Statements of Operations and Comprehensive Income. We record the sales tax liability in other current liabilities on the Consolidated Balance Sheets.

Vendor Concentration Risk

We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 20.5%, 15.7% and 15.1% of our net sales for 2007, 2006 and 2005, respectively.

Advertising

We charge advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs are classified within operating, general and administrative expenses. Total advertising expenditures, net of cooperative income, including direct response advertising, were $85.8 million, $86.3 million and $90.5 million for 2007, 2006 and 2005, respectively. Direct response advertising consists primarily of product catalogs. The capitalized costs of the direct response advertising were amortized over the six-month to one-year period following the mailing of the respective catalog and were not material as of February 3, 2008 and January 28, 2007, respectively. In 2007, we exited our equine product line, including the equine catalog and had no catalog operations at the end of the year.

Stock-based Compensation

We apply the fair value recognition provisions of SFAS No. 123 (revised 2004), “Share-Based Payment.” Stock-based compensation costs include: (a) compensation cost for all share-based payments granted on or before January 30, 2005, based on the grant-date fair value estimated in accordance with the original provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” and (b) compensation cost for all share-based payments granted subsequent to January 30, 2005, based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Foreign Currency Translation and Transactions

The local currency has been used as the functional currency in Canada. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translate revenues and expenses at the average exchange rate during the year. Translation gains and losses are included as a separate component of other comprehensive income, and transaction gains and losses are included in net income.

Other Comprehensive Income

Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity. The income tax expense related to the foreign currency translation adjustments was $2.9 million for 2007 and not material for 2006 and 2005.

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average of shares outstanding during each period. Diluted earnings per common share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon the exercise of outstanding common stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during the period.

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

In June 2007, the FASB ratified Emerging Issues Task Force or, EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We do not believe the impact of adopting EITF Issue No. 06-11 will be material to our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. Early adoption is not permitted.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or ARB, No. 51

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We do not believe the impact of adopting SFAS No. 160 will be material to our consolidated financial statements.

Reclassifications

In order to provide information in greater detail, we have presented “Deferred rents” and “Other noncurrent liabilities” as separate line items instead of the previously reported single line item of “Deferred rents and other noncurrent liabilities” in the Consolidated Balance Sheets.

Note 2 —	Investments

We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 673 of our stores, under the registered trademark of Banfield, The Pet Hospital. Philip L. Francis, PetSmart’s Chairman and Chief Executive Officer, and Robert F. Moran, PetSmart’s President and Chief Operating Officer, are members of the board of directors of MMIH. Our investment consists of common and convertible preferred stock.

During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting, instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Our ownership interest in the stock of MMIH was as follows (in thousands, except percentages):

	February 3, 2008			January 28, 2007
			Ownership			Ownership
	Amount	Shares	Percentage	Amount	Shares	Percentage

Voting common and convertible preferred	$21,675	4,693	21.5%	$10,549	2,855	17.8%
Non-voting common and convertible preferred	—	—	—	27,516	5,235	97.6%
Equity in income	1,671	—		—	—

Total investment	$23,346	4,693	21.0%	$38,065	8,090	37.2%

The investment in voting common and convertible preferred shares of MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.

Of the 4.7 million shares of voting stock of MMIH we held:

(a)	2.9 million are shares of voting convertible preferred stock that may be converted into voting common stock at any time at our option; and

(b) 1.8 million are shares of voting common stock.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

MMIH’s year end financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	As of	As of
	February 3, 2008	February 4, 2007

Current assets	$163,083	$129,105
Noncurrent assets	120,204	108,209
Current liabilities	183,540	162,957
Noncurrent liabilities	13,631	10,001

	Year Ended
	February 3,	February 4,	January 29,
	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Net sales	$407,634	$336,464	$271,667
Gross profit	52,104	55,962	48,221

Income from continuing operations, before minority interest	7,898	10,702	9,767

Net income before minority interest	$7,898	$9,763	$8,281

In June 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and was retroactive to February 2007. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expense.

We recognized license fees, utilities and other cost reimbursements of $32.9 million, $21.4 million and $16.3 million during 2007, 2006 and 2005, respectively. Receivables from MMIH totaled $4.5 million and $6.9 million at February 3, 2008 and January 28, 2007, respectively, and were included in receivables in the Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 3 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	February 3,	January 28,
	2008	2007

Land	$2,991	$2,991
Buildings	6,204	8,776
Furniture, fixtures and equipment	767,103	533,923
Leasehold improvements	467,731	476,636
Computer software	104,764	94,944
Buildings, equipment and computer software under capital leases	624,011	520,196

	1,972,804	1,637,466
Less: accumulated depreciation and amortization	828,524	683,032

	1,144,280	954,434
Construction in progress	86,490	77,987

Property and equipment, net	$1,230,770	$1,032,421

Accumulated amortization of buildings, equipment and computer software under capital leases was approximately $175.3 million and $136.6 million as of February 3, 2008 and January 28, 2007, respectively.

We recognize capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest primarily consists of interest expense incurred during the construction period for new stores. Capitalized interest was approximately $2.4 million, $1.8 million and $1.3 million in 2007, 2006 and 2005, respectively. Capitalized interest is included in property and equipment in the Consolidated Balance Sheets.

Note 4 —	Reserves for Closed Stores

The closed store reserves were as follows (in thousands):

	February 3,	January 28,
	2008	2007

Total remaining gross occupancy costs	$34,376	$44,234
Less:
Expected sublease income	(27,167)	(35,284)
Interest costs	(1,052)	(1,261)

Closed store reserve	$6,157	$7,689

The activity related to the closed store reserve was as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Opening balance	$7,689	$9,604	$9,141
Charges, net	4,993	4,276	4,309
Payments, net	(6,525)	(6,191)	(3,846)

Ending balance	$6,157	$7,689	$9,604

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The current portion of the closed store reserve is recorded in other current liabilities, and the noncurrent portion of the reserve is recorded in other noncurrent liabilities in the Consolidated Balance Sheets. We record a charge for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

We made payments of approximately $3.2 million and $1.8 million in 2007 and 2006, respectively, for the buyout of previously reserved lease obligations.

Note 5 —	Impairment of Long-Lived Assets and Asset Write-Downs

During 2007, we recorded expense of $7.5 million for accelerated depreciation of assets related to the exit of our equine product line. During 2006, we recorded expense of $2.8 million related to the replacement of telecommunications equipment. During 2005, we recorded expense of $2.1 million for accelerated depreciation due to the replacement of exterior signage.

Note 6 —	Income Taxes

Income before income tax expense and equity in income from investee was as follows (in thousands):

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

United States	$401,079	$283,545	$285,228
Foreign	1,114	6,572	3,981

	$402,193	$290,117	$289,209

Income tax expense consisted of the following (in thousands):

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Current provision:
Federal	$144,961	$108,940	$102,823
State/Foreign	18,325	14,693	20,596

	163,286	123,633	123,419

Deferred:
Federal	(15,139)	(19,180)	(12,339)
State/Foreign	(2,967)	595	(4,361)

	(18,106)	(18,585)	(16,700)

Income tax expense	$145,180	$105,048	$106,719

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	February 3,		January 28,		January 29,
	2008		2007		2006
	(53 weeks)		(52 weeks)		(52 weeks)
	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$140,768	35.0%	$101,541	35.0%	$101,224	35.0%
State income taxes, net of federal income tax benefit	12,788	3.2	8,327	2.9	9,994	3.5
Adjustments to tax reserves	(2,446)	(0.6)	(826)	(0.3)	(4,631)	(1.6)
Adjustments to deferred tax assets	—	—	1,494	0.5	3,057	1.1
Tax exempt interest income	(1,676)	(0.4)	(2,834)	(1.0)	(2,625)	(0.9)
Adjustment to valuation allowance	(701)	(0.2)	337	0.1	645	0.2
Utilization of capital loss	(4,974)	(1.2)	(3,033)	(1.0)	(650)	(0.2)
Tax on equity income from investee	652	0.1	—	—	—	—
Other	769	0.2	42	0.0	(295)	(0.1)

	$145,180	36.1%	$105,048	36.2%	$106,719	36.9%

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	February 3,	January 28,
	2008	2007

Deferred income tax assets:
Capital lease obligations	$149,002	$133,628
Employee benefit expense	68,331	55,593
Deferred rents	37,576	36,473
Net operating loss carryforwards	20,859	21,968
Capital loss carryforwards	—	4,974
Reserves for closed stores	2,017	2,909
Miscellaneous reserves and accruals	2,180	1,911
Other	14,190	16,870

Total deferred income tax assets	294,155	274,326
Valuation allowance	(7,878)	(13,553)

Deferred income tax assets, net of valuation allowance	286,277	260,773
Deferred income tax liabilities:
Property and equipment	(113,392)	(109,864)
Inventory	(13,726)	(9,874)
Other	(3,850)	(3,807)

Total deferred income tax liabilities	(130,968)	(123,545)

Net deferred income tax assets	$155,309	$137,228

We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2003, state and local

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

jurisdictions through 1998 and foreign jurisdictions through 1996. We could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. During 2007, we recorded a net benefit of approximately $4.0 million from the settlement of uncertain tax positions with various state tax jurisdictions and the lapse of the statute of limitations for certain tax positions. During 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. Also included in 2006 were $3.0 million of net tax benefits primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits. The net benefits are reflected in income tax expense in the Consolidated Statements of Operations and Comprehensive Income. We cannot make an estimate of the range of possible changes that may result from other audits.

We adopted the provisions of FIN 48 as of January 29, 2007. As a result, we recognized a reduction of $1.2 million to the January 29, 2007 retained earnings balance in the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Unrecognized tax benefits, January 29, 2007	$12,334
Gross increases — tax positions related to the current year	1,115
Gross settlements	(4,200)
Lapse of statute of limitations	(741)
Gross increases — foreign currency translation	316

Balance at February 3, 2008	$8,824

Included in the balance of unrecognized tax benefits at February 3, 2008 are $7.8 million of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2007 we accrued penalties of $0.2 million and interest of $1.0 million related to the unrecognized tax benefits noted above. In total, as of February 3, 2008, we had recognized a liability for penalties of $1.3 million and interest of $2.0 million.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $3.0 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2008 as a result of settlements or a lapse of the statute of limitations.

As of February 3, 2008, we had, for income tax reporting purposes, federal net operating loss carryforwards of $59.4 million which expire in varying amounts between 2019 and 2020 and state net operating loss carryforwards of $1.2 million which expire in varying amounts between 2010 and 2011. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Earnings Per Common Share

The following table presents a reconciliation of the denominators used in the earnings per common share calculation:

	Year Ended
	February 3,	January 28,	January 29,
	2008	2007	2006
	(53 weeks)	(52 weeks)	(52 weeks)

Weighted average shares outstanding — Basic	129,851	135,836	140,791
Effect of dilutive securities:
Stock options, ESPP and restricted stock	3,103	3,701	4,786

Weighted average shares outstanding — Diluted	132,954	139,537	145,577

Certain stock-based compensation awards representing 1.1 million, 1.8 million and 1.1 million shares of common stock in 2007, 2006 and 2005, respectively, were outstanding but not included in the calculation of diluted earnings per common share because the inclusion of the shares would have been antidilutive for the periods presented.

Note 8 —	Stockholders’ Equity

Share Purchase Programs

In September 2004, the Board of Directors approved a program authorizing the purchase of up to $150.0 million of our common stock through 2005. During the first quarter of 2005, we purchased approximately 3.6 million shares of our common stock for $105.0 million, which completed the authorized purchase of $150.0 million of our common stock under the September 2004 program.

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through 2006. In August 2006, the Board of Directors increased the amount remaining under the June 2005 share purchase program by $141.7 million to bring the share purchase capacity under the June 2005 share purchase program to $250.0 million and extended the term of the June 2005 share purchase program to August 9, 2007. During 2006, we purchased approximately 6.3 million shares of our common stock for $161.9 million. At January 28, 2007, the amount remaining under the June 2005 share purchase program was $89.9 million. From January 29, 2007 through June 4, 2007, we purchased 2.8 million shares of our common stock for $89.9 million under our $250.0 million share purchase program, completing the program.

In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or ASR, agreement. The ASR agreement contained provisions that established the minimum and maximum number of shares that were purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty for the purchase of shares and $0.2 million in related fees. The ASR agreement was funded with $125.0 million in existing cash and cash equivalents and $100.0 million in borrowings under our $350.0 million revolving credit facility. We received 7.0 million shares of common stock under the ASR agreement which was completed on January 31, 2008. At February 3, 2008, the amount remaining under the August 2007 share purchase authorization was $75.0 million.

Stockholder Rights Plan

Our Stockholder Rights Plan expired on August 28, 2007.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dividends

In 2007 and 2006, the Board of Directors declared the following dividends:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

2007:
March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
December 13, 2007	$0.03	February 1, 2008	February 15, 2008
2006:
March 28, 2006	$0.03	April 28, 2006	May 12, 2006
June 22, 2006	$0.03	July 28, 2006	August 11, 2006
September 20, 2006	$0.03	October 27, 2006	November 10, 2006
December 12, 2006	$0.03	January 26, 2007	February 9, 2007

Note 9 —	Employee Benefit Plans

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, or the 401(k) Plan. The 401(k) Plan covers substantially all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2007, 2006 and 2005, we recognized expense related to matching contributions under these Plans of $3.7 million, $4.4 million and $3.3 million, respectively.

Note 10 —	Financing Arrangements and Lease Obligations

Credit Facility and Letter of Credit Facility

In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million revolving credit facility that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.

In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR agreement. As of February 3, 2008, we had $30.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our credit facility. In accordance with ARB No. 43, “Restatement and Revisions of Accounting Research Bulletins,” the $30.0 million in borrowings under the revolving credit facility were classified as short-term debt in the Consolidated Balance Sheets because we intend to repay the borrowings within 12 months.

We also have a $70.0 million stand-alone letter of credit facility. This letter of credit facility expires on June 30, 2009, and we are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of February 3, 2008, we had

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility.

As of February 3, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

Operating and Capital Leases

We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 20 years and typically allow us to renew for three to five additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2024. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases. Total operating lease expense incurred, net of sublease income, during 2007, 2006 and 2005 was $245.9 million, $221.1 million and $199.6 million, respectively. Additional rent included in those amounts was not material.

At February 3, 2008, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2008	$241,455	$77,006
2009	254,891	83,957
2010	244,999	84,864
2011	237,316	86,150
2012	221,969	87,167
Thereafter	892,321	487,060

Total minimum rental commitments	$2,092,951	906,204

Less: amounts representing interest		372,457

Present value of minimum lease payments		533,747
Less: current portion		24,982

Long-term obligations		$508,765

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $1.6 million and $1.8 million in accrued occupancy in the Consolidated Balance Sheets as of February 3, 2008 and January 28, 2007 respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $559.3 million. The typical lease term for these agreements is 10 to 15 years. We do not have the right to control the use of the property under these leases at February 3, 2008.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At February 3, 2008, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2008	$4,072
2009	3,821
2010	3,656
2011	3,656
2012	2,950
Thereafter	7,368

$25,523

Note 11 —	Litigation and Settlements

Litigation

In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our business and has been accrued for. The parties will seek approval of the settlements from the court later this year.

We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs have sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products. The plaintiffs are seeking certification of class actions in the respective jurisdictions as well as unspecified damages and injunctive relief. The cases in which we are currently a defendant are:

Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)

By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re Pet Food Product Liability Litigation, Civil No. 07-2867). The

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Canadian cases have not been consolidated. The Blaszkowski case was not consolidated. On October 12, 2007, the defense group filed a Motion to Dismiss in the Blaszkowski case. The court has not issued a ruling on this motion; however, on January 25, 2008, the court granted the plaintiffs’ motion to file an amended complaint. The defense group expects to file a new Motion to Dismiss in the Blaszkowski case after the amended complaint has been filed.

We believe specific vendors produced the animal food identified in these lawsuits. We have tendered the defense of the lawsuits and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intend to vigorously defend these actions. We cannot reasonably estimate the possible loss or range of loss, if any, that may result from these cases.

We are involved in the defense of various other legal proceedings that we do not believe are material to our financial statements.

Note 12 —	Commitments and Contingencies

Advertising Purchase Commitments

We have advertising commitments of approximately $17.5 million in 2008.

Product Purchase Commitments

On May 31, 2007, we entered into a three-year product purchase agreement with a vendor, a portion of which is denominated in Canadian dollars. Based on the terms of the agreement, we estimate the purchase obligation to be $37.3 million, $41.8 million and $17.7 million for 2008, 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are credited against the following year’s requirement.

Note 13 —	Stock Incentive Plans

We have several stock incentive plans, including plans for stock options, employee stock purchases and restricted stock. Shares issued under our stock incentive plans are issued from new shares, rather than treasury stock. During 2006, our stockholders approved the 2006 Equity Incentive Plan which combined the remaining shares from the 2003 Equity Incentive Plan and the 1997 Equity Incentive Plan and included an additional 2.5 million shares of common stock authorized for issuance. We also have stock options outstanding under our 1996 Non-Employee Directors Equity Plan, which expired on May 11, 2002. No further stock options may be granted under the 1996 Non-Employee Directors Equity Plan.

At February 3, 2008, stock option grants representing 6.3 million shares of common stock were outstanding under all of the stock option plans, and 8.4 million of additional stock options or awards may be issued under the 2006 Equity Incentive Plan. These grants are made to employees, including officers and our directors, at the fair market value on the date of the grant.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	2005 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	11,030	$13.48
Granted	929	$29.95
Exercised	(2,514)	$10.82		$45,630
Forfeited/cancelled	(661)	$23.04

Outstanding at end of year	8,784	$15.27	6.21	$92,504

Vested and expected to vest at end of year	8,429	$14.84	6.12	$91,861

Exercisable at end of year	6,128	$11.56	5.39	$84,113

	2006 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	8,784	$15.27
Granted	1,014	$24.33
Exercised	(1,919)	$12.36		$31,061
Forfeited/cancelled	(552)	$25.19

Outstanding at end of year	7,327	$16.54	5.45	$101,603

Vested and expected to vest at end of year	7,024	$16.15	5.39	$100,180

Exercisable at end of year	5,354	$13.21	4.93	$92,051

	2007 (53 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,327	$16.54
Granted	993	$31.38
Exercised	(1,665)	$14.23		$30,623
Forfeited/cancelled	(333)	$23.91

Outstanding at end of year	6,322	$19.10	4.80	$42,282

Vested and expected to vest at end of year	5,674	$18.02	4.68	$42,268

Exercisable at end of year	4,613	$15.53	4.41	$42,250

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. A

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

maximum of 4.0 million shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. Share purchases and proceeds were as follows (in thousands):

	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Shares purchased	246	216	250
Aggregate proceeds	$5,368	$4,334	$5,255

Restricted Stock

We may grant restricted stock under the 2006 Equity Incentive Plan. Under the terms of the plan, employees may be awarded shares of our common stock, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares of common stock awarded under the plan are subject to a reacquisition right held by us. In the event that the award recipient’s employment by, or service to, us is terminated for any reason, we are entitled to simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.

Activity in our restricted stock plan is as follows (in thousands):

	2007 (53 weeks)		2006 (52 weeks)		2005 (52 weeks)
		Weighted-Average		Weighted- Average		Weighted- Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	2,380	$24.33	1,800	$24.41	1,066	$20.02
Granted	886	$31.39	1,000	$24.47	989	$29.70
Vested	(448)	$16.15	(7)	$25.66	—	$—
Forfeited	(427)	$27.44	(413)	$25.01	(255)	$26.73

Nonvested at end of year	2,391	$27.92	2,380	$24.33	1,800	$24.41

The total fair value of restricted stock which vested during 2007 and 2006 was $14.1 million and $0.2 million, respectively. Fiscal 2006 was the first year in which restricted stock vested.

Note 14 —	Stock-Based Compensation

Stock-based compensation charged against operating, general and administrative expense and the total income tax benefit recognized in the Consolidated Statement of Operations and Comprehensive Income were as follows (in thousands):

	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Stock options expense	$3,408	$8,625	$11,424
Restricted stock expense	13,196	9,384	9,834
Employee stock purchase plan expense	1,729	1,311	1,140

Total stock-based compensation cost	$18,333	$19,320	$22,398

Tax benefit	$6,168	$6,330	$6,546

The cumulative effect of adopting SFAS No. 123(R), which includes the impact of changing from the prior method of recognizing forfeitures as they occurred to estimating forfeitures at the grant date, and updating forfeiture estimates as deemed necessary, was not material and is included in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income for 2005.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At February 3, 2008, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $37.4 million and is expected to be recognized over a weighted average period of 2.2 years.

We estimated the fair value of stock options issued after January 30, 2005 using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded call options on our stock, historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time we expect options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the monthly U.S. Treasury yield curve in effect at the time of the option grant using the expected life of the option. Stock options are amortized straight-line over the vesting period net of estimated forfeitures by a charge to income. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Dividend yield	0.42%	0.48%	0.45%
Expected volatility	32.0%	34.6%	35.1%
Risk-free interest rate	4.83%	4.64%	4.59%
Forfeiture rate	16.0%	14.7%	13.0%
Expected lives	5.2 years	4.6 years	6.9 years
Vesting periods	4 years	4 years	4 years
Term	7 years	7 years	10 years
Weighted average fair value	$10.86	$8.63	$11.97

Restricted stock expense, which reflects the fair market value on the date of the grant net of estimated forfeitures and cliff vests after four years, is being amortized ratably by a charge to income over the four-year term of the restricted stock awards.

We estimated the fair value of employee stock plan purchases using the Black-Scholes option pricing model. The valuation model requires the input of subjective assumptions including the expected volatility and lives. Actual values of purchases could vary significantly from the results of the calculations. Employee stock plan purchases generally vest over a six-month period and have no expiration. The following assumptions were used to value purchases:

	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Dividend yield	0.37%	0.48%	0.47%
Expected volatility	22.2%	29.3%	29.7%
Risk-free interest rate	5.06%	5.15%	3.94%
Expected lives	0.5 years	0.5 years	0.5 years

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 15 —	Supplemental Schedule of Cash Flows

Supplemental cash flow information for 2007, 2006 and 2005 was as follows (in thousands):

	2007	2006	2005
	(53 weeks)	(52 weeks)	(52 weeks)

Interest paid	$50,812	$37,913	$28,804
Income taxes paid, net of refunds	$171,303	$125,468	$92,390
Assets acquired using capital lease obligations	$100,506	$98,628	$114,350
Accruals and accounts payable for capital expenditures	$27,560	$32,903	$29,469
Dividends declared but unpaid	$3,837	$4,064	$4,170

Note 16 —	Acquisition of Store Locations in Canada

We completed the purchase of 19 store locations which added 18 net new stores in Canada on May 31, 2007, for approximately $37.0 million after all adjustments. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations,” and accordingly, the operating results of the acquired stores are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, we initially recorded $27.5 million of goodwill. During the thirteen weeks ended October 28, 2007, we decreased our preliminary purchase price by $0.5 million as a result of adjustments to inventory. The purchase price allocation was finalized during the fourteen weeks ended February 3, 2008 with further adjustments to the carrying values of assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The impact of the acquisition on our results of operations is immaterial. Since the acquisition date, goodwill has increased approximately $2.2 million due to foreign currency translation as a result of the strengthening Canadian dollar. The goodwill is expected to be deductible for tax purposes.

A summary of the final purchase price allocation is as follows (in thousands):

February 3, 2008

Fair value of assets acquired	$9,258
Goodwill	27,705

Total assets acquired	36,963
Fair value of liabilities assumed	—

Net assets acquired	$36,963

Note 17 —	Discontinuation of Equine Product Line

On February 28, 2007, we announced plans to exit our equine product line, including the sale or discontinuation of StateLineTack.com and our equine catalog, and the sale of a warehouse, call center and store facility in Brockport, New York.

On April 29, 2007, we entered into an agreement to sell a portion of the equine product line, including the State Line Tack brand, certain inventory, customer lists and certain other assets to a third-party. The gain recognized was not material.

We performed an impairment analysis on the remaining assets supporting the equine product line, including the Brockport, New York facility, in accordance with FASB Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that indicated no impairment existed. We accelerated the depreciation on these assets, and they were fully depreciated to their estimated salvage value as of February 3, 2008.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs. The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after tax loss of $9.8 million for 2007. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Note 18 —	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2007 and 2006 is as follows:

	First	Second	Third	Fourth
Year Ended February 3, 2008 (53 weeks)	Quarter(1,2)	Quarter(1,2)	Quarter(1,2)	Quarter(1,2,3)
		(13 weeks)	(13 weeks)	(14 weeks)
	(13 weeks)
	(In thousands, except per share data)

Net sales	$1,111,625	$1,116,681	$1,115,916	$1,328,434
Gross profit	$338,479	$346,323	$331,529	$420,490
Operating income	$76,585	$84,736	$59,609	$130,583
Income before income tax expense and equity in income from investee	$163,123	$76,004	$46,863	$116,203
Net income	$106,707	$47,125	$29,452	$75,400
Basic earning per common share	$0.80	$0.36	$0.23	$0.60
Diluted earning per common share	$0.78	$0.35	$0.23	$0.59
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Weighted average shares outstanding:
Basic	133,316	132,262	127,431	126,134
Diluted	136,672	135,514	130,528	128,867

(1)	The first quarter of 2007 included a pre-tax gain of $95.4 million, which is reflected in income before income tax expense and equity in income from investee and an after-tax gain of $64.3 million which is reflected in net income for the sale of non-voting shares in MMIH. During the second quarter of 2007, a new agreement with MMIH was finalized which impacted license fees and utility reimbursements reflected in gross profit.

(2)	Our decision to exit our equine product line during the first quarter of 2007 impacted operating income for the full year as follows: $6.3 million in the first quarter, $3.6 million in the second quarter, $4.7 million in the third quarter, and $1.4 million in the fourth quarter.

(3)	The estimated impact of the additional week in the fourth quarter of 2007 was: net sales, $89.7 million; gross profit, $34.4 million; operating income, $16.0 million; income before income tax expense and equity in income from investee, $16.0 million; and net income, $9.8 million.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Year Ended January 28, 2007 (52 weeks)	Quarter	Quarter	Quarter	Quarter
		(13 weeks)	(13 weeks)	(13 weeks)
	(13 weeks)
	(In thousands, except per share data)

Net sales	$1,011,529	$1,020,609	$1,034,810	$1,166,909
Gross profit	$310,080	$304,847	$308,609	$384,234
Operating income	$74,679	$61,980	$56,462	$128,713
Income before income tax expense and equity in income from investee	$67,946	$52,660	$49,543	$119,968
Net income	$41,764	$34,630	$31,728	$76,947
Basic earning per common share	$0.30	$0.25	$0.23	$0.58
Diluted earning per common share	$0.30	$0.25	$0.23	$0.56
Dividends declared per common share	$0.03	$0.03	$0.03	$0.03
Weighted average shares outstanding:
Basic	137,449	137,667	135,041	133,188
Diluted	141,088	141,237	138,714	136,928

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of February 3, 2008 and January 28, 2007, and for each of the three years in the period ended February 3, 2008, and the Company’s internal control over financial reporting as of February 3, 2008, and have issued our reports thereon dated March 31, 2008; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedules of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/
DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 31, 2008

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
		(In thousands)

Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2005	$1,283	$8,347	$(1,096)	$8,534

2006	$8,534	$1,716	$(1,107)	$9,143

2007	$9,143	$1,117	$(4,392)	$5,868

Shrink
2005	$4,286	$24,671	$(23,226)	$5,731

2006	$5,731	$25,881	$(24,017)	$7,595

2007	$7,595	$30,188	$(30,359)	$7,424

A-2

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

Exhibit
Number		Description of Document

3	.1(1)	Restated Certificate of Incorporation of PetSmart
3	.2(2)	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart
3	.3(3)	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart
3	.4(6)	Bylaws of PetSmart, as amended
4.1		Reference is made to Exhibit 3.1 through 3.4
4	.2(5)	Form of Stock Certificate
10	.1(7)	Form of Indemnity Agreement between PetSmart and its Directors and Officers
10	.2†(8)	2003 Equity Incentive Plan
10	.3†(9)	1996 Non-Employee Directors’ Equity Plan, as amended
10	.4†(10)	1997 Equity Incentive Plan, as amended
10	.5†*(11)	2002 Employee Stock Purchase Plan, as amended
10	.6(12)	Form of Restricted Stock Bonuses
10	.9(13)	Form of Promissory Note with executive officers
10	.10†(24)	Non-Qualified 2005 Deferred Compensation Plan, as amended
10	.12(15)	Employment Agreement, between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer
10	.13(16)	Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer
10	.14(31)	Offer Letter, between PetSmart and Timothy E. Kullman, Senior Vice President, Chief Financial Officer
10	.15(17)	Form of Offer Letter between PetSmart and executive officers
10	.16(18)	Amended and Restated Executive Change in Control and Severance Benefit Plan
10	.17(19)	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.18(20)	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.19(21)	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan
10	.21†(23)	2006 Equity Incentive Plan
10	.22(25)	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan
10	.23(26)	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan
10	.24(27)	Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.
10	.25(28)	Credit Agreement dated as of August 15, 2007 among PetSmart, Inc., PetSmart Store Support Group, Inc., the Lenders Party thereto, Bank of America, N.A., as issuing bank, administrative agent and collateral agent, and Banc of America Securities LLC, as sole arranger and sole bookrunner.
10	.26(4)	Separation Agreement with Timothy E. Kullman, dated December 12, 2006
10	.27(29)	Confirmation, dated August 15, 2007, with respect to an accelerated share repurchase transaction between PetSmart, Inc. and Lehman Brothers OTC Derivatives, Inc.
10	.28(30)	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007

E-1

Exhibit
Number		Description of Document

23	.1*	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm
31	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
31	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended
32	.1(22)	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended
32	.2(22)	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended

*	Filed herewith.

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

(1)	Incorporated by reference to Exhibit 3.3(i) to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(2)	Incorporated by reference to Exhibit 3.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed September 10, 1996.

(3)	Incorporated by reference to Exhibit 99.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 21, 1997.

(4)	Incorporated by reference to Exhibit 10.23 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on December 15, 2006.

(5)	Incorporated by reference to Exhibit 4.4 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(6)	Incorporated by reference to Exhibit 3.4 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007 (File No. 0-21888), filed on March 28, 2007.

(7)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Registration Statement on Form S-1 (File No. 33-63912), filed on June 4, 1993, as amended.

(8)	Incorporated by reference to Exhibit B to PetSmart’s Proxy Statement (File No. 0-21888), filed on May 12, 2003.

(9)	Incorporated by reference to Exhibit 10.5 to PetSmart’s Registration Statement on Form S-8 (File No. 333-58605), filed on July 7, 1998.

(10)	Incorporated by reference to Exhibit 10.4 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(11)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-92160), filed on July 10, 2002; as amended and filed herewith.

(12)	Incorporated by reference to Exhibit 99.1 to PetSmart’s Registration Statement on Form S-8 (File No. 333-52417), filed on May 12, 1998.

(13)	Incorporated by reference to Exhibit 10.9 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 3, 2002 (File No. 0-21888), filed on April 15, 2002.

(14)	Incorporated by reference to the attachment to PetSmart’s Proxy Statement for its Annual Meeting of Stockholders held June 20, 2007, filed with the Securities and Exchange Commission on May 7, 2007.

(15)	Incorporated by reference to Exhibit 10.12 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(16)	Incorporated by reference to Exhibit 10.13 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

(17)	Incorporated by reference to Exhibit 10.15 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended February 2, 2003 (File No. 0-21888), filed on April 18, 2003.

E-2

(18)	Incorporated by reference to Exhibit 10.16 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on December 15, 2006.

(19)	Incorporated by reference to Exhibit 10.17 to PetSmart’s Quarterly Report on Form 10-Q for the twenty-six weeks ended August 1, 2004 (File No. 0-21888) filed on September 8, 2004.

(20)	Incorporated by reference to Exhibit 10.20 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on February 3, 2006.

(21)	Incorporated by reference to Exhibit 10.19 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed February 7, 2005.

(22)	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

(23)	Incorporated by reference to Exhibit 10.21 to PetSmart’s Annual Report on Form 10-K for the fiscal year ended January 28, 2007 (File No. 0-21888), filed on March 28, 2007.

(24)	Incorporated by reference to Exhibit 10.10 to PetSmart’s Quarterly Report on Form 10-Q for the thirteen weeks ended October 28, 2007 (File No. 0-21888), filed on November 30, 2007.

(25)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on June 28, 2006.

(26)	Incorporated by reference to Exhibit 10.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on June 28, 2006.

(27)	Incorporated by reference to Exhibit 10.21 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on July 3, 2006.

(28)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 17, 2007.

(29)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on August 17, 2007.

(30)	Incorporated by reference to the Exhibit 10.27 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed on September 7, 2007.

(31)	Incorporated by reference to the Exhibit 10.11 to PetSmart’s Quarterly Report on Form 10-Q for the thirteen weeks ended August 4, 2002. (File No. 0-21888), filed on September 18, 2002.

E-3