Form 10-Q
period 2008-05-04
PETSMART INC
filed 2008-06-03
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 4, 2008
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

Large accelerated filer ☑	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:
Common Stock, $.0001 Par Value, 127,330,101 Shares at May 23, 2008

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, AZ
     We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries as of May 4, 2008 and April 29, 2007, and the related condensed consolidated statements of income and cash flows for the three-month periods ended May 4, 2008 and April 29, 2007.
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
     We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of February 3, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 31, 2008, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Phoenix, AZ
June 3, 2008

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 4,	February 3,	April 29,
	2008	2008	2007
ASSETS
Cash and cash equivalents	$55,709	$58,322	$118,909
Short-term investments	—	—	164,135
Restricted cash and short-term investments	—	—	80,000
Receivables, net	43,380	49,341	57,439
Merchandise inventories	531,063	501,212	461,744
Deferred income taxes	46,893	46,765	45,189
Prepaid expenses and other current assets	76,348	73,231	59,377

Total current assets	753,393	728,871	986,793
Property and equipment, net	1,270,554	1,230,770	1,059,088
Equity investment in affiliate	23,929	23,346	21,901
Deferred income taxes	107,009	108,544	91,847
Goodwill	43,564	44,333	14,422
Intangible assets, net of accumulated amortization of $1,883, $1,935 and $1,609	1,347	1,457	1,064
Other noncurrent assets	28,857	29,936	27,274

Total assets	$2,228,653	$2,167,257	$2,202,389

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$178,048	$172,352	$187,546
Accrued payroll, bonus and employee benefits	134,851	132,768	118,206
Accrued occupancy expenses and deferred rents	49,114	46,955	45,066
Short-term debt	26,000	30,000	—
Current maturities of capital lease obligations	26,549	24,982	18,312
Other current liabilities	172,729	148,832	182,493

Total current liabilities	587,291	555,889	551,623
Capital lease obligations	526,192	508,765	436,647
Deferred rents	90,661	88,954	86,006
Other noncurrent liabilities	26,966	27,052	34,370

Total liabilities	1,231,110	1,180,660	1,108,646

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 158,874, 158,104 and 157,188 shares issued	16	16	16
Additional paid-in capital	1,083,784	1,079,190	1,042,305
Retained earnings	796,064	758,674	618,421
Accumulated other comprehensive income	4,528	5,585	1,847
Less: treasury stock, at cost, 31,556, 30,066 and 21,227 shares	(886,849)	(856,868)	(568,846)

Total stockholders’ equity	997,543	986,597	1,093,743

Total liabilities and stockholders’ equity	$2,228,653	$2,167,257	$2,202,389

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
Net sales	$1,212,931	$1,111,625
Cost of sales	856,563	773,146

Gross profit	356,368	338,479
Operating, general and administrative expenses	276,099	261,894

Operating income	80,269	76,585
Gain on sale of investment	—	95,363
Interest income	119	2,565
Interest expense	(13,861)	(11,390)

Income before income tax expense and equity in income from investee	66,527	163,123
Income tax expense	(25,899)	(56,641)
Equity in income from investee	583	225

Net income	41,211	106,707
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(1,057)	719

Comprehensive income	$40,154	$107,426

Earnings per common share:
Basic	$0.33	$0.80

Diluted	$0.32	$0.78

Weighted average shares outstanding:
Basic	125,050	133,316
Diluted	127,419	136,672
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$41,211	$106,707
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52,083	45,967
Gain on sale of equity investment	—	(95,363)
Loss on disposal of property and equipment	1,221	3,395
Stock-based compensation expense	6,264	5,116
Deferred income taxes	1,407	3,022
Equity in income from investee	(583)	(225)
Tax benefits from tax deductions in excess of the compensation cost recognized	(103)	(5,047)
Non-cash interest expense	845	692
Changes in assets and liabilities:
Receivables, net	7,322	(20,959)
Merchandise inventories	(30,128)	26,215
Prepaid expenses and other current assets	(3,242)	(8,348)
Other noncurrent assets	714	(721)
Accounts payable	24,367	19,164
Accrued payroll, bonus and employee benefits	2,264	(2,818)
Accrued occupancy expenses and deferred rents	2,271	4
Other current liabilities	12,282	16,652
Deferred rents and other noncurrent liabilities	1,912	16,481

Net cash provided by operating activities	120,107	109,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	—	(190,485)
Proceeds from sales of short-term available-for-sale investments	—	45,550
Increase in restricted cash and short-term investments	—	(19,300)
Cash paid for property and equipment	(60,283)	(59,319)
Proceeds from sales of property and equipment	2,598	109
Proceeds from sale of equity investment	—	111,752

Net cash used in investing activities	(57,685)	(111,693)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments for) common stock traded under stock incentive plans	(1,217)	12,647
Cash paid for treasury stock	(29,981)	(27,005)
Payments of capital lease obligations	(7,652)	(6,142)
Proceeds from credit facility borrowings	150,000	—
Payments on credit facility	(154,000)	—
Decrease in bank overdraft	(18,209)	(11,625)
Tax benefits from tax deductions in excess of the compensation cost recognized	103	5,047
Cash dividends paid to stockholders	(3,837)	(4,064)

Net cash used in financing activities	(64,793)	(31,142)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(242)	3,011

DECREASE IN CASH AND CASH EQUIVALENTS	(2,613)	(29,890)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,322	148,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$55,709	$118,909

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company”, “PetSmart” or “we”) is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer pet services, which include professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of May 4, 2008, we operated 1,043 retail stores and had full-service veterinary hospitals in 701 of our stores. Medical Management International, Inc. operated 689 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. See Note 4 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third-parties in Canada.
     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal recurring nature) necessary for a fair statement of the results of the interim periods presented.
     Because of the seasonal nature of our business, the results of operations for the thirteen weeks ended May 4, 2008 are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Unless otherwise specified, all references in these consolidated financial statements to years are to fiscal years. Fiscal 2008 ends on February 1, 2009, and consists of 52 weeks, while fiscal 2007 ended on February 3, 2008, and consisted of 53 weeks.
     These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended February 3, 2008.
NOTE 2 — ADOPTION OF SFAS NO. 157:
     Financial Accounting Standards Board, or FASB, Statement of Financial Accounting Standards, or SFAS, No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for our financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
     SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 establishes a fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels as follows:
Level 1:	Quoted prices in active markets for identical assets or liabilities;

Level 2:	Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

Level 3:	Unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.
     We adopted SFAS No. 157 as of February 4, 2008, for the recorded financial assets and financial liabilities. This adoption of SFAS No. 157 did not have a material impact on our fair value measurements. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 and are currently evaluating the impact of the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.

     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at May 4, 2008 using:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value at May 4, 2008	(Level 1)	(Level 2)	(Level 3)
Non-current investments	$21,413	—	$21,413	—
     Our non-current investments are related to our non-qualified deferred compensation program and are required to be measured at fair value on a recurring basis. The fair value of these investments is based on the quoted prices of the trading securities for the assets underlying the investment and are defined as Level 2 inputs in the fair value hierarchy.
NOTE 3 — INCOME TAXES:
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
     As of January 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN No. 48. FIN No. 48 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
     In accordance with FIN No. 48, we continue to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $4.0 million of our current remaining unrecognized tax positions may be recognized by the end of the first quarter of 2009 as a result of settlements or a lapse of the statute of limitations.
     As of May 4, 2008, our FIN No. 48 gross tax liabilities, excluding interest and penalties, were $8.9 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We do not adjust deferred tax assets as part of our interim income tax provision. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of 2008.
     We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2003, state and local jurisdictions through 1998 and foreign jurisdictions through 1996. We could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We cannot make an estimate of the range of possible changes that may result from other audits.
NOTE 4 — INVESTMENTS:
     We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as MMIH, operates full-service veterinary hospitals inside 689 of our stores, under the name Banfield, The Pet Hospital.
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after-tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting, instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Our ownership interest in the stock of MMIH was as follows (in thousands):

	May 4, 2008		February 3, 2008
	Amount	Shares	Amount	Shares
Voting common stock and convertible preferred stock	$21,675	4,693	$21,675	4,693
Equity in income	2,254	—	1,671	—

Total investment	$23,929	4,693	$23,346	4,693

     All our investment as of May 4, 2008, and February 3, 2008, consisted of voting common stock and convertible preferred stock and totals 21.5% ownership of those classes of stock. Our ownership percentage as of May 4, 2008, and February 3, 2008, considering all classes of stock was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     MMIH’s financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	As of	As of
	May 4, 2008	February 3, 2008
Current assets	$156,839	$163,083
Noncurrent assets	129,054	120,204
Current liabilities	181,261	183,540
Noncurrent liabilities	15,246	13,631

	Thirteen Weeks	Twelve Weeks
	Ended	Ended
	May 4, 2008	April 29, 2007
Net sales	$116,780	$89,568
Gross profit	16,642	12,329
Net income before minority interest	3,965	2,010
     In June 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and is retroactive to February 2007. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expense.
     We recognized license fees, utilities and other cost reimbursements of $7.2 million and $4.6 million during the thirteen weeks ended May 4, 2008, and April 29, 2007, respectively. Receivables from MMIH totaled $2.1 million and $4.5 million at May 4, 2008, and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.
NOTE 5 — DISCONTINUATION OF EQUINE PRODUCT LINE:
     On February 28, 2007, we announced plans to exit our equine product line, including the sale or discontinuation of StateLineTack.com and our equine catalog, and the sale of a warehouse, call center and store facility in Brockport, New York.
     On April 29, 2007, we entered into an agreement to sell a portion of the equine product line, including the State Line Tack brand, certain inventory, customer lists and certain other assets to a third-party. The gain we recognized was not material.

     During the thirteen weeks ended April 29, 2007, we performed an impairment analysis on the remaining assets supporting the equine product line, including the Brockport, New York facility, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” that indicated no impairment existed. We accelerated the depreciation on these assets, and they were fully depreciated to their estimated salvage value as of February 3, 2008.
     We recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs in accordance with SFAS, No 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after-tax loss of $3.8 million for the thirteen weeks ended April 29, 2007. The total net effect of the discontinuation of the equine product line in 2007 was an after-tax loss of $9.8 million. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 6 — STOCK-BASED COMPENSATION:
     The stock-based compensation expense charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Stock options expense	$2,184	$1,979
Restricted stock expense	3,638	2,620
Employee stock purchase plan expense	442	517

Total stock-based compensation expense	$6,264	$5,116

Tax benefit	$2,183	$1,737

     Stock options and restricted stock expense have been adjusted to reflect both actual and estimated forfeitures. During the thirteen weeks ended May 4, 2008 and April 29, 2007, actual and estimated forfeitures resulted in an expense of $0.1 million and a benefit of $(0.1) million, respectively, for stock options and benefits of $(0.1) million and $(0.6) million, respectively, for restricted stock. At May 4, 2008, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $51.6 million and is expected to be recognized over a weighted average period of 2.4 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per option or per share information):

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Stock options awarded	1,747	861
Weighted average fair value per option	$6.45	$10.91
Weighted average exercise price per option	$18.98	$31.38

Restricted stock awarded	883	780
Weighted average fair value per share of stock	$19.02	$31.41
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Dividend yield	0.42%	0.42%
Expected volatility	36.1%	32.0%
Risk-free interest rate	1.94%	4.90%
Expected life	5.0 years	5.2 years
Vesting period	4 years	4 years
Term	7 years	7 years

     We have an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. ESPP expense is recognized evenly over the six-month window. During the thirteen weeks ended May 4, 2008, no shares were purchased through the ESPP. During the thirteen weeks ended April 29, 2007, the number of shares purchased through the ESPP was 0.1 million.
NOTE 7 — RESERVES FOR CLOSED STORES:
     The reserves for closed stores were as follows (in thousands):

	As of	As of
	May 4,	February 3,
	2008	2008
Total remaining gross occupancy costs	$31,204	$34,376
Less:
Expected gross sublease income	(25,802)	(27,167)
Interest costs	(914)	(1,052)

Reserves for closed stores	$4,488	$6,157

     The reserves for closed stores are recorded in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
     The activity related to the reserves for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Opening balance	$6,157	$7,689
Charges, net	(810)	2,204
Payments, net	(859)	(2,156)

Ending balance	$4,488	$7,737

     During the thirteen weeks ended May 4, 2008, we terminated a lease with no further obligation and therefore reversed the reserve of $0.8 million. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
NOTE 8 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense related to the foreign currency translation adjustments was $0.7 million and $0.5 million for the thirteen weeks ended May 4, 2008 and April 29, 2007, respectively.
NOTE 9 — STOCKHOLDERS’ EQUITY:
     Share Purchase Program
     In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or ASR, agreement. The ASR agreement contained provisions that established the minimum and maximum number of shares to be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty for the purchase of shares and $0.2 million in related fees. We received 7.0 million shares of common stock under the ASR agreement, which was completed on January 31, 2008. The ASR agreement was funded with $125.0 million in cash and $100.0 million in borrowings under our $350.0 million revolving credit facility. During the thirteen weeks ended May 4, 2008, we purchased 1.5 million shares of our common stock for $30.0 million. As of May 4, 2008, the amount remaining under the August 2007 share purchase authorization was $45.0 million.

     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
NOTE 10 — EARNINGS PER COMMON SHARE:
     The following table presents a reconciliation of the denominators used in the earnings per common share calculation (in thousands):

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Weighted average shares outstanding — Basic	125,050	133,316
Effect of dilutive securities:
Stock options, restricted stock and ESPP	2,369	3,356

Weighted average shares outstanding — Diluted	127,419	136,672

     Certain stock-based compensation awards representing 4.5 million and 0.9 million shares of common stock in the thirteen weeks ended May 4, 2008 and April 29, 2007, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 11 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Interest paid	$13,604	$11,272
Income taxes paid, net of refunds	2,071	13,689
Assets acquired using capital lease obligations	25,203	10,356
Accruals and accounts payable for capital expenditures	11,387	5,013
Dividends declared but unpaid	3,820	4,082
NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have adopted SFAS No. 159 and determined it has no material impact on our consolidated financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We have adopted EITF Issue No. 06-11 and the adoption was not material to our consolidated financial statements.
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

NOTE 13 — LITIGATION AND SETTLEMENTS:
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case have not been consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. The settlement, if approved by the U.S. and Canadian courts, will resolve all of these cases and would not have a material adverse impact on our financial statements.
     With respect to Blaszkowski v. Mars Inc., et al., the plaintiffs filed a third amended complaint on January 25, 2008. On February 14, 2008, the defense group filed its Consolidated Motion to Dismiss Plaintiffs’ Third Amended Class Action Complaint. The court denied the Motion to Dismiss on April 8, 2008. As disclosed in our Form 10-K for the fiscal year ended February 3, 2008, we believe specific vendors produced the animal food identified in this lawsuit, have tendered the defense of the lawsuit and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intend to vigorously defend this action.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our financial statements.
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
     Letters of Credit
     As of May 4, 2008, a total of $70.4 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.

     Advertising Purchase Commitments
     As of May 4, 2008, we had obligations to purchase $12.9 million of advertising during the remainder of 2008.
     Product Purchase Commitments
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be $29.8 million for the remainder of 2008, and $41.4 million and $17.6 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
NOTE 15 — CREDIT FACILITIES:
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
     In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR agreement. As of May 4, 2008, we had $26.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility. In accordance with Accounting Research Bulletin, or ARB, No. 43, “Restatement and Revisions of Accounting Research Bulletins,” the borrowings under the revolving credit facility were classified as short-term debt in the Condensed Consolidated Balance Sheets as we intend to repay the borrowings within 12 months.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of May 4, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility. As of May 4, 2008, we had no investments in auction rate securities.
     As of May 4, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
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

     During the thirteen weeks ended May 4, 2008, goodwill decreased approximately $0.8 million due to changes in the Canadian dollar exchange rate.

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
•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.

•	A decline in consumers’ discretionary spending or a change in consumer preferences could reduce our sales and harm our business.

•	Our quarterly operating results may fluctuate due to seasonal changes associated with the pet retail industry and the timing of expenses, new store openings and store closures.

•	The pet products retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to and effectively merchandise our stores or increase our expenses, which could harm our sales and results of operations.

•	If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

•	If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide quality products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Our failure to successfully anticipate merchandise returns might have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we are unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

•	Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination of a violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

•	Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease or other factors could disrupt our operations, supply chain and the supply of the small pets and products we sell, which could harm our reputation and decrease sales.

•	Food safety, quality and health concerns could affect our business.

•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

•	Our operating and financial performance in any given period may differ from the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended February 3, 2008, filed with the Securities and Exchange Commission on March 31, 2008, which is incorporated herein by reference.
Overview
     Based on our 2007 net sales of $4.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of May 4, 2008, we operated 1,043 stores, and we anticipate opening approximately 65 to 69 net new stores in the remainder of 2008. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,400 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time as well as day camp for dogs. As of May 4, 2008, we operated 107 PetsHotels, and we anticipate opening 35 additional PetsHotels during the remainder of 2008.
     We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of May 4, 2008, we had full-service veterinary hospitals in 701 of our stores. Medical Management International, Inc., operated 689 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are operated by other third-parties in Canada.
Executive Summary
•	Diluted earnings per common share were $0.32, on net income of $41.2 million, for the thirteen weeks ended May 4, 2008, compared to diluted earnings per common share of $0.78 on net income of $106.7 million for the thirteen weeks ended April 29, 2007. The results of operations for the thirteen weeks ended April 29, 2007, were impacted by the after-tax gain of $64.3 million from the sale of a portion of our investment in MMI Holdings, Inc. and an after-tax loss of $3.8 million related to the exit of our equine product line.

•	Net sales increased 9.1% to $1.2 billion for the thirteen weeks ended May 4, 2008, compared to $1.1 billion for the thirteen weeks ended April 29, 2007.

•	We added 35 net new stores during the thirteen weeks ended May 4, 2008.

•	Comparable store sales, or sales in stores open at least a year, increased 2.9% for the thirteen weeks ended May 4, 2008.

•	Services sales increased 21.6% to $130.4 million for the thirteen weeks ended May 4, 2008, representing 10.8% of net sales, compared to 9.6% of net sales for the thirteen weeks ended April 29, 2007.

•	We purchased 1.5 million shares of our common stock for $30.0 million during the thirteen weeks ended May 4, 2008.
Critical Accounting Policies and Estimates
     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2008. We have made no significant change in our critical accounting policies since February 3, 2008.
Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended
	May 4, 2008	April 29, 2007
Net sales	100.0%	100.0%
Cost of sales	70.6	69.6

Gross profit	29.4	30.4
Operating, general and administrative expenses	22.8	23.6

Operating income	6.6	6.9
Gain on sale of investment	—	8.6
Interest income	0.0	0.2
Interest expense	(1.1)	(1.0)

Income before income tax expense and equity in income from investee	5.5	14.7
Income tax expense	(2.1)	(5.1)
Equity in income from investee	0.0	0.0

Net income	3.4%	9.6%

Thirteen Weeks Ended May 4, 2008 Compared to the Thirteen Weeks Ended April 29, 2007
     Net Sales
     Net sales increased $101.3 million, or 9.1%, to $1.2 billion for the thirteen weeks ended May 4, 2008, compared to $1.1 billion for the thirteen weeks ended April 29, 2007. The sales increase was primarily due to 115 net new stores and 37 new PetsHotels added since April 29, 2007, and a 2.9% increase in comparable store sales for the thirteen weeks ended May 4, 2008. The thirteen weeks ended April 29, 2007, included the impact of the recall of certain pet food products. Growth in net sales was limited due to our exit of the equine product line which produced sales during the thirteen weeks ended April 29, 2007.
     Services sales, which are included in the net sales amount discussed above, and include grooming, training, boarding and day camp, increased 21.6%, or $23.2 million, to $130.4 million for the thirteen weeks ended May 4, 2008. Services sales represented 10.8% and 9.6% of total sales for the thirteen weeks ended May 4, 2008, and April 29, 2007, respectively.
     Gross Profit
     Gross profit decreased to 29.4% of net sales for the thirteen weeks ended May 4, 2008, from 30.4% for the thirteen weeks ended April 29, 2007.
     Our merchandise margins increased during the thirteen weeks ended May 4, 2008 due to continued efforts on pricing initiatives and improved buying practices. As a result of our decision to exit our equine product line in February 2007, we recognized expense in the thirteen weeks ended April 29, 2007, to reduce equine inventory to net realizable value and accelerated depreciation expense for property and equipment related to our equine product line. Those increases were more than offset by increases in other costs as a percentage of net sales, including warehouse and distribution costs, store occupancy costs, and other fixed costs, as well as an increase in services sales as a percentage of net sales.
     Warehouse and distribution costs, and other fixed costs, increased as a percentage of revenue due to start-up costs associated with the addition of two new distribution centers since April 29, 2007. Additionally, higher fuel prices increased freight costs to transport products from our distribution centers to our stores.
     Store occupancy costs increased as a percentage of net sales due to the addition of new stores into more expensive regions of the country, as well as higher real property taxes, and maintenance costs. Gross profit was negatively impacted by the rising costs of store utilities.
     In addition, services sales increased as a percentage of net sales. Services sales generate lower gross margins than product sales as service-related labor is included in cost of sales; however, services generate higher operating margins than product sales. In addition, we have opened 37 PetsHotels since April 29, 2007. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased to 22.8% of net sales for the thirteen weeks ended May 4, 2008, from 23.6% for the thirteen weeks ended April 29, 2007.
     The improvement in operating, general and administrative expenses as a percentage of net sales was primarily due to leveraging store expenses, reductions in professional fees, fewer costs associated with closing stores during the period, and the anniversary of the costs associated with exiting our equine product line last year.

     Gain on Sale of Investment and Equity in Income from Investee
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre–tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Our equity income from our investment in MMIH was $0.6 million and $0.2 million for the thirteen weeks ended May 4, 2008, and the thirteen weeks ended April 29, 2007, respectively.
     Interest Income
     Interest income decreased to $0.1 million during the thirteen weeks ended May 4, 2008, compared to $2.6 million during the thirteen weeks ended April 29, 2007, as we did not have any short-term investments during the quarter. Cash available for short-term investments was lower than in the thirteen weeks ended April 29, 2007, primarily due to cash used to partially fund our accelerated stock repurchase, or ASR, in August 2007, payments on the revolving line of credit, as well as the purchase of 1.5 million shares for approximately $30.0 million during the thirteen weeks ended May 4, 2008.
     Interest Expense
     Interest expense increased to $13.9 million during the thirteen weeks ended May 4, 2008, compared to $11.4 million for the thirteen weeks ended April 29, 2007. This increase is primarily due to continued increases in capital lease obligations and interest on short-term debt that increased from the same period last year as a result of partially funding the ASR and funding operations as necessary.
     Income Tax Expense
     In the thirteen weeks ended May 4, 2008, the $25.9 million income tax expense represents an effective rate of 38.9%, compared with the thirteen weeks ended April 29, 2007, when we had income tax expense of $56.6 million, which represents an effective tax rate of 34.7%. The increase in effective tax rate is primarily due to the utilization of capital loss carryforwards to reduce the taxable gain on the sale of MMIH non-voting shares in the thirteen weeks ended April 29, 2007.
Liquidity and Capital Resources
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Additionally, we may use borrowings under our $350.0 million revolving credit facility to fund expenditures.
     Net cash provided by operating activities was $120.1 million for the thirteen weeks ended May 4, 2008, compared to $109.9 million for the thirteen weeks ended April 29, 2007. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventory and other assets, net of accounts payable and other accrued liabilities.
     Net cash used in investing activities was $57.7 million for the thirteen weeks ended May 4, 2008, compared to $111.7 million for the thirteen weeks ended April 29, 2007, and consisted primarily of capital expenditures. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives.
     Net cash used in financing activities was $64.8 million for the thirteen weeks ended May 4, 2008, and consisted primarily of the purchase of treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, net payments on our credit facility borrowings, payments of cash dividends and net payments from common stock issued under equity incentive plans. These activities were partially offset by proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the thirteen weeks ended April 29, 2007, was $31.1 million. The primary differences between the thirteen weeks ended

April 29, 2007, and the thirteen weeks ended May 4, 2008, were lower proceeds from common stock issued under stock incentive plans, decreases in bank overdrafts and lower tax benefits related to compensation costs.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 35 new stores in the thirteen weeks ended May 4, 2008, and closed no stores. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $285.0 million or less for 2008, based on our plan to open approximately 100 to 104 net new stores and 45 new PetsHotels, to fixture and equip a new distribution center in Reno, Nevada that opened in 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
     We believe our existing cash and cash equivalents, together with cash flows from operations, borrowing capacity under our credit facility and available lease financing, will provide adequate funds for our foreseeable working capital needs and planned capital expenditures. Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	May 4,	April 29,
	2008	2007
Capital Expenditures:
New stores	$20,466	$18,966
Store-related projects(1)	15,650	14,655
PetsHotel(2)	9,318	9,529
Information technology	5,280	7,294
Supply chain	8,521	8,402
Other	1,048	473

Total capital expenditures	$60,283	$59,319

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations and/or expansions, as well as various merchandising projects.

(2)	For new and existing stores.
Commitments and Contingencies
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be approximately $29.8 million for the remainder of 2008, and approximately $41.4 million and $17.6 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
     There have been no other material changes in our contractual obligations since February 3, 2008. Information regarding our contractual obligations is provided in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 3, 2008.
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
     As of May 4, 2008, we had $26.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or, in the case of auction rate securities, must have an amount on deposit, which, when multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of May 4, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility and had no restricted cash and short-term investments on deposit with the lenders in connection with this facility. As of May 4, 2008, we had no investments in auction rate securities.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of May 4, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the thirteen weeks ended May 4, 2008, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
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
     In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or ASR, agreement. The ASR agreement contained provisions that established the minimum and maximum number of shares that were purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty for the purchase of shares and $0.2 million in related fees. We received 7.0 million shares of common stock under the ASR agreement which was completed on January 31, 2008. The ASR agreement was funded with $125.0 million in cash and $100.0 million in borrowings under our $350.0 million revolving credit facility.
     During the thirteen weeks ended May 4, 2008, we purchased 1.5 million shares of our common stock for $30.0 million under the $300.0 million program. As of May 4, 2008, $45.0 million remained available under the $300.0 million program.

Related Party Transactions
     We have an investment in MMI Holdings, Inc. who through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 689 of our stores. Our investment consists of common and convertible preferred stock.
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of May 4, 2008, we owned approximately 21.5% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.
     Our equity income from our investment in MMIH, which is recorded one month in arrears, was $0.6 million for the thirteen weeks ended May 4, 2008 and $0.2 million for the thirteen weeks ended April 29, 2007.
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
     We recognized license fees, utilities and other cost reimbursements of $7.2 million and $4.6 million during the thirteen weeks ended May 4, 2008 and April 29, 2007, respectively. Receivables from MMIH totaled $2.1 million and $4.5 million at May 4, 2008 and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
Recent Accounting Pronouncements
     In February 2007, the Financial Accounting Standards Board, or FASB issued Statement of Financial Accounting Standards, or SFAS, No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” which expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We have evaluated SFAS No. 159 and determined it has no material impact on our consolidated financial statements.
     In June 2007, the FASB ratified Emerging Issues Task Force, or EITF, Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue

No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We have adopted EITF Issue No. 06-11 and in the adoption was not material to our consolidated financial statements.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At May 4, 2008, there has been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2008. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 3, 2008.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 4, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 4, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case have not been consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. The settlement, if approved by the U.S. and Canadian courts, will resolve all of these cases and would not have a material adverse impact on our financial statements.
     With respect to Blaszkowski v. Mars Inc., et al., the plaintiffs filed a third amended complaint on January 25, 2008. On February 14, 2008, the defense group filed its Consolidated Motion to Dismiss Plaintiffs’ Third Amended Class Action Complaint. The court denied the Motion to Dismiss on April 8, 2008. As disclosed in our Form 10-K for the fiscal year ended February 3, 2008, we believe specific vendors produced the animal food identified in this lawsuit, have tendered the defense of the lawsuit and responsibility for the claims to the manufacturer(s) and distributor(s) of the animal food at issue and intend to vigorously defend this action.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our financial statements.

Item 1A. Risk Factors
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 3, 2008, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 4, 2008:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share	Plans or Programs	Programs
February 4, 2008 to March 2, 2008	—	—	—	$75,000,000
March 3, 2008 to April 6, 2008	1,490,000	$20.12	1,490,000	$45,018,000
April 7, 2008 to May 4, 2008	—	—	—	$45,018,000

Thirteen Weeks Ended May 4, 2008	1,490,000	$20.12	1,490,000	$45,018,000

(1)	In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through the second quarter of 2009.

Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 3, 2008

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)