Form 10-Q
period 2008-08-03
PETSMART INC
filed 2008-08-29
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended August 3, 2008
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
Common Stock, $.0001 Par Value, 126,631,663 Shares at August 22, 2008

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, AZ
We have reviewed the accompanying condensed consolidated balance sheet of PetSmart, Inc. and subsidiaries (the “Corporation”) as of August 3, 2008, and the related condensed consolidated statements of operations and comprehensive income for the 13-week and 26-week periods ended August 3, 2008 and July 29, 2007, and of cash flows for the 26-week periods ended August 3, 2008 and July 29, 2007. These interim financial statements are the responsibility of the Corporation’s management.
We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, AZ
August 29, 2008

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	August 3,	February 3,	July 29,
	2008	2008	2007
ASSETS
Cash and cash equivalents	$57,904	$58,322	$136,765
Short-term investments	—	—	28,350
Restricted cash and restricted short-term investments	—	—	80,000
Receivables, net	39,621	49,341	36,116
Merchandise inventories	544,609	501,212	470,991
Deferred income taxes	47,016	46,765	45,189
Prepaid expenses and other current assets	77,262	73,231	58,304

Total current assets	766,412	728,871	855,715
Property and equipment, net	1,318,573	1,230,770	1,122,072
Equity investment in affiliate	25,283	23,346	22,457
Deferred income taxes	106,862	108,544	89,690
Goodwill	43,341	44,333	41,943
Intangible assets, net of accumulated amortization of $1,969, $1,935 and $1,678	1,272	1,457	1,026
Other noncurrent assets	27,007	29,936	28,803

Total assets	$2,288,750	$2,167,257	$2,161,706

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$184,281	$172,352	$175,909
Accrued payroll, bonus and employee benefits	138,789	132,768	130,124
Accrued occupancy expenses and deferred rents	53,460	46,955	48,450
Short-term debt	32,000	30,000	—
Current maturities of capital lease obligations	30,833	24,982	20,603
Other current liabilities	161,588	148,832	118,859

Total current liabilities	600,951	555,889	493,945
Capital lease obligations	546,965	508,765	463,517
Deferred rents	90,572	88,954	86,484
Other noncurrent liabilities	29,746	27,052	33,843

Total liabilities	1,268,234	1,180,660	1,077,789

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 159,028, 158,104 and 157,473 shares issued	16	16	16
Additional paid-in capital	1,093,585	1,079,190	1,051,039
Retained earnings	829,519	758,674	661,518
Accumulated other comprehensive income	4,219	5,585	3,050
Less: treasury stock, at cost, 32,408, 30,066 and 23,078 shares	(906,823)	(856,868)	(631,706)

Total stockholders’ equity	1,020,516	986,597	1,083,917

Total liabilities and stockholders’ equity	$2,288,750	$2,167,257	$2,161,706

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 3,	July 29,	August 3,	July 29,
	2008	2007	2008	2007
Net sales	$1,241,948	$1,116,681	$2,454,879	$2,228,306
Cost of sales	875,542	770,358	1,732,105	1,543,505

Gross profit	366,406	346,323	722,774	684,801
Operating, general and administrative expenses	291,007	261,587	567,106	523,481

Operating income	75,399	84,736	155,668	161,320
Gain on sale of investment	—	—	—	95,363
Interest income	138	2,904	257	5,469
Interest expense	(15,349)	(11,636)	(29,210)	(23,025)

Income before income tax expense and equity in income from investee	60,188	76,004	126,715	239,127
Income tax expense	(24,294)	(29,435)	(50,193)	(86,076)
Equity in income from investee	1,354	556	1,937	781

Net income	37,248	47,125	78,459	153,832
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(309)	1,203	(1,366)	1,922

Comprehensive income	$36,939	$48,328	$77,093	$155,754

Earnings per common share:
Basic	$0.30	$0.36	$0.63	$1.16

Diluted	$0.30	$0.35	$0.62	$1.13

Weighted average shares outstanding:
Basic	123,751	132,262	124,401	132,789
Diluted	126,210	135,514	126,814	136,095
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	August 3,	July 29,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$78,459	$153,832
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	108,141	95,615
Gain on sale of investment	—	(95,363)
Loss on disposal of property and equipment	3,475	4,281
Stock-based compensation expense	12,251	6,482
Deferred income taxes	1,431	5,179
Equity in income from investee	(1,937)	(781)
Tax benefits from tax deductions in excess of the compensation cost recognized	(241)	(7,106)
Non-cash interest expense	1,721	1,323
Changes in assets and liabilities excluding the effect of the acquisition of store locations in Canada:
Receivables, net	11,090	478
Merchandise inventories	(43,837)	22,144
Prepaid expenses and other current assets	(4,044)	(6,880)
Other noncurrent assets	2,540	(2,244)
Accounts payable	30,735	1,271
Accrued payroll, bonus and employee benefits	6,102	9,132
Accrued occupancy expenses and current deferred rents	6,661	3,355
Other current liabilities	(6,759)	(42,022)
Deferred rents	1,768	1,042
Other noncurrent liabilities	2,945	16,123

Net cash provided by operating activities	210,501	165,861

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	—	(267,055)
Proceeds from sales of short-term available-for-sale investments	—	257,905
Increase in restricted cash and short-term investments	—	(19,300)
Cash paid for property and equipment	(126,674)	(135,503)
Cash paid for acquisition of store locations in Canada	—	(38,778)
Proceeds from sales of property and equipment	2,928	316
Proceeds from sale of equity investment	—	111,752

Net cash used in investing activities	(123,746)	(90,663)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments for) common stock traded under stock incentive plans	2,433	18,416
Cash paid for treasury stock	(49,955)	(89,865)
Payments of capital lease obligations	(15,764)	(11,841)
Proceeds from credit facility borrowings	282,000	—
Payments on credit facility	(280,000)	—
Decrease in bank overdraft	(18,180)	(5,407)
Tax benefits from tax deductions in excess of the compensation cost recognized	241	7,106
Cash dividends paid to stockholders	(7,657)	(8,143)

Net cash used in financing activities	(86,882)	(89,734)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(291)	2,502

DECREASE IN CASH AND CASH EQUIVALENTS	(418)	(12,034)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,322	148,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$57,904	$136,765

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of August 3, 2008, we operated 1,075 retail stores and had full-service veterinary hospitals in 722 of our stores. Medical Management International, Inc. operated 710 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. See Note 4 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third-parties in Canada.
     Our accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary for the fair statement of results of the interim periods presented. These financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended February 3, 2008.
     Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended August 3, 2008, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Unless otherwise specified, all references in these condensed consolidated financial statements to years are to fiscal years. Fiscal 2008 ends on February 1, 2009, and consists of 52 weeks, while fiscal 2007 ended on February 3, 2008, and consisted of 53 weeks.
NOTE 2 — ADOPTION OF SFAS NO. 157:
     Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for our financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position No. 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
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
     We adopted SFAS No. 157 as of February 4, 2008, for the recorded financial assets and financial liabilities. This adoption of SFAS No. 157 did not have a material impact on our fair value measurements of financial assets and financial liabilities. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 and are currently evaluating the impact of the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.

     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at August 3, 2008, using:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value at August 3, 2008	(Level 1)	(Level 2)	(Level 3)
Non-current investments	$19,748	—	$19,748	—

     Our non-current investments are related to our non-qualified deferred compensation program and are required to be measured at fair value on a recurring basis. The fair value of these investments is based on the quoted prices of the trading securities for the assets underlying the investment and is defined as a Level 2 input in the fair value hierarchy.
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
     As of January 29, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” or FIN No. 48, which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
     In accordance with FIN No. 48, we continue to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $5.5 million of our current remaining unrecognized tax positions may be recognized by the end of the second quarter of 2009 as a result of settlements or a lapse of the statute of limitations.
     As of August 3, 2008, our FIN No. 48 gross tax liabilities, excluding interest and penalties, were $8.8 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We do not materially adjust deferred tax assets as part of our interim income tax provision. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of 2008.
     We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2003, state and local jurisdictions through 1998 and foreign jurisdictions through 1996. We could be subject to audits in these jurisdictions, which can involve complex issues that may require an extended period of time to resolve and may cover multiple years. We cannot make an estimate of the range of possible changes that may result from other audits.
NOTE 4 — INVESTMENTS:
     We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals inside 710 of our stores under the registered trade name Banfield, The Pet Hospital.
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after-tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method, in accordance with Accounting Principles Board Opinion, or “APB,” No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Our ownership interest in the stock of MMIH was as follows (in thousands):

	As of August 3, 2008		As of February 3, 2008
	Amount	Shares	Amount	Shares
Voting common stock and convertible preferred stock	$21,675	4,693	$21,675	4,693
Equity in income from investee	3,608	—	1,671	—

Total equity investment in affiliate	$25,283	4,693	$23,346	4,693

     All of our investment as of August 3, 2008, and February 3, 2008, consisted of voting common stock, totaling 21.5% ownership of that class of stock. Our ownership percentage as of August 3, 2008, and February 3, 2008, considering all classes of stock, was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     MMIH’s financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	As of	As of
	August 3, 2008	February 3, 2008
Current assets	$183,197	$163,083
Noncurrent assets	126,978	120,204
Current liabilities	197,192	183,540
Noncurrent liabilities	15,974	13,631

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Net sales	$130,390	$106,862	$247,171	$196,430
Gross profit	22,899	15,916	39,541	28,245
Net income before minority interest	6,861	2,962	10,828	4,972
     In June 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and is retroactive to February 2007. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the retail stores’ operating expense.
     We recognized license fees, utilities and other cost reimbursements of $7.9 million and $12.8 million during the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively, and $15.1 million and $17.6 million during the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively. The thirteen weeks ended July 29, 2007, included an adjustment to recognize the cumulative difference in reimbursements due to the new master operating agreement. Receivables from MMIH totaled $2.9 million and $4.5 million at August 3, 2008, and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
     We recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after-tax loss of $3.8 million for the thirteen weeks ended April 29, 2007. The total net effect of the discontinuation of the equine product line in 2007 was an after-tax loss of $9.8 million. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 6 — STOCK-BASED COMPENSATION:
     The stock-based compensation expense charged against income and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Stock options expense	$1,901	$(2,054)	$4,085	$(75)
Restricted stock expense	3,578	2,954	7,216	5,574
Employee stock purchase plan expense	508	466	950	983

Total stock-based compensation expense	$5,987	$1,366	$12,251	$6,482

Tax benefit	$2,036	$223	$4,219	$1,960

     Stock options and restricted stock expense have been adjusted to reflect both actual and estimated forfeitures as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Stock options forfeiture expense (benefit)	$7	$(3,587)	$184	$(3,696)
Restricted stock forfeiture expense (benefit)	(1,172)	(3,604)	(2,127)	(4,171)

Total forfeiture expense (benefit)	$(1,165)	$(7,191)	$(1,943)	$(7,867)

     At August 3, 2008, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $46.7 million and is expected to be recognized over a weighted average period of 2.3 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per option or per share information):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Stock options awarded	43	51	1,790	912
Weighted average fair value per option	$8.11	$11.29	$6.41	$10.93
Weighted average exercise price per option	$22.65	$33.19	$19.07	$31.48
Restricted stock awarded	53	51	935	832
Weighted average fair value per share of restricted stock	$22.60	$33.11	$19.22	$31.51
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Dividend yield	0.42%	0.42%	0.42%	0.42%
Expected volatility	37.4%	31.0%	36.1%	31.9%
Risk-free interest rate	2.72%	4.88%	1.96%	4.90%
Expected life	5.2 years	5.1 years	5.2 years	5.2 years
Vesting period	4 years	4 years	4 years	4 years
Term	7 years	7 years	7 years	7 years

     We have an Employee Stock Purchase Plan, or “ESPP,” that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. ESPP expense is recognized evenly over the six-month window. During the thirteen weeks ended August 3, 2008, 0.2 million shares were purchased through the ESPP. During the thirteen weeks ended July 29, 2007, no shares were purchased through the ESPP.
NOTE 7 — RESERVES FOR CLOSED STORES:
     The reserves for closed stores were as follows (in thousands):

	As of	As of
	August 3,	February 3,
	2008	2008
Total remaining gross occupancy costs	$37,139	$34,376
Less:
Expected gross sublease income	(30,042)	(27,167)
Interest costs	(1,178)	(1,052)

Reserves for closed stores	$5,919	$6,157

     The reserves for closed stores are recorded in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets.
     The activity related to the reserves for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Opening balance	$4,488	$7,737	$6,157	$7,689
Charges, net	2,697	328	1,887	2,133
Payments, net	(1,266)	(660)	(2,125)	(2,417)

Ending balance	$5,919	$7,405	$5,919	$7,405

     During the thirteen weeks ended May 4, 2008, we terminated a lease with no further obligation and therefore reversed the reserve of $0.8 million. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
NOTE 8 — COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax (benefit) or expense related to the foreign currency translation adjustments was $(0.2) million and $0.8 million for the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively, and $(0.9) million and $1.2 million for the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively.
NOTE 9 — STOCKHOLDERS’ EQUITY:
     Share Purchase Program
     In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or ASR, agreement. The ASR agreement contained provisions that established the minimum and maximum number of shares to be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty for the purchase of shares and $0.2 million in related fees. We received 7.0 million shares of common stock under the ASR agreement, which was completed on January 31, 2008. The ASR agreement was funded with $125.0 million in cash and $100.0 million in borrowings under our $350.0 million revolving credit facility. During the thirteen and twenty-six weeks ended August 3, 2008, we purchased 0.9 million and 2.3 million shares of our common stock for $20.0 million and $50.0 million, respectively. As of August 3, 2008, the amount remaining under the August 2007 share purchase authorization was $25.0 million.

     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
NOTE 10 — EARNINGS PER COMMON SHARE:
     The following table presents a reconciliation of the denominators used in the earnings per common share calculation (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Weighted average shares outstanding — Basic	123,751	132,262	124,401	132,789
Effect of dilutive securities:
Stock options, restricted stock and ESPP shares	2,459	3,252	2,413	3,306

Weighted average shares outstanding — Diluted	126,210	135,514	126,814	136,095

     Certain stock-based compensation awards representing 5.1 million and 1.0 million shares of common stock in the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively, and 4.8 million and 0.9 million shares of common stock in the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 11 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007
Interest paid	$28,661	$23,030
Income taxes paid, net of refunds	46,852	116,674
Assets acquired using capital lease obligations	57,724	42,900
Accruals and accounts payable for capital expenditures	46,997	35,385
Dividends declared but unpaid	3,794	4,032
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
     In June 2007, the FASB ratified Emerging Issues Task Force, or “EITF,” Issue No. 06-11, “Accounting for the Income Tax Benefits of Dividends on Share-Based Payment Awards.” EITF Issue No. 06-11 provides that tax benefits associated with dividends on share-based payment awards that are charged to retained earnings be recorded as a component of additional paid-in capital. EITF Issue No. 06-11 is effective, on a prospective basis, for fiscal years beginning after December 15, 2007. We have adopted EITF Issue No. 06-11 and the adoption was not material to our consolidated financial statements.
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

     In April 2008, the FASB issued FASB Staff Position, or “FSP,” FAS No. 142-3, “Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. FSP No. FAS 142-3 is effective for our interim and annual financial statements beginning in fiscal 2010. We are evaluating the impact of adopting FSP No. FAS 142-3 on our consolidated financial statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively and early application is not permitted. We believe the adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements or disclosures.
NOTE 13 — LITIGATION AND SETTLEMENTS:
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued for. The Sorenson settlement was approved by the court on August 5, 2008, while the Enabnit settlement has been submitted for approval and is currently pending with the court.
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case have not been consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. If final approval by the courts is received later this year, we expect the settlement will resolve all of these cases and will not have a material adverse impact on our consolidated financial statements.

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
     We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
     Letters of Credit
     As of August 3, 2008, a total of $70.4 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Advertising Purchase Commitments
     As of August 3, 2008, we had obligations to purchase $5.3 million of advertising during the remainder of 2008.
     Product Purchase Commitments
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be $25.5 million for the remainder of 2008, and $41.9 million and $14.0 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
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
     In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR agreement. As of August 3, 2008, we had $32.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility. In accordance with Accounting Research Bulletin, or ARB, No. 43, “Restatement and Revisions of Accounting Research Bulletins,” the borrowings under the revolving credit facility are classified as short-term debt in the Condensed Consolidated Balance Sheets as we intend to repay the borrowings within 12 months. However, we could continue to utilize the revolving credit facility to fund short-term cash needs.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of August 3, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lenders, and no other approved investments related to this credit facility.

     As of August 3, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
NOTE 16 — ACQUISITION OF STORE LOCATIONS IN CANADA:
     We completed the purchase of 19 store locations, which added 18 net new stores, in Canada on May 31, 2007, for approximately $37.0 million after all adjustments. The acquisition has been accounted for pursuant to SFAS No. 141, “Business Combinations,” and accordingly, the operating results of the acquired stores are included in the consolidated financial statements from the date of acquisition. In connection with the acquisition, we initially recorded $27.5 million of goodwill. During the thirteen weeks ended October 28, 2007, we decreased our preliminary purchase price by $0.5 million as a result of adjustments to inventory. The purchase price allocation was finalized during the fourteen weeks ended February 3, 2008, with further adjustments to the carrying values of assets and liabilities acquired, the useful lives of intangible assets, and the residual amount allocated to goodwill. The impact of the acquisition on our results of operations is immaterial, and the goodwill is expected to be deductible for tax purposes.
     During the twenty-six weeks ended August 3, 2008, goodwill decreased approximately $1.0 million due to changes in the Canadian dollar exchange rate.

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
Overview
     Based on our 2007 net sales of $4.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of August 3, 2008, we operated 1,075 stores, and we anticipate opening approximately 33 to 37 net new stores in the remainder of 2008. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,700 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, with 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of August 3, 2008, we operated 121 PetsHotels, and we anticipate opening approximately 20 additional PetsHotels during the remainder of 2008.
     We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of August 3, 2008, we had full-service veterinary hospitals in 722 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operated 710 of the veterinary hospitals under the registered trade name of Banfield, The Pet Hospital. The remaining 12 hospitals are operated by other third-parties in Canada.
Executive Summary
•	Diluted earnings per common share were $0.30, on net income of $37.2 million, for the thirteen weeks ended August 3, 2008, compared to diluted earnings per common share of $0.35 on net income of $47.1 million for the thirteen weeks ended July 29, 2007. Diluted earnings per common share were $0.62 and $1.13 for the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively.

•	Net sales increased 11.2% to $1.2 billion for the thirteen weeks ended August 3, 2008, compared to $1.1 billion for the thirteen weeks ended July 29, 2007. Net sales increased 10.2% to $2.5 billion for the twenty-six weeks ended August 3, 2008, compared to $2.2 billion for the twenty-six weeks ended July 29, 2007.

•	We added 32 and 67 net new stores during the thirteen and twenty-six weeks ended August 3, 2008, respectively.

•	Comparable store sales, or sales in stores open at least one year, increased 4.0% and 3.4% for the thirteen and twenty-six weeks ended August 3, 2008, respectively.

•	Services sales increased 20.4% to $141.1 million for the thirteen weeks ended August 3, 2008, representing 11.4% of net sales, compared to 10.5% of net sales for the thirteen weeks ended July 29, 2007. Services sales increased 21.0% to $271.5 million for the twenty-six weeks ended August 3, 2008, representing 11.1% of net sales, compared to 10.1% of net sales for the twenty-six weeks ended July 29, 2007.

•	We purchased 0.9 million and 2.3 million shares of our common stock for $20.0 million and $50.0 million during the thirteen and twenty-six weeks ended August 3, 2008, respectively.
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

Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2008	July 29, 2007	August 3, 2008	July 29, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	69.0	70.6	69.3

Gross profit	29.5	31.0	29.4	30.7
Operating, general and administrative expenses	23.4	23.4	23.1	23.5

Operating income	6.1	7.6	6.3	7.2
Gain on sale of investment	—	—	—	4.3
Interest income	0.0	0.3	0.0	0.2
Interest expense	(1.2)	(1.0)	(1.2)	(1.0)

Income before income tax expense and equity in income from investee	4.8	6.8	5.2	10.7
Income tax expense	(2.0)	(2.6)	(2.0)	(3.9)
Equity in income from investee	0.1	0.0	0.1	0.0

Net income	3.0%	4.2%	3.2%	6.9%

Thirteen Weeks Ended August 3, 2008 Compared with the Thirteen Weeks Ended July 29, 2007
     Net Sales
     Net sales increased $125.3 million, or 11.2%, to $1.2 billion for the thirteen weeks ended August 3, 2008, compared to $1.1 billion for the thirteen weeks ended July 29, 2007. The sales increase was primarily due to 109 net new stores and 47 new PetsHotels added since July 29, 2007, and a 4.0% increase in comparable store sales for the thirteen weeks ended August 3, 2008. The increase in comparable store sales was primarily due to inflation. The thirteen weeks ended July 29, 2007, included the impact of the recall of certain pet food products.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 20.4%, or $23.9 million, to $141.1 million for the thirteen weeks ended August 3, 2008. Services sales represented 11.4% and 10.5% of total sales for the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively.
     Gross Profit
     Gross profit decreased to 29.5% of net sales for the thirteen weeks ended August 3, 2008 from 31.0% for the thirteen weeks ended July 29, 2007.
     The decrease in gross profit for the thirteen weeks ended August 3, 2008 was due to higher store occupancy costs, higher warehouse and distribution costs, and a decrease in merchandise margins, while services margins remained flat versus the thirteen weeks ended July 29, 2007.
     Store occupancy costs increased as a percentage of net sales due to the addition of new stores in higher rent regions, as well as higher real property taxes and lower reimbursements from MMIH for vet clinic expenses. During the thirteen weeks ended July 29, 2007, we completed the renegotiation of our master operating agreement with MMIH relating to license fees and utilities reimbursements charged to MMIH for space used by the veterinary hospitals. The change in the agreement was retroactive to the beginning of fiscal 2007 and resulted in the recognition of a cumulative benefit in the thirteen weeks ended July 29, 2007.
     Warehouse and distribution costs, and other fixed costs, increased as a percentage of revenue due to start-up costs associated with opening our new replacement Reno distribution center and pressure from rising fuel prices.
     Merchandise margin decreased due to an increase of consumables merchandise sales relative to total net sales. Consumables merchandise sales typically generate a lower gross margin as compared to hardgoods merchandise. Macro economic conditions, including a decrease in discretionary spending, are challenging our merchandise margins as we have experienced softness in our higher margin hardgoods merchandise sales. As a result, our overall merchandise margin has decreased as a percentage of total net sales. The merchandise margin decline was partially offset by our continued work on pricing initiatives and buying practices.

     Services sales generally generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in margin during the thirteen weeks ended August 3, 2008. As a result, the service gross margins are comparable to the overall margin contribution as a percentage of total net sales.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 23.4% of net sales for the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively.
     While operating, general and administrative expenses as a percentage of net sales remained flat for the thirteen weeks ended August 3, 2008, we experienced increases in payroll and benefits for additional headcount at our corporate headquarters, higher group insurance and workers’ compensation expense, and an unfavorable comparison to adjustments in stock-based compensation expense for the thirteen weeks ended July 29, 2007. The thirteen weeks ended July 29, 2007, included expenses related to the exit of the equine product line. In addition, professional fees and other costs decreased in the thirteen weeks ended August 3, 2008, as a percentage of total net sales as we continue to control costs and leverage store expenses to offset the gross profit pressure.
     Gain on Sale of Investment and Equity in Income from Investee
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre–tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion, or “APB,” No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Our equity income from our investment in MMIH was $1.4 million and $0.6 million for the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively.
     Interest Income
     Interest income decreased to $0.1 million during the thirteen weeks ended August 3, 2008, compared to $2.9 million during the thirteen weeks ended July 29, 2007, because cash available for short-term investments was lower than in the thirteen weeks ended July 29, 2007. The lower cash availability was primarily due to cash used to partially fund our accelerated stock repurchase, or ASR, in August 2007, payments on the revolving line of credit, as well as the purchase of 2.3 million shares for approximately $50.0 million during the twenty-six weeks ended August 3, 2008.
     Interest Expense
     Interest expense increased to $15.3 million during the thirteen weeks ended August 3, 2008, compared to $11.6 million for the thirteen weeks ended July 29, 2007. This increase is primarily due to continued increases in capital lease obligations.
     Income Tax Expense
     In the thirteen weeks ended August 3, 2008, the $24.3 million income tax expense represents an effective rate of 40.4%, compared with the thirteen weeks ended July 29, 2007, when we had income tax expense of $29.4 million, which represents an effective tax rate of 38.7%. The increase in the effective tax rate is primarily due to unfavorable tax adjustments related to losses on our deferred compensation plan and an increase in equity in income from our investee. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
Twenty-Six Weeks Ended August 3, 2008 Compared with the Twenty-Six Weeks Ended July 29, 2007
     Net Sales
     Net sales increased $226.6 million, or 10.2%, to $2.5 billion for the twenty-six weeks ended August 3, 2008, compared to $2.2 billion for the twenty-six weeks ended July 29, 2007. The sales increase was primarily due to 109 net new stores added since July 29, 2007 and to a 3.4% increase in comparable store sales for the twenty-six weeks ended July 29, 2007. The increase in comparable store sales was primarily due to inflation. Net Sales for the twenty-six weeks ended July 29, 2007, included the impact of several announcements regarding the recall of certain pet food products, which occurred during the twenty-six weeks ended July 29, 2007, and by reduced sales of equine products as a result of our decision to exit that product line.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp increased 21.0%, or $47.1 million, to $271.5 million for the first half of fiscal 2008, compared to $224.5 million for the first half of fiscal 2007.
     Gross Profit
     Gross profit decreased to 29.4% of net sales for the twenty-six weeks ended August 3, 2008, from 30.7% for the twenty-six weeks ended July 29, 2007.
     The decrease in gross profit for the twenty-six weeks ended August 3, 2008, was due to higher store occupancy costs, higher warehouse and distribution costs, and an increase in merchandise margins, while services margins were dilutive to the overall gross profit versus the twenty-six weeks ended July 29, 2007.
     Store occupancy costs increased as a percentage of net sales due to the addition of new stores in more higher rent regions, as well as higher real property taxes and lower reimbursements from MMIH for vet clinic expenses.
     Warehouse and distribution costs, and other fixed costs, increased as a percentage of revenue due to start-up costs associated with opening our new replacement distribution centers in Newnan, Georgia and Reno, Nevada as well as pressure from rising fuel prices.
     These items were partially offset by an increase in merchandise margins during the twenty six weeks ended August 3, 2008, due to continued work on pricing initiatives and buying practices. Also, the thirteen weeks ended July 29, 2007, included expenses related to the exit of our equine product line, resulting in a favorable comparison. These increases were offset by an increase of consumables merchandise sales relative to total net sales in the thirteen weeks ended August 3, 2008. Consumables merchandise sales typically generate a lower gross margin as compared to hardgoods merchandise. Macro economic conditions, including a decrease in discretionary spending, are challenging our merchandise margins. As a result, we have experienced softness in our higher margin hardgoods merchandise sales.
     In addition, services sales increased as a percentage of net sales. Services sales generally generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. In addition, we have opened 47 PetsHotels since July 29, 2007. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     Operating, General and Administrative Expenses
     Operating, general and administrative expense was 23.1% of net sales for the twenty-six weeks ended August 3, 2008, compared to 23.5% in the twenty-six weeks ended July 29, 2007.
     The decrease in operating, general and administrative expenses was attributable to various cost savings including reduced store expenses and lower professional fees. Those decreases were partially offset by higher payroll and benefits for additional headcount at our corporate headquarters, and higher stock-based compensation expense for the twenty-six weeks ended August 3, 2008. Stock compensation expense for the twenty-six weeks ended July 29, 2007, included a benefit for higher actual and estimated forfeitures.
     Gain on Sale of Investment and Equity in Income from Investee
     During the first quarter of fiscal 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of previously applied cost method in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Our equity income from our investment in MMIH was $1.9 million and $0.8 million for the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively.

     Interest Income
     Interest income decreased to $0.3 million during the twenty-six weeks ended August 3, 2008, compared to $5.5 million during the twenty-six weeks ended July 29, 2007, as we did not have any short-term investments during the quarter. Cash available for short-term investments was lower than in the twenty-six weeks ended July 29, 2007, primarily due to cash used to partially fund our accelerated stock repurchase, or ASR, in August 2007, payments on the revolving line of credit, as well as the purchase of 2.3 million shares for approximately $50.0 million during the twenty-six weeks ended August 3, 2008.
     Interest Expense
     Interest expense increased to $29.2 million during the twenty-six weeks ended August 3, 2008, compared to $23.0 million during the twenty-six weeks ended July 29, 2007. The increase is primarily due to an increase in capital lease obligations.
     Income Tax Expense
     In the twenty-six weeks ended August 3, 2008, the $50.2 million income tax expense represents an effective rate of 39.6%, compared with income tax expense of $86.1 million for the twenty-six weeks ended July 29, 2007, which represented an effective tax rate of 36.0%. The increase in the effective rate is primarily due to a benefit recorded in the thirteen weeks ended April 29, 2007, from the utilization of capital loss carryforwards to reduce the tax gain on the sale of MMIH non-voting shares. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
Liquidity and Capital Resources
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Additionally, we may use borrowings under our $350.0 million revolving credit facility to fund expenditures.
     Net cash provided by operating activities was $210.5 million for the twenty-six weeks ended August 3, 2008, compared to $165.9 million for the twenty-six weeks ended July 29, 2007. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventory and other assets, net of accounts payable and other accrued liabilities.
     Net cash used in investing activities was $123.7 million for the twenty-six weeks ended August 3, 2008, compared to $90.7 million for the twenty-six weeks ended July 29, 2007. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. The primary differences between the twenty-six weeks ended July 29, 2007, and the twenty-six weeks ended August 3, 2008, were cash received from the sale of MMIH stock during the twenty-six weeks ended July 29, 2007, the cash used to purchase the Canadian store locations during the twenty-six weeks ended July 29, 2007, no purchases of short-term investments during the twenty-six weeks ended August 3, 2008, and less cash used to purchase property and equipment during the twenty-six weeks ended August 3, 2008.
     Net cash used in financing activities was $86.9 million for the twenty-six weeks ended August 3, 2008, and consisted primarily of the purchase of treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends and net payments from common stock issued under equity incentive plans. These activities were partially offset by proceeds from tax deductions in excess of the compensation cost recognized and a net increase in our credit facility borrowings. Net cash used in financing activities for the thirteen weeks ended July 29, 2007, was $89.7 million. The primary differences between the twenty-six weeks ended July 29, 2007, and the twenty-six weeks ended August 3, 2008, were lower purchases of treasury stock, lower proceeds from common stock issued under stock incentive plans, a larger decrease in bank overdrafts and lower tax benefits related to compensation costs.

Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 72 new stores in the twenty-six weeks ended August 3, 2008, and closed five stores. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $285 million or less for 2008 based on our plan to open between 100 and 104 net new stores and 45 new PetsHotels, to fixture and equip a new distribution center in Reno, Nevada that opened in April 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
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
     The following table presents our capital expenditures (in thousands):

	Twenty-Six Weeks Ended
	August 3,2008	July 29,2007
Capital Expenditures:
New stores	$42,207	$51,195
Store-related projects(1)	30,899	34,805
PetsHotel(2)	21,153	18,278
Information technology	12,124	15,781
Supply chain	13,575	14,734
Other	6,716	710

Total capital expenditures	$126,674	$135,503

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations and/or expansions, as well as various merchandising projects.

(2)	For new and existing stores.
Commitments and Contingencies
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be approximately $25.5 million for the remainder of 2008, and approximately $41.9 million and $14.0 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
     There have been no other material changes in our contractual obligations since February 3, 2008. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 3, 2008.
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

     As of August 3, 2008, we had $32.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of August 3, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash and short-term investments on deposit with the lenders, and no other approved investments related to this credit facility.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of August 3, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the twenty-six weeks ended August 3, 2008, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
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
     During the thirteen and twenty-six weeks ended August 3, 2008, we purchased 0.9 and 2.3 million shares of our common stock for $20.0 million and $50.0 million, respectively. As of August 3, 2008, $25.0 million remained available under the $300.0 million program.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., who through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 710 of our stores. Our investment consists of common and convertible preferred stock.

     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB, No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of August 3, 2008, we owned approximately 21.5% of the voting stock and approximately 21.0% of all classes of stock of MMIH.
     Our equity income from our investment in MMIH, which is recorded one month in arrears, was $1.4 million and $0.6 million for the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively, and $1.9 million and $0.8 million for the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively.
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
     We recognized license fees, utilities and other cost reimbursements of $7.9 million and $12.8 million during the thirteen weeks ended August 3, 2008, and July 29, 2007, respectively, and $15.1 million and $17.6 million during the twenty-six weeks ended August 3, 2008, and July 29, 2007, respectively. The thirteen weeks ended July 29, 2007, included an adjustment to recognize the cumulative difference in reimbursements due to the new master operating agreement. Receivables from MMIH totaled $2.9 million and $4.5 million at August 3, 2008, and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
     While we have experienced inflationary pressure in fiscal 2008, we have been able to mitigate the effect by increasing prices accordingly. Although neither inflation nor deflation has had a material impact on net operating results, we can make no assurances that our business will not be affected by inflation or deflation in the future.
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
     In April 2008, the FASB issued FASB Staff Position, or FSP FAS No. 142-3, "Determination of the Useful Life of Intangible Assets.” FSP FAS No. 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP FAS No. 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141R, and other U.S. generally accepted accounting principles. FSP FAS No. 142-3 is effective for our interim and annual financial statements beginning in fiscal 2010. We are evaluating the impact of adopting FSP FAS No. 142-3 on our consolidated financial statements.
     In June 2008, the FASB issued FSP No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively and early application is not permitted. We believe the adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements or disclosures.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     At August 3, 2008, there has been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2008. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 3, 2008.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended August 3, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of August 3, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued for. The Sorenson settlement was approved by the court on August 5, 2008, while the Enabnit settlement has been submitted for approval and is currently pending with the court.
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case have not been consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. If final approval by the courts is received later this year, we expect the settlement will resolve all of these cases and will not have a material adverse impact on our consolidated financial statements.
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
     We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended August 3, 2008:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased(1)	Paid per Share	Plans or Programs	Programs
May 5, 2008 to June 1, 2008	—	—	—	$45,018,000
June 2, 2008 to July 6, 2008	852,000	$23.45	852,000	$25,044,000
July 7, 2008 to August 3, 2008	—	—	—	$25,044,000

Thirteen Weeks Ended August 3, 2008	852,000	$23.45	852,000	$25,044,000

(1)	In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009.
Item 4. Submission of Matters to a Vote of Security Holders
     Our 2008 Annual Meeting of Stockholders was held on June, 18, 2008. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:
1)	To elect four Directors to hold office until the 2011 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes withheld
Lawrence A. Del Santo	113,314,422	1,659,125
Philip L. Francis	112,688,424	2,289,700
Gregory P. Josefowicz	113,295,935	1,673,038
Richard K. Lochridge	113,340,514	1,630,152
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Rita V. Foley, Joseph S. Hardin, Jr., Amin I. Khalifa, Ronald Kirk, Rakesh Gangwal, Barbara A. Munder and Thomas G. Stemberg.
2)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending February 1, 2009:

Votes for	Votes against	Abstain
113,886,185	1,397,881	77,440

Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1 *	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2 *	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 29, 2008

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)