Form 10-Q
period 2008-11-02
PETSMART INC
filed 2008-11-26
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended November 2, 2008
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                      to
Commission file number: 0-21888
PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
(PETSMART LOGO)

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
Common Stock, $.0001 Par Value, 127,118,305 Shares at November 18, 2008

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of November 2, 2008, February 3, 2008, and October 28, 2007	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended November 2, 2008, and October 28, 2007	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2008, and October 28, 2007	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	30
Signatures	31
EX-10.12
EX-10.13
EX-10.16
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, AZ
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of November 2, 2008 and October 28, 2007, and the related condensed consolidated statements of operations and comprehensive income for the thirteen week and thirty-nine week periods ended November 2, 2008 and October 28, 2007, and of cash flows for the thirty-nine week periods ended November 2, 2008 and October 28, 2007. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, AZ
November 26, 2008

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	November 2,	February 3,	October 28,
	2008	2008	2007
ASSETS
Cash and cash equivalents	$54,317	$58,322	$57,493
Receivables, net	39,352	49,341	42,881
Merchandise inventories	612,246	501,212	530,131
Deferred income taxes	46,947	46,765	45,189
Prepaid expenses and other current assets	77,787	73,231	65,053

Total current assets	830,649	728,871	740,747
Property and equipment, net	1,328,554	1,230,770	1,194,909
Equity investment in affiliate	26,242	23,346	23,269
Deferred income taxes	111,837	108,544	85,733
Goodwill	39,057	44,333	43,543
Intangible assets, net of accumulated amortization of $1,941, $1,935 and $1,776	1,081	1,457	1,012
Other noncurrent assets	23,010	29,936	31,276

Total assets	$2,360,430	$2,167,257	$2,120,489

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$196,903	$172,352	$200,438
Accrued payroll, bonus and employee benefits	144,341	132,768	139,074
Accrued occupancy expenses and deferred rents	58,718	46,955	52,254
Short-term debt	50,000	30,000	—
Current maturities of capital lease obligations	30,873	24,982	23,654
Other current liabilities	139,659	148,832	102,170

Total current liabilities	620,494	555,889	517,590
Long-term debt	—	—	80,000
Capital lease obligations	558,518	508,765	498,707
Deferred rents	92,071	88,954	87,116
Other noncurrent liabilities	28,584	27,052	32,428

Total liabilities	1,299,667	1,180,660	1,215,841

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 159,556, 158,104 and 157,930 shares issued	16	16	16
Additional paid-in capital	1,108,260	1,079,190	1,067,338
Retained earnings	861,527	758,674	687,111
Accumulated other comprehensive (loss) income	(2,217)	5,585	7,051
Less: treasury stock, at cost, 32,408, 30,066 and 29,289 shares	(906,823)	(856,868)	(856,868)

Total stockholders’ equity	1,060,763	986,597	904,648

Total liabilities and stockholders’ equity	$2,360,430	$2,167,257	$2,120,489

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2008	2007	2008	2007
Net sales	$1,251,144	$1,115,916	$3,706,023	$3,344,222
Cost of sales	893,448	784,387	2,625,553	2,327,892

Gross profit	357,696	331,529	1,080,470	1,016,330
Operating, general and administrative expenses	285,571	271,920	852,678	795,401

Operating income	72,125	59,609	227,792	220,929
Gain on sale of investment	—	—	—	95,363
Interest income	130	1,028	387	6,496
Interest expense	(14,899)	(13,774)	(44,109)	(36,799)

Income before income tax expense and equity in income from investee	57,356	46,863	184,070	285,989
Income tax expense	(22,492)	(18,223)	(72,684)	(104,299)
Equity in income from investee	959	812	2,896	1,593

Net income	35,823	29,452	114,282	183,283
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(6,436)	4,001	(7,802)	5,923

Comprehensive income	$29,387	$33,453	$106,480	$189,206

Earnings per common share:
Basic	$0.29	$0.23	$0.92	$1.40

Diluted	$0.28	$0.23	$0.90	$1.37

Weighted average shares outstanding:
Basic	124,122	127,431	124,308	130,979
Diluted	126,795	130,528	126,761	134,216
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	November 2,	October 28,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$114,282	$183,283
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,402	144,545
Gain on sale of investment	—	(95,363)
Loss on disposal of property and equipment	4,357	5,531
Stock-based compensation expense	18,562	12,010
Deferred income taxes	(3,475)	9,136
Equity in income from investee	(2,896)	(1,593)
Tax benefits from tax deductions in excess of the compensation cost recognized	(2,912)	(8,864)
Non-cash interest expense	4,075	1,757
Changes in assets and liabilities excluding the effect of the acquisition of store locations in Canada:
Receivables, net	10,942	(6,019)
Merchandise inventories	(109,684)	(36,439)
Prepaid expenses and other current assets	(5,272)	(14,440)
Other noncurrent assets	6,906	(4,731)
Accounts payable	34,372	31,383
Accrued payroll, bonus and employee benefits	13,469	17,842
Accrued occupancy expenses and current deferred rents	12,315	7,011
Other current liabilities	(12,577)	(66,063)
Deferred rents	4,138	2,575
Other noncurrent liabilities	3,595	12,832

Net cash provided by operating activities	256,599	194,393

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	—	(285,205)
Proceeds from sales of short-term available-for-sale investments	—	304,405
Decrease in restricted cash and short-term investments	—	60,700
Cash paid for property and equipment	(194,562)	(207,991)
Cash paid for acquisition of store locations in Canada	—	(36,883)
Proceeds from sales of property and equipment	2,980	405
Proceeds from sale of equity investment	—	111,752

Net cash used in investing activities	(191,582)	(52,817)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from (payments for) common stock traded under stock incentive plans	8,642	27,817
Cash paid for treasury stock	(49,955)	(315,027)
Payments of capital lease obligations	(26,665)	(18,928)
Proceeds from short-term debt	464,000	100,000
Payments on short-term debt	(444,000)	(20,000)
Decrease in bank overdraft	(7,871)	(14,265)
Tax benefits from tax deductions in excess of the compensation cost recognized	2,912	8,864
Cash dividends paid to stockholders	(11,451)	(12,175)

Net cash used in financing activities	(64,388)	(243,714)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(4,634)	10,832

DECREASE IN CASH AND CASH EQUIVALENTS	(4,005)	(91,306)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	58,322	148,799

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$54,317	$57,493

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL:
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of November 2, 2008, we operated 1,107 retail stores and had full-service veterinary hospitals in 726 of our stores. Medical Management International, Inc. operated 714 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 4 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third-parties in Canada.
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
     Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2008, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2008 ends on February 1, 2009, and consists of 52 weeks, while fiscal 2007 ended on February 3, 2008, and consisted of 53 weeks. Unless otherwise specified, all references in these condensed consolidated financial statements to years are to fiscal years.
NOTE 2 — ADOPTION OF SFAS NO. 157:
     Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 157, “Fair Value Measurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 is effective for our financial assets and financial liabilities beginning in 2008. In February 2008, FASB Staff Position, or “FSP,” No. 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.
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

     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at November 2, 2008, using:
			Significant	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at November 2,	Active Markets	Other Inputs	Other Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
Non-current investments	$15,551	—	$15,551	—

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
     As of January 29, 2007, we adopted FASB Interpretation, or “FIN,” No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” which addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FIN No. 48, the tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.
     In accordance with FIN No. 48, we continue to recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $4.5 million of our current remaining unrecognized tax positions may be recognized by the end of the third quarter of 2009 as a result of settlements or a lapse of the statute of limitations.
     As of November 2, 2008, our FIN No. 48 gross tax liabilities, excluding interest and penalties, were $8.1 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We do not materially adjust deferred tax assets as part of our interim income tax provision. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of 2008.
NOTE 4 — INVESTMENTS:
     We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals inside 714 of our stores under the registered trade name “Banfield, The Pet Hospital.”
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after-tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method, in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

     Our ownership interest in the stock of MMIH was as follows (in thousands):

	As of November 2, 2008		As of February 3, 2008
	Amount	Shares	Amount	Shares
Voting common stock and convertible preferred stock	$21,675	4,693	$21,675	4,693
Equity in income from investee	4,567	—	1,671	—

Total equity investment in affiliate	$26,242	4,693	$23,346	4,693

     All of our investment as of November 2, 2008, and February 3, 2008, consisted of voting common stock, totaling 21.5% ownership of that class of stock. Our ownership percentage as of November 2, 2008, and February 3, 2008, considering all classes of stock, was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     MMIH’s financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	As of	As of
	November 2, 2008	February 3, 2008
Current assets	$184,493	$163,083
Noncurrent assets	126,474	120,204
Current liabilities	197,195	183,540
Noncurrent liabilities	14,226	13,631

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net sales	$127,147	$103,996	$374,318	$300,426
Gross profit	17,419	14,437	56,960	42,682
Net income before minority interest	2,521	2,783	13,349	7,755
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
     We recognized license fees, utilities and other cost reimbursements of $7.6 million and $8.7 million during the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively, and $22.6 million and $26.1 million during the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively. The thirteen weeks ended July 29, 2007, included an adjustment to recognize the cumulative difference in reimbursements due to the new master operating agreement. Receivables from MMIH totaled $3.2 million and $4.5 million at November 2, 2008, and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
     We recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after-tax loss of $3.8 million for the thirteen weeks ended April 29, 2007. The net effect of the discontinuation of the equine product line in 2007 was an after-tax loss of $9.8 million. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Condensed Consolidated Statements of Operations and Comprehensive Income.
NOTE 6 — STOCK-BASED COMPENSATION:
     The stock-based compensation expense and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Stock options expense	$1,963	$1,619	$6,048	$1,544
Restricted stock expense	3,854	3,403	11,070	8,977
Employee stock purchase plan expense	494	506	1,444	1,489

Total stock-based compensation expense	$6,311	$5,528	$18,562	$12,010

Tax benefit	$2,239	$1,878	$6,458	$3,838

     Stock options and restricted stock expense have been adjusted to reflect both actual and estimated forfeitures as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Stock options forfeiture expense (benefit)	$106	$9	$290	$(3,687)
Restricted stock forfeiture expense (benefit)	(787)	(1,059)	(2,914)	(5,231)

Total forfeiture expense (benefit)	$(681)	$(1,050)	$(2,624)	$(8,918)

     At November 2, 2008, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $42.0 million and is expected to be recognized over a weighted average period of 2.2 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per option or per share information):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Stock options awarded	17	59	1,807	972
Weighted average fair value per option	$8.59	$10.53	$6.43	$10.91
Weighted average exercise price per option	$23.71	$31.58	$19.11	$31.49
Restricted stock awarded	31	37	966	869
Weighted average fair value per share of restricted stock	$23.85	$31.24	$19.37	$31.50
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Dividend yield	0.42%	0.42%	0.42%	0.42%
Expected volatility	38.7%	31.8%	36.2%	31.9%
Risk-free interest rate	2.28%	4.19%	1.96%	4.86%
Expected life	5.2 years	5.1 years	5.2 years	5.2 years
Vesting period	4.0 years	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years	7.0 years

     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. ESPP expense is recognized evenly over the six-month window. During the thirteen weeks ended November 2, 2008, there were no shares purchased through the ESPP, while 0.1 million shares were purchased through the ESPP during the thirteen weeks ended October 28, 2007. The number of shares purchased through the ESPP was 0.2 million in each of the the thirty-nine weeks ended November 2, 2008, and October 28, 2007.
NOTE 7 — RESERVES FOR CLOSED STORES:
     The reserves for closed stores were as follows (in thousands):

	As of	As of
	November 2,	February 3,
	2008	2008
Total remaining gross occupancy costs	$35,452	$34,376
Less:
Expected gross sublease income	(27,950)	(27,167)
Interest costs	(1,191)	(1,052)

Reserves for closed stores	$6,311	$6,157

     The reserves for closed stores are recorded in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
     The activity related to the reserves for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Opening balance	$5,919	$7,405	$6,157	$7,689
Charges, net	1,379	1,095	3,266	3,226
Payments, net	(987)	(815)	(3,112)	(3,230)

Ending balance	$6,311	$7,685	$6,311	$7,685

NOTE 8 — OTHER COMPREHENSIVE INCOME:
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax (benefit) or expense related to the foreign currency translation adjustments was $(4.1) million and $2.6 million for the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively, and $(5.0) million and $3.8 million for the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively.
NOTE 9 — STOCKHOLDERS’ EQUITY:
     Share Purchase Program
     In August 2007, the Board of Directors approved a new share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or “ASR,” agreement. The ASR agreement contained provisions that established the minimum and maximum number of shares to be purchased during its term. Pursuant to the terms of the ASR agreement, on August 20, 2007, we paid $225.0 million to the ASR counterparty for the purchase of shares and $0.2 million in related fees. We received 7.0 million shares of common stock under the ASR agreement, which was completed on January 31, 2008. The ASR agreement was funded with $125.0 million in cash and $100.0 million in borrowings under our $350.0 million revolving credit facility. The company did not purchase any shares of common stock for the thirteen weeks ended November 2, 2008. During the thirty-nine weeks ended November 2, 2008, we purchased 2.3 million shares of our common stock for $50.0 million. As of November 2, 2008, the amount remaining under the August 2007 share purchase authorization was $25.0 million.

     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
September 24, 2008	$0.03	October 31, 2008	November 14, 2008
NOTE 10 — EARNINGS PER COMMON SHARE:
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Basic	124,122	127,431	124,308	130,979
Effect of dilutive securities:
Stock options, restricted stock and ESPP shares	2,673	3,097	2,453	3,237

Diluted	126,795	130,528	126,761	134,216

     Certain stock-based compensation awards representing 4.1 million and 1.0 million shares of common stock in the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively, and 4.8 million and 0.9 million shares of common stock in the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 11 — SCHEDULE OF SUPPLEMENTAL CASH FLOW INFORMATION:
     Supplemental cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007
Interest paid	$41,276	$36,549
Income taxes paid, net of refunds	81,097	157,124
Assets acquired using capital lease obligations	81,235	82,440
Accruals and accounts payable for capital expenditures	34,035	42,250
Dividends declared but unpaid	3,815	3,860
NOTE 12 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS:
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
     In April 2008, the FASB issued FSP No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP No. FAS 142-3 is effective for our interim and annual financial statements beginning in fiscal 2009. We are evaluating the impact of adopting FSP No. FAS 142-3 on our consolidated financial statements.

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
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” FSP FAS No. 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. FAS 157-3 was effective upon issuance and the application of FSP No. FAS 157-3 did not have a material impact on our consolidated financial statements.
NOTE 13 — LITIGATION AND SETTLEMENTS:
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued for. The Sorenson settlement was preliminarily approved by the court on August 5, 2008, while the Enabnit settlement has been submitted for preliminary approval and is currently pending with the court.
     We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case were not consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. court gave final approval of the settlement, and the Canadian courts gave final approval on November 3, 2008. Upon expiration of the prescribed appeal periods, these cases should be resolved with no material adverse impact on our consolidated financial statements.
     With respect to Blaszkowski v. Mars Inc., et al., on September 12, 2008, the court dismissed with prejudice all of the retailer defendants, including the Company.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.
NOTE 14 — COMMITMENTS AND CONTINGENCIES:
     Letters of Credit
     As of November 2, 2008, a total of $70.4 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Advertising Purchase Commitments
     As of November 2, 2008, we had obligations to purchase $7.7 million of advertising during the remainder of 2008, and $15.4 million through 2009.
     Product Purchase Commitments
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be $18.1 million for the remainder of 2008, and $41.8 million and $14.0 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
NOTE 15 — SHORT-TERM DEBT:
     In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.
     In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR agreement. As of November 2, 2008, we had $50.0 million in short-term debt and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility. In accordance with Accounting Research Bulletin, or “ARB,” No. 43, “Restatement and Revisions of Accounting Research Bulletins,” the borrowings under the revolving credit facility are classified as short-term debt in the Condensed Consolidated Balance Sheets as we intend to repay the borrowings within 12 months. However, we could continue to utilize the revolving credit facility to fund short-term cash needs.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of November 2, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lenders, and no other investments related to this credit facility.

     As of November 2, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
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
     During the thirty-nine weeks ended November 2, 2008, goodwill decreased approximately $5.3 million due to changes in the Canadian dollar exchange rate.

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
Overview
     Based on our 2007 net sales of $4.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of November 2, 2008, we operated 1,107 stores, and we anticipate opening approximately 5 net new stores in the remainder of 2008. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 11,400 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, with 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of November 2, 2008, we operated 132 PetsHotels, and we anticipate opening approximately 10 additional PetsHotels during the remainder of 2008.
     We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of November 2, 2008, we had full-service veterinary hospitals in 726 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” in which we have a 21.0% stock ownership interest, operated 714 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third-parties in Canada.
Executive Summary
•	Diluted earnings per common share were $0.28, on net income of $35.8 million, for the thirteen weeks ended November 2, 2008, compared to diluted earnings per common share of $0.23 on net income of $29.5 million for the thirteen weeks ended October 28, 2007. Diluted earnings per common share were $0.90 and $1.37 for the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively.

•	Net sales increased 12.1% to $1.3 billion for the thirteen weeks ended November 2, 2008, compared to $1.1 billion for the thirteen weeks ended October 28, 2007. Net sales increased 10.8% to $3.7 billion for the thirty-nine weeks ended November 2, 2008, compared to $3.3 billion for the thirty-nine weeks ended October 28, 2007.

•	We added 32 and 99 net new stores during the thirteen and thirty-nine weeks ended November 2, 2008, respectively.

•	Comparable store sales, or sales in stores open at least one year, increased 5.4% and 4.1% for the thirteen and thirty-nine weeks ended November 2, 2008, respectively.

•	Services sales increased 15.2% to $127.8 million for the thirteen weeks ended November 2, 2008, representing 10.2% of net sales, compared to 9.9% of net sales for the thirteen weeks ended October 28, 2007. Services sales increased 19.1% to $399.3 million for the thirty-nine weeks ended November 2, 2008, representing 10.8% of net sales, compared to 10.0% of net sales for the thirty-nine weeks ended October 28, 2007.

•	We did not purchase any shares of our common stock for the thirteen weeks ended November 2, 2008. We purchased 2.3 million shares of our common stock for $50.0 million during the thirty-nine weeks ended November 2, 2008.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007	November 2, 2008	October 28, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	70.3	70.8	69.6

Gross profit	28.6	29.7	29.2	30.4
Operating, general and administrative expenses	22.8	24.4	23.0	23.8

Operating income	5.8	5.3	6.1	6.6
Gain on sale of investment	—	—	—	2.9
Interest income	0.0	0.1	0.0	0.2
Interest expense	(1.2)	(1.2)	(1.2)	(1.1)

Income before income tax expense and equity in income from investee	4.6	4.2	5.0	8.6
Income tax expense	(1.8)	(1.6)	(2.0)	(3.1)
Equity in income from investee	0.1	0.1	0.1	—

Net income	2.9%	2.6%	3.1%	5.5%

Thirteen Weeks Ended November 2, 2008, Compared with the Thirteen Weeks Ended October 28, 2007
     Net Sales
     Net sales increased $135.2 million, or 12.1%, to $1.3 billion for the thirteen weeks ended November 2, 2008, compared to $1.1 billion for the thirteen weeks ended October 28, 2007. The sales increase was primarily due to 115 net new stores and 45 new PetsHotels added since October 28, 2007, and a 5.4% increase in comparable store sales for the thirteen weeks ended November 2, 2008. The increase in comparable store sales was primarily due to inflation.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 15.2%, or $16.9 million, to $127.8 million for the thirteen weeks ended November 2, 2008. Services sales represented 10.2% and 9.9% of total sales for the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively.
     Gross Profit
     Gross profit decreased to 28.6% of net sales for the thirteen weeks ended November 2, 2008, from 29.7% for the thirteen weeks ended October 28, 2007.
     The decrease in gross profit for the thirteen weeks ended November 2, 2008, was due to a decrease in merchandise and services margins, and higher store occupancy costs, partially offset by lower warehouse and distribution costs.
     Merchandise margin decreased due to an increase of consumables merchandise sales relative to total net sales. Consummables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health and beauty aids, shampoos, medications, pet carriers, pet houses, and other goods. Macro economic conditions, including a decrease in discretionary spending, are challenging our merchandise margins as we have experienced softness in our higher margin hardgoods merchandise sales. The merchandise margin decline resulting from the shift in product mix was partially offset by the continued positive effects of pricing initiatives and buying practices.
     In addition, services sales increased as a percentage of net sales. Services sales generally generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. We have opened 45 PetsHotels since October 28, 2007. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operations.
     Store occupancy costs increased as a percentage of net sales due to the addition of new stores in higher rent regions, as well as higher real property taxes and lower reimbursements from MMIH for vet clinic expenses.
     Warehouse and distribution costs, and other fixed costs, decreased as a percentage of net sales. The thirteen weeks ended October 28, 2007, included start-up costs for our new Newnan, Georgia distribution center. The thirteen weeks ended November 2, 2008, included the cost savings realized from increased productivity and efficiency across the distribution network, partially offset by start-up costs associated with the new Reno, Nevada distribution center.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 22.8% and 24.4% of net sales for the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively.
     The decrease in operating, general and administrative expenses as a percentage of net sales during the thirteen weeks ended November 2, 2008 was due to various cost-savings initiatives including a new store labor management process, combined with reduced professional fees, and renegotiated maintenance and supply contracts. The thirteen weeks ended October 28, 2007, included the recognition of $5.5 million of gift card breakage income. The thirteen weeks ended October 28, 2007, was the first period in which we recognized gift card breakage income related to gift cards sold since the inception of the gift card program in fiscal 2000. Also included in the thirteen weeks ended October 28, 2007 were expenses related to the exit of our equine product line, including accelerated depreciation of assets, severance and costs to remerchandise the equine sections of our stores.
     Interest Income
     Interest income decreased to $0.1 million during the thirteen weeks ended November 2, 2008, compared to $1.0 million during the thirteen weeks ended October 28, 2007, as cash available for short-term investments was lower than in the thirteen weeks ended October 28, 2007. The lower cash availability was primarily due to cash used to partially fund our accelerated stock repurchase, or “ASR,” in August 2007, payments on the revolving line of credit, as well as the purchase of 3.1 million shares for approximately $75.8 million since October 28, 2007.
     Interest Expense
     Interest expense increased to $14.9 million during the thirteen weeks ended November 2, 2008, compared to $13.8 million for the thirteen weeks ended October 28, 2007. This increase is primarily due to continued increases in capital lease obligations.
     Income Tax Expense
     In the thirteen weeks ended November 2, 2008, the $22.5 million income tax expense represents an effective tax rate of 39.2%, compared with the thirteen weeks ended October 28, 2007, when we had income tax expense of $18.2 million, which represents an effective tax rate of 38.9%. The increase in the effective tax rate is primarily due to unfavorable tax adjustments related to losses on our corporate owned life insurance policies. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $1.0 million and $0.8 million for the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively.
     Thirty-Nine Weeks Ended November 2, 2008, Compared with the Thirty-Nine Weeks Ended October 28, 2007
     Net Sales
     Net sales increased $361.8 million, or 10.8%, to $3.7 billion for the thirty-nine weeks ended November 2, 2008, compared to $3.3 billion for the thirty-nine weeks ended October 28, 2007. The sales increase was primarily due to 115 net new stores added since October 28, 2007 and to a 4.1% increase in comparable store sales for the thirty-nine weeks ended November 2, 2008. The increase in comparable store sales was primarily due to inflation. Net sales for the thirty-nine weeks ended October 28, 2007, included the impact of several announcements regarding the recall of certain pet food products, which occurred during the twenty-six weeks ended July 29, 2007, and the reduced sales of equine products as a result of our decision to exit that product line.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp increased 19.1%, or $63.9 million, to $399.3 million during the thirty-nine weeks ended November 2, 2008, compared to $335.4 million for the thirty-nine weeks ended October 28, 2007.

     Gross Profit
     Gross profit decreased to 29.2% of net sales for the thirty-nine weeks ended November 2, 2008, from 30.4% for the thirty-nine weeks ended October 28, 2007.
     The decrease in gross profit for the thirty-nine weeks ended November 2, 2008, was due to a decrease in merchandise and services margins, higher store occupancy costs, and higher warehouse and distribution costs versus the thirty-nine weeks ended October 28, 2007.
     Merchandise margin decreased due to an increase of consumables merchandise sales relative to total net sales for the thirty-nine weeks ended November 2, 2008. The thirty-nine weeks ended October 28, 2007, included expenses related to the exit of our equine product line. Consumables merchandise sales typically generate a lower gross margin as compared to hardgoods merchandise. Macro economic conditions, including a decrease in discretionary spending, are challenging our merchandise margins. As a result, we have experienced softness in our higher margin hardgoods merchandise sales.
     In addition, services sales increased as a percentage of net sales. Services sales generally generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. In addition, we have opened 45 PetsHotels since October 28, 2007. PetsHotels typically have higher costs as a percentage of net sales in the first several years of operation.
     Store occupancy costs increased as a percentage of net sales due to the addition of new stores in more higher-rent regions, as well as higher real property taxes and lower reimbursements from MMIH for vet clinic expenses.
     Warehouse and distribution costs, and other fixed costs, increased as a percentage of net sales due to our new replacement distribution centers in Newnan, Georgia and Reno, Nevada as well as pressure from rising fuel prices.
     Operating, General and Administrative Expenses
     Operating, general and administrative expense was 23.0% of net sales for the thirty-nine weeks ended November 2, 2008, compared to 23.8% in the thirty-nine weeks ended October 28, 2007.
     The decrease in operating, general and administrative expenses as a percentage of net sales was attributable to various cost savings initiatives, including reduced store expenses and lower professional fees. Those decreases were partially offset by higher payroll and benefits for additional headcount at our corporate headquarters, and higher stock-based compensation expense for the thirty-nine weeks ended November 2, 2008. Stock compensation expense for the twenty-six weeks ended July 29, 2007, included a benefit for higher actual and estimated forfeitures. We recognized $5.5 million in gift card breakage income during the thirty-nine weeks ended October 28, 2007, comprising the total breakage from the program’s inception in 2000 through the thirty-nine weeks ended October 28, 2007. Also included in the thirty-nine weeks ended October 28, 2007 were expenses related to the exit of our equine product line, including accelerated depreciation of assets, severance and costs to remerchandise the equine sections of our stores.
     Gain on Sale of Investment and Equity in Income from Investee
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pretax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of previously applied cost method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.”
     Interest Income
     Interest income decreased to $0.4 million during the thirty-nine weeks ended November 2, 2008, compared to $6.5 million during the thirty-nine weeks ended October 28, 2007, as our investments were limited to short-term, highly liquid, money market funds. Cash available for short-term investments was lower than in the thirty-nine weeks ended October 28, 2007, primarily due to cash used to partially fund our ASR, in August 2007, payments on the revolving line of credit, as well as the purchase of 3.1 million shares for approximately $75.8 million since October 28, 2007.
     Interest Expense
     Interest expense increased to $44.1 million during the thirty-nine weeks ended November 2, 2008, compared to $36.8 million during the thirty-nine weeks ended October 28, 2007. The increase is primarily due to an increase in capital lease obligations.

     Income Tax Expense
     In the thirty-nine weeks ended November 2, 2008, the $72.7 million income tax expense represents an effective tax rate of 39.5%, compared with income tax expense of $104.3 million for the thirty-nine weeks ended October 28, 2007, which represented an effective tax rate of 36.5%. The increase in the effective tax rate is primarily due to a benefit recorded in the thirteen weeks ended April 29, 2007, from the utilization of capital loss carryforwards to reduce the tax gain on the sale of MMIH non-voting shares. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $2.9 million and $1.6 million for the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively.
Liquidity and Capital Resources
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Additionally, we may use borrowings under our $350.0 million revolving credit facility to fund expenditures.
     Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to our credit facility and to generate operating cash flow sufficient to meet our financing needs. We believe that our operating cash flow, together with our credit facility, will be adequate to meet our operating, investing and financing needs in the foreseeable future, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.
     Net cash provided by operating activities was $256.6 million for the thirty-nine weeks ended November 2, 2008, compared to $194.4 million for the thirty-nine weeks ended October 28, 2007. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventory and other assets, net of accounts payable and other accrued liabilities.
     Net cash used in investing activities was $191.6 million for the thirty-nine weeks ended November 2, 2008, compared to $52.8 million for the thirty-nine weeks ended October 28, 2007. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. The primary differences between the thirty-nine weeks ended October 28, 2007, and the thirty-nine weeks ended November 2, 2008, were cash received from the sale of MMIH stock during the thirty-nine weeks ended October 28, 2007, the cash used to purchase the Canadian store locations during the thirty-nine weeks ended October 28, 2007, no purchases of short-term investments during the thirty-nine weeks ended November 2, 2008, and less cash used to purchase property and equipment during the thirty-nine weeks ended November 2, 2008.
     Net cash used in financing activities was $64.4 million for the thirty-nine weeks ended November 2, 2008, and consisted primarily of the purchase of treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends and net payments from common stock issued under equity incentive plans. These activities were partially offset by proceeds from tax deductions in excess of the compensation cost recognized and a net increase in our credit facility borrowings. Net cash used in financing activities for the thirty-nine weeks ended October 28, 2007, was $243.7 million. The primary differences between the thirty-nine weeks ended October 28, 2007, and the thirty-nine weeks ended November 2, 2008, were lower purchases of treasury stock, lower proceeds from common stock issued under stock incentive plans, a smaller decrease in bank overdrafts and lower tax deductions in excess of the compensation cost recognized.

Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 104 new stores in the thirty-nine weeks ended November 2, 2008, and closed 5 stores. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $285 million or less for 2008 based on our plan to open 104 net new stores and 35 new PetsHotels, to fixture and equip a new distribution center in Reno, Nevada that opened in April 2008, to continue our investment in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
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
     The following table presents our capital expenditures (in thousands):

	Thirty-Nine Weeks Ended
	November 2, 2008	October 28, 2007
Capital Expenditures:
New stores	$68,623	$83,692
Store-related projects(1)	46,288	52,626
PetsHotel(2)	34,459	28,370
Information technology	16,253	22,900
Supply chain	18,482	19,036
Other	10,457	1,367

Total capital expenditures	$194,562	$207,991

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

Commitments and Contingencies
     On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. Based on the terms of the agreement, we estimate the purchase obligation to be approximately $18.1 million for the remainder of 2008, and approximately $41.8 million and $14.0 million for 2009 and 2010, respectively. If we do not purchase the minimum requirements in a year, the shortfall in purchases is carried to the following year. If our purchases exceed the minimums required, the surplus purchases are applied to the following year’s requirement.
     As of November 2, 2008, we had obligations to purchase $7.7 million of advertising during the remainder of 2008, and $15.4 million in 2009.
     There have been no other material changes in our contractual obligations since February 3, 2008. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 3, 2008.
Credit Facilities
     In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit and 0.438% to 0.625% for commercial letters of credit. In August 2007, we borrowed $100.0 million under the credit facility to fund a portion of our $225.0 million ASR. The remaining portion of the ASR was funded using existing cash and cash equivalents.
     As of November 2, 2008, we had $50.0 million in borrowings and $70.4 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of November 2, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash and short-term investments on deposit with the lenders, and no other approved investments related to this credit facility.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.

     The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of November 2, 2008, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the thirty-nine weeks ended November 2, 2008, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
September 24, 2008	$0.03	October 31, 2008	November 14, 2008
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
     We did not purchase any of our common stock during the thirteen weeks ended November 2, 2008. During the thirty-nine weeks ended November 2, 2008, we purchased 2.3 million shares of our common stock for $50.0 million. As of November 2, 2008, $25.0 million remained available under the $300.0 million program.
Related Party Transactions
     We have an investment in MMI Holdings, Inc., who through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 714 of our stores. Our investment consists of common and convertible preferred stock.
     During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with Accounting Principles Board Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock.” As of November 2, 2008, we owned approximately 21.5% of the voting stock and approximately 21.0% of all classes of stock of MMIH.
     Our equity in income from our investment in MMIH, which is recorded one month in arrears, was $1.0 million and $0.8 million for the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively, and $2.9 million and $1.6 million for the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively.

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
     We recognized license fees, utilities and other cost reimbursements of $7.6 million and $8.7 million during the thirteen weeks ended November 2, 2008, and October 28, 2007, respectively, and $22.6 million and $26.1 million during the thirty-nine weeks ended November 2, 2008, and October 28, 2007, respectively. The thirteen weeks ended July 29, 2007, included an adjustment to recognize the cumulative difference in reimbursements due to the new master operating agreement. Receivables from MMIH totaled $3.2 million and $4.5 million at November 2, 2008, and February 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital.
Seasonality and Inflation
     Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses could fluctuate from quarter-to-quarter in a fiscal year. Sales of certain products and services are seasonal. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.
     While we have experienced inflationary pressure in fiscal 2008, we have been able to largely mitigate the effect by increasing retail prices accordingly. Although neither inflation nor deflation has had a material impact on net operating results, we can make no assurance that our business will not be affected by inflation or deflation in the future.
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
     In April 2008, the FASB issued FASB Staff Position, or “FSP,” No. FAS 142-3, “Determination of the Useful Life of Intangible Assets.” FSP No. FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets.” The intent of FSP No. FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141(R), and other GAAP. FSP No. FAS 142-3 is effective for our interim and annual financial statements beginning in fiscal 2009. We are evaluating the impact of adopting FSP No. FAS 142-3 on our consolidated financial statements.
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
     In October 2008, the FASB issued FSP No. FAS 157-3, “Determining the Fair Value of a Financial Asset in a Market That Is Not Active.” FSP No. FAS 157-3 clarifies the application of SFAS No. 157, “Fair Value Measurements,” in a market that is not active and defines additional key criteria in determining the fair value of a financial asset when the market for that financial asset is not active. FSP No. FAS 157-3 applies to financial assets within the scope of accounting pronouncements that require or permit fair value measurements in accordance with SFAS No. 157. FSP No. FAS 157-3 was effective upon issuance and the application of FSP No. FAS 157-3 did not have a material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of November 2, 2008, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2008. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 3, 2008. Recent developments in the global capital and credit markets, however, have rendered risks less predictable, and liquidity concerns and credit risks have increased.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2008. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended November 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of November 2, 2008, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued for. The Sorenson settlement was preliminarily approved by the court on August 5, 2008, while the Enabnit settlement has been submitted for preliminary approval and is currently pending with the court.
     We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products:
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Blaszkowski v. Mars Inc., et al., USDC, S.D. FL (filed 5/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07 )
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases and the Blaszkowski case were not consolidated.
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. court gave final approval of the settlement, and the Canadian courts gave final approval on November 3, 2008. Upon expiration of the prescribed appeal periods, these cases should be resolved with no material adverse impact on our consolidated financial statements.
     With respect to Blaszkowski v. Mars Inc., et al., on September 12, 2008, the court dismissed with prejudice all of the retailer defendants, including the Company.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We did not purchase any of our common stock during the thirteen weeks ended November 2, 2008. As of November 2, 2008 the value that may yet be purchased under the program is $25.0 million.

Item 6. Exhibits
(a) Exhibits

Exhibit 10.12	Employment Agreement between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer, as amended.

Exhibit 10.13	Employment Agreement between PetSmart and Robert F. Moran, President and Chief Operating Officer, as amended.

Exhibit 10.16	Amended and Restated Executive Change in Control and Severance Benefit Plan.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 26, 2008

/s/ Lawrence P. Molloy Lawrence P. Molloy Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Duly Authorized Officer of the Registrant)