Form 10-K
period 2009-02-01
PETSMART INC
filed 2009-03-26
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended February 1, 2009
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

Note — Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act from their obligations under those sections.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on August 3, 2008, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $2,875,236,000. This calculation excludes approximately 1,556,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2008 that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 16, 2009 was 127,301,557

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2009 Annual Meeting of Stockholders to be held on June 17, 2009, to be filed on or about May 4, 2009, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management’s current expectations and beliefs about future events or future financial performance. We have attempted to identify forward-looking statements by words such as: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” or other comparable terminology. These statements are not guarantees of future performance or results and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A. Risk Factors” contained in Part I of this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2008 fiscal year ended on February 1, 2009, and was a 52-week year. The 2007 fiscal year was a 53-week year, while the 2006 fiscal year was a 52-week year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

Item 1.	Business

General

During 2008, we generated net sales of $5.1 billion, making us North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets members of the family. Our strategy is to attract and keep these customers by becoming the preferred provider for the Total Lifetime Caresm of pets. As part of this strategy, we focus on delighting our customers, operating our business efficiently, and growing our pet services business.

We opened 104 net new stores in 2008 and at the end of the year operated 1,112 retail stores in North America. Square footage in 2008 increased 2.3 million to 25.1 million compared to 22.8 million in 2007. Our stores typically range in size from 18,000 to 27,500 square feet and carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,500 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary, or private label, brands across a range of product categories.

We complement our strong product assortment with value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services and virtually all our stores feature pet styling salons that provide high-quality grooming services. As of February 1, 2009, we offered pet boarding at 142 of our stores through our PetSmart PetsHotels®, or “PetsHotels.” As of February 1, 2009, there were full-service veterinary hospitals in 734 of our stores. Medical Management International, Inc., an operator of veterinary hospitals, operated 722 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third parties in Canada.

Our PetPerks® loyalty program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com®, our pet e-commerce site, as well as pets.com, our pet community site.

The Pet Industry

The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2009 market at approximately $45.4 billion, an increase of more than 165% since calendar year 1994. Based on the 2007/2008 APPA National Pet Owners Survey, more than 71 million households in the United States own a pet. In total, there are approximately 88 million cats and 75 million dogs owned as pets in the United States.

The pet industry can be divided into the following categories: food and treats, supplies and medicines, veterinary care, pet services (such as grooming and boarding) and purchases of pets. The APPA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and, in calendar year 2008, approximated $16.8 billion in sales, or 38.9% of the market.

Pet supplies and medicine sales account for approximately 23.1%, or $10.0 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services, and purchases of pets represent approximately 25.7%, 7.4% and 4.9%, respectively, of the market.

Competition

Based on total net sales, we are North America’s leading specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into eight different categories:

•	Warehouse clubs and other mass merchandisers;

•	Supermarkets (grocery stores);

•	Specialty pet supply stores;

•	Independent pet stores;

•	Veterinarians;

•	General retail merchandisers;

•	Catalog retailers; and

•	E-commerce retailers.

We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price and availability of other services. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and other mass and general retail merchandisers due to manufacturers’ restrictions, but are sold primarily through specialty pet supply stores, veterinarians and farm and feed stores. We believe our pet services business is a competitive advantage that cannot be easily duplicated. We believe we compete effectively in our various markets; however, some of our supermarket, warehouse club and other mass and general retail merchandise competitors are much larger in terms of overall sales volume and may have access to greater capital.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Add stores in existing multi-store, new multi-store and new single-store markets.  Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in distribution, information systems, procurement, marketing and store operations. During 2008, we opened 104 net new stores, and in 2009, we expect to open approximately 40 net new stores. In 2009, we plan to slow our store growth by about 60% as we work to balance investing for the future and maximizing our greatest opportunity to deliver consistent stockholder returns.

Provide the right store format to meet the needs of our customers.  We completed the conversion of our store base to a specialty store format in 2003. We believe our reformatted stores, combined with our other strategic initiatives, contribute to higher comparable store sales growth, profitability and return on investment. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. In 2005, we tested a store refresh program that builds on the initial reformat and emphasizes our highly differentiated training and adoption services. We refreshed many of our existing stores with this new format in 2006, 2007 and 2008 and expect to continue the refresh of stores in 2009 and 2010.

Expand our pet services business.  Based on net sales, we are North America’s leading specialty provider of pet services, which include professional grooming, training, boarding and day camp. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins. In 2005, we began the roll out of PetsHotel, a full-service in-store boarding facility for dogs and cats. The PetsHotel experience includes 24-hour supervision by our trained caregivers as well as an on-call veterinarian, temperature-controlled rooms and suites, daily specialty treats and playtime. In addition, each PetsHotel offers Doggie Day Campsm, a day camp service for dogs in climate-controlled play rooms with other dogs and our pet-loving staff trained in behavior assessment. As of February 1, 2009, we operated 142 PetsHotels. Pet services net sales grew by 16%, 22% and 26% in 2008, 2007 and 2006, respectively. We expect our ability to expand the pet services business will continue in 2009.

Offer superior customer service.  Our emphasis on the customer is designed to provide our customers with an unparalleled shopping experience every time they visit our stores. Using a detailed associate learning curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure their success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position, thus differentiating ourselves from grocery and other mass retailers.

Create meaningful differentiation that drives brand preference.  We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. In August 2005, we repositioned the PetSmart brand from its reputation as a “Mart” to “Smart,” to emphasize our capabilities as a resource of information, services and solutions. Our marketing and advertising efforts since have focused not only on emphasizing our unique offerings for customers, but also in promoting our strong value proposition. Through extensive and on-going customer research, we are gaining valuable insights into the wants and needs of our customers and developing solutions and communication strategies to address them. Our PetPerks® customer loyalty program, which is available in all PetSmart stores, plays a central role in this effort. We have increasingly greater capacity to customize offers more relevant to our customers, helping them build a stronger and more meaningful bond with their pet and a greater loyalty to PetSmart.

Drive efficiency and create a consistent customer experience by focusing on operating excellence.  Our operating excellence initiative — which emphasizes retail basics like store cleanliness, short check-out lines, a strong in-stock position, an effective supply chain and the care of the pets in our stores — allows us to provide a consistently superior shopping experience, even as we grow. It simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more productive.

We believe these strategic initiatives will continue to drive comparable store sales, profitability and return on investment.

Our Stores

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	2008	2007	2006

Store count at beginning of year	1,008	908	826
New, relocated and acquired stores opened	112	115	92
Stores closed	(8)	(15)	(10)

Store count at end of year	1,112	1,008	908

Distribution

Our distribution network and information systems are designed to optimize store inventory, drive the efficient use of store labor, facilitate a high in-stock position and promote high distribution center productivity. We currently ship product to our stores in full truckloads, some of which contain multiple store deliveries. We operate two kinds of distribution centers: forward distribution centers and combination centers. Our forward distribution centers handle consumable products that require rapid replenishment, while our combination distribution centers handle both consumable and non-consumable products. We believe the combination distribution centers drive efficiencies in transportation costs and store labor. Our suppliers generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors.

Merchandise

Merchandise sales, which have been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 89.6%, 90.3% and 91.2% of our net sales in 2008, 2007 and 2006, respectively. Merchandise generally falls into three main categories:

•	Consumables. Consumables merchandise sales includes pet food, treats, and litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or other mass and general retail merchandisers, as well as our private label foods. We also offer quality national brands traditionally found in supermarkets and pet stores. Consumables merchandise sales comprised 57%, 54% and 53% of our net sales in 2008, 2007 and 2006, respectively.

•	Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including private label products, includes collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, as well as accessories, décor and filters. Hardgoods merchandise sales comprised 40%, 43% and 44% of our net sales in 2008, 2007 and 2006, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 3% of our net sales in 2008, 2007 and 2006. We do not sell dogs or cats, but provide space in most stores for adoption and animal welfare organizations to use.

Pet Services

Pet services, which include grooming, training, boarding and day camp, represented 10.4%, 9.7% and 8.8% of our net sales in 2008, 2007 and 2006, respectively. Net sales from pet services increased 15.8% from $454.9 million in 2007 to $526.7 million in 2008.

We offer full-service grooming and training services in virtually all our stores. We typically allocate approximately 900 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and grinding, and toothbrushing. Depending on their experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses, led by our accredited pet training instructors who are passionate about pets.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of February 1, 2009, we operated 142 PetsHotels, and we plan to open approximately 20 PetsHotels in 2009.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 734 of our stores offer routine examinations and vaccinations, dental care, a pharmacy, and routine and complex surgical procedures. As of February 1, 2009, Medical Management International, Inc. operated 722 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” Medical Management International, Inc. is a wholly-owned subsidiary of MMI Holdings, Inc., collectively referred to as “MMIH.” The remaining 12 hospitals are located in Canada and are operated by other third parties. See Note 3 in the Notes to Consolidated Financial Statements for a discussion of our ownership interest in MMIH.

PetSmart Charities and Adoptions

Through PetSmart Charities, Inc., an independent 501(c)(3) organization, we support the activities of animal welfare organizations in North America. PetSmart Charities creates and supports programs to help find a lifelong loving home for every pet by:

•	Raising awareness of companion animal welfare issues;

•	Funding programs to further individual animal welfare organizations’ missions; and

•	Facilitating adoptions through in-store programs and pet transport programs.

Since 1994, PetSmart Charities has funded more than $87 million in grants and programs benefiting animal welfare organizations and, through its in-store adoption programs, has helped save the lives of more than 3.5 million pets.

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

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations, and the fact the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we can make no assurances we would be found to be in compliance in all jurisdictions at all times. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, these laws and regulations.

Intellectual Property

We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. Some of our intellectual property includes numerous servicemarks and trademarks registered with the United States Patent and Trademark Office, or “USPTO,” including: PetSmart®, PetSmart.com®, PetSmart PetsHotel®, PetPerks®, and Where Pets Are Family®, as well as many others. We also own several servicemark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered servicemarks, trademarks and pending applications in other countries, including Canada, as well as several trade names, domain names, and copyrights for use in our business.

Employees

As of February 1, 2009, we employed approximately 46,000 associates, approximately 22,000 of whom were employed full-time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are subject to no collective bargaining agreements and have experienced no work stoppages. We consider our relationship with our associates to be good. Increases in the federal and state minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States were $4.9 billion, $4.5 billion and $4.1 billion for 2008, 2007 and 2006, respectively. Net sales in Canada, denominated in United States dollars, were $217.6 million, $188.6 million and $133.0 million for 2008, 2007 and 2006, respectively. Substantially all our long-lived assets are located in the United States.

Available Information

We make available, free of charge through our investor relations internet website (www.petm.com), our Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission, or “SEC.”

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

Management

Our executive officers and their ages and positions on March 18, 2009, are as follows:

Name	Age	Position

Philip L. Francis	62	Chairman and Chief Executive Officer
Robert F. Moran	58	President and Chief Operating Officer
Lawrence P. Molloy	47	Senior Vice President, Chief Financial Officer
Scott A. Crozier	58	Senior Vice President, General Counsel, Secretary and Chief Compliance Officer
Donald E. Beaver	50	Senior Vice President, Chief Information Officer
Kenneth T. Hall	40	Senior Vice President
David K. Lenhardt	39	Senior Vice President, Store Operations and Human Resources
Mary L. Miller	48	Senior Vice President, Chief Marketing Officer
Joseph D. O’Leary	50	Senior Vice President, Merchandising and Supply Chain
Jaye D. Perricone	50	Senior Vice President, Real Estate and Development
Francesca M. Spinelli	55	Senior Vice President, People
Neil H. Stacey	55	Senior Vice President, Human Resources

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

Robert F. Moran was appointed President and Chief Operating Officer in December 2001. He joined PetSmart as President of North American Stores in July 1999. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

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

Scott A. Crozier joined PetSmart as Senior Vice President and General Counsel in June 1999, and was appointed Secretary in June 2000 and Chief Compliance Officer in March 2005. From 1998 to 1999, Mr. Crozier was Chairman and Chief Executive Officer of Westpac Consulting, L.L.C., a real estate services company. From 1987 to 1998, Mr. Crozier served in various positions and finally as Vice President and General Counsel for Phelps Dodge Corporation, a global mining and manufacturing company. Prior to that, he was Counsel for Talley Industries, Inc., and served as an enforcement attorney with the Securities Division of the Arizona Corporation Commission and during that time, was also appointed as Special Assistant Attorney General with the Arizona Attorney General’s Office. In January 2009, Mr. Crozier announced that he would retire in 2009.

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

Kenneth T. Hall is currently serving a one-year executive rotational assignment in the field in Store Operations. Mr. Hall joined PetSmart in October 2000 as Vice President, Strategic Planning and Customer Relationships. In January 2003, Mr. Hall was appointed Senior Vice President and Chief Marketing Officer, after serving in the role from October 2002 on an interim basis. He was appointed Senior Vice President of Merchandising in February 2006 and began his executive rotation in Store Operations in September 2008. Prior to PetSmart, he worked with Bain & Company, where he developed business and customer loyalty strategies and programs for major retail, automotive and financial services companies. He began his career with Exxon Company, where he held a variety of operations and financial roles.

David K. Lenhardt was appointed Senior Vice President, Store Operations and Human Resources in February 2009. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in September 2000, and was appointed Senior Vice President, Store Operations and Services in February 2007. From 1996 to 2000, Mr. Lenhardt was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.’s investment banking division.

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

Joseph D. O’Leary was appointed Senior Vice President, Merchandising and Supply Chain in October 2008. He joined PetSmart as Senior Vice President of Supply Chain in September 2006. Prior to joining PetSmart, Mr. O’Leary was Chief Operating Officer for Interactive Health, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, Mr. O’Leary held positions at Mothercare plc, Coopers & Lybrand LLP and BP International.

Jaye D. Perricone was appointed Senior Vice President, Real Estate and Development in December 2007, serving as Vice President, Real Estate during the year prior. Ms. Perricone joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President, Vice President of Services Operations, Vice President of Customer Service and Store Operations and Vice President of Property Management and Store Design. Prior to joining PetSmart, Ms. Perricone held various positions with Target Corporation, Pace Membership Warehouse, Inc. and Bizmart, Inc.

Francesca M. Spinelli joined PetSmart as Senior Vice President of People in September 2003. She served as Vice President of People for Radio Shack Corporation from 1998 to 1999, and Senior Vice President of People from 1999 to 2003. Previously, Ms. Spinelli was with Wal-Mart Stores, Inc., where she held the positions of Corporate Vice President, Organizational Development and Vice President, Human Resources — McLane Company, Inc., a former division of Wal-Mart. Prior to 1993, Ms. Spinelli held human resources positions with Dillashaw, Hawthorn and Company, P.C., and APS, Inc. In January 2009, Ms. Spinelli announced that she would retire in 2009.

Neil H. Stacey was appointed Senior Vice President of Human Resources in February 2009. He joined PetSmart in 1995 and served in a number of leadership roles including Vice President General Merchandise Manager from 1995 to 1999, Senior Vice President of Merchandising Consumables from 1999 to 2000, Regional Vice President from 2000 to 2007, and Divisional Vice President of Operations from 2007 to 2009. Prior to joining PetSmart, Mr. Stacey was employed at American Stores, a national food and drug retailer, where he held several leadership positions including Vice President of Advertising and Market Development, Vice President of Merchandising and Vice President of Business Process Redesign.

Item 1A.	Risk Factors

In the normal course of business, our operations, financial condition and results of operations are routinely subjected to a variety of risks. Our actual financial results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in the “Competition,” “Our Stores,” “Distribution” and “Government Regulation” sections of this Annual Report on Form 10-K. In addition, the current global economic conditions amplify many of these risks.

A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, weather, consumer confidence and unemployment levels. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability, and, in each case, harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, the demand for our products and services, our market share and our profitability.

The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

The pet products and services retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and general retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply stores and independent pet stores, veterinarians, catalog retailers and e-commerce retailers. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We can make no assurances we will not face greater competition from these or other retailers in the future. In particular, if supermarket, warehouse club or other mass and retail merchandiser competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, sales, operating results and profitability and require a change in our operating strategies.

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

The increased demands placed on existing systems and procedures, and on management by our store development plans, also could result in operational inefficiencies and less effective management of our business and associates, which could in turn adversely affect our financial performance. Opening new stores in a market will attract some customers away from other stores already operated by us in that market and diminish their sales. An increase in construction costs and/or building material costs could also adversely affect our financial performance.

Our leases are typically signed approximately 12 months before a store opens. Because of that timing, we may be unable to adjust our store opening schedule to new economic conditions or a change in strategy in a timely manner.

Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings and store closures.

Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. Sales of certain products and services are seasonal and because our stores typically draw customers from a large area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Also, controllable expenses, such as advertising, may fluctuate from quarter to quarter within a year. As a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of net sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

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

A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

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

Failure to successfully manage our inventory could harm our business.

In addition to the risks described elsewhere in this Item 1A relating to our distribution centers and inventory optimization by us and third parties, we are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or understocking products that we sell. Demand for products, however, can change between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast demand. We carry a broad selection of certain products, and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial and operational data and to maintain our in-stock positions. We possess disaster recovery capabilities for our key information systems and take measures to prevent security breaches and computer viruses. The failure of our information systems to perform as designed, loss of data or any interruption of our information systems for a significant period of time could disrupt our business.

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

The increasing costs associated with information security, such as increased investment in technology, the costs of compliance with consumer protection laws, and costs resulting from consumer fraud, could adversely impact our business. We also routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information, if our security procedures and controls were compromised, it could harm our business, reputation, operating results and financial condition and may increase the costs we incur to protect against such information security breaches.

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

Sales of premium pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of premium pet food do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass and retail merchandisers. If any premium pet food or pet supply vendor was to make its products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities, and two of our largest vendors account for a material amount of products sold. We can make no assurances that we will be able to find new qualified vendors who meet our standards or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, packaging and labeling requirements. Any inability of our existing vendors to provide products meeting such requirements in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are good, we have no material long-term supply commitments from our vendors, and any vendor could discontinue selling to us at any time.

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of the political, economic and financial environments where they are located, their ability to operate in challenging economic environments or meet our standards and applicable legal requirements, the availability of labor and raw materials, merchandise quality issues, currency exchange rates, transport availability and cost, inflation and other factors. In addition, Canada’s and the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

We offer various proprietary branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of the products may not meet our expectations. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to evaluate the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Food safety, quality and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of certain vendor-supplied food products and hard-good products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us and a loss of consumer confidence, which could have an adverse effect on our sales and operations.

Our failure to successfully anticipate merchandise returns could have a negative impact on our business.

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

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees, and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted. In addition, there historically has been a shortage of qualified veterinarians. If third party veterinary services providers cannot attract and retain a sufficient number of qualified veterinarians, their ability to provide veterinary services in our stores and our ability to increase the number of stores in which veterinary services are provided, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 1996 and operate 61 stores in Canada as of February 1, 2009. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal, and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in utilizing and enforcing our intellectual property rights;

•	Failure to understand the local culture and market;

•	The burden of complying with foreign laws, including tax laws and financial accounting standards; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

We and MMIH, the third-party operator of Banfield, The Pet Hospital, and our other third-party operators are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to host and MMIH’s ability to operate veterinary hospitals within our facilities. A determination that we, or MMIH, are in violation of any of these applicable statutes and regulations could require us, or MMIH, to restructure our operations to comply, or render us, or MMIH, unable to operate veterinary hospitals in a given location. If MMIH were to experience financial or other operating difficulties that would force it to limit its operations, or if MMIH were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves.

We currently account for our investment in MMIH under the equity method of accounting under Accounting Principles Board Opinion, or “APB,” No. 18, “The Equity Method of Accounting for Investments in Common Stock.” Any significant decrease in MMIH’s financial results may negatively impact our financial performance.

We face various risks as an e-commerce retailer.

We may require additional capital in the future to sustain or grow our e-commerce business. We have engaged a third-party to maintain our e-commerce website and process all customer orders placed through that site. Business risks related to our e-commerce business include our ability to keep pace with rapid technological change; failure in our, or any third-party processor’s, security procedures and operational controls; failure or inadequacy in our, or any third-party processor’s, systems or ability to process customer orders; government regulation and legal uncertainties with respect to e-commerce; and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materialize, it could have an adverse effect on our business.

Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

We expect to fund our currently planned operations with existing capital resources, including cash flows from operations and the borrowing capacity under our credit facility. If, however, we are unable to effectively manage our cash flows or generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations even if we believe that we have sufficient funds for our current or future operating plans. Our credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility and letter of credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms could harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution or accretion to our stockholders.

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

Changes to estimates related to our property and equipment, or operating results, that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

We make estimates and projections in connection with impairment analyses for our store locations in accordance with accounting principles generally accepted in the United States of America, or “GAAP.” We review all stores for potential impairment. An impairment charge is required when the carrying value of the asset exceeds the undiscounted future cash flows over the life of the asset. These calculations require us to make a number of estimates and projections of future results. If these estimates or projections change or prove inaccurate, we may be, and have been, required to record impairment charges on certain of these store locations. If these impairment charges are significant, our results of operations would be adversely affected.

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

We have documented and tested our internal controls over financial reporting to assess their design and operating effectiveness. Internal controls over financial reporting have inherent limitations and are not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. We may encounter problems or delays in completing the review and evaluation and implementing improvements. Additionally, we may identify deficiencies that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have a material weakness in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.

Changes in laws, accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results.

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

Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism, financial irregularities and fraud at other publicly traded companies and fiscal viability of insurers. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

Pending legislation, weather, catastrophic events, disease, or other factors, could disrupt our operations, supply chain and the supply of small pets and products we sell, which could harm our reputation and decrease sales.

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

Fluctuations in the stock market, as well as general economic and market conditions, may impact our operations, sales, financial results and market price of our common stock.

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

Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit and the financial soundness of our suppliers.

Financial turmoil affecting the banking system and financial markets and the risk that additional financial institutions may consolidate or become insolvent has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets, and volatility in credit, currency and equity markets. In such an environment, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor its legal commitments under our credit facility, it could be difficult in this environment to replace our credit facility on similar terms. And if our suppliers or key third party vendors of necessary services and technical systems encounter similar difficulties with credit or liquidity in their own businesses, our business may also be adversely affected.

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

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of February 1, 2009:

Number of
United States:	Stores

Alabama	13
Arizona	47
Arkansas	5
California	122
Colorado	33
Connecticut	7
Delaware	3
Florida	67
Georgia	36
Idaho	4
Illinois	49
Indiana	21
Iowa	8
Kansas	7
Kentucky	8
Louisiana	14
Maine	2
Maryland	29
Massachusetts	14
Michigan	32
Minnesota	15
Mississippi	5
Missouri	17
Montana	3
Nebraska	6
Nevada	15
New Hampshire	5
New Jersey	37
New Mexico	6
New York	37
North Carolina	37
North Dakota	2
Ohio	39
Oklahoma	13
Oregon	14
Pennsylvania	44
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	20
Texas	107
Utah	11
Vermont	1
Virginia	43
Washington	22
West Virginia	1
Wisconsin	11

Total U.S. stores	1,051
Canada	61

Total stores	1,112

We lease substantially all of our stores, distribution centers, and corporate offices under non-cancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for two to three additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2025. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during 2008, 2007 and 2006.

Our corporate offices currently contain approximately 250,000 square feet. In July 2006, we entered into 15 year lease agreements to expand our corporate offices and renovate the existing offices. The project is expected to be completed in April 2009 and add approximately 115,000 square feet.

Our distribution centers and respective lease expirations as of February 1, 2009, were as follows:

	Square
Location	Footage	Date Opened	Distribution Type	Lease Expiration
	(In thousands)

Ennis, Texas	230	May 1996	Combination distribution center	2012
Phoenix, Arizona	620	November 1999	Forward distribution center	2021
Columbus, Ohio	613	September 2000	Combination distribution center	2010
Gahanna, Ohio	276	October 2000	Forward distribution center	2010
Hagerstown, Maryland	252	October 2000	Forward distribution center	2010
Ottawa, Illinois	1,000	August 2005	Combination distribution center	2015
Newnan, Georgia	878	July 2007	Combination distribution center	2022
Reno, Nevada	873	April 2008	Combination distribution center	2023

Total	4,742

We opened our 878,000 square foot combination distribution center in Newnan, Georgia in July 2007, replacing the 200,000 square foot forward distribution center previously leased in Newnan, Georgia. In April 2008, we replaced a 199,000 square foot forward distribution center in Reno, Nevada with an 873,000 square foot combination distribution center in Reno, Nevada.

In February 2007, we decided to exit the State Line Tack equine product line and closed our e-commerce fulfillment, equine catalog fulfillment and equine distribution center in Brockport, New York during 2007. See Note 18 in the Notes to Consolidated Financial Statements for additional information.

Item 3.	Legal Proceedings

In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued. The Sorenson settlement was preliminarily approved by the court on August 5, 2008, while the Enabnit settlement was preliminarily approved on December 8, 2008.

On January 12, 2009, a former groomer filed a lawsuit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleges that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. The plaintiff seeks compensatory damages, penalties under the California

Labor Code, restitution, attorney’s fees and costs, and prejudgment interest. On February 17, 2009, we removed the action to the United States District Court for the Central District of California.

We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.

Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07)
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)

By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.

On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. court approved the settlement, and the Canadian courts gave final approval on November 3, 2008.

Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement. Upon expiration of the prescribed appeal process, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our consolidated financial statements.

There have been no appeals filed in Canada.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our security holders during the thirteen weeks ended February 1, 2009.

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

	High	Low

Year Ended February 1, 2009
First Quarter ended May 4, 2008	$24.81	$18.75
Second Quarter ended August 3, 2008	$24.94	$18.78
Third Quarter ended November 2, 2008	$28.86	$16.73
Fourth Quarter ended February 1, 2009	$19.89	$13.27
Year Ended February 3, 2008
First Quarter ended April 29, 2007	$34.69	$28.50
Second Quarter ended July 29, 2007	$35.48	$31.15
Third Quarter ended October 28, 2007	$35.01	$27.57
Fourth Quarter ended February 3, 2008	$29.98	$21.12

Common Stock Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2008, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
September 24, 2008	$0.03	October 31, 2008	November 14, 2008
December 17, 2008	$0.03	January 30, 2009	February 13, 2009

In 2007, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 27, 2007	$0.03	April 27, 2007	May 11, 2007
June 20, 2007	$0.03	July 27, 2007	August 10, 2007
September 19, 2007	$0.03	October 26, 2007	November 9, 2007
December 13, 2007	$0.03	February 1, 2008	February 15, 2008

On March 24, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 15, 2009 to stockholders of record on May 1, 2009.

Holders.  On March 16, 2009, there were 3,539 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 17, 2009 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Stock Purchase Program.  In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We did not purchase any of our common stock during the thirteen weeks ended February 1, 2009. As of February 1, 2009, the value that may yet be purchased under the program is $25.0 million.

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

The following graph shows a five-year comparison of the cumulative total stockholders’ returns for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on February 1, 2004 in stock or on January 31, 2004 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PetSmart, Inc., The S & P 500 Index
And The S & P Specialty Stores Index

	2/1/04	1/30/05	1/29/06	1/28/07	2/3/08	2/1/09

PetSmart, Inc.	100.00	128.87	107.76	130.48	103.43	81.43
S & P 500	100.00	106.23	117.26	134.28	131.17	80.50
S & P Specialty Stores	100.00	109.03	135.63	154.04	117.56	64.74

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	February 1,	February 3,	January 28,	January 29,	January 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$5,065,293	$4,672,656	$4,233,857	$3,760,499	$3,363,452

Gross profit	1,495,433	1,436,821	1,307,770	1,173,001	1,038,587
Operating, general and administrative expenses	1,125,579	1,085,308	985,936	861,621	781,248

Operating income	369,854	351,513	321,834	311,380	257,339
Gain on sale of equity investment	—	95,363	—	—	—
Interest income	579	6,813	10,551	9,037	4,791
Interest expense	(59,336)	(51,496)	(42,268)	(31,208)	(21,326)

Income before income tax expense and equity in income from investee	311,097	402,193	290,117	289,209	240,804
Income tax expense	(121,019)	(145,180)	(105,048)	(106,719)	(83,351)
Equity in income from investee	2,592	1,671	—	—	—

Net income	$192,670	$258,684	$185,069	$182,490	$157,453

Earnings Per Common Share Data:
Basic	$1.55	$1.99	$1.36	$1.30	$1.09
Diluted	$1.52	$1.95	$1.33	$1.25	$1.05
Dividends declared per common share	$0.12	$0.12	$0.12	$0.12	$0.12
Weighted average shares outstanding:
Basic	124,342	129,851	135,836	140,791	143,888
Diluted	126,751	132,954	139,537	145,577	149,652
Selected Operating Data:
Stores open at end of period	1,112	1,008	908	826	726
Square footage at end of period	25,102,528	22,825,783	20,787,903	19,029,359	16,967,480
Net sales per square foot(2)	$202	$210	$208	$206	$205
Net sales growth	8.4%	10.4%	12.6%	11.8%	12.4%
Increase in comparable store sales(3)	3.8%	2.4%	5.0%	4.2%	6.3%
Selected Balance Sheet Data:
Merchandise inventories	$584,011	$501,212	$487,400	$399,413	$337,281
Working capital	$396,677	$214,404	$324,887	$377,766	$477,929
Total assets	$2,357,653	$2,167,257	$2,053,477	$1,863,691	$1,678,407
Total debt(4)	$585,993	$563,747	$449,001	$364,123	$250,735
Total stockholders’ equity	$1,144,136	$986,597	$1,000,894	$940,750	$973,947
Current ratio	1.83	1.31	1.63	1.82	2.36
Long-term debt-to-equity	48%	52%	43%	37%	25%
Total debt-to-capital	34%	36%	31%	28%	20%

(1)	2007 consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons other than comparable store sales which was calculated on an equivalent 52 week basis, also reflect the impact of one additional week in 2007. The estimated impact of the additional week in 2007 resulted in the following increases: net sales, $89.7 million; gross profit, $34.4 million; operating, general and administrative expenses, $18.3 million; income before income tax expense and equity in income from investee, $16.0 million; net income, $9.8 million; and diluted earnings per common share, $0.07.

(2)	Net sales per square foot were calculated by dividing net sales, excluding catalog and e-commerce sales, by average square footage.

(3)	Retail stores only, excludes catalog and e-commerce sales in all periods. For 2007, includes sales through week 52.

(4)	Represents borrowings under credit facility and capital lease obligations.

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

Overview

Based on our 2008 net sales of $5.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of February 1, 2009, we operated 1,112 stores, and we anticipate opening approximately 40 net new stores in 2009. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 10,500 distinct items, including nationally recognized brand names, as well as an extensive selection of private label brands across a range of product categories.

We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of February 1, 2009, we operated 142 PetsHotels, and we anticipate opening approximately 20 PetsHotels in 2009.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of February 1, 2009, full-service veterinary hospitals were in 734 of our stores. MMIH operated 722 of the veterinary hospitals. The remaining 12 hospitals are operated by other third parties in Canada.

Executive Summary

•	Diluted earnings per common share for 2008 were $1.52 on net income of $192.7 million compared to diluted earnings per common share of $1.95 on net income of $258.7 million in 2007. The 2007 diluted earnings per share included benefits of $0.48 per common share for the sale of a portion of our non-voting shares in MMI Holdings, Inc., and $0.07 for the 53rd week in 2007, which was partially offset by the $0.07 charge for the sale of the State Line Tack business.

•	Net sales increased 8.4% to $5.1 billion in 2008 compared to $4.7 billion in 2007 due to new store openings and an increase in comparable store sales. The 53rd week in 2007 increased sales by approximately $89.7 million.

•	We added 104 net new stores during 2008 and operated 1,112 stores at the end of the year.

•	Comparable store sales, or sales in stores open at least one year, increased 3.8% during 2008 compared to a 2.4% increase during 2007.

•	Services sales increased 15.8% to $526.7 million, or 10.4% of net sales, for 2008 compared to $454.9 million, or 9.7% of net sales, during 2007. The 53rd week in 2007 increased services sales by $8.4 million.

•	We purchased 2.3 million and 9.8 million shares of our common stock for $50.0 million and $315.0 million during 2008 and 2007, respectively.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, insurance liabilities and reserves, asset impairments, reserve for closed stores, reserves against deferred tax assets and uncertain tax positions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

As of February 1, 2009, and February 3, 2008, we had inventory valuation reserves of $14.6 million and $13.3 million, respectively.

Asset Impairments

We review long-lived assets for impairment in accordance with Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” We conduct this review quarterly and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable. There were no material asset impairments identified during 2008.

Reserve for Closed Stores

We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed, in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of February 1, 2009, and February 3, 2008, our reserve for closed stores was $6.4 million and $6.2 million, respectively. We can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability, and workers’ compensation insurance. Property insurance covers approximately $2.1 billion in buildings and contents, including furniture and fixtures, leasehold improvements, and inventory. Under our casualty and workers’ compensation insurance policies as of February 1, 2009, we retained an initial risk of loss of $0.5 million per occurrence for general liability and $1.0 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment to the reserves. As of February 1, 2009, and February 3, 2008, we had approximately $92.5 million and $86.7 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability, and workers’ compensation insurance policies.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 1, 2009, and February 3, 2008, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

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

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.5	69.3	69.1

Gross profit	29.5	30.7	30.9
Operating, general and administrative expenses	22.2	23.2	23.3

Operating income	7.3	7.5	7.6
Gain on sale of investment	—	2.0	—
Interest income	0.0	0.1	0.2
Interest expense	(1.2)	(1.1)	(1.0)

Income before income tax expense and equity in income from investee	6.1	8.6	6.9
Income tax expense	(2.4)	(3.1)	(2.5)
Equity in income from investee	0.1	0.0	—

Net income	3.8%	5.5%	4.4%

2008 (52 weeks) compared to 2007 (53 weeks)

Net Sales

Net sales increased $392.6 million, or 8.4%, to $5.1 billion in 2008, compared to net sales of $4.7 billion in 2007. The sales increase is primarily due to the addition of 104 net new stores since February 3, 2008, partially offset by the 53rd week of sales in 2007 and a 3.8% increase in comparable store sales for 2008. The 53rd week in 2007 increased net sales by approximately $89.7 million. Our comparable store sales growth was 2.4% for 2007. The increase in our comparable sales growth rate was due to inflation and pricing strategies, partially offset by economic conditions and a slow down in consumer spending, primarily in our hardgoods category.

Services sales, which are included in our net sales amount discussed above and include grooming, training, boarding and day camp, increased by 15.8%, or $71.8 million, to $526.7 million in 2008 compared to $454.9 million in 2007. The increase during 2008 was primarily due to continued strong demand for our grooming services, the addition of 104 net new stores, and 45 new PetsHotels, partially offset by the 53rd week in 2007, which increased services sales by $8.4 million.

Gross Profit

Gross profit decreased to 29.5% of net sales for 2008 from 30.7% for 2007.

In 2008, store occupancy costs increased as a percentage of net sales, as we opened 104 net new stores and 45 PetsHotels. The increase in store occupancy costs as a percentage of net sales is due to the addition of new stores in more expensive regions, as well as higher real property taxes and lower reimbursements from MMIH for vet clinic expenses.

Warehouse and distribution costs were flat as a percentage of net sales. We realized cost savings from increased productivity and efficiency across the distribution network due to our new replacement distribution centers in Newnan, Georgia and Reno, Nevada, offset by pressure from higher fuel prices during 2008 compared to 2007.

Services sales were essentially flat as a percentage of net sales. We also opened 45 PetsHotels in 2008 compared to 35 in 2007. PetsHotels have higher costs as a percentage of net sales in the first several years.

Merchandise margin decreased due to an increase of consumables merchandise sales relative to total net sales. Consumables merchandise sales typically generate a lower gross margin compared to hardgoods merchandise. Macroeconomic conditions, including a decrease in consumer spending, challenged our merchandise margins. As a result, we have experienced softness in our higher margin hardgoods merchandise sales.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased as a percentage of net sales to 22.2% for 2008 from 23.2% for 2007.

The decrease in operating, general and administrative expenses as a percentage of net sales was attributable to various cost savings initiatives, including a new store labor management process, combined with reduced professional fees, renegotiated maintenance and supply contracts, and lower insurance-related costs. These expense decreases were partially offset by higher payroll and benefit costs for additional headcount at our corporate headquarters, and higher stock-based compensation expense.

Interest Income

Interest income decreased to $0.6 million for 2008 compared to $6.8 million for 2007, as our investments were limited to short-term, highly liquid, money market funds. Cash available for short-term investments was lower during 2008 compared to 2007 primarily due to cash used to partially fund our accelerated share repurchase, or “ASR,” agreement, in August 2007, payments on the revolving line of credit, and the purchase of 2.3 million shares of our common stock for $50.0 million during 2008.

Interest Expense

Interest expense, which is primarily related to capital leases, increased to $59.3 million for 2008 compared to $51.5 million for 2007. The increase is primarily attributable to continued increases in capital lease obligations.

Income Tax Expense

In 2008, the $121.0 million income tax expense represents an effective tax rate of 38.9%, compared with 2007 income tax expense of $145.2 million, which represented an effective tax rate of 36.1%. The effective tax rate for 2007 includes a benefit from the use of capital loss carryforwards to reduce the tax on the gain from the sale of MMIH non-voting shares and benefits from the release of uncertain tax positions as a result of settlements with taxing authorities and from the expiration of the statute of limitations for certain tax positions. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.

Equity in Income from Investee

Our equity in income from our investment in MMIH was $2.6 million and $1.7 million for 2008 and 2007, respectively.

2007 (53 weeks) compared to 2006 (52 weeks)

Net Sales

Net sales increased $438.8 million, or 10.4%, to $4.7 billion in 2007, compared to net sales of $4.2 billion in 2006. The sales increase is primarily due to the addition of 100 net new stores since January 28, 2007, the 53rd week of sales and a 2.4% increase in comparable store sales for 2007. The 53rd week increased net sales by approximately $89.7 million. Our comparable store sales growth was 5.0% for 2006. The decrease in our comparable sales growth rate was due to economic conditions, a slow down in consumer spending and the impact of the recall of certain pet food products during the twenty-six weeks ended July 29, 2007, as well as reduced sales of equine products as a result of our decision to exit that product line.

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

Additionally, services sales increased as a percentage of net sales. Services sales generate lower gross margins than merchandise sales as we include service-related labor in cost of sales; however, services generate higher operating margins than merchandise sales. We also opened 35 PetsHotels in 2007 compared to 30 in 2006. PetsHotels have higher costs as a percentage of net sales in the first several years.

These decreases in the gross profit percentages were partially offset by improvements in merchandise margins. Merchandise margins continued to benefit from pricing initiatives, partially offset by a change in product mix. Hardgoods sales, which generally have higher gross margins than consumable merchandise, grew at a slower rate than consumable sales.

In 2007, we entered into a new master operating agreement with MMIH that has an initial 15-year term and has resulted in higher license fees. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Consolidated Statement of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and treat the reimbursement as a reduction of the stores’ operating expense.

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

These expense decreases were offset by expenses incurred to exit our equine product line and by higher corporate payroll and other expenses. The expenses to exit the equine product line included accelerated depreciations of assets, severance and costs to remerchandise the equine sections of our stores. Corporate payroll and other expenses continues to increase as our revenue growth slowed.

Gain on Sale of Equity Investment and Equity in Income from Investee

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

Interest Expense

Interest expense, which is primarily related to capital leases, increased to $51.5 million for 2007 compared to $42.3 million for 2006. The increase is primarily attributable to continued increases in capital lease obligations and new bank borrowings during 2007 to fund a portion of the ASR.

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

The effective tax rate for 2007 includes a benefit from the use of capital loss carryforwards to reduce the tax on the gain from the sale of MMIH non-voting shares and benefits from the release of uncertain tax positions as a result of settlements with taxing authorities and from the expiration of the statute of limitations for certain tax positions. The effective tax rate for 2006 includes the settlement of an audit with the Internal Revenue Service and tax benefits primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits.

Liquidity and Capital Resources

Cash Flow

Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to our credit facility and to generate operating cash flow sufficient to meet our financing needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $350.0 million five-year revolving credit facility, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $420.7 million for 2008, $332.7 million for 2007 and $289.3 million for 2006. Included in net cash provided by operating activities for 2008 were $27.1 million of tax benefits from the Economic Stimulus Act of 2008, which provided for an accelerated depreciation deduction for certain qualifying property. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities.

Net cash used in investing activities was $235.2 million for 2008, $139.2 million for 2007 and $103.9 million for 2006. The net cash used in 2008 consisted primarily of capital expenditures. Capital expenditures consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives. The primary differences between 2008 and 2007 were cash received from the sale of MMIH stock during 2007, cash used to purchase the Canadian store locations during 2007, no purchases of short-term investments during 2008, and less cash used to purchase property and equipment during 2008.

Net cash used in financing activities was $113.8 million for 2008, $293.7 million for 2007 and $145.0 million for 2006. The net cash used in 2008 consisted primarily of the purchase of treasury stock, payments on capital lease obligations, a decrease in our bank overdraft, payments of cash dividends and net payments from common stock issued under equity incentive plans. These activities were partially offset by a net increase in our credit facility borrowings and proceeds from tax deductions in excess of the compensation cost recognized. The primary differences between 2008 and 2007 were lower purchases of treasury stock in 2008, lower proceeds from common stock issued under stock incentive plans, a smaller decrease in bank overdrafts, and lower tax deductions in excess of the compensation cost recognized.

Common Stock Purchase Program

In June 2005, the Board of Directors approved a program authorizing the purchase of up to $270.0 million of our common stock through 2006. During 2006, we purchased approximately 6.3 million shares of our common stock for approximately $161.9 million. In August 2006, the Board of Directors increased the amount remaining under that share purchase program by $141.7 million, to bring the share purchase capacity under the program to $250.0 million and extended the term of the program to August 9, 2007. From January 29, 2007 through June 4, 2007, we purchased 2.8 million shares of our common stock for $89.9 million under the $250.0 million program, completing the program.

In August 2007, the Board of Directors approved a new program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million ASR agreement. The ASR contained provisions that established the minimum and maximum number of shares purchased during its term. Pursuant to the terms of the ASR, on August 20, 2007, we paid $225.0 million to the ASR counterparty. The ASR was initially funded with $125.0 million in cash and $100.0 million in borrowings under our new credit facility. We received 7.0 million shares of common stock between August 20, 2007 and January 31, 2008 which were recorded as treasury stock in the Consolidated Balance Sheets, completing the ASR.

During 2008, we purchased 2.3 million shares of our common stock for $50.0 million. As of February 1, 2009, $25.0 million remained available under the $300.0 million program.

Common Stock Dividends

We presently believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. During each of 2008, 2007, and 2006, we paid aggregate dividends of $0.12 per share.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 112 new stores and closed 8 stores in 2008. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be approximately $115.0 to $125.0 million for 2009, based on our plan to open approximately 40 net new stores and 20 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures for each of the past three years (in thousands):

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Capital Expenditures:
New stores	$83,124	$114,398	$78,389
Store-related projects(1)	51,908	68,612	51,482
PetsHotel(2)	43,098	44,039	29,999
Information technology	27,464	34,187	61,522
Supply chain	20,480	30,316	18,420
Other(3)	12,114	2,885	1,294

Total capital expenditures	$238,188	$294,437	$241,106

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

(3)	Includes corporate office related expenses, including costs related to the expansion and renovation of our corporate offices during 2008.

Lease and Other Commitments

Operating and Capital Lease Commitments and Other Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and includes obligations for executed agreements for which we do not yet have the right to control the use of the property at February 1, 2009, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		2010 &	2012 &	2014 and
Contractual Obligation	2009	2011	2013	Beyond	Other	Total

Operating lease obligations	$257,829	$549,452	$526,092	$970,522	$—	$2,303,895
Capital lease obligations(1)	88,990	195,234	198,034	481,065	—	963,323
Purchase obligations(2)	20,448	—	—	—	—	20,448
Uncertain tax positions(3)	—	—	—	—	8,127	8,127
Insurance obligations(4)	21,369	—	—	—	63,199	84,568

Total	$388,636	$744,686	$724,126	$1,451,587	$71,326	$3,380,361
Less: Sublease income	3,488	6,610	4,730	4,688	—	19,516

Net Total	$385,148	$738,076	$719,396	$1,446,899	$71,326	$3,360,845

(1)	Includes $377.3 million in interest.

(2)	Represents purchase obligations for advertising commitments.

(3)	Approximately $8.1 million of unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities in accordance with FIN No. 48, and we are uncertain as to if or when such amounts may be settled.

(4)	Approximately $63.2 million of insurance obligations, as shown in “Other” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2009.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities. As of February 1, 2009, $91.3 million was outstanding under our letters of credit.

Related Party Transactions

We have an investment in MMIH which, through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 722 of our stores. Our investment consists of common and convertible preferred stock.

During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting instead of the previously applied cost method in accordance with APB No. 18. As of February 1, 2009, we owned approximately 21.5% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.

Conversion to the equity method of accounting would typically require a restatement of prior years’ consolidated financial statements for MMIH earnings. However, because the amounts are not material, we have not restated prior year financial statements. Our equity income from our investment in MMIH, which is recorded one month in arrears, was $2.6 million for 2008.

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

We recognized license fees, utilities and other cost reimbursements of $30.1 million and $32.9 million during 2008 and 2007, respectively. Receivables from MMIH totaled $3.3 million and $4.5 million at February 1, 2009, and February 3, 2008, respectively, and were included in the receivables in the accompanying Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with a hospital operated by MMIH.

Credit Facility

In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of February 1, 2009, we had no borrowings and $91.3 million in stand-by letter of credit issuances under our $350.0 million five-year revolving credit facility.

We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of February 1, 2009, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash and short-term investments on deposit with the lenders, and no other approved investments related to this facility.

We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.

The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of February 1, 2009, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

Seasonality and Inflation

Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses could fluctuate from quarter-to-quarter in a year. Since our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

While we have experienced inflationary pressure in 2008, we have been able to largely mitigate the effect by increasing retail prices accordingly. Although neither inflation nor deflation has had a material impact on net operating results, we can make no assurance that our business will not be affected by inflation or deflation in the future.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We do not believe the impact of adopting SFAS No. 160 will be material to our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position, or “FSP,” No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively and early application is not permitted. We believe the adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements or disclosures.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with interest rate and foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk is associated with fuel prices. Recent developments in the global capital and credit markets, however, have rendered risks less predictable.

Energy Costs

Increased fuel prices have negatively impacted our results of operations during the first half of 2008. Offsetting the increase in fuel prices was a decrease in average miles driven per store as a result of our new distributions center in Newnan, Georgia and Reno, Nevada and better truck space utilization. Our results will be negatively impacted if energy prices increase in the future.

Foreign Currency Risk

Our Canadian subsidiary operates 61 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $217.6 million, or 4.3%, of our consolidated net sales for 2008. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.

Net exchange gains and losses were not material in 2008, 2007 and 2006.

Interest Rate Risk

We have the ability to use a revolving line of credit and short-term bank borrowings to support seasonal working capital needs and to finance capital requirements of the business. Borrowings under the credit facility bear interest at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. Therefore, we have exposure to changes in interest rates. During 2008, we borrowed $576.0 million as needed to support seasonal working capital needs. As of February 1, 2009, there were no borrowings under the revolving line of credit. We had $100.0 million of borrowings under the line of credit during 2007 to partially fund our ASR, in addition to occasional borrowings as needed to support seasonal working capital needs.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of February 1, 2009, our disclosure controls and procedures were (1) designed to ensure that material information relating to us, including our consolidated subsidiaries, is made known to our CEO and CFO by others within the entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be discussed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

We assessed the effectiveness of our internal control over financial reporting as of February 1, 2009. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that we maintained effective internal control over financial reporting as of February 1, 2009.

The effectiveness of our internal control over financial reporting as of February 1, 2009, has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the thirteen weeks ended February 1, 2009, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the “Company”) as of February 1, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 1, 2009 of the Company and our reports dated March 26, 2009 expressed unqualified opinions on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 26, 2009

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 17, 2009.

Our associates must act ethically at all times and in accordance with the policies in PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our CEO, CFO and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy, and any amendments or waivers to the policy, in the Corporate Governance section of our Internet Website located at www.petm.com.

Item 11.	Executive Compensation

The information required by this item is incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Stock Award Grants,” “Exercises and Plans,” “Employment and Severance Agreements,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee of the Board of Directors” in our proxy statement.

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

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2008 and 2007” in our proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedule

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2009.

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

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Chairman of the Board of Directors, and Chief Executive Officer (Principal Executive Officer)	March 26, 2009

/s/ LAWRENCE P. MOLLOY Lawrence P. Molloy	Senior Vice President, Chief Financial Officer (Principal Financial Officer)	March 26, 2009

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	March 26, 2009

/s/ RITA V. FOLEY Rita V. Foley	Director	March 26, 2009

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 26, 2009

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 26, 2009

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 26, 2009

Signature	Title	Date

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 26, 2009

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 26, 2009

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 26, 2009

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 26, 2009

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of February 1, 2009 and February 3, 2008, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of February 1, 2009 and February 3, 2008, and the results of their operations and their cash flows for each of the three years in the period ended February 1, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of February 1, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 26, 2009

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	February 1,	February 3,
	2009	2008

ASSETS
Cash and cash equivalents	$126,314	$58,322
Receivables, net	48,609	49,341
Merchandise inventories	584,011	501,212
Deferred income taxes	28,223	28,644
Prepaid expenses and other current assets	87,677	73,231

Total current assets	874,834	710,750
Property and equipment, net	1,302,245	1,230,770
Equity investment in affiliate	25,938	23,346
Deferred income taxes	93,128	126,665
Goodwill	38,645	44,333
Other noncurrent assets	22,863	31,393

Total assets	$2,357,653	$2,167,257

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft.	$194,630	$172,352
Accrued payroll, bonus and employee benefits	88,337	84,727
Accrued occupancy expenses and deferred rents	55,642	46,955
Short-term debt	—	30,000
Current maturities of capital lease obligations	32,233	24,982
Other current liabilities	107,315	137,330

Total current liabilities	478,157	496,346
Capital lease obligations	553,760	508,765
Deferred rents	92,155	88,954
Other noncurrent liabilities	89,445	86,595

Total liabilities	1,213,517	1,180,660

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 159,770 and 158,104 shares issued	16	16
Additional paid-in capital	1,117,557	1,079,190
Retained earnings	936,100	758,674
Accumulated other comprehensive (loss) income	(2,714)	5,585
Less: treasury stock, at cost, 32,408 and 30,066 shares	(906,823)	(856,868)

Total stockholders’ equity	1,144,136	986,597

Total liabilities and stockholders’ equity	$2,357,653	$2,167,257

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)
	(In thousands, except per share data)

Merchandise sales	$4,538,563	$4,217,716	$3,860,176
Services sales	526,730	454,940	373,681

Net sales	5,065,293	4,672,656	4,233,857
Cost of merchandise sales	3,184,819	2,901,415	2,654,171
Cost of services sales	385,041	334,420	271,916

Total cost of sales	3,569,860	3,235,835	2,926,087

Gross profit	1,495,433	1,436,821	1,307,770
Operating, general and administrative expenses	1,125,579	1,085,308	985,936

Operating income	369,854	351,513	321,834
Gain on sale of equity investment	—	95,363	—
Interest income	579	6,813	10,551
Interest expense	(59,336)	(51,496)	(42,268)

Income before income tax expense and equity in income from investee	311,097	402,193	290,117
Income tax expense	(121,019)	(145,180)	(105,048)
Equity in income from investee	2,592	1,671	—

Net income	192,670	258,684	185,069
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(8,299)	4,457	(478)

Comprehensive income	$184,371	$263,141	$184,591

Earnings per common share:
Basic	$1.55	$1.99	$1.36

Diluted	$1.52	$1.95	$1.33

Weighted average shares outstanding:
Basic	124,342	129,851	135,836

Diluted	126,751	132,954	139,537

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

						Accumulated
						Other
	Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid-In	Retained	(Loss)	Treasury
	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Total
	(In thousands, except per share data)

BALANCE AT JANUARY 29, 2006	153,024	(14,027)	$15	$970,664	$348,442	$1,606	$(379,977)	$940,750
Stock options and employee stock purchase plan compensation cost				9,936				9,936
Net tax benefits from tax deductions in excess of the compensation cost recognized				5,989				5,989
Issuance of common stock under stock incentive plans	2,172		1	28,625				28,626
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	586			9,416				9,416
Dividends declared ($0.12 per share)					(16,550)			(16,550)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(478)		(478)
Purchase of treasury stock, at cost		(6,286)					(161,864)	(161,864)
Net income					185,069			185,069

BALANCE AT JANUARY 28, 2007	155,782	(20,313)	16	1,024,630	516,961	1,128	(541,841)	1,000,894
Cumulative effect of FIN No. 48 adoption					(1,164)			(1,164)
Stock options and employee stock purchase plan compensation cost				5,137				5,137
Net tax benefits from tax deductions in excess of the compensation cost recognized				9,921				9,921
Issuance of common stock under stock incentive plans	2,031			31,576				31,576
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	291			7,926				7,926
Dividends declared ($0.12 per share)					(15,807)			(15,807)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						4,457		4,457
Purchase of treasury stock, at cost		(9,753)					(315,027)	(315,027)
Net income					258,684			258,684

BALANCE AT FEBRUARY 3, 2008	158,104	(30,066)	16	1,079,190	758,674	5,585	(856,868)	986,597
Stock options and employee stock purchase plan compensation cost				10,074				10,074
Net tax benefits from tax deductions in excess of the compensation cost recognized				1,980				1,980
Issuance of common stock under stock incentive plans	1,109		1	14,108				14,109
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	557		(1)	12,205				12,204
Dividends declared ($0.12 per share)					(15,244)			(15,244)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(8,299)		(8,299)
Purchase of treasury stock, at cost		(2,342)					(49,955)	(49,955)
Net income					192,670			192,670

BALANCE AT FEBRUARY 1, 2009	159,770	(32,408)	$16	$1,117,557	$936,100	$(2,714)	$(906,823)	$1,144,136

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$192,670	$258,684	$185,069
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225,054	195,980	156,941
Gain on sale of equity investment	—	(95,363)	—
Loss on disposal of property and equipment	5,589	6,914	8,727
Stock-based compensation expense	24,301	18,333	19,320
Deferred income taxes	33,957	(15,251)	(18,882)
Equity in income from investee	(2,592)	(1,671)	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(3,215)	(10,715)	(8,222)
Non-cash interest expense	4,576	2,589	5,647
Changes in assets and liabilities, excluding the effect of the acquisition of store locations in Canada:
Receivables, net	1,694	(11,793)	1,832
Merchandise inventories	(86,151)	(9,005)	(87,867)
Prepaid expenses and other current assets	(13,758)	(22,549)	(3,276)
Other noncurrent assets	8,057	(4,238)	(2,555)
Accounts payable	25,201	(1,515)	9,732
Accrued payroll, bonus and employee benefits	4,280	(1,851)	9,129
Accrued occupancy expenses and current deferred rents	9,632	1,722	1,222
Other current liabilities	(17,559)	12,865	19,030
Deferred rents	4,208	3,883	359
Other noncurrent liabilities	4,756	5,697	(6,915)

Net cash provided by operating activities	420,700	332,716	289,291

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	—	(285,205)	(2,114,035)
Proceeds from sales of short-term available-for-sale investments	—	304,405	2,314,735
Decrease (increase) in restricted cash and short-term investments	—	60,700	(60,700)
Cash paid for property and equipment	(238,188)	(294,437)	(241,106)
Cash paid for acquisition of store locations in Canada	—	(36,963)	—
Proceeds from sales of property and equipment	2,951	539	1,579
Cash paid for equity investment	—	—	(4,398)
Proceeds from sale of equity investment	—	111,752	—

Net cash used in investing activities	(235,237)	(139,209)	(103,925)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	12,082	31,576	28,626
Cash paid for treasury stock	(49,955)	(315,027)	(161,864)
Payments of capital lease obligations	(33,853)	(26,483)	(19,046)
Proceeds from short-term debt	576,000	185,000	—
Payments on short-term debt	(606,000)	(155,000)	—
Increase (decrease) in bank overdraft.	15	(8,461)	15,707
Tax benefits from tax deductions in excess of the compensation cost recognized	3,215	10,715	8,222
Cash dividends paid to stockholders	(15,265)	(16,034)	(16,654)

Net cash used in financing activities	(113,761)	(293,714)	(145,009)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(3,710)	9,730	(1,973)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	67,992	(90,477)	38,384
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	58,322	148,799	110,415

CASH AND CASH EQUIVALENTS AT END OF YEAR	$126,314	$58,322	$148,799

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 —	The Company and its Significant Accounting Policies

Business

PetSmart, Inc., including its wholly-owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of February 1, 2009, we operated 1,112 retail stores and had full-service veterinary hospitals in 734 of our stores. Medical Management International, Inc., operated 722 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 3 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.

Principles of Consolidation

Our consolidated financial statements include the accounts of PetSmart and our wholly-owned subsidiaries. We have eliminated all intercompany accounts and transactions.

During 2007, we sold a portion of our non-voting shares in MMI Holdings, Inc. or “MMIH.” In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by accounting principles generally accepted in the United States of America, or “GAAP,” which required us to account for our investment in MMIH using the equity method of accounting, instead of the previously applied cost method, in accordance with Accounting Principles Board Opinion, or “APB,” No. 18, “The Equity Method of Accounting for Investments in Common Stock.” However, since the amounts are not material, we have not restated the 2006 consolidated financial statements. The equity income from our investment in MMIH is recorded one month in arrears. See Note 3 for additional information.

Fiscal Year

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31. The 2008 fiscal year ended on February 1, 2009, and was a 52-week year. The 2007 fiscal year was a 53-week year, while the 2006 fiscal year was a 52-week year. Unless otherwise specified, all references in these consolidated financial statements to years are to fiscal years.

Reclassifications

We have presented deferred rents and other noncurrent liabilities as separate line items instead of the previously reported single line item of deferred rents and other noncurrent liabilities in the Consolidated Statements of Cash Flows. Merchandise and services sales and cost of sales have been disclosed in the prior years to conform to the current year presentation in our Consolidated Statements of Operations and Comprehensive Income. The long-term portion of the workers’ compensation and general liability insurance accruals, previously classified as short-term and included in accrued payroll, bonus and employee benefits and other current liabilities, respectively, have been reclassified to other noncurrent liabilities in our Consolidated Balance Sheets and Consolidated Statements of Cash Flows. The long-term portion of deferred income taxes related to the reclassification of the workers’ compensation and general liability insurance accruals has been reclassified from current to long-term deferred income taxes in our Consolidated Balance Sheets. Intangible assets, previously reported as a single line item on the Consolidated Balance Sheets, has been combined with other noncurrent assets due to its immaterial nature.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

Segment Reporting

The Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 131, “Disclosures about Segments of an Enterprise and Related Information,” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, receivables, and accounts payable. These balances, as presented in the consolidated financial statements at February 1, 2009, and February 3, 2008, approximate fair value because of the short-term nature.

Cash and Cash Equivalents

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of February 1, 2009, and February 3, 2008, bank overdrafts of $47.6 million and $47.5 million respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $43.0 million and $40.0 million as of February 1, 2009, and February 3, 2008, respectively.

Vendor Rebates and Cooperative Advertising Incentives

We receive vendor allowances, in the form of purchase rebates and cooperative advertising incentives, from agreements made with certain merchandise suppliers. Rebate incentives are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Cooperative advertising incentives are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Unearned purchase rebates recorded as a reduction of inventory and rebate and cooperative advertising incentives remaining in receivables in the Consolidated Balance Sheets as of February 1, 2009, and February 3, 2008, were not material.

Merchandise Inventories and Valuation Reserves

Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight, as well as certain procurement and distribution costs related to the processing of merchandise.

We have established reserves for estimated inventory shrinkage between physical inventories. Physical inventory counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the reserves.

We have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventory for excess, obsolescence or other factors that may render inventories unmarketable at their historical cost. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 1, 2009, and February 3, 2008, our inventory valuation reserves were $14.6 million and $13.3 million, respectively.

Property and Equipment

Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided on buildings, furniture, fixtures and equipment and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter of the lease term or the estimated useful lives of the related assets. Computer software consists primarily of third-party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. Once the project is in the development phase, external consulting costs, as well as qualifying internal labor costs, are capitalized. Training costs, data conversion costs and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures and equipment are expensed as incurred.

Long-lived assets are reviewed for impairment, based on undiscounted cash flows. We conduct this review quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals.

Our property and equipment are depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	1 - 20 years
Computer software	3 - 7 years

Goodwill

We account for goodwill and intangible assets in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The carrying value of goodwill of $38.7 million and $44.3 million as of February 1, 2009, and February 3, 2008, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In 2007, we purchased 19 store locations, which added 18 net new stores in Canada and increased goodwill by $27.7 million. During 2008, goodwill decreased approximately $5.6 million as a result of foreign currency translation. Other than the effects of foreign currency translation, we have had no other changes in goodwill.

Insurance Liabilities and Reserves

We maintain standard property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans, employer’s professional liability, and workers’ compensation insurance. Property insurance covers approximately $2.1 billion in buildings and contents, including furniture and fixtures, leasehold improvements and inventory. Under our casualty and workers’ compensation insurance policies as of February 1, 2009, we retained an initial risk of loss of $0.5 million for general liability per occurrence and $1.0 million per occurrence for workers’ compensation. We establish

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

reserves for losses based on periodic actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of February 1, 2009, and February 3, 2008, we had approximately $92.5 million and $86.7 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability, and workers’ compensation insurance policies, of which $63.2 million and $59.5 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. We calculate the cost for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method at a credit-adjusted risk-free interest rate over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 1, 2009, and February 3, 2008, were principally to offset deferred income tax assets for net operating loss carryforwards.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	February 1,	February 3,
	2009	2008

Accrued income and sales tax	$19,313	$24,812
Accounts payable — operating expenses	17,183	21,584
Accrued capital purchases	14,255	21,419
Accrued general liability insurance reserve	5,137	4,557
Gift card liability	8,472	9,325
Deferred revenue	6,692	7,686
Other	36,263	47,947

	$107,315	$137,330

Revenue Recognition

We recognize revenue and the related cost of sales (including shipping costs) in accordance with the provisions of Staff Accounting Bulletin, or “SAB,” No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition.” We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. Services sales are recognized at the time the service is provided. E-commerce sales are recognized at the time we estimate that the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 1, 2009, and February 3, 2008. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During 2007, we obtained sufficient historical redemption data for our gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, we recognized $6.0 million of gift card breakage income in 2007, which includes the gift card breakage income related to gift cards sold since the inception of the gift card program in 2000. During 2008, we recognized $2.0 million of gift card breakage income. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction in operating, general and administrative expenses.

We record allowances for estimated returns based on historical return patterns.

Revenue is recognized net of applicable sales tax in the Consolidated Statements of Operations and Comprehensive Income. We record the sales tax liability in other current liabilities on the Consolidated Balance Sheets.

Cost of Merchandise Sales

Cost of merchandise sales includes the following types of expenses:

•	Purchase price of inventory sold;

•	Transportation costs associated with moving inventory;

•	Inventory shrinkage costs and valuation adjustments;

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage and handling of inventory;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for vendor rebates, promotions and discounts.

Cost of Services Sales

Costs of services sales includes payroll and benefits costs, and training and professional fees for groomers, trainers and PetsHotel associates.

Vendor Concentration Risk

We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 21.9%, 20.5% and 15.7% of our net sales for 2008, 2007 and 2006, respectively.

Advertising

We charge advertising costs to expense as incurred, except for direct response advertising, which is capitalized and amortized over its expected period of future benefit. Advertising costs are classified within operating, general and administrative expenses. Total advertising expenditures, net of cooperative income and including direct response advertising, were $79.5 million, $85.8 million and $86.3 million for 2008, 2007 and 2006, respectively. Direct response advertising consists primarily of product catalogs. The capitalized costs of the direct response advertising were amortized over the six-month to one-year period following the mailing of the respective catalog, and were not material as of February 1, 2009, and February 3, 2008. In 2007, we exited our equine product line, including the equine catalog, and had no catalog operations since that time.

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

Other Comprehensive Income

Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity. The income tax expense related to the foreign currency translation adjustments was $5.3 million and $2.9 million for 2008 and 2007, respectively, and not material for 2006.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 160 is not permitted. We do not believe the impact of adopting SFAS No. 160 will be material to our consolidated financial statements.

In June 2008, the FASB issued FASB Staff Position, or “FSP,” No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively and early application is not permitted. We believe the adoption of FSP No. EITF 03-6-1 will not have a material impact on our consolidated financial statements or disclosures.

Note 2 —	Fair Value Measurements

SFAS No. 157, “Fair Value Meansurements,” defines and establishes a framework for measuring fair value and expands related disclosures. This Statement does not require any new fair value measurements. SFAS No. 157 was effective for our financial assets and financial liabilities beginning in 2008. In February 2008, FSP No. 157-2, “Effective Date of Statement 157,” deferred the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities to fiscal years beginning after November 15, 2008.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Level 2:  Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

Level 3:  Unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

We adopted SFAS No. 157 as of February 4, 2008, for the recorded financial assets and financial liabilities. The adoption of SFAS No. 157 did not have a material impact on our fair value measurements of financial assets and financial liabilities. We will adopt the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities in the first quarter of 2009 and are currently evaluating the impact of the provisions of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities.

The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at February 1, 2009, using:
			Significant	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at February 1,	Active Markets	Other Inputs	Other Inputs
	2009	(Level 1)	(Level 2)	(Level 3)

Money market funds	$72,227	$72,227	—	—

Note 3 —	Investments

We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly-owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals inside 722 of our stores, under the registered trademark of “Banfield, The Pet Hospital.” Philip L. Francis, PetSmart’s Chairman and Chief Executive Officer, and Robert F. Moran, PetSmart’s President and Chief Operating Officer, are members of the board of directors of MMIH.

During the thirteen weeks ended April 29, 2007, we sold a portion of our non-voting shares in MMIH for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining MMIH non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in MMIH using the equity method of accounting, instead of the previously applied cost method, in accordance with APB No. 18, “The Equity Method of Accounting for Investments in Common Stock.”

Our ownership interest in the stock of MMIH was as follows (in thousands):

	February 1, 2009		February 3, 2008
	Shares	Amount	Shares	Amount

Voting common stock and convertible preferred stock	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	4,263	—	1,671

Total equity investment in affiliate	4,693	$25,938	4,693	$23,346

All of our investment as of February 1, 2009, and February 3, 2008, consisted of voting common stock, totaling 21.5% ownership of that class of stock. Our ownership percentage as of February 1, 2009, and February 3, 2008, considering all classes of stock, was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Of the 4.7 million shares of voting stock of MMIH, we held:

(a) 2.9 million shares of voting convertible preferred stock that may be converted into voting common stock at any time at our option; and

(b) 1.8 million shares of voting common stock.

MMIH’s financial data is summarized as follows (in thousands):

	December 27,	February 3,
	2008	2008

Current assets	$187,066	$163,083
Noncurrent assets	121,932	120,204
Current liabilities	196,070	183,540
Noncurrent liabilities	14,070	13,631

	Year Ended
	December 27,	February 3,	January 29,
	2008	2008	2007
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$448,528	$407,634	$336,464
Gross profit	65,917	52,104	55,962
Net income before minority interest	$13,626	$7,898	$9,763

During 2008, MMIH changed their fiscal year end to December 27, 2008. Therefore, MMIH’s financial data presented for the year-ended December 27, 2008, represents the eleven month period from February 4, 2008, to December 27, 2008. Our equity in income from investee for 2008 was calculated based on our ownership share of MMIH’s net income for the twelve month period from December 31, 2007, to December 27, 2008, as we record our equity income on a one-month lag.

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

We recognized license fees, utilities and other cost reimbursements of $30.1 million, $32.9 million and $21.4 million during 2008, 2007 and 2006, respectively. Receivables from MMIH totaled $3.3 million and $4.5 million at February 1, 2009, and February 3, 2008, respectively, and were included in receivables in the Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with a Banfield hospital.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	February 1,	February 3,
	2009	2008

Land	$691	$2,991
Buildings	15,773	6,204
Furniture, fixtures and equipment	889,478	767,103
Leasehold improvements	539,213	467,731
Computer software	109,704	104,764
Buildings, equipment and computer software under capital leases	673,330	624,011

	2,228,189	1,972,804
Less: accumulated depreciation and amortization	975,668	828,524

	1,252,521	1,144,280
Construction in progress	49,724	86,490

Property and equipment, net	$1,302,245	$1,230,770

We recognize capitalized interest in accordance with SFAS No. 34, “Capitalization of Interest Cost.” Capitalized interest primarily consists of interest expense incurred during the construction period for new stores. Capitalized interest was approximately $1.6 million, $2.4 million and $1.8 million in 2008, 2007 and 2006, respectively. Capitalized interest is included in property and equipment in the Consolidated Balance Sheets.

Note 5 —	Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	February 1,	February 3,
	2009	2008

Total remaining gross occupancy costs	$34,107	$34,376
Less:
Expected sublease income	(26,604)	(27,167)
Interest costs	(1,121)	(1,052)

Reserve for closed stores	$6,382	$6,157

Included in current liabilities in the Consolidated Balance Sheets is $2.3 million and $2.6 million at February 1, 2009, and February 3, 2008, respectively. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

The activity related to the reserve for closed stores was as follows (in thousands):

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Opening balance	$6,157	$7,689	$9,604
Charges, net	4,562	4,993	4,276
Payments, net	(4,337)	(6,525)	(6,191)

Ending balance	$6,382	$6,157	$7,689

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We record a charge for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

We made payments of approximately $0.6 million, $3.2 million and $1.8 million in 2008, 2007 and 2006, respectively, for the buyout of previously reserved lease obligations.

Note 6 —	Impairment of Long-Lived Assets and Asset Write-Downs

During 2008, impairment of long-lived assets and asset write-downs were not material. During 2007, we recorded expense of $7.5 million for accelerated depreciation of assets related to the exit of our equine product line. During 2006, we recorded expense of $2.8 million related to the replacement of telecommunications equipment.

Note 7 —	Income Taxes

Income before income tax expense and equity in income from investee was as follows (in thousands):

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

United States	$309,311	$401,079	$283,545
Foreign	1,786	1,114	6,572

	$311,097	$402,193	$290,117

Income tax expense consisted of the following (in thousands):

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Current provision:
Federal	$73,017	$144,961	$108,940
State/Foreign	9,056	18,325	14,693

	82,073	163,286	123,633

Deferred:
Federal	34,372	(15,139)	(19,180)
State/Foreign	4,574	(2,967)	595

	38,946	(18,106)	(18,585)

Income tax expense	$121,019	$145,180	$105,048

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	February 1,		February 3,		January 28,
	2009		2008		2007
	(52 weeks)		(53 weeks)		(52 weeks)
	Dollars	%	Dollars	%	Dollars	%

Provision at federal statutory tax rate	$108,882	35.0%	$140,768	35.0%	$101,541	35.0%
State income taxes, net of federal income tax benefit	8,860	2.8	12,788	3.2	8,327	2.9
Adjustments to tax reserves	(486)	(0.2)	(2,446)	(0.6)	(826)	(0.3)
Adjustments to deferred tax assets	—	—	—	—	1,494	0.5
Tax exempt interest income	—	—	(1,676)	(0.4)	(2,834)	(1.0)
Adjustment to valuation allowance	158	0.1	(701)	(0.2)	337	0.1
Utilization of capital loss	—	—	(4,974)	(1.2)	(3,033)	(1.0)
Tax on equity income from investee	907	0.3	652	0.1	—	—
Other	2,698	0.9	769	0.2	42	0.0

	$121,019	38.9%	$145,180	36.1%	$105,048	36.2%

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	February 1,	February 3,
	2009	2008

Deferred income tax assets:
Capital lease obligations	$180,775	$149,002
Employee benefit expense	70,945	68,331
Deferred rents	39,888	37,576
Net operating loss carryforwards	19,742	20,859
Reserve for closed stores	2,600	2,017
Miscellaneous reserves and accruals	8,211	2,180
Tenant incentives	13,706	10,075
Other	9,379	4,115

Total deferred income tax assets	345,246	294,155
Valuation allowance	(8,036)	(7,878)

Deferred income tax assets, net of valuation allowance	337,210	286,277
Deferred income tax liabilities:
Property and equipment	(191,610)	(113,392)
Inventory	(11,399)	(13,726)
Prepaid expenses	(6,337)	—
Other	(6,513)	(3,850)

Total deferred income tax liabilities	(215,859)	(130,968)

Net deferred income tax assets	$121,351	$155,309

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2004, state and local jurisdictions through 1998 and foreign jurisdictions through 2003. We could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. During 2008, we recorded a net benefit of approximately $1.2 million from the settlement of uncertain tax positions and lapse of statute of limitations with various federal and state tax jurisdictions. During 2007, we recorded a net benefit of approximately $4.0 million from the settlement of uncertain tax positions with various state tax jurisdictions and the lapse of the statute of limitations for certain tax positions. During 2006, we settled an audit with the Internal Revenue Service. This included settlement of an affirmative issue we raised during 2005 with respect to the characterization of certain losses. The settlement resulted in an overall benefit of $3.4 million. Also included in 2006 were $3.0 million of net tax benefits primarily due to the expiration of the statute of limitations for certain tax positions and additional federal and state tax credits. The net benefits are reflected in income tax expense in the Consolidated Statements of Operations and Comprehensive Income. We cannot make an estimate of the range of possible changes that may result from other audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	February 1,	February 3,
	2009	2008

Unrecognized tax benefits at February 3, 2008	$8,824	$12,334
Gross increases — tax positions related to the current year	1,314	1,115
Gross increases — tax positions in prior periods	290	—
Gross decreases — tax positions in prior periods	(674)	(4,200)
Gross settlements	(663)	—
Lapse of statute of limitations	(558)	(741)
Gross (decreases) increases — foreign currency translation	(406)	316

Balance at February 1, 2009	$8,127	$8,824

Included in the balance of unrecognized tax benefits at February 1, 2009, and February 3, 2008, are $7.3 million and $7.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2008, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statement of Operations was immaterial. In total, as of February 1, 2009, we had recognized a liability for penalties of $0.8 million and interest of $1.8 million.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $2.0 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2009 as a result of settlements or a lapse of the statute of limitations.

As of February 1, 2009, we had, for income tax reporting purposes, federal net operating loss carryforwards of $56.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to Section 382 of the Internal Revenue Code of 1986, as amended.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 8 —	Earnings Per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used to calculate earnings per common share (in thousands):

	Year Ended
	February 1,	February 3,	January 28,
	2009	2008	2007
	(52 weeks)	(53 weeks)	(52 weeks)

Basic	124,342	129,851	135,836
Effect of dilutive securities:
Stock options, restricted stock and ESPP	2,409	3,103	3,701

Diluted	126,751	132,954	139,537

Certain stock-based compensation awards representing 4.8 million, 1.1 million and 1.8 million shares of common stock in 2008, 2007 and 2006, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.

Note 9 —	Stockholders’ Equity

Share Purchase Programs

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

During 2008, we purchased 2.3 million shares of our common stock for $50.0 million. As of February 1, 2009, the amount remaining under the August 2007 share purchase authorization was $25.0 million.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dividends

In 2008 and 2007, the Board of Directors declared the following dividends:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

2008:
March 25	$0.03	May 2, 2008	May 16, 2008
June 18	$0.03	August 1, 2008	August 15, 2008
September 24	$0.03	October 31, 2008	November 14, 2008
December 17	$0.03	January 30, 2009	February 13, 2009
2007:
March 27	$0.03	April 27, 2007	May 11, 2007
June 20	$0.03	July 27, 2007	August 10, 2007
September 19	$0.03	October 26, 2007	November 9, 2007
December 13	$0.03	February 1, 2008	February 15, 2008

Note 10 —	Employee Benefit Plans

We have a defined contribution plan pursuant to Section 401(k) of the Internal Revenue Code, or the “Plan.” The Plan covers substantially all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2008, 2007 and 2006, we recognized expense related to matching contributions under these Plans of $4.9 million, $3.7 million, and $4.4 million, respectively.

Note 11 —	Financing Arrangements and Lease Obligations

Short-term Debt and Letters of Credit

In August 2007, we replaced our existing $125.0 million credit facility with a $350.0 million revolving credit facility that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit up to $100.0 million, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.

As of February 1, 2009, we had no short-term debt and $91.3 million in letter of credit issuances outstanding under our $350 million revolving credit facility. In accordance with Accounting Research Bulletin, or “ARB,” No. 43, “Restatement and Revisions of Accounting Research Bulletins,” any borrowings under the revolving credit facility that we intend to repay within 12 months would be classified as short-term debt in the Consolidated Balance Sheets.

We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lenders each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lenders equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

multiplied by the advance rate of 85%, is equal to the amount of outstanding letters of credit under this stand-alone letter of credit facility. As of February 1, 2009, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lenders, and no other investments related to this credit facility.

As of February 1, 2009, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

Operating and Capital Leases

We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 3 additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2025. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases. Total operating lease expense incurred, net of sublease income, during 2008, 2007 and 2006 was $275.1 million, $245.9 million and $221.1 million, respectively. Additional rent included in those amounts was not material.

At February 1, 2009, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2009	$257,829	$88,990
2010	277,837	96,971
2011	271,615	98,263
2012	268,928	99,316
2013	257,164	98,718
Thereafter	970,522	481,065

Total minimum rental commitments	$2,303,895	963,323

Less: amounts representing interest		(377,330)

Present value of minimum lease payments		585,993
Less: current portion		(32,233)

Long-term obligations		$553,760

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $1.4 million and $1.6 million in the Consolidated Balance Sheets as of February 1, 2009, and February 3, 2008, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $154.8 million. The typical lease term for these agreements is 10 to 15 years. We do not have the right to control the use of the property under these leases at February 1, 2009.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At February 1, 2009, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2009	$3,488
2010	3,304
2011	3,306
2012	2,602
2013	2,128
Thereafter	4,688

$19,516

Note 12 —	Litigation and Settlements

In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleges that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleges meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties have reached an agreement in principle to settle both of these matters for an amount that will not be material to our consolidated financial statements and has been accrued for. The Sorenson settlement was preliminarily approved by the court on August 5, 2008, while the Enabnit settlement was preliminarily approved on December 8, 2008.

On January 12, 2009, a former groomer filed a lawsuit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleges that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees and costs, and prejudgment interest. On February 17, 2009, we removed the action to the United States District Court for the Central District of California.

We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.

Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al. Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. MenuFoods, et al., Supreme Court of British Colombia (filed 3/23/07)
Silva v. Menu foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.

On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. court approved the settlement, and the Canadian courts gave final approval on November 3, 2008.

Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement. Upon expiration of the prescribed appeal process, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our consolidated financial statements.

There have been no appeals filed in Canada.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Note 13 —	Commitments and Contingencies

Letters of Credit

As of February 1, 2009, a total of $91.3 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.

Advertising Purchase Commitments

We have advertising commitments of approximately $20.4 million in 2009.

Product Purchase Commitments

On May 31, 2007, we entered into a three-year product purchase agreement with a vendor. During the thirteen weeks ended February 1, 2009, we paid an immaterial amount to settle all future purchase obligations under the agreement.

Note 14 —	Stock Incentive Plans

We have several stock incentive plans, including plans for stock options, restricted stock and employee stock purchases. Shares issued under our stock incentive plans are issued from new shares, rather than treasury stock. During 2006, our stockholders approved the 2006 Equity Incentive Plan which combined the remaining shares from the 2003 Equity Incentive Plan and the 1997 Equity Incentive Plan and included an additional 2.5 million shares of common stock authorized for issuance. We also have stock options outstanding under our 1996 Non-Employee Directors Equity Plan, which expired on May 11, 2002. No further stock options may be granted under the 1996 Non-Employee Directors Equity Plan.

Stock Options

At February 1, 2009, stock option grants representing 7.1 million shares of common stock were outstanding under all of the stock option plans, and 6.3 million of additional stock options or awards may be issued under the 2006 Equity Incentive Plan. These grants are made to employees, including officers and our Directors, at the fair market value on the date of the grant.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	2006 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	8,784	$15.27
Granted	1,014	$24.33
Exercised	(1,919)	$12.36		$31,061
Forfeited/cancelled	(552)	$25.19

Outstanding at end of year	7,327	$16.54	5.45	$101,603

Vested and expected to vest at end of year	7,024	$16.15	5.39	$100,180

Exercisable at end of year	5,354	$13.21	4.93	$92,051

	2007 (53 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,327	$16.54
Granted	993	$31.38
Exercised	(1,665)	$14.23		$30,623
Forfeited/cancelled	(333)	$23.91

Outstanding at end of year	6,322	$19.10	4.80	$42,282

Vested and expected to vest at end of year	5,674	$18.02	4.68	$42,268

Exercisable at end of year	4,613	$15.53	4.41	$42,250

	2008 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	6,322	$19.10
Granted	1,816	$19.10
Exercised	(755)	$10.42		$28,316
Forfeited/cancelled	(303)	$25.12

Outstanding at end of year	7,080	$19.77	4.56	$19,736

Vested and expected to vest at end of year	6,367	$19.35	4.45	$19,732

Exercisable at end of year	4,238	$17.60	3.84	$19,719

Restricted Stock

We may grant restricted stock under the 2006 Equity Incentive Plan. Under the terms of the plan, employees may be awarded shares of our common stock, subject to approval by the Board of Directors. The employee may be

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

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

Activity in our restricted stock plan is as follows (in thousands):

	2008 (52 weeks)		2007 (53 weeks)		2006 (52 weeks)
		Weighted-Average		Weighted-Average		Weighted- Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	2,391	$27.92	2,380	$24.33	1,800	$24.41
Granted	978	$19.33	886	$31.39	1,000	$24.47
Vested	(367)	$24.85	(448)	$16.15	(7)	$25.66
Forfeited	(317)	$25.48	(427)	$27.44	(413)	$25.01

Nonvested at end of year	2,685	$25.50	2,391	$27.92	2,380	$24.33

The total fair value of restricted stock which vested during 2008 and 2007 was $7.2 million and $14.1 million, respectively. 2006 was the first year in which restricted stock vested, and was not material.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or ESPP, that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. Prior to February 2, 2009, the ESPP allowed employees to purchase shares at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. Effective February 2, 2009, the discount rate changed to 5%, allowing participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 4.0 million shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. Share purchases and proceeds were as follows (in thousands):

	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Shares purchased	338	246	216
Aggregate proceeds	$5,918	$5,368	$4,334

2009 Stock-based Incentive Programs

In January 2009, the Board of Directors approved two new stock-based incentive programs for 2009 which will replace the existing restricted stock program. The new stock-based incentive programs include the 2009 Performance Share Unit Program and Management Equity Units.

The 2009 Performance Share Unit Program, or the “Program,” provides for the issuance of performance share units under the 2006 Equity Incentive Plan to executive officers and certain other members of our management team based on the established end-of-year net cash threshold for 2009. The actual number of performance share units awarded to each participant will be set at a minimum threshold of 50% of his or her target number of performance share units, regardless of performance results, and can increase up to 150% based upon performance results. The Program initially provides for up to 567,000 of targeted performance share units with a fair value of approximately $9.5 million. The performance share units will be awarded upon certification by the Board of Directors of actual performance achievement following our 2009 year-end. Thereafter, these awarded performance share units are subject to time-based vesting and will cliff vest on the third anniversary of the grant date. Our performance against the defined performance threshold will be evaluated on a quarterly basis throughout 2009 and share-based compensation expense

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

recognized over the requisite service period that runs from March 9, 2009, the grant date of the award, through March 9, 2012, pursuant to the guidance in SFAS No. 123(R). If we achieve 100% of the defined performance threshold, we would expect to recognize approximately $2.2 million as share-based compensation expense in 2009.

Beginning in 2009, certain other members of our management will receive Management Equity Units or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value, of the vested MEU grant, will be determined using our closing stock price on the vest date and will be paid out in cash. On March 9, 2009, we granted 281,000 MEUs, with a fair value of approximately $4.7 million. Share-based compensation expense for MEUs will be recognized over the requisite service period and evaluated quarterly based upon the current market price of our common stock, pursuant to the guidance in SFAS No. 123(R).

Note 15 —	Stock-Based Compensation

Stock-based compensation charged against operating, general and administrative expense and the total income tax benefit recognized in the Consolidated Statement of Operations and Comprehensive Income were as follows (in thousands):

	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Stock options expense	$7,959	$3,408	$8,625
Restricted stock expense	14,227	13,196	9,384
Employee stock purchase plan expense	2,115	1,729	1,311

Total stock-based compensation cost	$24,301	$18,333	$19,320

Tax benefit	$8,304	$6,168	$6,330

At February 1, 2009, the total unrecognized stock options expense and restricted stock expense, net of estimated forfeitures, was $36.4 million and is expected to be recognized over a weighted average period of 2.1 years.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

net of estimated forfeitures by a charge to income. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Dividend yield	0.42%	0.42%	0.48%
Expected volatility	36.2%	32.0%	34.6%
Risk-free interest rate	1.96%	4.83%	4.64%
Forfeiture rate	15.4%	16.0%	14.7%
Expected lives	5.2 years	5.2 years	4.6 years
Vesting periods	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years
Weighted average fair value	$6.44	$10.86	$8.63

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

	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Dividend yield	0.52%	0.37%	0.48%
Expected volatility	43.4%	22.2%	29.3%
Risk-free interest rate	1.97%	5.06%	5.15%
Expected lives	0.5 years	0.5 years	0.5 years

Note 16 —	Supplemental Schedule of Cash Flows

Supplemental cash flow information for 2008, 2007 and 2006 was as follows (in thousands):

	2008	2007	2006
	(52 weeks)	(53 weeks)	(52 weeks)

Interest paid	$55,937	$50,812	$37,913
Income taxes paid, net of refunds	$92,786	$171,303	$125,468
Assets acquired using capital lease obligations	$86,083	$100,506	$98,628
Accruals and accounts payable for capital expenditures	$19,770	$27,560	$32,903
Dividends declared but unpaid	$3,816	$3,837	$4,064

Note 17 —	Acquisition of Store Locations in Canada

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

was finalized during the fourteen weeks ended February 3, 2008, with further adjustments to the carrying values of assets and liabilities acquired, the useful lives of intangible assets and the residual amount allocated to goodwill. The impact of the acquisition on our results of operations is immaterial, and the goodwill is expected to be deductible for tax purposes.

Note 18 —	Discontinuation of Equine Product Line

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

We also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs in accordance with SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after-tax loss of $9.8 million for 2007. The inventory valuation adjustments and accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Note 19 —	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2008 and 2007 is as follows:

	First	Second	Third	Fourth
Year Ended February 1, 2009 (52 weeks)	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)

Net sales	$1,212,931	$1,241,948	$1,251,144	$1,359,270
Gross profit	$356,368	$366,406	$357,696	$414,963
Operating income	$80,269	$75,399	$72,125	$142,061
Income before income tax expense and equity in income from investee	$66,527	$60,188	$57,356	$127,026
Net income	$41,211	$37,248	$35,823	$78,388
Earnings per common share:
Basic	$0.33	$0.30	$0.29	$0.63
Diluted	$0.32	$0.30	$0.28	$0.62
Weighted average shares outstanding:
Basic	125,050	123,751	124,122	124,444
Diluted	127,419	126,210	126,795	126,783

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	First	Second	Third	Fourth
Year Ended February 3, 2008 (53 weeks)	Quarter(1, 2)	Quarter(1, 2)	Quarter(1, 2)	Quarter(1, 2, 3)
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	(In thousands, except per share data)

Net sales	$1,111,625	$1,116,681	$1,115,916	$1,328,434
Gross profit	$338,479	$346,323	$331,529	$420,490
Operating income	$76,585	$84,736	$59,609	$130,583
Income before income tax expense and equity in income from investee	$163,123	$76,004	$46,863	$116,203
Net income	$106,707	$47,125	$29,452	$75,400
Earnings per common share:
Basic	$0.80	$0.36	$0.23	$0.60
Diluted	$0.78	$0.35	$0.23	$0.59
Weighted average shares outstanding:
Basic	133,316	132,262	127,431	126,134
Diluted	136,672	135,514	130,528	128,867

(1)	The first quarter of 2007 included a pre-tax gain of $95.4 million, which is reflected in income before income tax expense and equity in income from investee and an after-tax gain of $64.3 million, which is reflected in net income for the sale of non-voting shares in MMIH. During the second quarter of 2007, a new agreement with MMIH was finalized which impacted license fees and utility reimbursements reflected in gross profit.

(2)	Our decision to exit our equine product line during the first quarter of 2007 impacted operating income for the full year as follows: $6.3 million in the first quarter, $3.6 million in the second quarter, $4.7 million in the third quarter, and $1.4 million in the fourth quarter.

(3)	The estimated impact of the additional week in the fourth quarter of 2007 was: net sales, $89.7 million; gross profit, $34.4 million; operating income, $16.0 million; income before income tax expense and equity in income from investee, $16.0 million; and net income, $9.8 million.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of February 1, 2009 and February 3, 2008, and for each of the three years in the period ended February 1, 2009, and the Company’s internal control over financial reporting as of February 1, 2009, and have issued our reports thereon dated March 26, 2009; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/
DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 26, 2009

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
	(In thousands)

Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2006	$8,534	$1,716	$(1,107)	$9,143

2007	$9,143	$1,117	$(4,392)	$5,868

2008	$5,868	$4,736	$(2,827)	$7,777

Shrink
2006	$5,731	$25,881	$(24,017)	$7,595

2007	$7,595	$30,188	$(30,359)	$7,424

2008	$7,424	$26,430	$(27,032)	$6,822

A-2

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993
3.2		Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005
3.3		Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997
3.4		Bylaws of PetSmart, as amended	10-K	0-21888	3.4	3/28/2007
4.1		Reference is made to Exhibit 3.1 through 3.4
4.2		Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993
10	.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993
10	.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Appendix B	5/12/2003
10	.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998
10	.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003
10	.5†	2002 Employee Stock Purchase Plan, as amended	10-K
10	.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007
10	.7†	Executive Short-Term Incentive Plan, as amended	Proxy Statement	0-21888	Appendix A	5/7/2007
10	.8†	Amended and Restated Employment Agreement, between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer	10-Q	0-21888	10.12	11/26/2008
10	.9†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer	10-Q	0-21888	10.13	11/26/2008
10	.10†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	8-K	0-21888	10.1	2/19/2009
10	.11†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003

E-1

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.12†	Amended and Restated Executive Change in Control and Severance Benefit Plan	10-Q	0-21888	10.16	11/26/2008
10	.13†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004
10	.14†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006
10	.15†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005
10	.16†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007
10	.17†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006
10	.18†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006
10	.19†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007
10.20		Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.	8-K	0-21888	10.21	7/3/2006
10.21		Credit Agreement dated as of August 15, 2007 among PetSmart, Inc., PetSmart Store Support Group, Inc., the Lenders Party thereto, Bank of America, N.A., as issuing bank, administrative agent and collateral agent, and Banc of America Securities LLC, as sole arranger and sole bookrunner.	8-K	0-21888	10.2	8/17/2007
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

E-2

Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X
32	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

E-3