Form 10-Q
period 2009-05-03
PETSMART INC
filed 2009-05-29
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 3, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
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
Common Stock, $.0001 Par Value, 126,033,159 Shares at May 15, 2009

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of May 3, 2009, February 1, 2009, and May 4, 2008	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen weeks ended May 3, 2009, and May 4, 2008	5
Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 3, 2009, and May 4, 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	24
Signatures	25
EX-10.22
EX-10.23
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of May 3, 2009 and May 4, 2008, and the related condensed consolidated statements of operations and comprehensive income and cash flows for the thirteen week periods ended May 3, 2009 and May 4, 2008. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of February 1, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 26, 2009, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 1, 2009, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona May 29, 2009

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 3,	February 1,	May 4,
	2009	2009	2008
ASSETS

Cash and cash equivalents	$209,913	$126,314	$55,709
Receivables, net	56,208	48,609	43,380
Merchandise inventories	556,312	584,011	531,063
Deferred income taxes	29,334	28,223	28,772
Prepaid expenses and other current assets	89,348	87,677	76,348

Total current assets	941,115	874,834	735,272
Property and equipment, net	1,280,590	1,302,245	1,270,554
Equity investment in affiliate	27,054	25,938	23,929
Deferred income taxes	88,105	93,128	125,130
Goodwill	39,470	38,645	43,564
Other noncurrent assets	23,662	22,863	30,204

Total assets	$2,399,996	$2,357,653	$2,228,653

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$176,973	$194,630	$178,048
Accrued payroll, bonus and employee benefits	90,109	88,337	86,421
Accrued occupancy expenses and deferred rents	55,423	55,642	49,114
Short-term debt	—	—	26,000
Current maturities of capital lease obligations	34,222	32,233	26,549
Other current liabilities	136,251	107,315	161,066

Total current liabilities	492,978	478,157	527,198
Capital lease obligations	554,862	553,760	526,192
Deferred rents	92,777	92,155	90,661
Other noncurrent liabilities	94,346	89,445	87,059

Total liabilities	1,234,963	1,213,517	1,231,110

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 159,646, 159,770 and 158,874 shares issued	16	16	16
Additional paid-in capital	1,119,735	1,117,557	1,083,784
Retained earnings	978,579	936,100	796,064
Accumulated other comprehensive (loss) income	(1,510)	(2,714)	4,528
Less: treasury stock, at cost, 33,590, 32,408 and 31,556 shares	(931,787)	(906,823)	(886,849)

Total stockholders’ equity	1,165,033	1,144,136	997,543

Total liabilities and stockholders’ equity	$2,399,996	$2,357,653	$2,228,653

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
Merchandise sales	$1,184,755	$1,083,450
Services sales	142,819	129,481

Net sales	1,327,574	1,212,931

Cost of merchandise sales	847,874	761,992
Cost of services sales	102,448	94,571

Total cost of sales	950,322	856,563

Gross profit	377,252	356,368
Operating, general and administrative expenses	287,383	276,099

Operating income	89,869	80,269
Interest expense, net	(14,974)	(13,742)

Income before income tax expense and equity in income from investee	74,895	66,527
Income tax expense	(29,749)	(25,899)
Equity in income from investee	1,116	583

Net income	46,262	41,211
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	1,204	(1,057)

Comprehensive income	$47,466	$40,154

Earnings per common share:
Basic	$0.37	$0.33

Diluted	$0.37	$0.32

Weighted average shares outstanding:
Basic	124,355	125,050
Diluted	126,524	127,419
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	May 3,	May 4,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$46,262	$41,211
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,635	52,083
Loss on disposal of property and equipment	595	1,221
Stock-based compensation expense	6,112	6,264
Deferred income taxes	3,913	1,407
Equity in income from investee	(1,116)	(583)
Tax benefits from tax deductions in excess of the compensation cost recognized	(156)	(103)
Non-cash interest expense	685	845
Changes in assets and liabilities:
Receivables, net	(7,586)	7,322
Merchandise inventories	28,223	(30,128)
Prepaid expenses and other current assets	(2,125)	(3,242)
Other noncurrent assets	(865)	714
Accounts payable	(1,127)	24,367
Accrued payroll, bonus and employee benefits	1,608	1,875
Accrued occupancy expenses and current deferred rents	(416)	2,271
Other current liabilities	34,538	12,121
Deferred rents	533	1,804
Other noncurrent liabilities	4,585	658

Net cash provided by operating activities	172,298	120,107

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for property and equipment	(35,928)	(60,283)
Proceeds from sales of property and equipment	3,725	2,598

Net cash used in investing activities	(32,203)	(57,685)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net payments for common stock traded under stock incentive plans	(1,977)	(1,217)
Cash paid for treasury stock	(24,964)	(29,981)
Payments of capital lease obligations	(9,312)	(7,652)
Proceeds from short-term debt	—	150,000
Payments on short-term debt	—	(154,000)
Decrease in bank overdraft	(16,901)	(18,209)
Tax benefits from tax deductions in excess of the compensation cost recognized	156	103
Cash dividends paid to stockholders	(3,816)	(3,837)

Net cash used in financing activities	(56,814)	(64,793)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	318	(242)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,599	(2,613)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	126,314	58,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$209,913	$55,709

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of May 3, 2009, we operated 1,137 retail stores and had full-service veterinary hospitals in 741 of our stores. Medical Management International, Inc. operated 729 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 4 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary for the fair statement of results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended February 1, 2009. As detailed in Note 1 to the audited consolidated financial statements of said Annual Report, certain prior period amounts have been reclassified to conform to the current year presentation.
     Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended May 3, 2009, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2009 ends on January 31, 2010, while fiscal 2008 ended on February 1, 2009, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
NOTE 2 — FAIR VALUE MEASUREMENTS
     We adopted Financial Accounting Standards Board, or “FASB,” Statement of Financial Accounting Standards, or “SFAS,” No. 157, “Fair Value Measurements,” as of February 4, 2008, for the recorded financial assets and financial liabilities and adopted SFAS No. 157 as of February 2, 2009, for all nonfinancial assets and nonfinancial liabilities. This adoption of SFAS No. 157 did not have a material impact on our fair value measurements of financial assets, financial liabilities, nonfinancial assets and nonfinancial liabilities.
     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at May 3, 2009, using:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value at May 3, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$151,015	$151,015	—	—

NOTE 3 — INCOME TAXES
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
     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $1.9 million of our current remaining unrecognized tax positions may be recognized by the end of the third quarter of 2009 as a result of settlements or a lapse of the statute of limitations.
     As of May 3, 2009, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $8.2 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.

     We do not materially adjust deferred tax assets as part of our interim income tax provision. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of 2009.
NOTE 4 — INVESTMENTS
     We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals inside 729 of our stores under the registered trade name “Banfield, The Pet Hospital.”
     We use the equity method of accounting for our investment in MMIH. Our ownership interest in the stock of MMIH was as follows (in thousands):

	May 3, 2009		February 1, 2009		May 4, 2008
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	5,379	—	4,263	—	2,254

Total equity investment in affiliate	4,693	$27,054	4,693	$25,938	4,693	$23,929

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of May 3, 2009, and 21.5% as of February 1, 2009, and May 4, 2008. Our ownership percentage as of May 3, 2009, February 1, 2009, and May 4, 2008, considering all classes of stock (voting and non-voting), was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
MMIH’s financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	May 3, 2009	February 1, 2009	May 4, 2008
Current assets	$206,434	$187,066	$156,839
Noncurrent assets	127,566	121,932	129,054
Current liabilities	217,705	196,070	181,261
Noncurrent liabilities	13,552	14,070	15,246

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Net sales	$126,329	$116,780
Gross profit	12,291	16,642
Net income before minority interest	5,308	3,965
     We have a master operating agreement with MMIH which covers license fees, utilities and other cost reimbursements. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. These amounts are classified as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of merchandise sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and classify the reimbursement as a reduction of the retail stores’ operating expense.
     We recognized license fees, utilities and other cost reimbursements of $8.1 million and $7.2 million during the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively. Receivables from MMIH totaled $3.2 million, $3.3 million, and $2.1 million at May 3, 2009, February 1, 2009, and May 4, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital.
NOTE 5 — STOCK-BASED COMPENSATION
     The stock-based compensation expense and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Stock options expense	$2,217	$2,184
Management equity unit expense	218	—
Performance share unit expense	498	—
Restricted share expense	3,179	3,638
Employee stock purchase plan expense	—	442

Total stock-based compensation expense	$6,112	$6,264

Tax benefit	$2,266	$2,183

     Stock-based compensation expense has been adjusted to reflect both actual and estimated forfeitures as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Stock options forfeiture expense	$26	$87
Management equity unit forfeiture expense	—	—
Performance share unit forfeiture expense	—	—
Restricted stock forfeiture expense (benefit)	302	(121)

Total forfeiture expense (benefit)	$328	$(34)

     At May 3, 2009, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $54.6 million and is expected to be recognized over a weighted average period of 2.5 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per stock option or per share information):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Stock options awarded	1,623	1,747
Weighted average fair value per stock option	$6.65	$6.45
Weighted average exercise price per stock option	$16.69	$18.98
Management equity units awarded	282	—
Fair value per management equity unit	$21.90	$—
Performance share units awarded	567	—
Weighted average fair value per performance share unit	$16.69	$—
Restricted stock awarded	71	883
Weighted average fair value per share of restricted stock	$17.45	$19.02
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Dividend yield	0.57%	0.42%
Expected volatility	46.3%	36.1%
Risk-free interest rate	1.15%	1.94%
Expected life	5.3 years	5.0 years
Vesting period	4.0 years	4.0 years
Term	7.0 years	7.0 years
Performance Share Unit Program
     The 2009 Performance Share Unit Program, or the “Program,” provides for the issuance of performance share units under the 2006 Equity Incentive Plan to executive officers and certain other members of our management team based on the established end-of-year net cash threshold for 2009. The target number of performance share units is based on a formula approved by the Compensation Committee of the Board of Directors. The actual number of performance share units awarded to each participant will be set at a minimum threshold of 50% of his or her target number of performance share units, regardless of performance results, and can increase up to 150% based upon performance results. The performance share units will be awarded upon certification by the Compensation Committee of the Board of Directors of actual performance achievement following our 2009 year-end. Thereafter, these awarded performance share units are subject to time-based vesting and will cliff vest on the third anniversary of the grant date. Shares of common stock will be issued to the participant in a number equal to the performance share units that ultimately vest. Our performance against the defined performance threshold will be evaluated on a quarterly basis throughout 2009 and share-based compensation expense recognized over the requisite service period that runs from March 9, 2009, the grant date of the award, through March 9, 2012, pursuant to the guidance in SFAS No. 123 (revised 2004), “Share-Based Payment.”

Management Equity Units
     Other members of our management team have been granted Management Equity Units pursuant to our 2009 Management Equity Unit Plan. The Management Equity Units, or “MEUs,” are equal to the value of one share of our common stock and cliff vest on the third anniversary of the grant date. The payout value of the vested MEUs will be determined using our closing stock price on the vest date and will be settled in cash. Share-based compensation expense will be evaluated quarterly based upon the current market price of our common stock, pursuant to the guidance in SFAS No. 123 (R).
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. Prior to February 1, 2009, the ESPP allowed employees to purchase shares at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. Effective February 1, 2009, the discount rate changed to 5%, allowing participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. During the thirteen weeks ended May 3, 2009, and May 4, 2008, no shares were purchased through the ESPP.
NOTE 6 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	May 3,	February 1,	May 4,
	2009	2009	2008
Total remaining gross occupancy costs	$32,325	$34,107	$31,204
Less:
Expected sublease income	(25,715)	(26,604)	(25,802)
Interest costs	(1,016)	(1,121)	(914)

Reserve for closed stores	$5,594	$6,382	$4,488

     Included in other current liabilities in the Condensed Consolidated Balance Sheets is $1.8 million, $2.3 million, and $1.6 million for the current portion of the reserve for closed stores at May 3, 2009, February 1, 2009, and May 4, 2008, respectively. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.
     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Opening balance	$6,382	$6,157
Charges (credits), net	207	(810)
Payments, net	(995)	(859)

Ending balance	$5,594	$4,488

NOTE 7 — OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense or (benefit) related to the foreign currency translation adjustments was $0.8 million and $(0.7) million for the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY
      Share Purchase Program
     In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program.

      Dividends
     On March 24, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 15, 2009 to stockholders of record on May 1, 2009.
NOTE 9 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Basic	124,355	125,050
Effect of dilutive securities:
Stock options, restricted stock, performance share units and ESPP shares	2,169	2,369

Diluted	126,524	127,419

     Certain stock-based compensation awards representing 5.8 million and 4.5 million shares of common stock in the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Interest paid	$14,397	$13,604
Income taxes paid, net of refunds	(1,180)	2,071
Assets acquired using capital lease obligations	11,440	25,203
Accruals and accounts payable for capital expenditures	12,231	38,918
Dividends declared but unpaid	3,783	3,820
NOTE 11 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have adopted SFAS No. 160 and the adoption was not material to our consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position, or “FSP,” No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively. We have adopted FSP No. EITF 03-6-1 and determined it has no material impact on our consolidated financial statements.
NOTE 12 — LITIGATION AND SETTLEMENTS
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleged that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v.

PetSmart, was filed on October 12, 2006, and alleged meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiffs sought compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties reached an agreement in principle to settle both of these matters for an amount that is not material to our consolidated financial statements and we have recorded proper accruals for those amounts. Final approval of the Sorenson settlement was granted by the court on February 19, 2009, and final approval of the settlement in the Enabnit case was granted on April 22, 2009.
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al., Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. Menu Foods, et al., Supreme Court of British Colombia (filed 3/23/07)
Silva v. Menu Foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.
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
NOTE 13 — COMMITMENTS AND CONTINGENCIES
     Letters of Credit
     As of May 3, 2009, a total of $89.3 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
      Advertising Purchase Commitments
     As of May 3, 2009, we had obligations to purchase $15.3 million of advertising through the remainder of 2009.

NOTE 14 — SHORT-TERM DEBT AND LETTERS OF CREDIT
     We have a $350.0 million revolving credit facility that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit up to $100.0 million, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.
     Any borrowings under the revolving credit facility that we intend to repay within 12 months are classified as short-term debt in the Condensed Consolidated Balance Sheets. As of May 3, 2009, we had no short-term debt and $89.3 million in letter of credit issuances outstanding under our $350.0 million revolving credit facility. We had no short-term debt as of February 1, 2009, and $91.3 million in letter of credit issuances outstanding. As of May 4, 2008, we had $26.0 million in short-term debt and $70.4 million in letter of credit issuances outstanding.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lender each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of May 3, 2009, February 1, 2009, and May 4, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to this stand-alone letter of credit facility. On May 13, 2009, we amended our stand-alone letter of credit facility to increase the availability to $100.0 million and to extend the expiration date to August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letter of credit outstanding during the preceding calendar quarter.
     As of May 3, 2009, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

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
•	A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.

•	The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.

•	Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings and store closures.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	Our operating margins at new stores may be lower than those of existing stores.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

•	Failure to successfully manage our inventory could harm our business.

•	If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

•	If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide quality products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Food safety, quality and health concerns could affect our business.

•	Our failure to successfully anticipate merchandise returns could have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.

•	Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.

•	Our inability to obtain commercial insurance at acceptable prices or our failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease, or other factors, could disrupt our operations, supply chain and the supply of small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.

•	Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit and the financial soundness of our suppliers.

•	Our operating and financial performance in any given period may differ from the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended February 1, 2009, filed with the Securities and Exchange Commission on March 26, 2009, which is incorporated herein by reference.

Overview
     Based on our 2008 net sales of $5.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of May 3, 2009, we operated 1,137 stores, and we anticipate opening approximately 16 net new stores in the remainder of 2009. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer more than 9,300 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of May 3, 2009, we operated 152 PetsHotels, and we anticipate opening approximately 10 additional PetsHotels during the remainder of 2009.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of May 3, 2009, full-service veterinary hospitals were in 741 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operated 729 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” We have a 21.0% stock ownership interest in MMIH. The remaining 12 hospitals are operated by other third parties in Canada.
Executive Summary
•	Diluted earnings per common share increased 15.6% to $0.37, on net income of $46.3 million, for the thirteen weeks ended May 3, 2009, compared to diluted earnings per common share of $0.32 on net income of $41.2 million for the thirteen weeks ended May 4, 2008.

•	Net sales increased 9.5% to $1.3 billion for the thirteen weeks ended May 3, 2009, compared to $1.2 billion for the thirteen weeks ended May 4, 2008.

•	Cash and cash equivalents increased $83.6 million, or 66.2%, to $209.9 million during the thirteen weeks ended May 3, 2009.

•	We had no short-term debt as of May 3, 2009.

•	We added 25 net new stores during the thirteen weeks ended May 3, 2009.

•	Comparable store sales, or sales in stores open at least one year, increased 3.9% for the thirteen weeks ended May 3, 2009.

•	Services sales increased 10.3% to $142.8 million for the thirteen weeks ended May 3, 2009, compared to $129.5 million for the thirteen weeks ended May 4, 2008. Services sales represented 10.8% of net sales for the thirteen weeks ended May 3, 2009, compared to 10.7% of net sales for the thirteen weeks ended May 4, 2008.

•	We purchased 1.2 million shares of our common stock for $25.0 million during the thirteen weeks ended May 3, 2009.
Critical Accounting Policies and Estimates
     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 1, 2009. We have made no significant change in our critical accounting policies since February 1, 2009.
Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Net sales	100.0%	100.0%
Cost of sales	71.6	70.6

Gross profit	28.4	29.4
Operating, general and administrative expenses	21.6	22.8

Operating income	6.8	6.6
Interest expense, net	(1.1)	(1.1)

Income before income tax expense and equity in income from investee	5.6	5.5
Income tax expense	(2.2)	(2.1)
Equity in income from investee	0.1	0.0

Net income	3.5%	3.4%

Thirteen Weeks Ended May 3, 2009, Compared to the Thirteen Weeks Ended May 4, 2008
     Net Sales
     Net sales increased $114.6 million, or 9.5%, to $1.3 billion for the thirteen weeks ended May 3, 2009, compared to $1.2 billion for the thirteen weeks ended May 4, 2008. The sales increase was primarily due to 94 net new stores and 45 new PetsHotels added since May 4, 2008, and a 3.9% increase in comparable store sales for the thirteen weeks ended May 3, 2009. The increase in comparable store sales was primarily due to the impact of inflation and pricing strategies, partially offset by economic conditions and the slowdown in consumer spending, primarily in our hardgoods category.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 10.3%, or $13.3 million, to $142.8 million for the thirteen weeks ended May 3, 2009, compared to $129.5 million for the thirteen weeks ended May 4, 2008. Services sales represented 10.8% and 10.7% of total sales for the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively.
     Gross Profit
     Gross profit decreased to 28.4% of net sales for the thirteen weeks ended May 3, 2009, from 29.4% for the thirteen weeks ended May 4, 2008.
     Merchandise margin as a percentage of net sales decreased due to an increase in consumables merchandise sales relative to net sales as well as select price reductions and an increase in promotions for hardgoods merchandise. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers. Macro economic conditions, including a decrease in discretionary spending by consumers, are challenging our merchandise margins as we have experienced softness in our higher margin hardgoods merchandise sales. We also increased our promotional activity and reduced prices on certain hardgoods merchandise to drive additional customer traffic.
     Services sales increased as a percentage of net sales, primarily due to continued strong demand for our grooming services, and the addition of 45 new PetsHotels since May 4, 2008. Services sales generally generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales.
     Warehouse and distribution costs decreased as a percentage of net sales. We reduced miles driven to transport product from our distribution centers to our stores and increased the productivity in our distribution centers as a result of investments made to our network. In addition, lower fuel prices contributed to the leverage.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 21.6% and 22.8% of net sales for the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively.
     The decrease in operating, general and administrative expenses as a percentage of net sales during the thirteen weeks ended May 3, 2009, was attributable to various cost savings initiatives, including a new store labor management process, combined with reduced professional fees, renegotiated maintenance and supply contracts, and lower travel and supplies costs.
     Interest Expense, net
     Interest expense increased to $15.2 million during the thirteen weeks ended May 3, 2009, compared to $13.9 million for the thirteen weeks ended May 4, 2008. This increase is primarily due to continued increases in capital lease obligations. Interest income increased to $0.2 million during the thirteen weeks ended May 3, 2009, compared to $0.1 million during the thirteen weeks ended May 4, 2008.

     Income Tax Expense
     In the thirteen weeks ended May 3, 2009, the $29.7 million income tax expense represents an effective tax rate of 39.7%, compared with the thirteen weeks ended May 4, 2008, when we had income tax expense of $25.9 million, which represents an effective tax rate of 38.9%. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $1.1 million and $0.6 million for the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively, based on our ownership percentage in MMIH’s net income.
Liquidity and Capital Resources
     Cash Flow
     We continue to generate operating cash flow sufficient to meet our financing needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to our $350.0 million five-year revolving credit facility. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $172.3 million for the thirteen weeks ended May 3, 2009, compared to $120.1 million for the thirteen weeks ended May 4, 2008. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities.
     Net cash used in investing activities was $32.2 million for the thirteen weeks ended May 3, 2009, compared to $57.7 million for the thirteen weeks ended May 4, 2008. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, costs to expand our distribution network and other expenditures to support our growth plans and initiatives.
     Net cash used in financing activities was $56.8 million for the thirteen weeks ended May 3, 2009, and consisted primarily of the purchase of our common stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends and net payments from common stock issued under equity incentive plans. These activities were partially offset by proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the thirteen weeks ended May 4, 2008, was $64.8 million. The primary differences between the thirteen weeks ended May 3, 2009, and the thirteen weeks ended May 4, 2008, were lower purchases of treasury stock, and no credit facility borrowings or repayments.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 26 new stores in the thirteen weeks ended May 3, 2009 and closed 1 store. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $115.0 to $125.0 million for 2009 based on our plan to open 40 to 42 net new stores and approximately 20 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	May 3, 2009	May 4, 2008
Capital Expenditures:
New stores	$15,092	$20,466
Store-related projects(1)	9,071	15,650
PetsHotel(2)	3,864	9,318
Information technology	6,405	5,280
Supply chain	1,251	8,521
Other	245	1,048

Total capital expenditures	$35,928	$60,283

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.
Commitments and Contingencies
     As of May 3, 2009, we had obligations to purchase $15.3 million of advertising through the remainder of 2009.
     There have been no other material changes in our contractual obligations since February 1, 2009. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2009.
Credit Facilities
     We have a $350.0 million five-year revolving credit facility which expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the credit facility. The credit facility also gives us the ability to issue letters of credit, which reduce the amount available under the credit facility. Letter of credit issuances under the credit facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of May 3, 2009, we had no borrowings and $89.3 million in stand-by letter of credit issuances under our $350.0 million five-year revolving credit facility.
     We also have a $70.0 million stand-alone letter of credit facility that expires on June 30, 2009. We are subject to fees payable to the lender each quarter at an annual rate of 0.20% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under this stand-alone letter of credit facility. As of May 3, 2009, February 1, 2009, and May 4, 2008, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash and short-term investments on deposit with the lender, and no other investments related to this stand-alone letter of credit facility. On May 13, 2009, we amended our stand-alone letter of credit facility to increase the availability to $100.0 million and to extend the expiration date to August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letter of credit outstanding during the preceding calendar quarter.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The credit facility and letter of credit facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the credit facility and stand-alone letter of credit facility. As of May 3, 2009, we were in compliance with the terms and covenants of our credit facility and letter of credit facility. The credit facility and letter of credit facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     On March 24, 2009, the Board of Directors declared a quarterly cash dividend of $0.03 per share payable on May 15, 2009 to stockholders of record on May 1, 2009.

Common Stock Purchase Program
     In August 2007, the Board of Directors approved a program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We purchased 1.2 million shares of our common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.
Related Party Transactions
     We have an investment in MMIH, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 729 of our stores. Our investment consists of common and preferred stock.
     We use the equity method of accounting for our investment in MMIH. As of May 3, 2009, we owned approximately 21.4% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.
     Our equity in income from our investment in MMIH, which is recorded one month in arrears, was $1.1 million and $0.6 million for the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively.
     We have a master operating agreement with MMIH which covers license fees, utilities and other cost reimbursements. We charge MMIH license fees for the space used by the veterinary hospitals and for their portion of utilities costs. These amounts are classified as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of merchandise sales in the Condensed Consolidated Statements of Operations and Comprehensive Income. We also charge MMIH for its portion of specific operating expenses and classify the reimbursement as a reduction of the stores’ operating expense.
     We recognized license fees, utilities and other cost reimbursements of $8.1 million and $7.2 million during the thirteen weeks ended May 3, 2009, and May 4, 2008, respectively. Receivables from MMIH totaled $3.2 million, $3.3 million, and $2.1 million at May 3, 2009, February 1, 2009, and May 4, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital.
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
     While we continue to experience inflationary pressure, we have been able to largely mitigate the effect by increasing retail prices accordingly. Although neither inflation nor deflation has had a material impact on net operating results, we can make no assurance that our business will not be affected by inflation or deflation in the future.
Recent Accounting Pronouncements
     In December 2007, the Financial Accounting Standards Board, or “FASB,” issued Statement of Financial Accounting Standards, or “SFAS,” No. 141 (revised 2007), “Business Combinations.” SFAS No. 141(R) establishes principles and requirements for how the acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquiree at the acquisition date fair value. SFAS No. 141(R) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51.” SFAS No. 160 amends Accounting Research Bulletin, or “ARB,” No. 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The provisions of SFAS No. 160 must be applied retrospectively upon adoption. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008. We have adopted SFAS No. 160 and the adoption was not material to our consolidated financial statements.
     In June 2008, the FASB issued FASB Staff Position, or “FSP,” No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” FSP No. EITF 03-6-1 clarifies that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents, whether paid or unpaid, are participating securities and requires such awards be included in the computation of earnings per share pursuant to the two-class method. FSP No. EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. FSP No. EITF 03-6-1 requires all prior-period earnings per share data presented to be adjusted retrospectively. We have adopted FSP No. EITF 03-6-1 and determined it has no material impact on our consolidated financial statements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of May 3, 2009, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2009. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 1, 2009.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 3, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 3, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 3, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleged that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleged meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiffs sought compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties reached an agreement in principle to settle both of these matters for an amount that is not material to our consolidated financial statements and we have recorded proper accruals for those amounts. Final approval of the Sorenson settlement was granted by the court on February 19, 2009, and final approval of the settlement in the Enabnit case was granted on April 22, 2009.
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
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al., Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. Menu Foods, et al., Supreme Court of British Colombia (filed 3/23/07)
Silva v. Menu Foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.
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

Item 1A. Risk Factors
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended February 1, 2009, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We completed this $300.0 million purchase program during the thirteen weeks ended May 3, 2009. The following table shows the purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 3, 2009:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs
February 2, 2009, to March 1, 2009	—	—	—	$25,044,000
March 2, 2009, to April 5, 2009	1,000,000	$21.14	1,000,000	$3,873,000
April 6, 2009, to May 3, 2009	182,150	20.99	182,150	$—

Thirteen Weeks Ended May 3, 2009	1,182,150	$21.12	1,182,150	$—

Item 6. Exhibits
(a) Exhibits

Exhibit 10.22	Form of Performance Share Unit Notice and Performance Share Unit Agreement.

Exhibit 10.23	2009 Performance Share Unit Program.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 29, 2009

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer of the Registrant)