Form 10-Q
period 2009-08-02
PETSMART INC
filed 2009-08-28
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended August 2, 2009
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
Common Stock, $.0001 Par Value, 125,021,776 Shares at August 14, 2009

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of August 2, 2009, February 1, 2009, and August 3, 2008	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and twenty-six weeks ended August 2, 2009, and August 3, 2008	5
Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 2, 2009, and August 3, 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 4. Submission of Matters to a Vote of Security Holders	26
Item 6. Exhibits	27
Signatures	28
EX-3.4
EX-3.5
EX-10.1
EX-10.20
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of August 2, 2009 and August 3, 2008, and the related condensed consolidated statements of operations and comprehensive income for the thirteen week and twenty-six week periods ended August 2, 2009 and August 3, 2008, and of cash flows for the twenty-six week periods ended August 2, 2009 and August 3, 2008. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 28, 2009

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	August 2,	February 1,	August 3,
	2009	2009	2008
ASSETS

Cash and cash equivalents	$180,656	$126,314	$57,904
Restricted cash	55,250	—	—
Receivables, net	58,729	48,609	39,621
Merchandise inventories	574,985	584,011	544,609
Deferred income taxes	29,334	28,223	28,895
Prepaid expenses and other current assets	89,680	87,677	77,262

Total current assets	988,634	874,834	748,291
Property and equipment, net	1,262,458	1,302,245	1,318,573
Equity investment in affiliate	28,591	25,938	25,283
Deferred income taxes	84,829	93,128	124,983
Goodwill	41,989	38,645	43,341
Other noncurrent assets	24,257	22,863	28,279

Total assets	$2,430,758	$2,357,653	$2,288,750

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$189,242	$194,630	$184,281
Accrued payroll, bonus and employee benefits	92,879	88,337	88,580
Accrued occupancy expenses and deferred rents	60,404	55,642	53,460
Short-term debt	—	—	32,000
Current maturities of capital lease obligations	34,930	32,233	30,833
Other current liabilities	130,075	107,315	149,199

Total current liabilities	507,530	478,157	538,353
Capital lease obligations	553,960	553,760	546,965
Deferred rents	92,587	92,155	90,572
Other noncurrent liabilities	98,241	89,445	92,344

Total liabilities	1,252,318	1,213,517	1,268,234

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 159,781, 159,770 and 159,028 shares issued	16	16	16
Additional paid-in capital	1,127,947	1,117,557	1,093,585
Retained earnings	1,005,050	936,100	829,519
Accumulated other comprehensive income (loss)	2,178	(2,714)	4,219
Less: treasury stock, at cost, 34,753, 32,408 and 32,408 shares	(956,751)	(906,823)	(906,823)

Total stockholders’ equity	1,178,440	1,144,136	1,020,516

Total liabilities and stockholders’ equity	$2,430,758	$2,357,653	$2,288,750

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2009	2008	2009	2008
Merchandise sales	$1,154,593	$1,101,984	$2,339,348	$2,185,435
Services sales	154,192	139,964	297,011	269,444

Net sales	1,308,785	1,241,948	2,636,359	2,454,879

Cost of merchandise sales	830,629	775,275	1,678,503	1,537,274
Cost of services sales	108,744	100,267	211,192	194,831

Total cost of sales	939,373	875,542	1,889,695	1,732,105

Gross profit	369,412	366,406	746,664	722,774
Operating, general and administrative expenses	295,623	291,007	583,006	567,106

Operating income	73,789	75,399	163,658	155,668
Interest expense, net	(14,970)	(15,211)	(29,944)	(28,953)

Income before income tax expense and equity in income from investee	58,819	60,188	133,714	126,715
Income tax expense	(21,392)	(24,294)	(51,141)	(50,193)
Equity in income from investee	1,537	1,354	2,653	1,937

Net income	38,964	37,248	85,226	78,459
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	3,688	(309)	4,892	(1,366)

Comprehensive income	$42,652	$36,939	$90,118	$77,093

Earnings per common share:
Basic	$0.32	$0.30	$0.69	$0.63

Diluted	$0.31	$0.30	$0.68	$0.62

Weighted average shares outstanding:
Basic	123,474	123,751	123,914	124,401
Diluted	125,504	126,210	126,102	126,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	August 2,	August 3,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$85,226	$78,459
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,482	108,141
Loss on disposal of property and equipment	2,401	3,475
Stock-based compensation expense	12,124	12,251
Deferred income taxes	7,188	1,431
Equity in income from investee	(2,653)	(1,937)
Tax benefits from tax deductions in excess of the compensation cost recognized	(291)	(241)
Non-cash interest expense	1,439	1,721
Changes in assets and liabilities:
Receivables, net	(10,384)	11,090
Merchandise inventories	11,014	(43,837)
Prepaid expenses and other current assets	(4,952)	(4,044)
Other noncurrent assets	(1,500)	2,540
Accounts payable	7,555	30,735
Accrued payroll, bonus and employee benefits	4,198	3,934
Accrued occupancy expenses and current deferred rents	4,564	6,661
Other current liabilities	10,657	(7,646)
Deferred rents	17	1,768
Other noncurrent liabilities	7,937	6,000

Net cash provided by operating activities	252,022	210,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and short-term investments	(55,250)	—
Cash paid for property and equipment	(59,197)	(126,674)
Proceeds from sales of property and equipment	3,783	2,928

Net cash used in investing activities	(110,664)	(123,746)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	1,516	2,433
Cash paid for treasury stock	(49,928)	(49,955)
Payments of capital lease obligations	(18,567)	(15,764)
Proceeds from short-term debt	—	282,000
Payments on short-term debt	—	(280,000)
Decrease in bank overdraft	(14,003)	(18,180)
Tax benefits from tax deductions in excess of the compensation cost recognized	291	241
Cash dividends paid to stockholders	(7,599)	(7,657)

Net cash used in financing activities	(88,290)	(86,882)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,274	(291)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	54,342	(418)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	126,314	58,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$180,656	$57,904

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of August 2, 2009, we operated 1,145 retail stores and had full-service veterinary hospitals in 750 of our stores. Medical Management International, Inc. operated 738 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 4 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (which are of a normal, recurring nature) necessary for the fair statement of results of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended February 1, 2009. As detailed in Note 1 to the audited consolidated financial statements of said Annual Report, certain prior period amounts have been reclassified to conform to the current year presentation. We evaluated subsequent events through the time that we filed these condensed consolidated financial statements in our Form 10-Q with the Securities and Exchange Commission on August 28, 2009.
     Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended August 2, 2009, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2009 ends on January 31, 2010, while fiscal 2008 ended on February 1, 2009, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
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
     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at August 2, 2009, using:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value at August 2, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$167,274	$167,274	—	—

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

     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $1.9 million of our current remaining unrecognized tax positions may be recognized by the end of the second quarter of 2010 as a result of settlements or a lapse of the statute of limitations.
     As of August 2, 2009, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $8.4 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We generally do not materially adjust deferred tax assets as part of our interim income tax provision. During the twenty-six weeks ended August 2, 2009, changes in deferred tax assets were due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur in the last quarter of 2009.
     At August 2, 2009, accrued taxes of $30.6 million related to sales taxes and income taxes were included in other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 4 — INVESTMENTS
     We have an investment in MMI Holdings, Inc., a provider of veterinary and other pet-related services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals inside 738 of our stores under the registered trade name “Banfield, The Pet Hospital.”
     We use the equity method of accounting for our investment in MMIH. Our ownership interest in the stock of MMIH was as follows (in thousands):

	August 2, 2009		February 1, 2009		August 3, 2008
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	6,916	—	4,263	—	3,608

Total equity investment in affiliate	4,693	$28,591	4,693	$25,938	4,693	$25,283

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of August 2, 2009, and 21.5% as of February 1, 2009, and August 3, 2008. Our ownership percentage as of August 2, 2009, February 1, 2009, and August 3, 2008, considering all classes of stock (voting and non-voting), was 21.0%. Our investment in MMIH includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of our acquisition of our ownership interest in MMIH relative to that step’s portion of MMIH’s net assets at the respective acquisition date.
     MMIH’s financial data, which is recorded one month in arrears, is summarized as follows (in thousands):

	June 30, 2009	December 27, 2008	August 3, 2008
Current assets	$233,362	$187,066	$183,197
Noncurrent assets	126,484	121,932	126,978
Current liabilities	235,063	196,070	197,192
Noncurrent liabilities	14,717	14,070	15,974

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	June 30, 2009	August 3, 2008	June 30, 2009	August 3, 2008
Net sales	$145,820	$130,390	$272,149	$247,171
Gross profit	20,634	22,899	32,925	39,541
Net income before minority interest	7,316	6,861	12,624	10,828

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
     We recognized license fees, utilities and other cost reimbursements of $8.5 million and $7.9 million during the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and $16.6 million and $15.1 million during the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively. Receivables from MMIH totaled $4.0 million, $3.3 million, and $2.9 million at August 2, 2009, February 1, 2009, and August 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food sales is not material to our condensed consolidated financial statements.
NOTE 5 — STOCK-BASED COMPENSATION
     The stock-based compensation expense and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Stock options expense	$1,957	$1,901	$4,174	$4,085
Management equity unit expense	373	—	591	—
Performance share unit expense	868	—	1,366	—
Restricted stock expense	2,814	3,578	5,993	7,216
Employee stock purchase plan expense	—	508	—	950

Total stock-based compensation expense	$6,012	$5,987	$12,124	$12,251

Tax benefit	$2,165	$2,036	$4,431	$4,219

     Stock-based compensation expense has been adjusted to reflect both actual and estimated forfeitures as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Stock options forfeiture (benefit) expense	$(131)	$7	$(105)	$184
Management equity unit forfeiture benefit	(43)	—	(43)	—
Performance share unit forfeiture benefit	(48)	—	(48)	—
Restricted stock forfeiture benefit	(966)	(1,172)	(664)	(2,127)

Total forfeiture benefit	$(1,188)	$(1,165)	$(860)	$(1,943)

     At August 2, 2009, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $49.9 million and is expected to be recognized over a weighted average period of 2.1 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per stock option or per share information):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Stock options awarded	61	43	1,684	1,790
Weighted average fair value per stock option	$7.25	$8.11	$6.67	$6.41
Weighted average exercise price per stock option	$22.49	$22.65	$16.91	$19.07
Management equity units awarded	2	—	284	—
Fair value per management equity unit	$22.37	$—	$22.37	$—
Performance share units awarded	21	—	588	—
Weighted average fair value per performance share unit	$22.49	$—	$16.90	$—
Restricted stock awarded	11	53	82	935
Weighted average fair value per share of restricted stock	$21.96	$22.60	$18.05	$19.22

     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Dividend yield	1.67%	0.42%	0.61%	0.42%
Expected volatility	39.0%	37.4%	46.0%	36.1%
Risk-free interest rate	1.54%	2.72%	1.16%	1.96%
Expected life	5.3 years	5.2 years	5.3 years	5.2 years
Vesting period	4.0 years	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years	7.0 years
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. Prior to February 1, 2009, the ESPP allowed employees to purchase shares at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. Effective February 1, 2009, the discount rate changed to 5%, allowing participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. During the thirteen weeks ended August 2, 2009, and August 3, 2008, 0.1 million and 0.2 million shares were purchased through the ESPP, respectively.
NOTE 6 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	August 2,	February 1,	August 3,
	2009	2009	2008
Total remaining gross occupancy costs	$36,135	$34,107	$37,139
Less:
Expected sublease income	(27,143)	(26,604)	(30,042)
Interest costs	(1,359)	(1,121)	(1,178)

Reserve for closed stores	$7,633	$6,382	$5,919

     Included in other current liabilities in the Condensed Consolidated Balance Sheets is $2.0 million, $2.3 million, and $1.9 million for the current portion of the reserve for closed stores at August 2, 2009, February 1, 2009, and August 3, 2008, respectively. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate and macroeconomic environment.
     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Opening balance	$5,594	$4,488	$6,382	$6,157
Reserve for new store closures	—	2,585	—	2,585
Changes in subtenant assumptions	2,500	—	2,598	—
Lease terminations	—	—	—	(821)
Other	299	112	408	123

Charges, net	2,799	2,697	3,006	1,887
Payments	(760)	(1,266)	(1,755)	(2,125)

Ending balance	$7,633	$5,919	$7,633	$5,919

NOTE 7 — OTHER COMPREHENSIVE INCOME
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $2.4 million and $(0.2) million for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and $3.1 million and $(0.9) million for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively. The transaction (gain) loss included in net income was $(1.1) million and $0.1 million for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and $(1.4) million and $0.4 million for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY
     Share Purchase Program
     In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended August 2, 2009, we purchased 1.2 million shares of common stock for $25.0 million.
     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 24, 2009	$ 0.03	May 1, 2009	May 15, 2009
June 22, 2009	$ 0.10	July 31, 2009	August 14, 2009
NOTE 9 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Basic	123,474	123,751	123,914	124,401
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,030	2,459	2,188	2,413

Diluted	125,504	126,210	126,102	126,814

     Certain stock-based compensation awards representing 7.0 million and 5.1 million shares of common stock in the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and 6.0 million and 4.8 million shares of common stock in the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008
Interest paid	$13,583	$28,661
Income taxes paid, net of refunds	39,701	46,852
Assets acquired using capital lease obligations	17,985	57,724
Accruals and accounts payable for capital expenditures	19,384	46,997
Dividends declared but unpaid	12,493	3,794

NOTE 11 — LITIGATION AND SETTLEMENTS
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleged that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleged meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiffs sought compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties reached an agreement in principle to settle both of these matters for an amount that is not material to our condensed consolidated financial statements and we have recorded proper accruals for those amounts. Final approvals of the Sorenson and Enabnit settlements were granted by the court on February 19, 2009, and April 22, 2009, respectively, and final settlement payments have been disbursed, effectively resolving both cases.
     On January 12, 2009, a former groomer filed a lawsuit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleges that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees and costs, and prejudgment interest. On February 17, 2009, we removed the action to the United States District Court for the Central District of California. We have not accrued any contingent liability amount for this case and it is not possible to presently estimate any possible loss or range of loss.
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
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. District Court approved the settlement, and the Canadian courts gave final approval on November 3, 2008.
     Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement. Upon expiration of the prescribed appeal process, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our condensed consolidated financial statements. Accordingly, we have not accrued any contingent liability amount for these cases.

     There have been no appeals filed in Canada.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Letters of Credit
     As of August 2, 2009, a total of $89.4 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Advertising Purchase Commitments
     As of August 2, 2009, we had obligations to purchase $12.9 million of advertising through the remainder of 2009.
NOTE 13 — SHORT-TERM DEBT AND LETTERS OF CREDIT
     We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit up to $100.0 million, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit.
     Any borrowings under the Revolving Credit Facility that we intend to repay within 12 months are classified as short-term debt in the Condensed Consolidated Balance Sheets. As of August 2, 2009, we had no short-term debt and $34.1 million in letter of credit issuances outstanding under our Revolving Credit Facility. We had no short-term debt as of February 1, 2009, and $91.3 million in letter of credit issuances outstanding. As of August 3, 2008, we had $32.0 million in short-term debt and $70.4 million in letter of credit issuances outstanding.
     On May 13, 2009, we amended our $70.0 million stand-alone letter of credit facility to increase the availability to $100.0 million. The $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of August 2, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender. As of February 1, 2009, and August 3, 2008, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.
     As of August 2, 2009, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

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

Overview
     Based on our 2008 net sales of $5.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of August 2, 2009, we operated 1,145 stores, and we anticipate opening 7 to 9 net new stores in the remainder of 2009. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of August 2, 2009, we operated 156 PetsHotels, and we anticipate opening 6 additional PetsHotels during the remainder of 2009.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of August 2, 2009, full-service veterinary hospitals were in 750 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operated 738 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” We have a 21.0% stock ownership interest in MMIH. The remaining 12 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the recent liquidity crisis in the macro economy. However, we feel we have a competitive advantage in our offering of pet services, a growing industry that we believe cannot easily be duplicated. Additionally, we have been able to generate cash flow from operations sufficient to meet our financing needs and continue to have access to our $350.0 million revolving credit facility, or “Revolving Credit Facility.” As our cash flow from operations increases, we expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 3.3% to $0.31, on net income of $39.0 million, for the thirteen weeks ended August 2, 2009, compared to diluted earnings per common share of $0.30 on net income of $37.2 million for the thirteen weeks ended August 3, 2008. Diluted earnings per common share were $0.68 and $0.62 for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively.

•	Net sales increased 5.4% to $1.3 billion for the thirteen weeks ended August 2, 2009, compared to $1.2 billion for the thirteen weeks ended August 3, 2008. Net sales increased 7.4% to $2.6 billion for the twenty-six weeks ended August 2, 2009, compared to $2.5 billion for the twenty-six weeks ended August 3, 2008.

•	Cash, cash equivalents, and restricted cash increased $109.6 million, or 86.8% to $235.9 million during the twenty-six weeks ended August 2, 2009.

•	We had no short-term debt as of August 2, 2009, and did not borrow against the Revolving Credit Facility during the twenty-six weeks ended August 2, 2009.

•	We added 8 and 33 net new stores during the thirteen and twenty-six weeks ended August 2, 2009, respectively.

•	Comparable store sales, or sales in stores open at least one year, increased 0.8% and 2.3% for the thirteen and twenty-six weeks ended August 2, 2009, respectively. The increase in net sales was partially impacted by $8.6 million and $16.5 million in unfavorable foreign currency fluctuations for the thirteen and twenty-six weeks ended August 2, 2009, respectively.

•	Services sales increased 10.2% to $154.2 million for the thirteen weeks ended August 2, 2009, compared to $140.0 million for the thirteen weeks ended August 3, 2008. Services sales represented 11.8% and 11.3% of net sales for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively. Services sales increased 10.2% to $297.0 million for the twenty-six weeks ended August 2, 2009, compared to $269.4 million for the twenty-six weeks ended August 3, 2008. Services sales represented 11.3% and 11.0% of net sales for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively.

•	We purchased 1.2 million and 2.3 million shares of our common stock for $25.0 million and $50.0 million during the thirteen and twenty-six weeks ended August 2, 2009, respectively.

•	In June 2009, the Board of Directors authorized a $350.0 million stock purchase plan that expires in January 2012.

•	On June 22, 2009, the Board of Directors approved an increase to our quarterly dividend from $0.03 per share to $0.10 per share beginning in the thirteen weeks ended August 2, 2009.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008	August 2, 2009	August 3, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	71.8	70.5	71.7	70.6

Gross profit	28.2	29.5	28.3	29.4
Operating, general and administrative expenses	22.6	23.4	22.1	23.1

Operating income	5.6	6.1	6.2	6.3
Interest expense, net	(1.1)	(1.2)	(1.1)	(1.2)

Income before income tax expense and equity in income from investee	4.5	4.8	5.1	5.2
Income tax expense	(1.6)	(2.0)	(1.9)	(2.0)

Equity in income from investee	0.1	0.1	0.1	0.1

Net income	3.0%	3.0%	3.2%	3.2%

Thirteen Weeks Ended August 2, 2009, Compared to the Thirteen Weeks Ended August 3, 2008
     Net Sales
     Net sales increased $66.8 million, or 5.4%, to $1.3 billion for the thirteen weeks ended August 2, 2009, compared to $1.2 billion for the thirteen weeks ended August 3, 2008. The increase in net sales was partially impacted by $8.6 million in unfavorable foreign currency fluctuations. Approximately 85% of the sales increase is due to the addition of 70 net new stores and 35 new PetsHotels since August 3, 2008, and 15% of the sales increase is due to a 0.8% increase in comparable store sales for the thirteen weeks ended August 2, 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, partially offset by economic conditions and the slowdown in consumer spending, primarily in our hardgoods category. A decrease in the number of transactions represented (0.5)% of the comparable store sales growth in the thirteen weeks ended August 2, 2009, compared to (1.7)% in the thirteen weeks ended August 3, 2008. An increase in the average sales per transaction represented 1.3% of the comparable store sales growth in the thirteen weeks ended August 2, 2009, compared to 5.7% in the thirteen weeks ended August 3, 2008.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 10.2%, or $14.2 million, to $154.2 million for the thirteen weeks ended August 2, 2009, compared to $140.0 million for the thirteen weeks ended August 3, 2008. Services sales represented 11.8% and 11.3% of net sales for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 70 net new stores and 35 new PetsHotels since August 3, 2008.

     Gross Profit
     Gross profit decreased to 28.2% of net sales for the thirteen weeks ended August 2, 2009, from 29.5% for the thirteen weeks ended August 3, 2008, representing a decrease of 130 basis points.
     Merchandise margin decreased 165 basis points due to an increase in consumables merchandise sales mix relative to net sales as well as select price reductions and an increase in promotions for hardgoods merchandise to drive additional customer traffic. Challenging macroeconomic conditions, including reduced discretionary consumer spending, is challenging our merchandise margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers.
     Services margin increased 15 basis points primarily due to continued strong demand for our grooming services, and the addition of 35 new PetsHotels since August 3, 2008. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in gross margin during the thirteen weeks ended August 2, 2009. As a result, the services gross margin is slightly favorable to the overall margin contribution as a percentage of total net sales.
     Store occupancy costs included in margin increased 40 basis points primarily due to the addition of new stores, and new store growth outpacing the rate of sales growth.
     Warehouse and distribution costs decreased 65 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers as a result of investments made to our network, resulting in a positive impact on gross margin.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 22.6% and 23.4% of net sales for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, representing an improvement of 85 basis points.
     The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during the thirteen weeks ended August 2, 2009, were increased efficiencies in our advertising spending due to lower advertising rates, and lower store preopening expenses due to slower store growth. Store maintenance expense, travel, and supplies costs were also lower due to vendor renegotiations and various cost control initiatives.
     Interest Expense, net
     Interest expense was $15.1 million during the thirteen weeks ended August 2, 2009, compared to $15.3 million for the thirteen weeks ended August 3, 2008. Interest expense is primarily related to capital lease obligations. Interest income was $0.2 million during the thirteen weeks ended August 2, 2009, compared to $0.1 million during the thirteen weeks ended August 3, 2008.
     Income Tax Expense
     In the thirteen weeks ended August 2, 2009, the $21.4 million income tax expense represents an effective tax rate of 36.4%, compared with the thirteen weeks ended August 3, 2008, when we had income tax expense of $24.3 million, which represents an effective tax rate of 40.4%. The decrease in the effective tax rate was primarily due to reductions in certain state tax liabilities and tax exempt gains from our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.

     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $1.5 million and $1.4 million for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, based on our ownership percentage in MMIH’s net income.
Twenty-Six Weeks Ended August 2, 2009, Compared to the Twenty-Six Weeks Ended August 3, 2008
     Net Sales
     Net sales increased $181.5 million, or 7.4%, to $2.6 billion for the twenty-six weeks ended August 2, 2009, compared to $2.5 billion for the twenty-six weeks ended August 3, 2008. The increase in net sales was partially impacted by $16.5 million in unfavorable foreign currency fluctuations during the twenty-six weeks ended August 2, 2009. Approximately 70% of the sales increase is due to the addition of 70 net new stores and 35 new PetsHotels since August 3, 2008, and 30% of the increase is due to a 2.3% increase in comparable store sales for the twenty-six weeks ended August 2, 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, partially offset by economic conditions and the slowdown in consumer spending, primarily in our hardgoods category. A decrease in the number of transactions represented (0.2)% of the comparable store sales growth in the twenty-six weeks ended August 2, 2009, compared to (2.0)% in the twenty-six weeks ended August 3, 2008. An increase in the average sales per transaction represented 2.5% of the comparable store sales growth in the twenty-six weeks ended August 2, 2009, compared to 5.4% in the twenty-six weeks ended August 3, 2008.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 10.2%, or $27.6 million, to $297.0 million for the twenty-six weeks ended August 2, 2009, compared to $269.4 million for the twenty-six weeks ended August 3, 2008. Services sales represented 11.3% and 11.0% of net sales for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 70 net new stores and 35 new PetsHotels since August 3, 2008.
     Gross Profit
     Gross profit decreased to 28.3% of net sales for the twenty-six weeks ended August 2, 2009, from 29.4% for the twenty-six weeks ended August 3, 2008, representing a decrease of 110 basis points.
     Merchandise margin decreased 175 basis points due to an increase in consumables merchandise sales mix relative to net sales, as well as select price reductions, an increase in promotions for hardgoods merchandise, and broad category promotions to drive additional customer traffic. Challenging macroeconomic conditions, including reduced discretionary consumer spending, is challenging our merchandise margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers.
     Services margin increased 15 basis points primarily due to continued strong demand for our grooming services, and the addition of 35 new PetsHotels since August 3, 2008. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in margin during the twenty-six weeks ended August 2, 2009. As a result, the services gross margin is slightly favorable to the overall margin contribution as a percentage of total net sales.
     Store occupancy costs included in margin increased 25 basis points primarily due to the addition of new stores, and new store growth outpacing the rate of sales growth.
     Warehouse and distribution costs decreased 75 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers as a result of investments made to our network, resulting in a positive impact on gross margin.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 22.1% and 23.1% of net sales for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively, representing an improvement of 100 basis points.

     The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during the twenty-six weeks ended August 2, 2009, were increased efficiencies in our advertising spending due to lower advertising rates, and lower store preopening expenses due to slowing store growth. Store maintenance expense, travel, and supplies costs were also lower due to vendor renegotiations and various cost control initiatives.
     Interest Expense, net
     Interest expense increased to $30.3 million during the twenty-six weeks ended August 2, 2009, compared to $29.2 million for the twenty-six weeks ended August 3, 2008. This increase is primarily due to continued increases in capital lease obligations. Interest income increased to $0.4 million during the twenty-six weeks ended August 2, 2009, compared to $0.3 million during the twenty-six weeks ended August 3, 2008.
     Income Tax Expense
     In the twenty-six weeks ended August 2, 2009, the $51.1 million income tax expense represents an effective tax rate of 38.2%, compared with the twenty-six weeks ended August 3, 2008, when we had income tax expense of $50.2 million, which represents an effective tax rate of 39.6%. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $2.7 million and $1.9 million for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively, based on our ownership percentage in MMIH’s net income.
Liquidity and Capital Resources
     Cash Flow
     We continue to generate operating cash flow sufficient to meet our needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we have continued to have full access to our $350.0 million five-year revolving credit facility. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms. As we generate cash flow from operations, we expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $252.0 million for the twenty-six weeks ended August 2, 2009, compared to $210.5 million for the twenty-six weeks ended August 3, 2008. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. The primary differences between the twenty-six weeks ended August 2, 2009 and August 3, 2008 were decreased purchases of merchandise inventories and an increase in current liabilities primarily as a result of increases in dividends and tax accruals, offset by an increase in receivables and a decrease in accounts payable.
     Net cash used in investing activities was $110.7 million for the twenty-six weeks ended August 2, 2009, compared to $123.7 million for the twenty-six weeks ended August 3, 2008. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. The primary differences between the twenty-six weeks ended August 2, 2009 and August 3, 2008 were a decrease in cash paid for property and equipment as a result of the slow-down in store openings, and an increase in restricted cash.

     Net cash used in financing activities was $88.3 million for the twenty-six weeks ended August 2, 2009, and consisted primarily of the purchase of our common stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends, offset by net proceeds from common stock issued under equity incentive plans, and proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the twenty-six weeks ended August 3, 2008, was $86.9 million. The primary difference between the twenty-six weeks ended August 2, 2009, and the twenty-six weeks ended August 3, 2008, was an increase in cash paid for capital lease obligations.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 36 new stores in the twenty-six weeks ended August 2, 2009 and closed 3 stores. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $115.0 to $125.0 million for 2009 for opening new stores and PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Twenty-Six Weeks Ended
	August 2, 2009	August 3, 2008
Capital Expenditures:
New stores	$17,803	$42,207
Store-related projects(1)	20,828	30,899
PetsHotel(2)	3,913	21,153
Information technology	8,435	12,124
Supply chain	7,991	13,575
Other(3)	227	6,716

Total capital expenditures	$59,197	$126,674

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

(3)	Includes corporate office related expenditures, including costs related to the expansion and renovation of our corporate offices during 2008.
Commitments and Contingencies
     As of August 2, 2009, we had obligations to purchase $12.9 million of advertising through the remainder of 2009.
     There have been no other material changes in our contractual obligations since February 1, 2009. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2009.
Credit Facilities
     We have a $350.0 million five-year revolving credit facility, or “Revolving Credit Facility,” which expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of August 2, 2009, we had no borrowings and $34.1 million in stand-by letter of credit issuances under our Revolving Credit Facility.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires on August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of August 2, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender. As of February 1, 2009, and August 3, 2008, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, so long as we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of August 2, 2009, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the twenty-six weeks ended August 2, 2009, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 24, 2009	$0.03	May 1, 2009	May 15, 2009
June 22, 2009	$0.10	July 31, 2009	August 14, 2009
Common Stock Purchase Program
     In August 2007, the Board of Directors approved a program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We purchased 1.2 million shares of our common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended August 2, 2009, we purchased 1.2 million shares of common stock for $25.0 million.
Related Party Transactions
     We have an investment in MMIH, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 738 of our stores. Our investment consists of common and preferred stock.
     We use the equity method of accounting for our investment in MMIH. As of August 2, 2009, we owned approximately 21.4% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.

     Our equity in income from our investment in MMIH, which is recorded one month in arrears, was $1.5 million and $1.4 million for the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and $2.7 million and $1.9 million for the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively.
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
     We recognized license fees, utilities and other cost reimbursements of $8.5 million and $7.9 million during the thirteen weeks ended August 2, 2009, and August 3, 2008, respectively, and $16.6 million and $15.1 million during the twenty-six weeks ended August 2, 2009, and August 3, 2008, respectively. Receivables from MMIH totaled $4.0 million, $3.3 million, and $2.9 million at August 2, 2009, February 1, 2009, and August 3, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food sales is not material to our condensed consolidated financial statements.
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

Item 3.	Quantitative and Qualitative Disclosures About Market Risks
     As of August 2, 2009, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2009. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 1, 2009.

Item 4.	Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 2, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the twenty-six weeks ended August 2, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of August 2, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
     In October 2006, two lawsuits were filed against us in California State Court on behalf of putative classes of current and former California employees. The first suit, Sorenson v. PetSmart, was filed on October 3, 2006. The plaintiff, a former dog groomer, alleged that she and other non-exempt employees failed to receive their meal and rest breaks as required by law. The second suit, Enabnit v. PetSmart, was filed on October 12, 2006, and alleged meal and rest period violations and that employee paychecks were not compliant with the California Labor Code. The plaintiffs sought compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees, costs and prejudgment interest. In November 2006, we removed both actions to the United States District Court for the Eastern District of California. The parties reached an agreement in principle to settle both of these matters for an amount that is not material to our condensed consolidated financial statements and we have recorded proper accruals for those amounts. Final approvals of the Sorenson and Enabnit settlements were granted by the court on February 19, 2009, and April 22, 2009, respectively, and final settlement payments have been disbursed, effectively resolving both cases.
     On January 12, 2009, a former groomer filed a lawsuit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleges that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. The plaintiff seeks compensatory damages, penalties under the California Labor Code, restitution, attorney’s fees and costs, and prejudgment interest. On February 17, 2009, we removed the action to the United States District Court for the Central District of California. We have not accrued any contingent liability amount for this case and it is not possible to presently estimate any possible loss or range of loss.
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
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. Preliminary court approval was received from the U.S. District Court on May 3, 2008, and from all of the Canadian courts as of July 8, 2008. On October 14, 2008, the U.S. District Court approved the settlement, and the Canadian courts gave final approval on November 3, 2008.
     Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement. Upon expiration of the prescribed appeal process, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our condensed consolidated financial statements. Accordingly, we have not accrued any contingent liability amount for these cases.

     There have been no appeals filed in Canada.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

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
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended August 2, 2009:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
May 4, 2009, to May 31, 2009	—	—	—	—
June 1, 2009, to July 5, 2009	1,163,500	$21.46	1,163,500	$325,000,000
July 6, 2009, to August 2, 2009	—	—	—	$325,000,000

Thirteen Weeks Ended August 2, 2009	1,163,500	$21.46	1,163,500	$325,000,000

(1)	In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012.

Item 4.	Submission of Matters to a Vote of Security Holders
     Our 2009 Annual Meeting of Stockholders was held on June 17, 2009. Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934, as amended, and there were no solicitations in opposition of management’s solicitations. The following matters were voted upon at the meeting, and the final votes on the proposals were recorded as follows:
1)	To elect three Directors to hold office until the 2012 Annual Meeting of Stockholders:

Matter voted	Votes for	Votes against	Votes abstained
Rita V. Foley	113,156,254	1,496,681	61,700
Joseph S. Hardin, Jr.	113,187,222	1,461,305	66,108
Amin I. Khalifa	112,648,599	1,995,477	70,559
     In addition to the directors elected at the meeting, the directors whose terms of office continued after the meeting were: Rakesh Gangwal, Barbara A. Munder, Thomas G. Stemberg, Lawrence A. Del Santo, Philip L. Francis, Gregory P. Josefowicz, and Richard K. Lochridge.

2)	To amend the Restated Certificate of Incorporation to eliminate the classified board structure:

Votes for	Votes against	Abstain
113,464,506	955,829	294,300
3)	To ratify the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for our fiscal year ending January 31, 2010:

Votes for	Votes against	Abstain
113,002,892	1,659,938	51,805
4)	To amend the Executive Short-Term Incentive Plan:

Votes for	Votes against	Abstain
95,572,643	6,774,768	293,907

Item 6.	Exhibits

(a) Exhibits

Exhibit 3.4 (1)	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart

Exhibit 3.5 (2)	Bylaws of PetSmart, as amended

Exhibit 10.1(3)	Executive Short Term Incentive Plan

Exhibit 10.20	Second Amendment to Letter of Credit Agreement dated as of May 13, 2009, by and between PetSmart, Inc. and Bank of America, N.A.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

(1)	Incorporated by reference to Exhibit 3.4 to PetSmart, Inc.’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 23, 2009.

(2)	Incorporated by reference to Exhibit 3.5 to PetSmart, Inc.’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 23, 2009.

(3)	Incorporated by reference from Appendix B to PetSmart, Inc.’s definitive proxy statement (File No. 0-21888) for the 2009 Annual Meeting of Stockholders, filed with the Securities and Exchange Commission on May 4, 2009.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 28, 2009	/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)