Form 10-Q
period 2009-11-01
PETSMART INC
filed 2009-11-25
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended November 1, 2009
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
Common Stock, $.0001 Par Value, 123,568,873 Shares at November 13, 2009

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of November 1, 2009, February 1, 2009, and November 2, 2008	4
Condensed Consolidated Statements of Operations and Comprehensive Income for the thirteen and thirty-nine weeks ended November 1, 2009, and November 2, 2008	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 1, 2009, and November 2, 2008	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	23
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signatures	28
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of November 1, 2009 and November 2, 2008, and the related condensed consolidated statements of operations and comprehensive income for the thirteen week and thirty-nine week periods ended November 1, 2009 and November 2, 2008, and of cash flows for the thirty-nine week periods ended November 1, 2009 and November 2, 2008. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 25, 2009

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	November 1,	February 1,	November 2,
	2009	2009	2008
ASSETS
Cash and cash equivalents	$185,215	$126,314	$54,317
Restricted cash	55,250	—	—
Receivables, net	52,144	48,609	39,352
Merchandise inventories	608,274	584,011	612,246
Deferred income taxes	29,333	28,223	28,826
Prepaid expenses and other current assets	88,126	87,677	77,787

Total current assets	1,018,342	874,834	812,528
Property and equipment, net	1,225,116	1,302,245	1,328,554
Equity investment in affiliate	30,865	25,938	26,242
Deferred income taxes	83,631	93,128	129,958
Goodwill	41,882	38,645	39,057
Other noncurrent assets	24,192	22,863	24,091

Total assets	$2,424,028	$2,357,653	$2,360,430

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$179,709	$194,630	$196,903
Accrued payroll, bonus and employee benefits	103,526	88,337	93,484
Accrued occupancy expenses and deferred rents	65,495	55,642	58,718
Short-term debt	—	—	50,000
Current maturities of capital lease obligations	36,151	32,233	30,873
Other current liabilities	126,745	107,315	126,120

Total current liabilities	511,626	478,157	556,098
Capital lease obligations, net of current maturities	545,226	553,760	558,518
Deferred rents	91,695	92,155	92,071
Other noncurrent liabilities	97,225	89,445	92,980

Total liabilities	1,245,772	1,213,517	1,299,667

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 160,048, 159,770 and 159,556 shares issued	16	16	16
Additional paid-in capital	1,137,132	1,117,557	1,108,260
Retained earnings	1,030,753	936,100	861,527
Accumulated other comprehensive income (loss)	2,053	(2,714)	(2,217)
Less: Treasury stock, at cost, 36,471, 32,408 and 32,408 shares	(991,698)	(906,823)	(906,823)

Total stockholders’ equity	1,178,256	1,144,136	1,060,763

Total liabilities and stockholders’ equity	$2,424,028	$2,357,653	$2,360,430

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2009	2008	2009	2008
Merchandise sales	$1,157,647	$1,124,587	$3,496,995	$3,310,021
Services sales	136,703	126,557	433,714	396,002

Net sales	1,294,350	1,251,144	3,930,709	3,706,023

Cost of merchandise sales	837,875	798,513	2,516,378	2,335,780
Cost of services sales	100,299	94,935	311,491	289,773

Total cost of sales	938,174	893,448	2,827,869	2,625,553

Gross profit	356,176	357,696	1,102,840	1,080,470
Operating, general and administrative expenses	284,896	285,571	867,902	852,678

Operating income	71,280	72,125	234,938	227,792
Interest expense, net	(15,031)	(14,769)	(44,975)	(43,722)

Income before income tax expense and equity in income from investee	56,249	57,356	189,963	184,070
Income tax expense	(20,453)	(22,492)	(71,594)	(72,684)
Equity in income from investee	2,274	959	4,927	2,896

Net income	38,070	35,823	123,296	114,282
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(125)	(6,436)	4,767	(7,802)

Comprehensive income	$37,945	$29,387	$128,063	$106,480

Earnings per common share:
Basic	$0.31	$0.29	$1.00	$0.92

Diluted	$0.31	$0.28	$0.98	$0.90

Weighted average shares outstanding:
Basic	121,661	124,122	123,163	124,308
Diluted	123,781	126,795	125,396	126,761
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	November 1,	November 2,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$123,296	$114,282
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,001	166,402
Loss on disposal of property and equipment	3,937	4,357
Stock-based compensation expense	18,485	18,562
Deferred income taxes	8,388	(3,475)
Equity in income from investee	(4,927)	(2,896)
Tax benefits from tax deductions in excess of the compensation cost recognized	(1,939)	(2,912)
Non-cash interest expense	853	4,075
Changes in assets and liabilities:
Receivables, net	(3,801)	10,942
Merchandise inventories	(21,889)	(109,684)
Prepaid expenses and other current assets	(4,166)	(5,272)
Other noncurrent assets	(1,527)	6,906
Accounts payable	3,330	34,372
Accrued payroll, bonus and employee benefits	14,794	10,639
Accrued occupancy expenses and current deferred rents	9,855	12,315
Other current liabilities	13,942	(14,610)
Deferred rents	(848)	4,138
Other noncurrent liabilities	8,589	8,458

Net cash provided by operating activities	343,373	256,599

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in restricted cash and short-term investments	(55,250)	—
Cash paid for property and equipment	(86,957)	(194,562)
Proceeds from sales of property and equipment	3,867	2,980

Net cash used in investing activities	(138,340)	(191,582)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	7,252	10,601
Minimum statutory withholding requirements	(3,373)	(1,959)
Cash paid for treasury stock	(84,875)	(49,955)
Payments of capital lease obligations	(28,660)	(26,665)
Proceeds from short-term debt	—	464,000
Payments on short-term debt	—	(444,000)
Decrease in bank overdraft	(19,682)	(7,871)
Tax benefits from tax deductions in excess of the compensation cost recognized	1,939	2,912
Cash dividends paid to stockholders	(20,101)	(11,451)

Net cash used in financing activities	(147,500)	(64,388)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,368	(4,634)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	58,901	(4,005)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	126,314	58,322

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$185,215	$54,317

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of November 1, 2009, we operated 1,149 retail stores and had full-service veterinary hospitals in 752 of our stores. Medical Management International, Inc. operated 740 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 4 for a discussion of our ownership interest in MMI Holdings, Inc., the parent company of Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for the fair statement of results of the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended February 1, 2009. As detailed in Note 1 to the audited consolidated financial statements of said Annual Report, certain prior period amounts have been reclassified to conform to the current year presentation. We evaluated subsequent events through the time that we filed these condensed consolidated financial statements in our Form 10-Q with the Securities and Exchange Commission on November 25, 2009.
     Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended November 1, 2009, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2009 ends on January 31, 2010, while fiscal 2008 ended on February 1, 2009, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
NOTE 2 — FAIR VALUE MEASUREMENTS
     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at November 1, 2009, using:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value at November 1, 2009	(Level 1)	(Level 2)	(Level 3)
Money market funds	$183,793	$183,793	—	—

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
     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Operations and Comprehensive Income. We believe it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized by October 31, 2010, as a result of settlements or a lapse of the statute of limitations.

     As of November 1, 2009, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $6.7 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We generally do not materially adjust deferred tax assets as part of our interim income tax provision. During the thirty-nine weeks ended November 1, 2009, changes in deferred tax assets were due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2009.
     At November 1, 2009, accrued taxes of $25.8 million related to sales taxes and income taxes were included in other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 4 — INVESTMENTS
     We have an investment in MMI Holdings, Inc., a provider of veterinary services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operates full-service veterinary hospitals in 740 of our stores under the registered trade name “Banfield, The Pet Hospital.”
     We use the equity method of accounting for our investment in MMIH. Our ownership interest in the stock of MMIH was as follows (in thousands):

	November 1, 2009		February 1, 2009		November 2, 2008
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	9,190	—	4,263	—	4,567

Total equity investment in affiliate	4,693	$30,865	4,693	$25,938	4,693	$26,242

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of November 1, 2009, and 21.5% as of February 1, 2009, and November 2, 2008. Our ownership percentage as of November 1, 2009, February 1, 2009, and November 2, 2008, considering all classes of stock (voting and non-voting), was 21.0%.
     MMIH’s financial data is summarized as follows (in thousands):

	November 1, 2009	February 1, 2009	November 2, 2008
Current assets	$265,973	$187,066	$184,493
Noncurrent assets	126,798	121,932	126,474
Current liabilities	256,274	196,070	197,195
Noncurrent liabilities	15,603	14,070	14,226

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net sales	$149,924	$127,147	$422,073	$374,318
Gross profit	23,553	17,419	56,478	56,960
Net income before minority interest	10,821	2,521	23,445	13,349
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
     We recognized license fees, utilities and other cost reimbursements of $8.5 million and $7.6 million during the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and $25.2 million and $22.6 million during the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively. Receivables from MMIH totaled $3.4 million, $3.3 million, and $3.2 million at

November 1, 2009, February 1, 2009, and November 2, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
NOTE 5 — STOCK-BASED COMPENSATION
     The stock-based compensation expense and the total income tax benefit recognized in the Condensed Consolidated Statements of Operations and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options expense	$2,051	$1,963	$6,225	$6,048
Management equity unit expense	418	—	1,009	—
Performance share unit expense	955	—	2,321	—
Restricted stock expense	2,937	3,854	8,930	11,070
Employee stock purchase plan expense	—	494	—	1,444

Total stock-based compensation expense	$6,361	$6,311	$18,485	$18,562

Tax benefit	$2,165	$2,239	$6,596	$6,458

     Stock-based compensation expense has been adjusted to reflect both actual and estimated forfeitures as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options forfeiture (benefit) expense	$(22)	$106	$(127)	$290
Management equity unit forfeiture benefit	(74)	—	(117)	—
Performance share unit forfeiture benefit	(40)	—	(88)	—
Restricted stock forfeiture benefit	(135)	(787)	(799)	(2,914)

Total forfeiture benefit	$(271)	$(681)	$(1,131)	$(2,624)

     At November 1, 2009, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $43.8 million and is expected to be recognized over a weighted average period of 1.9 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per stock option, per unit or per share information):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Stock options awarded	6	17	1,690	1,807
Weighted average fair value per stock option	$7.18	$8.59	$6.67	$6.43
Weighted average exercise price per stock option	$24.30	$23.71	$16.93	$19.11
Management equity units awarded	—	—	284	—
Fair value per management equity unit	$—	$—	$23.53	$—
Performance share units awarded	2	—	590	—
Weighted average fair value per performance share unit	$24.30	$—	$16.93	$—
Restricted stock awarded	—	31	82	966
Weighted average fair value per share of restricted stock	$—	$23.85	$18.05	$19.37
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Dividend yield	1.96%	0.42%	0.61%	0.42%
Expected volatility	37.1%	38.7%	46.0%	36.2%
Risk-free interest rate	1.32%	2.28%	1.16%	1.96%
Expected life	5.3 years	5.2 years	5.3 years	5.2 years
Vesting period	4.0 years	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years	7.0 years
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. Prior to February 1, 2009, the ESPP allowed employees to purchase shares at 85% of the fair market value of the shares on the offering date or, if lower, at 85% of the fair market value of the shares on the purchase date. Effective February 1, 2009, the discount was reduced to 5%, allowing participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. During the thirteen weeks ended November 1, 2009, and November 2, 2008, no shares were purchased through the ESPP. During the thirty-nine weeks ended November 1, 2009, and November 2, 2008, 0.1 million and 0.2 million shares were purchased through the ESPP, respectively.
NOTE 6 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	November 1, 2009	February 1, 2009	November 2, 2008
Total remaining gross occupancy costs	$35,049	$34,107	$35,452
Less:
Expected sublease income	(25,530)	(26,604)	(27,950)
Interest costs	(1,457)	(1,121)	(1,191)

Reserve for closed stores	$8,062	$6,382	$6,311

     Included in other current liabilities in the Condensed Consolidated Balance Sheets is $1.9 million, $2.3 million, and $2.0 million for the current portion of the reserve for closed stores at November 1, 2009, February 1, 2009, and November 2, 2008, respectively. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate and macroeconomic environment.
     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Opening balance	$7,633	$5,919	$6,382	$6,157

Reserve for new store closures	1,025	—	1,025	2,585
Changes in sublease assumptions	1,145	1,265	3,743	1,265
Lease terminations	(565)	—	(565)	(821)
Other	203	114	611	237

Charges, net	1,808	1,379	4,814	3,266
Payments	(1,379)	(987)	(3,134)	(3,112)

Ending balance	$8,062	$6,311	$8,062	$6,311

NOTE 7 — FOREIGN CURRENCY
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax (benefit) expense related to the foreign currency translation adjustments was $(0.1) million and $(4.1) million for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and $3.0 million and $(5.0) million for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.

     The transaction loss (gain) included in net income was $0.3 million and $2.8 million for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and $(1.2) million and $3.2 million for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.
     The impact of foreign currency translation adjustments to the carrying value of goodwill was $(0.1) million and $(4.3) million for the thirteen weeks ended November 1, 2009, and November 3, 2008, respectively, and $3.2 million and $(5.3) million for the thirty-nine weeks ended November 1, 2009, and November 3, 2008, respectively.
NOTE 8 — STOCKHOLDERS’ EQUITY
     Share Purchase Program
     In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended November 1, 2009, we purchased 1.7 million shares of common stock for $35.0 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 2.9 million shares of common stock for $60.0 million. As of November 1, 2009, $290.0 million remained available under the $350.0 million program.
     Dividends
     The Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 24, 2009	$0.03	May 1, 2009	May 15, 2009
June 22, 2009	$0.10	July 31, 2009	August 14, 2009
September 30, 2009	$0.10	October 30, 2009	November 13, 2009
NOTE 9 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Basic	121,661	124,122	123,163	124,308
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,120	2,673	2,233	2,453

Diluted	123,781	126,795	125,396	126,761

     Certain stock-based compensation awards representing 3.7 million and 4.1 million shares of common stock in the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and 6.0 million and 4.8 million shares of common stock in the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008
Interest paid	$44,539	$41,276
Income taxes paid, net of refunds	60,128	81,097
Assets acquired using capital lease obligations	18,274	81,235
Accruals and accounts payable for capital expenditures	14,081	34,035
Dividends declared but unpaid	12,358	3,815
NOTE 11 — LITIGATION AND SETTLEMENTS
     On January 12, 2009, a former groomer filed suit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleged that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. On February 17, 2009, we removed the action to the United States District Court for the Central District of California, and have since resolved this matter for an amount that is not material to our condensed consolidated financial statements.
     We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al., Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. Menu Foods, et al., Supreme Court of British Columbia (filed 3/23/07)
Silva v. Menu Foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.
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

NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Letters of Credit
     As of November 1, 2009, a total of $87.7 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.
     Advertising Purchase Commitments
     As of November 1, 2009, we had obligations to purchase $9.3 million of advertising through the remainder of 2009, and $14.5 million in 2010.
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
     Any borrowings under the Revolving Credit Facility that we intend to repay within 12 months are classified as short-term debt in the Condensed Consolidated Balance Sheets. As of November 1, 2009, we had no short-term debt and $32.4 million in letter of credit issuances outstanding under our Revolving Credit Facility. We had no short-term debt and $91.3 million in letter of credit issuances outstanding as of February 1, 2009, while $50.0 million in short-term debt and $70.4 million in letter of credit issuances was outstanding as of November 2, 2008.
     On May 13, 2009, we amended our $70.0 million stand-alone letter of credit facility to increase the availability to $100.0 million. The $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of November 1, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender. As of February 1, 2009, and November 2, 2008, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.
     As of November 1, 2009, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

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
•	A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.
•	The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.
•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.
•	We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.
•	Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings and store closures.
•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.
•	Our operating margins at new stores may be lower than those of existing stores.
•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.
•	Failure to successfully manage our inventory could harm our business.
•	If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.
•	If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.
•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, or the inability of our vendors to provide quality products in a timely or cost-effective manner or risks associated with the suppliers from whom products are sourced, could harm our business.
•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.
•	Food safety, quality and health concerns could affect our business.
•	Failure to successfully anticipate merchandise returns could have a negative impact on our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.
•	Our international operations may result in additional market risks, which may harm our business.
•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.
•	We face various risks as an e-commerce retailer.
•	Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.
•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.
•	Changes to estimates related to our property and equipment, or operating results that are lower than our current estimates at certain store locations, may cause us to incur impairment charges.
•	Failure to protect our intellectual property could have a negative impact on our operating results.
•	A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could harm our business.
•	Failure of our internal controls over financial reporting could harm our business and financial results.
•	Changes in laws, accounting standards and subjective assumptions, estimates and judgments by management related to complex accounting matters could significantly affect our financial results.
•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.
•	Our business exposes us to claims, litigation and risk of loss that could result in adverse publicity, harm to our brand and impact our financial results.
•	Failure to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might have a negative impact on our business.
•	Pending legislation, weather, catastrophic events, disease, or other factors, could disrupt our operations, supply chain and the supply of small pets and products we sell, which could harm our reputation and decrease sales.
•	Fluctuations in the stock market, as well as general economic and market conditions may impact our operations, sales, financial results and market price of our common stock.
•	Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit and the financial soundness of our suppliers.
•	Our operating and financial performance in any given period may differ from the guidance we have provided to the public.
•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended February 1, 2009, filed with the Securities and Exchange Commission on March 26, 2009, which is incorporated herein by reference.

Overview
     Based on our 2008 net sales of $5.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of November 1, 2009, we operated 1,149 stores, and we anticipate opening 2 to 5 new stores during the remainder of 2009. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of November 1, 2009, we operated 161 PetsHotels, and we anticipate opening one additional PetsHotel during the remainder of 2009.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of November 1, 2009, full-service veterinary hospitals were in 752 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “MMIH,” operated 740 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” We have a 21.0% stock ownership interest in MMIH. The remaining 12 hospitals are operated by other third parties in Canada.
     The principal obstacles we face as a business are the highly competitive market in which we operate and the recent macroeconomic challenges. However, we feel we have a competitive advantage in our offering of pet services, which is a growing industry, that we believe cannot easily be duplicated. Additionally, we have been able to generate cash flow from operations sufficient to meet our financing needs and continue to have access to our $350.0 million revolving credit facility, or “Revolving Credit Facility.” As our cash flow from operations increases, we expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 10.7% to $0.31, on net income of $38.1 million, for the thirteen weeks ended November 1, 2009, compared to diluted earnings per common share of $0.28 on net income of $35.8 million for the thirteen weeks ended November 2, 2008. Diluted earnings per common share were $0.98 and $0.90 for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.
•	Net sales increased 3.5% to $1.29 billion for the thirteen weeks ended November 1, 2009, compared to $1.25 billion for the thirteen weeks ended November 2, 2008. Net sales increased 6.1% to $3.9 billion for the thirty-nine weeks ended November 1, 2009, compared to $3.7 billion for the thirty-nine weeks ended November 2, 2008.
•	Cash, cash equivalents, and restricted cash increased $114.2 million, or 90.4%, to $240.5 million during the thirty-nine weeks ended November 1, 2009.
•	We had no short-term debt as of November 1, 2009, and did not borrow against the Revolving Credit Facility during the thirty-nine weeks ended November 1, 2009.
•	We added 4 and 37 net new stores during the thirteen and thirty-nine weeks ended November 1, 2009, respectively.
•	Comparable store sales, or sales in stores open at least one year, increased 0.3% and 1.6% for the thirteen and thirty-nine weeks ended November 1, 2009, respectively. The increase in net sales was partially impacted by $0.7 million in favorable foreign currency fluctuations and $18.4 million in unfavorable foreign currency fluctuations for the thirteen and thirty-nine weeks ended November 1, 2009, respectively.
•	Services sales increased 8.0% to $136.7 million for the thirteen weeks ended November 1, 2009, compared to $126.6 million for the thirteen weeks ended November 2, 2008. Services sales represented 10.6% and 10.1% of net sales for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively. Services sales increased 9.5% to $433.7 million for the thirty-nine weeks ended November 1, 2009, compared to $396.0 million for the thirty-nine weeks ended November 2, 2008. Services sales represented 11.0% and 10.7% of net sales for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.
•	We purchased 1.7 million and 4.1 million shares of our common stock for $35.0 million and $85.0 million during the thirteen and thirty-nine weeks ended November 1, 2009, respectively.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Operations and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008	November 1, 2009	November 2, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	72.5	71.4	71.9	70.8

Gross profit	27.5	28.6	28.1	29.2
Operating, general and administrative expenses	22.0	22.8	22.1	23.0

Operating income	5.5	5.8	6.0	6.1
Interest expense, net	(1.2)	(1.2)	(1.1)	(1.2)

Income before income tax expense and equity in income from investee	4.3	4.6	4.8	5.0
Income tax expense	(1.6)	(1.8)	(1.8)	(2.0)
Equity in income from investee	0.2	0.1	0.1	0.1

Net income	2.9%	2.9%	3.1%	3.1%

Thirteen Weeks Ended November 1, 2009, Compared to the Thirteen Weeks Ended November 2, 2008
     Net Sales
     Net sales increased $43.2 million, or 3.5%, to $1.29 billion for the thirteen weeks ended November 1, 2009, compared to $1.25 billion for the thirteen weeks ended November 2, 2008. The increase in net sales was partially impacted by $0.7 million in favorable foreign currency fluctuations. Approximately 92% of the sales increase is due to the addition of 42 net new stores and 29 new PetsHotels since November 2, 2008, and 8% of the sales increase is due to a 0.3% increase in comparable store sales for the thirteen weeks ended November 1, 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, partially offset by economic conditions and the slowdown in consumer spending, primarily in our hardgoods category. A decrease in the number of transactions represented (0.9)% of the comparable store sales growth in the thirteen weeks ended November 1, 2009, compared to (0.9)% in the thirteen weeks ended November 2, 2008. An increase in the average sales per transaction represented 1.2% of the comparable store sales growth in the thirteen weeks ended November 1, 2009, compared to 6.3% in the thirteen weeks ended November 2, 2008.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 8.0%, or $10.1 million, to $136.7 million for the thirteen weeks ended November 1, 2009, compared to $126.6 million for the thirteen weeks ended November 2, 2008. Services sales represented 10.6% and 10.1% of net sales for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 42 net new stores and 29 new PetsHotels since November 2, 2008.

     Gross Profit
     Gross profit decreased to 27.5% of net sales for the thirteen weeks ended November 1, 2009, from 28.6% for the thirteen weeks ended November 2, 2008, representing a decrease of 110 basis points.
     Overall merchandise margin decreased 160 basis points. Merchandise product margin decreased 130 basis points, with mix representing 45% and rate representing 55% of the decline. The mix shift is due to an increase in consumables merchandise sales mix relative to net sales. The rate impact is a result of markdowns related to major hardgoods category resets and strategic pricing changes for hardgoods merchandise to drive additional customer traffic. Difficult macroeconomic conditions, including reduced discretionary consumer spending, challenged our merchandise product margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross product margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers. Merchandise margin related to the amortization of previously capitalized inbound freight, as well as certain procurement and distribution costs, decreased 30 basis points.
     Services margin increased 15 basis points primarily due to continued strong demand for our grooming services, and the addition of 29 new PetsHotels since November 2, 2008. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in margin.
     Store occupancy costs included in margin increased 10 basis points primarily due to the addition of new stores, and new store growth outpacing the rate of sales growth.
     Supply chain costs decreased 45 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 22.0% and 22.8% of net sales for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, representing an improvement of 80 basis points.
     The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during the thirteen weeks ended November 1, 2009, were increased efficiencies in our advertising spending due to lower advertising rates, and lower store preopening expenses due to slower store growth. Store labor expense and travel costs were also lower due to various cost control initiatives.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $15.1 million during the thirteen weeks ended November 1, 2009, compared to $14.9 million for the thirteen weeks ended November 2, 2008. Included with interest expense, net was interest income of $0.1 million for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively.
     Income Tax Expense
     In the thirteen weeks ended November 1, 2009, the $20.5 million income tax expense represents an effective tax rate of 36.4%, compared with the thirteen weeks ended November 2, 2008, when we had income tax expense of $22.5 million, which represents an effective tax rate of 39.2%. The decrease in the effective tax rate was primarily due to tax exempt gains from our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $2.3 million and $1.0 million for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, based on our ownership percentage in MMIH’s net income.

Thirty-Nine Weeks Ended November 1, 2009, Compared to the Thirty-Nine Weeks Ended November 2, 2008
     Net Sales
     Net sales increased $224.7 million, or 6.1%, to $3.9 billion for the thirty-nine weeks ended November 1, 2009, compared to $3.7 billion for the thirty-nine weeks ended November 2, 2008. The increase in net sales was partially impacted by $18.4 million in unfavorable foreign currency fluctuations during the thirty-nine weeks ended November 1, 2009. Approximately 73% of the sales increase is due to the addition of 42 net new stores and 29 new PetsHotels since November 2, 2008, and 27% of the increase is due to a 1.6% increase in comparable store sales for the thirty-nine weeks ended November 1, 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, primarily in our hardgoods categories, partially offset by economic conditions and the slowdown in consumer spending. A decrease in the number of transactions represented (0.5)% of the comparable store sales growth in the thirty-nine weeks ended November 1, 2009, compared to (1.6)% in the thirty-nine weeks ended November 2, 2008. An increase in the average sales per transaction represented 2.1% of the comparable store sales growth in the thirty-nine weeks ended November 1, 2009, compared to 5.7% in the thirty-nine weeks ended November 2, 2008.
     Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 9.5%, or $37.7 million, to $433.7 million for the thirty-nine weeks ended November 1, 2009, compared to $396.0 million for the thirty-nine weeks ended November 2, 2008. Services sales represented 11.0% and 10.7% of net sales for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 42 net new stores and 29 new PetsHotels since November 2, 2008.
     Gross Profit
     Gross profit decreased to 28.1% of net sales for the thirty-nine weeks ended November 1, 2009, from 29.2% for the thirty-nine weeks ended November 2, 2008, representing a decrease of 110 basis points.
     Overall merchandise margin decreased 170 basis points. Merchandise product margin decreased 170 basis points, with mix representing 48% and rate representing 52% of the decline. The mix shift is due to an increase in consumables merchandise sales mix relative to net sales. The rate impact is due to select price reductions, an increase in promotions for hardgoods merchandise, and broad category promotions to drive additional customer traffic. Difficult macroeconomic conditions, including reduced discretionary consumer spending, challenged our merchandise product margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers.
     Services margin increased 15 basis points primarily due to continued strong demand for our grooming services, and the addition of 29 new PetsHotels since November 2, 2008. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in margin.
     Store occupancy costs included in margin increased 20 basis points primarily due to the addition of new stores, and new store growth outpacing the rate of sales growth.
     Supply chain costs decreased 65 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses were 22.1% and 23.0% of net sales for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively, representing an improvement of 90 basis points.
     The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during the thirty-nine weeks ended November 1, 2009, were increased efficiencies in our advertising spending due to lower advertising rates, and lower store preopening expenses due to slower store growth. Store maintenance expense, travel, and supplies costs were also lower due to vendor renegotiations and various cost control initiatives.

     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, increased to $45.5 million during the thirty-nine weeks ended November 1, 2009, compared to $44.1 million for the thirty-nine weeks ended November 2, 2008. Included with interest expense, net was interest income of $0.5 million and $0.4 million during the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.
     Income Tax Expense
     In the thirty-nine weeks ended November 1, 2009, the $71.6 million income tax expense represents an effective tax rate of 37.7%, compared with the thirty-nine weeks ended November 2, 2008, when we had income tax expense of $72.7 million, which represents an effective tax rate of 39.5%. The decrease in the effective tax rate was primarily due to tax exempt gains from our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in MMIH was $4.9 million and $2.9 million for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively, based on our ownership percentage in MMIH’s net income.
Liquidity and Capital Resources
     Cash Flow
     We continue to generate operating cash flow sufficient to meet our needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. Global capital and credit markets have recently experienced increased volatility and disruption. Despite this volatility and disruption, we continue to have access to our $350.0 million revolving credit facility. However, there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms. As we generate cash flow from operations, we expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $343.4 million for the thirty-nine weeks ended November 1, 2009, compared to $256.6 million for the thirty-nine weeks ended November 2, 2008. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. The primary differences between the thirty-nine weeks ended November 1, 2009, and November 2, 2008, were decreased purchases of merchandise inventories and an increase in current liabilities primarily as a result of increases in tax accruals, offset by an increase in receivables and a decrease in accounts payable.
     Net cash used in investing activities was $138.3 million for the thirty-nine weeks ended November 1, 2009, compared to $191.6 million for the thirty-nine weeks ended November 2, 2008. Cash used in investing activities consisted primarily of expenditures associated with opening or acquiring new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. The primary differences between the thirty-nine weeks ended November 1, 2009, and November 2, 2008, were a decrease in cash paid for property and equipment as a result of the slow-down in store openings, and an increase in restricted cash.
     Net cash used in financing activities was $147.5 million for the thirty-nine weeks ended November 1, 2009, and consisted primarily of the cash paid for treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends, offset by net proceeds from common stock issued under equity incentive plans, and proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the thirty-nine weeks ended November 2, 2008, was $64.4 million. The primary difference between the thirty-nine weeks ended November 1, 2009, and the thirty-nine weeks ended November 2, 2008, was an increase in cash paid for treasury stock and no short-term debt borrowings.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 43 new stores and closed 6 stores in the thirty-nine weeks ended November 1, 2009. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $115 million to $125 million for 2009 for opening new stores and PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Thirty-Nine Weeks Ended
	November 1, 2009	November 2, 2008
Capital Expenditures:
New stores	$22,345	$68,623
Store-related projects(1)	38,201	46,288
PetsHotel(2)	4,982	34,459
Information technology	12,471	16,253
Supply chain	8,403	18,482
Other(3)	555	10,457

Total capital expenditures	$86,957	$194,562

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

(3)	Includes corporate office related expenditures, including costs related to the expansion and renovation of our corporate offices during 2008.
Commitments and Contingencies
     As of November 1, 2009, we had obligations to purchase $9.3 million of advertising through the remainder of 2009, and $14.5 million in 2010.
     There have been no other material changes in our contractual obligations since February 1, 2009. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended February 1, 2009.
Credit Facilities
     We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of November 1, 2009, we had no borrowings and $32.4 million in stand-by letter of credit issuances under our Revolving Credit Facility.

     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires on August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of November 1, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender. As of February 1, 2009, and November 2, 2008, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.
     We issue letters of credit for guarantees provided for insurance programs, capital lease agreements and utilities.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of November 1, 2009, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the thirty-nine weeks ended November 1, 2009, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 24, 2009	$0.03	May 1, 2009	May 15, 2009
June 22, 2009	$0.10	July 31, 2009	August 14, 2009
September 30, 2009	$0.10	October 30, 2009	November 13, 2009
Common Stock Purchase Program
     In August 2007, the Board of Directors approved a program authorizing the purchase of up to $300.0 million of our common stock through November 1, 2009. We purchased 1.2 million shares of our common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended November 1, 2009, we purchased 1.7 million shares of common stock for $35.0 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 2.9 million shares of common stock for $60.0 million. As of November 1, 2009, $290.0 million remained available under the $350.0 million program.
Related Party Transactions
     We have an investment in MMIH, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 740 of our stores. Our investment consists of common and preferred stock.
     We use the equity method of accounting for our investment in MMIH. As of November 1, 2009, we owned approximately 21.4% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of MMIH.

     Our equity in income from our investment in MMIH, which is recorded one month in arrears, was $2.3 million and $1.0 million for the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and $4.9 million and $2.9 million for the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively.
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
     We recognized license fees, utilities and other cost reimbursements of $8.5 million and $7.6 million during the thirteen weeks ended November 1, 2009, and November 2, 2008, respectively, and $25.2 million and $22.6 million during the thirty-nine weeks ended November 1, 2009, and November 2, 2008, respectively. Receivables from MMIH totaled $3.4 million, $3.3 million, and $3.2 million at November 1, 2009, February 1, 2009, and November 2, 2008, respectively, and were included in receivables in the Condensed Consolidated Balance Sheets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of November 1, 2009, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 1, 2009. More detailed information concerning market risk can be found in Part II, Item 7A., “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended February 1, 2009.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 1, 2009. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended November 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of November 1, 2009, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
     On January 12, 2009, a former groomer filed suit on behalf of herself and a putative class of current and former groomers in California State Court entitled Langton v. PetSmart. The plaintiff alleged that she and other non-exempt groomers did not receive payment for all hours worked, did not receive meal and rest breaks, did not receive all wages due upon termination, did not receive accurate wage statements as required by law, and were not provided with necessary tools and equipment. On February 17, 2009, we removed the action to the United States District Court for the Central District of California, and have since resolved this matter for an amount that is not material to our condensed consolidated financial statements.
     We are also a party to several lawsuits arising from the pet food recalls announced by several manufacturers beginning in March 2007. The named plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.
Bruski v. Nutro Products, et al., USDC, N.D. IL (filed 3/23/07)
Rozman v. Menu Foods, et al., USDC, MN (filed 4/9/07)
Ford v. Menu Foods, et al., USDC, S.D. CA (filed 4/23/07)
Wahl, et al. v. Wal-Mart Stores Inc., et al., USDC, C.D. CA (filed 4/10/07)
Demith v. Nestle, et al., USDC, N.D. IL (filed 4/23/07)
Thompkins v. Menu Foods, et al., USDC, CO (filed 4/11/07)
McBain v. Menu Foods, et al., Judicial Centre of Regina, Canada (filed 7/11/07)
Dayman v. Hills Pet Nutrition Inc., et al., Ontario Superior Court of Justice (filed 8/8/07)
Esau v. Menu Foods, et al., Supreme Court of Newfoundland and Labrador (filed 9/5/07)
Ewasew v. Menu Foods, et al., Supreme Court of British Columbia (filed 3/23/07)
Silva v. Menu Foods, et al., Canada Province of Manitoba (filed 3/30/07)
Powell v. Menu Foods, et al., Ontario Superior Court of Justice (filed 3/28/07)
     By order dated June 28, 2007, the Bruski, Rozman, Ford, Wahl, Demith and Thompkins cases were transferred to the U.S. District Court for the District of New Jersey and consolidated with other pet food class actions under the federal rules for multi-district litigation (In re: Pet Food Product Liability Litigation, Civil No. 07-2867). The Canadian cases were not consolidated.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended November 1, 2009:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
August 3, 2009, to August 30, 2009	1,717,900	20.34	1,717,900	$290,000,000
August 31, 2009, to October 4, 2009	—	—	—	$290,000,000
October 5, 2009, to November 1, 2009	—	—	—	$290,000,000

Thirteen Weeks Ended November 1, 2009	1,717,900	$20.34	1,717,900	$290,000,000

(1)	In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012.

Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 25, 2009

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)