Form 10-K
period 2010-01-31
PETSMART INC
filed 2010-03-25
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on August 2, 2009, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $2,769,787,000. This calculation excludes approximately 1,211,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2009 that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 12, 2010 was 120,535,384.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2010 Annual Meeting of Stockholders to be held on June 16, 2010, to be filed on or about May 3, 2010, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2009 fiscal year ended on January 31, 2010, and was a 52-week year. The 2008 fiscal year was also a 52-week year, while the 2007 fiscal year was a 53-week year. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

Item 1.	Business

General

During 2009, we generated net sales of $5.3 billion, making us North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets members of the family. Our strategy is to attract and keep these customers by becoming the preferred provider for the Total Lifetime Caresm of pets.

We opened 37 net new stores in 2009 and at the end of the year operated 1,149 retail stores in North America. Square footage in 2009 increased 0.8 million to 25.9 million compared to 25.1 million in 2008. Our stores typically range in size from 18,000 to 27,500 square feet and carry a broad selection of high-quality pet products at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary, or private label, brands across a range of product categories.

We complement our strong product assortment with value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services and virtually all our stores feature pet styling salons that provide high-quality grooming services. As of January 31, 2010, we offered pet boarding at 162 of our stores through our PetSmart PetsHotels®, or “PetsHotels.” As of January 31, 2010, there were full-service veterinary hospitals in 752 of our stores. Medical Management International, Inc., an operator of veterinary hospitals, operated 740 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third parties in Canada.

Our PetPerks® program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com®, our pet e-commerce site, as well as pets.com, our pet community site.

The Pet Industry

The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2009 market at approximately $45.4 billion, an increase of more than 165% since calendar year 1994. Based on the 2009/2010 APPA National Pet Owners Survey, approximately 62% of households in the United States own a pet, which equates to more than 71 million homes. In total, there are approximately 94 million cats and 78 million dogs owned as pets in the United States.

The APPA divides the pet industry into the following categories: food and treats, supplies and medicines, veterinary care, pet services (such as grooming and boarding) and purchases of pets. The APPA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and in calendar year 2009, accounted for approximately $17.4 billion in sales, or 38.3% of the market.

Pet supplies and medicine sales account for approximately 22.5%, or $10.2 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services, and purchases of pets represent approximately 26.9%, 7.5% and 4.8%, respectively, of the market.

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

We believe the principal competitive factors influencing our business are product selection and quality, convenience of store locations, store environment, customer service, price, and availability of other services. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through supermarkets, warehouse clubs and other mass and general retail merchandisers due to manufacturers’ restrictions, but are sold primarily through specialty pet supply stores, veterinarians and farm and feed stores. We believe our pet services business provides a competitive advantage that cannot be easily duplicated. We believe we compete effectively in our various markets; however, some of our supermarket, warehouse club and other mass, and general retail merchandise competitors are much larger in terms of overall sales volume and may have access to greater capital.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Create meaningful differentiation that drives brand preference.  We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. We remain committed to our promise of providing Total Lifetime Caresm for every pet, every parent, every time. We provide pet parents with information, knowledge, trust, and product solutions that help their pets live long, healthy and happy lives. Our marketing and advertising efforts focus on emphasizing our unique offerings for customers and promoting our strong value proposition. Through extensive and on-going customer research, we are gaining valuable insights into the wants and needs of our customers and developing solutions and communication strategies to address them. Our PetPerks® program, which is available in all PetSmart stores, plays a central role in this effort. We are also able to reach customers through various online communities and social networking sites. With increasingly greater capacity to customize offers relevant to our customers, we are helping them build a stronger and more meaningful bond with their pet and a greater loyalty to PetSmart.

Offer superior customer service.  Our emphasis on the customer is designed to provide an unparalleled shopping experience every time they visit our stores. Using a detailed associate learning curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure our success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position, thus differentiating ourselves from grocery and other mass retailers.

Focus on operating excellence.  Our commitment to operating excellence emphasizes retail basics like store cleanliness, short check-out lines, a strong in-stock position, an effective supply chain and the care of the pets in our stores, which allows us to provide a consistently superior shopping experience. This focus on operating excellence simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more productive. We continually seek opportunities to strengthen our merchandising capabilities allowing us to provide a differentiated product assortment, including pet specialty channel exclusive products and our proprietary brand offerings, to drive innovative solutions and value to our customers.

Expand our pet services offerings.  Based on net services sales, we are North America’s leading specialty provider of pet services, which includes professional grooming, training, boarding, and day camp. Full-service veterinary hospitals are available in 752 of our stores, through our partnership with Medical Management International, Inc. and other third parties in Canada. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services further differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins.

Add stores and provide the right store format to meet the needs of our customers.  Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new multi-store and single-store markets, and achieving operating efficiencies and economies of scale in distribution, information systems, procurement, marketing, and store operations. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. A store format that emphasizes our highly differentiated products and pet services offerings, when combined with our other strategic initiatives, will generally contribute a higher comparable store sales growth, profitability and return on investment.

We believe these strategic initiatives will continue to drive comparable store sales, or sales in stores open at least one year, and overall sales growth, and allow us to focus on managing capital and leveraging costs, and drive product margins to produce profitability and return on investment for our stockholders.

Our Stores

Our stores are generally located at sites co-anchored by strong destination mass merchandisers and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	2009	2008	2007

Store count at beginning of year	1,112	1,008	908
New, relocated and acquired stores opened	45	112	115
Stores closed	(8)	(8)	(15)

Store count at end of year	1,149	1,112	1,008

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

Merchandise

Merchandise sales, which have been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 89.2%, 89.6% and 90.3% of our net sales in 2009, 2008 and 2007, respectively. Merchandise generally falls into three main categories:

•	Consumables. Consumables merchandise sales includes pet food, treats, and litter. We emphasize premium dog and cat foods, many of which are not available in supermarkets, warehouse clubs or other mass and general retail merchandisers, as well as our private label foods. We also offer quality national brands traditionally found in supermarkets and warehouse clubs or other mass merchandisers, and pet stores. Consumables merchandise sales comprised 53%, 52% and 50% of our net sales in 2009, 2008 and 2007, respectively.

•	Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including private label products, includes collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, as well as accessories, décor and filters. Hardgoods merchandise sales comprised 34%, 36% and 38% of our net sales in 2009, 2008 and 2007, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 2% of our net sales in 2009, 2008 and 2007. We do not sell dogs or cats, but provide space in most stores for adoption and animal welfare organizations to use.

Pet Services

Pet services, which includes grooming, training, boarding and day camp, represented 10.8%, 10.4% and 9.7% of our net sales in 2009, 2008 and 2007, respectively. Net sales from pet services increased 9.2% from $526.7 million in 2008 to $575.4 million in 2009.

We offer full-service grooming and training services in virtually all our stores. We typically allocate approximately 900 square feet per store for high-quality, full-service grooming, including precision cuts, baths, toenail trimming and grinding, and toothbrushing. Depending upon their experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced and private courses, led by our accredited pet training instructors who are passionate about pets.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 31, 2010, we operated 162 PetsHotels, and we plan to open approximately 18 PetsHotels in 2010.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 752 of our stores offer routine examinations and vaccinations, dental care, a pharmacy, and surgical procedures. As of January 31, 2010, Medical Management International, Inc. operated 740 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” Medical Management International, Inc. is a wholly-owned subsidiary of MMI Holdings, Inc., collectively referred to as “Banfield.” The remaining 12 hospitals are located in Canada and are operated by other third parties. See Note 3 in the Notes to Consolidated Financial Statements for a discussion of our ownership interest in Banfield.

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

Since 1994, PetSmart Charities has funded more than $109 million in grants and programs benefiting animal welfare organizations and, through its in-store adoption programs, has helped save the lives of more than 4 million pets.

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

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations, and the fact the laws and regulations are enforced by the courts and regulatory authorities with broad discretion, we can make no assurances we would be found to be in compliance in all jurisdictions at all times. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, these laws and regulations.

Intellectual Property

We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. Some of our intellectual property includes numerous servicemarks and trademarks registered with the United States Patent and Trademark Office, or “USPTO,” including: PetSmart®, PetSmart.com®, PetSmart PetsHotel®, PetPerks®, and Where Pets Are Family®, as well as many others. We also have several servicemark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered servicemarks, trademarks and pending applications in other countries, including Canada, as well as several trade names, domain names, and copyrights for use in our business.

Employees

As of January 31, 2010, we employed approximately 45,000 associates, approximately 22,000 of whom were employed full-time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are subject to no collective bargaining agreements and have experienced no work stoppages. We consider our relationship with our associates to be a positive one. Increases in the federal and state minimum wage in recent years have not had a material effect on our business.

Financial Information by Business Segment and Geographic Data

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States were $5.1 billion, $4.9 billion and $4.5 billion for 2009, 2008 and 2007, respectively. Net sales in Canada, denominated in United States dollars, were $245.5 million, $217.6 million and $188.6 million for 2009, 2008 and 2007, respectively. Substantially all our long-lived assets are located in the United States.

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

Management

Our executive officers and their ages and positions on March 17, 2010, are as follows:

Name	Age	Position

Philip L. Francis	63	Executive Chairman
Robert F. Moran	59	President and Chief Executive Officer
Lawrence P. Molloy	48	Senior Vice President, Chief Financial Officer
Donald E. Beaver	51	Senior Vice President, Chief Information Officer
Emily D. Dickinson	50	Senior Vice President, General Counsel and Secretary
Kenneth T. Hall	41	Senior Vice President, Strategic Planning and Business Development
David K. Lenhardt	40	Senior Vice President, Store Operations
Joseph D. O’Leary	51	Senior Vice President, Merchandising
Mary L. Miller	49	Senior Vice President, Chief Marketing Officer
Jaye D. Perricone	51	Senior Vice President, Real Estate and Development
Neil H. Stacey	56	Senior Vice President, Human Resources
Bruce K. Thorn	42	Senior Vice President, Supply Chain

Philip L. Francis has been a Director of PetSmart since 1989 and was named Executive Chairman in June 2009. He joined PetSmart as President and Chief Executive Officer in March 1998, and was named Chairman of the Board in 1999. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer and President. Prior to that, he held several senior management positions for Roundy’s Supermarket, Inc., Cardinal Health, Inc. and the Jewel Companies, Inc.

Robert F. Moran was named President and Chief Executive Officer in June 2009. In December 2001, he was appointed President and Chief Operating Officer. He joined PetSmart as President of North American Stores in July 1999. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

Lawrence P. Molloy joined PetSmart as Senior Vice President and Chief Financial Officer in September 2007. Prior to joining PetSmart, he served four years in leadership roles at Circuit City Stores, Inc., a national consumer electronics retailer, including the last year as Vice President and Chief Financial Officer of retail. Prior to Circuit

City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation; AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the United States Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander.

Donald E. Beaver joined PetSmart as Senior Vice President and Chief Information Officer in May 2005. Prior to joining PetSmart, he was employed by H.E. Butt Grocery Company where he held the position of Senior Vice President and Chief Information Officer starting in 1999. Prior to that, he served 14 years at Allied Signal Aerospace, Inc. in various information systems leadership roles, the last being the CIO for the aftermarket support division.

Emily D. Dickinson joined PetSmart in September 2009 as Senior Vice President, General Counsel and Secretary. Prior to joining PetSmart, she spent 18 years with Hannaford Bros. Co., eight of which were also with Delhaize Group, a Belgian-based food retailer. While there, she had dual responsibility as Vice President, Legal on a global basis for Delhaize and Senior Vice President, General Counsel and Secretary for Hannaford Bros. Before serving at Hannaford Bros. Co., she was an attorney in Boston and with two Portland, Maine law firms.

Kenneth T. Hall was appointed Senior Vice President, Strategic Planning and Business Development in January 2010. He joined PetSmart in October 2000 as Vice President, Strategic Planning and Customer Relationships. In January 2003, he was appointed Senior Vice President and Chief Marketing Officer, after serving in the role from October 2002 on an interim basis. He was appointed Senior Vice President of Merchandising in February 2006. From September 2008 until December 2009, he completed an executive rotational assignment in the field in Store Operations. Prior to PetSmart, he worked with Bain & Company, where he developed business and customer loyalty strategies and programs for major retail, automotive and financial services companies. He began his career with Exxon Company, where he held a variety of operations and financial roles.

David K. Lenhardt joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in September 2000, and was appointed Senior Vice President, Store Operations and Services in February 2007. He was appointed Senior Vice President, Store Operations and Human Resources in February 2009, and from March 2010 has held the title of Senior Vice President, Store Operations. From 1996 to 2000, he was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.’s investment banking division.

Joseph D. O’Leary joined PetSmart as Senior Vice President of Supply Chain in September 2006, and was appointed Senior Vice President, Merchandising and Supply Chain in October 2008. Since March 2010, he has held the title of Senior Vice President, Merchandising. Prior to joining PetSmart, he was Chief Operating Officer for Interactive Health, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, he held positions at Mothercare plc, Coopers & Lybrand LLP and BP International.

Mary L. Miller joined PetSmart as Senior Vice President and Chief Marketing Officer in July 2006. She came to PetSmart from Best Buy Co., Inc., a national consumer electronics company, where she last served as Vice President of Strategic Marketing Services from 2004 to 2006. Prior to that, she served as Vice President of Customer Loyalty Marketing from 2002 to 2004 and served as Vice President of Consumer and Brand Marketing from 2000 to 2002. She started at Best Buy Co., Inc. in 1998. Previously, she served 13 years at The Pillsbury Company, where she began her career as a financial analyst. In February 2010, Ms. Miller announced that she would retire from her position in 2010.

Jaye D. Perricone was appointed Senior Vice President, Real Estate and Development in December 2007, serving as Vice President, Real Estate during the year prior. She joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President, Vice President of Services Operations, Vice President of Customer Service and Store Operations and Vice President of Property Management and Store Design. Prior to joining PetSmart, she held various positions with Target Corporation, Pace Membership Warehouse, Inc. and Bizmart, Inc.

Neil H. Stacey was appointed Senior Vice President of Human Resources in February 2009. He joined PetSmart in 1995 and served in a number of leadership roles including Vice President General Merchandise Manager from 1995 to 1999, Senior Vice President of Merchandising Consumables from 1999 to 2000, Regional Vice President from 2000 to 2007, and Divisional Vice President of Operations from 2007 to 2009. Prior to joining PetSmart, he was employed at American Stores, a national food and drug retailer, where he held several leadership positions including Vice President of Advertising and Market Development, Vice President of Merchandising and Vice President of Business Process Redesign.

Bruce K. Thorn was appointed Senior Vice President, Supply Chain in December 2009. He joined PetSmart in 2007 as Vice President, Supply Chain Solutions, and served as Vice President, Supply Chain from 2008 to 2009. Prior to joining PetSmart, he served as Chief Operating Officer for LESCO, Inc., a public company and leader in the professional turf care industry. He previously held leadership roles with Gap, Inc., Cintas Corporation and the United States Army.

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

We currently operate stores in most of the major market areas of the United States and Canada. Our ability to be successful with our store development efforts is dependent on various factors, some of which are outside our control, including:

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

Our leases are typically signed approximately 15 months before a store opens. As a result of that timing, we may be unable to adjust our store opening schedule to new economic conditions or a change in strategy in a timely manner.

Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings and store closures.

Our business is subject to seasonal fluctuation. We typically realize a higher portion of our net sales and operating profit during the fourth fiscal quarter. Sales of certain products and services are seasonal and because our stores typically draw customers from a large area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Also, controllable expenses, such as advertising, may fluctuate from quarter to quarter within a year. As a result of our expansion plans, the timing of new store openings and related preopening expenses, the amount of revenue contributed by new and existing stores, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses, as a percentage of net sales, than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

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

Our vendors generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. An interruption in the supply chain could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations. We operate two fish distribution centers and have two fish distribution centers that are operated by a third-party vendor. An interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

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

The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, the inability of our vendors to provide quality products in a timely or cost-effective manner, or risks associated with the suppliers from whom products are sourced, could harm our business.

Sales of premium pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of premium pet food do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass and retail merchandisers. If any premium pet food or pet supply vendor was to make its products available in supermarkets, warehouse clubs and other mass or retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities, and two of our largest vendors account for a material amount of products sold. We can make no assurances that we will be able to find new qualified vendors who meet our standards, or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, and accurate packaging and labeling. Any inability of our existing vendors to provide products meeting such requirements in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are good, we have no material long-term supply commitments from our vendors, and any vendor could discontinue selling to us at any time.

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

We entered the Canadian market in 1996 and operate 63 stores in Canada as of January 31, 2010. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal, and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

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

We and Banfield, the third-party operator of Banfield, The Pet Hospital, and our other third-party operators are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to host and Banfield’s ability to operate veterinary hospitals within our facilities. A determination that we, or Banfield, are in violation of any of these applicable statutes and regulations could require us, or Banfield, to restructure our operations to comply, or render us, or Banfield, unable to operate veterinary hospitals in a given location. If Banfield were to experience financial or other operating difficulties that would force it to limit its operations, or if Banfield were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. Any significant decrease in Banfield’s financial results may negatively impact our financial performance.

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

We expect to fund our currently planned operations with existing capital resources, including cash flows from operations and the borrowing capacity under our credit facility. If, however, we are unable to effectively manage our cash flows or generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Our credit facility and letter of credit facility are secured by substantially all our personal property assets, our subsidiaries and certain real property. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our credit facility and letter of credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms could harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution or accretion to our stockholders.

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

A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could impact our financial results.

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

We have documented and tested our internal controls over financial reporting to assess their design and operating effectiveness. Internal controls over financial reporting have inherent limitations and are not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected. We may encounter problems or delays in completing the review and evaluation, or implementing improvements. Additionally, we may identify deficiencies that need to be addressed in our internal controls over financial reporting, or other matters that may raise concerns for investors. Should we, or our independent registered public accounting firm, determine in future periods that we have a material weakness in our internal controls over financial reporting, our results of operations or financial condition may be adversely affected and the price of our common stock may decline.

Changes in laws, accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results.

Accounting principles generally accepted in the United States of America, or “GAAP,” and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters relevant to our business are highly complex, continually evolving and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation, or changes in facts, underlying assumptions, estimates or judgments by us could significantly impact our reported or expected financial performance.

An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

We operate in multiple tax jurisdictions and believe we have made adequate provisions for income and other taxes. If, however, tax regulators in these jurisdictions determine a position we have taken on an issue is inappropriate, our financial results may be adversely affected.

Failure to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might have a negative impact on our business.

We procure insurance to help us manage a variety of risks. A failure of insurance to provide coverage for these risks may expose us to expensive defense costs and the costs of the ultimate outcome of the matter. Insurance costs continue to be volatile, affected by natural catastrophes, fear of terrorism, financial irregularities and fraud at other publicly traded companies and fiscal viability of insurers. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forego or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. For example, variability in inflation rates of health care costs inherent in these claims can affect the amounts realized. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

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

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of January 31, 2010:

Number of
United States:	Stores

Alabama	13
Arizona	46
Arkansas	5
California	123
Colorado	32
Connecticut	8
Delaware	3
Florida	68
Georgia	39
Idaho	4
Illinois	51
Indiana	22
Iowa	9
Kansas	7
Kentucky	8
Louisiana	15
Maine	2
Maryland	29
Massachusetts	15
Michigan	32
Minnesota	15
Mississippi	6
Missouri	19
Montana	3
Nebraska	7
Nevada	16
New Hampshire	5
New Jersey	39
New Mexico	6
New York	37
North Carolina	38
North Dakota	2
Ohio	39
Oklahoma	15
Oregon	14
Pennsylvania	46
Rhode Island	2
South Carolina	15
South Dakota	2
Tennessee	20
Texas	112
Utah	11
Vermont	1
Virginia	44
Washington	25
West Virginia	2
Wisconsin	14

Total U.S. stores	1,086
Canada	63

Total stores	1,149

We lease substantially all of our stores, distribution centers, and corporate offices under non-cancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for one to three additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2025. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during 2009, 2008 and 2007.

In July 2006, we entered into 15 year lease agreements to expand our corporate offices and renovate the existing offices. The project was completed in 2009 and added approximately 115,000 square feet to the existing 250,000 square feet for a total corporate facility square footage of approximately 365,000.

Our distribution centers and respective lease expirations as of January 31, 2010, were as follows:

	Square
Location	Footage	Date Opened	Distribution Type	Lease Expiration
	(In thousands)

Ennis, Texas	230	May 1996	Combination distribution center	2013
Phoenix, Arizona	620	November 1999	Forward distribution center	2021
Columbus, Ohio	613	September 2000	Combination distribution center	2015
Gahanna, Ohio	276	October 2000	Forward distribution center	2015
Hagerstown, Maryland	252	October 2000	Forward distribution center	2015
Ottawa, Illinois	1,000	August 2005	Combination distribution center	2015
Newnan, Georgia	878	July 2007	Combination distribution center	2022
Reno, Nevada	873	April 2008	Combination distribution center	2023

Total	4,742

Item 3.	Legal Proceedings

Beginning in March 2007, we were named as a party in the following lawsuits arising from pet food recalls announced by several manufacturers. The plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.

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

	High	Low

Year Ended January 31, 2010
First Quarter ended May 3, 2009	$24.08	$16.17
Second Quarter ended August 2, 2009	$23.70	$19.61
Third Quarter ended November 1, 2009	$26.85	$19.50
Fourth Quarter ended January 31, 2010	$27.50	$23.07
Year Ended February 1, 2009
First Quarter ended May 4, 2008	$24.81	$18.75
Second Quarter ended August 3, 2008	$24.94	$18.78
Third Quarter ended November 2, 2008	$28.86	$16.73
Fourth Quarter ended February 1, 2009	$19.89	$13.27

Common Stock Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2009, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 24, 2009	$0.03	May 1, 2009	May 15, 2009
June 22, 2009	$0.10	July 31, 2009	August 14, 2009
September 30, 2009	$0.10	October 30, 2009	November 13, 2009
December 10, 2009	$0.10	January 29, 2010	February 12, 2010

In 2008, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 25, 2008	$0.03	May 2, 2008	May 16, 2008
June 18, 2008	$0.03	August 1, 2008	August 15, 2008
September 24, 2008	$0.03	October 31, 2008	November 14, 2008
December 17, 2008	$0.03	January 30, 2009	February 13, 2009

On March 23, 2010, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 14, 2010 to stockholders of record on April 30, 2010.

Holders.  On March 12, 2010, there were 3,337 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 16, 2010 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Stock Purchase Program.  In August 2007, the Board of Directors approved a program authorizing the purchase of up to $300.0 million of our common stock through November 1, 2009. We purchased 1.2 million shares of our common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.

In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended January 31, 2010, we purchased 3.0 million shares of common stock for $80.0 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 5.9 million shares of common stock for $140.0 million under this program. As of January 31, 2010, $210.0 million remained available under the $350.0 million program.

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

The following graph shows a five-year comparison of the cumulative total stockholders’ returns for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on January 30, 2005 in stock or on January 29, 2005 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among PetSmart, Inc., The S&P 500 Index
And The S&P Specialty Stores Index

*	$100 invested on 1/30/05 in stock or 1/31/05 in index, including reinvestment of dividends. Indexes calculated on month-end basis.

Copyright© 2010 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	1/30/05	1/29/06	1/28/07	2/3/08	2/1/09	1/31/10

PetSmart, Inc.	100.0	83.62	101.25	80.26	63.18	87.87
S & P 500	100.0	110.38	126.40	123.48	75.78	100.89
S & P Specialty Stores	100.0	124.40	141.29	107.82	59.38	96.84

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	January 31,	February 1,	February 3,	January 28,	January 29,
	2010	2009	2008	2007	2006
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$5,336,392	$5,065,293	$4,672,656	$4,233,857	$3,760,499

Gross profit	1,519,217	1,495,433	1,436,821	1,307,770	1,173,001
Operating, general and administrative expenses	1,150,138	1,125,579	1,085,308	985,936	861,621

Operating income	369,079	369,854	351,513	321,834	311,380
Gain on sale of equity investment	—	—	95,363	—	—
Interest expense, net	(59,748)	(58,757)	(44,683)	(31,717)	(22,171)

Income before income tax expense and equity in income from investee	309,331	311,097	402,193	290,117	289,209
Income tax expense	(117,554)	(121,019)	(145,180)	(105,048)	(106,719)
Equity in income from investee	6,548	2,592	1,671	—	—

Net income	$198,325	$192,670	$258,684	$185,069	$182,490

Earnings Per Common Share Data:
Basic	$1.62	$1.55	$1.99	$1.36	$1.30
Diluted	$1.59	$1.52	$1.95	$1.33	$1.25
Dividends declared per common share	$0.33	$0.12	$0.12	$0.12	$0.12
Weighted average shares outstanding:
Basic	122,363	124,342	129,851	135,836	140,791
Diluted	124,701	126,751	132,954	139,537	145,577
Selected Operating Data:
Stores open at end of period	1,149	1,112	1,008	908	826
Square footage at end of period	25,876,510	25,102,528	22,825,783	20,787,903	19,029,359
Net sales per square foot(2)	$205	$208	$210	$208	$206
Net sales growth	5.4%	8.4%	10.4%	12.6%	11.8%
Increase in comparable store sales(3)	1.6%	3.8%	2.4%	5.0%	4.2%
Selected Balance Sheet Data:
Merchandise inventories	$563,389	$584,011	$501,212	$487,400	$399,413
Average inventory per store(4)	$490	$525	$497	$537	$484
Working capital	$501,381	$396,677	$214,404	$324,887	$377,766
Total assets	$2,461,986	$2,357,653	$2,167,257	$2,053,477	$1,863,691
Total debt(5)	$571,474	$585,993	$563,747	$449,001	$364,123
Total stockholders’ equity	$1,172,715	$1,144,136	$986,597	$1,000,894	$940,750
Current ratio	1.89	1.83	1.31	1.63	1.82
Long-term debt-to-equity	46%	48%	52%	43%	37%
Total debt-to-capital	33%	34%	36%	31%	28%

(1)	The year ended February 3, 2008 consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons for the year ended February 3, 2008, other than comparable store sales, which was calculated on an equivalent 52 week basis, also reflect the impact of one additional week. The estimated impact of this additional week resulted in the following increases: net sales, $89.7 million; gross profit, $34.4 million; operating, general and administrative expenses, $18.3 million; income before income tax expense and equity in income from investee, $16.0 million; net income, $9.8 million; and diluted earnings per common share, $0.07.

(2)	Net sales per square foot were calculated by dividing net sales, excluding catalog and e-commerce sales, by average square footage.

(3)	Retail stores only, excludes catalog and e-commerce sales in all periods. For the year ended February 3, 2008, includes sales through week 52.

(4)	Represents merchandise inventories divided by stores open at end of period.

(5)	Represents borrowings under credit facility and capital lease obligations.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

Based on our 2009 net sales of $5.3 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 31, 2010, we operated 1,149 stores, and we anticipate opening 40 to 42 net new stores in 2010. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of private label brands across a range of product categories.

We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 31, 2010, we operated 162 PetsHotels, and we anticipate opening approximately 18 PetsHotels in 2010.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of January 31, 2010, full-service veterinary hospitals were in 752 of our stores. Banfield operated 740 of the veterinary hospitals. The remaining 12 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the recent changes in the macroeconomy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime Caresm of pets, including pet services and proprietary brands, that we believe cannot easily be duplicated. Additionally, we have been able to generate cash flow from operations sufficient to meet our financing needs and continue to have access to our credit facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.

Executive Summary

•	Diluted earnings per common share for 2009 increased 4.6% to $1.59 on net income of $198.3 million compared to diluted earnings per common share of $1.52 on net income of $192.7 million in 2008.

•	Net sales increased 5.4% to $5.3 billion in 2009 compared to $5.1 billion in 2008 due to new store openings and an increase in comparable store sales, or sales in stores open at least one year.

•	Cash, cash equivalents, and restricted cash increased $230.2 million, or 182.3%, to $356.5 million in 2009.

•	We had no short-term debt as of January 31, 2010 or February 1, 2009, and did not borrow against the Revolving Credit Facility during 2009.

•	We added 37 net new stores during 2009 and operated 1,149 stores at the end of the year.

•	Comparable store sales increased 1.6% during 2009 compared to a 3.8% increase during 2008. The increase in sales was partially impacted by $8.3 million in unfavorable foreign currency fluctuations in 2009, compared to $6.3 million in unfavorable foreign currency fluctuations in 2008.

•	Services sales increased 9.2% to $575.4 million, or 10.8% of net sales, for 2009 compared to $526.7 million, or 10.4% of net sales, during 2008.

•	We purchased 7.1 million and 2.3 million shares of our common stock for $165.0 million and $50.0 million during 2009 and 2008, respectively.

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

Inventory Valuation Reserves

We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers perform cycle counts encompassing all inventory items at least once every quarter. Stores generally perform physical inventories at least once a year. Between the physical inventories, stores perform counts on certain inventory items. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

We also have reserves for estimated obsolescence and to reduce merchandise inventory to the lower of cost or market. We evaluate inventories for excess, obsolescence or other factors that may render inventories unmarketable at their historical cost. Factors included in determining obsolescence reserves include current and anticipated demand, customer preferences, age of merchandise, seasonal trends and decisions to discontinue certain products. If assumptions about future demand change, or actual market conditions are less favorable than those projected by management, we may require additional reserves.

We have not made any significant changes in the accounting methodology we use to establish our inventory valuation reserves during the past three fiscal years. We do not presently believe there is a reasonable likelihood of a material change in the accounting methodology and assumed factors used to create the estimates we use to calculate our inventory valuation reserves.

As of January 31, 2010, and February 1, 2009, we had inventory valuation reserves of $16.4 million and $14.6 million, respectively. Additionally, we believe that a 10% change in our inventory valuation reserves would not be material to our consolidated financial statements.

Asset Impairments

We review long-lived assets for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable.

We have not made any significant changes in our impairment loss assessment methodology during the past three fiscal years. We do not presently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. There were no material asset impairments identified during 2009, 2008 or 2007.

Reserve for Closed Stores

We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed. These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. As of January 31, 2010, and February 1, 2009, our reserve for closed stores was $8.2 million and $6.4 million, respectively. We can make no assurances that additional charges for these stores will not be required based on the changing real estate environment.

We do not presently believe there is a reasonable likelihood of a material change in the future estimates or assumptions that we use to determine our reserve for closed stores, including cash flow projections and sublease assumptions. In any event, a 10% change in our reserve for closed stores would not be material to our consolidated financial statements.

Insurance Liabilities and Reserves

We maintain property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans and workers compensation and employers liability insurance. Under our general liability and workers’ compensation insurance policies as of January 31, 2010, we maintain a self insured retention of $0.5 million per occurrence for general liability and a combination of self insurance and a high deductible workers compensation plan that specifies retention of $1.0 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment to the reserves. As of January 31, 2010, and February 1, 2009, we had approximately $95.4 million and $92.5 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability, and workers’ compensation insurance policies.

We have not made any material changes in the accounting methodology we use to establish our insurance reserves during the past three years. We do not presently believe there is a reasonable likelihood of a material change in the estimates or assumptions that we use to calculate our insurance reserves, including factors such as historical claims experience, demographic factors, severity factors and other valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance reserves would have affected net income by approximately $5.9 million in 2009.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 31, 2010, and February 1, 2009, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Operations and Comprehensive Income:

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.5	70.5	69.3

Gross profit	28.5	29.5	30.7
Operating, general and administrative expenses	21.6	22.2	23.2

Operating income	6.9	7.3	7.5
Gain on sale of investment	—	—	2.0
Interest expense, net	(1.1)	(1.2)	(1.0)

Income before income tax expense and equity in income from investee	5.8	6.1	8.6
Income tax expense	(2.2)	(2.4)	(3.1)
Equity in income from investee	0.1	0.1	0.0

Net income	3.7%	3.8%	5.5%

2009 (52 weeks) compared to 2008 (52 weeks)

Net Sales

Net sales increased $0.2 billion, or 5.4%, to $5.3 billion in 2009, compared to net sales of $5.1 billion in 2008. The increase in net sales was partially impacted by $8.3 million in unfavorable foreign currency fluctuations during 2009. Approximately 70% of the sales increase is due to the addition of 37 net new stores and 20 new PetsHotels since February 1, 2009, and 30% of the increase is due to a 1.6% increase in comparable store sales for 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, primarily in our hardgoods categories, partially offset by economic conditions and the slowdown in consumer spending. A decrease in the number of transactions represented (0.3)% of the comparable store sales growth in 2009, compared to (2.0)% in 2008. An increase in the average sales per transaction represented 1.9% of the comparable store sales growth in 2009, compared to 5.8% in 2008.

Services sales, which are included in the net sales amount discussed above and include grooming, training, boarding and day camp, increased 9.2%, or $48.7 million, to $575.4 million for 2009, compared to $526.7 million for 2008. Services sales represented 10.8% and 10.4% of net sales for 2009 and 2008, respectively. The increase in services sales is primarily due to the demand for our grooming services, and the addition of 37 net new stores and 20 new PetsHotels since 2008.

Gross Profit

Gross profit decreased to 28.5% of net sales for 2009, from 29.5% for 2008, representing a decrease of 100 basis points.

Overall merchandise margin decreased 150 basis points. Merchandise product margin decreased 115 basis points, with mix representing 52% and rate representing 48% of the decline. The mix shift is due to an increase in consumables merchandise sales mix relative to net sales. The rate impact is due to select price reductions, an increase in promotions for hardgoods merchandise, and broad category promotions to drive additional customer traffic. Difficult macroeconomic conditions, including reduced discretionary consumer spending, challenged our merchandise product margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate lower gross margins as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers. Merchandise margins related to the flow through of previously capitalized inbound freight, as well as certain procurement and distribution costs, decreased 35 basis points.

Services margin increased 10 basis points primarily due to the demand for our grooming services, and the addition of 20 new PetsHotels since 2008. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. As discussed above, the shift in merchandise sales to consumables merchandise has contributed to the overall decrease in margin.

Store occupancy costs included in margin increased 15 basis points primarily due to the addition of new stores, and new store growth outpacing the rate of sales growth.

Supply chain costs decreased 50 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers.

Operating, General and Administrative Expenses

Operating, general and administrative expenses were 21.6% and 22.2% of net sales for 2009 and 2008, respectively, representing an improvement of 60 basis points.

The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during 2009 were increased efficiencies in our advertising spending due to lower advertising rates, and lower store preopening expenses due to slower store growth. Store labor expense, travel, and supplies costs were also lower due to vendor renegotiations and various cost control initiatives.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, increased to $60.3 million for 2009, compared to $59.3 million for 2008. Included in interest expense, net was interest income of $0.6 million for both 2009 and 2008.

Income Tax Expense

In 2009, the $117.6 million income tax expense represents an effective tax rate of 38.0%, compared with 2008 income tax expense of $121.0 million, which represented an effective tax rate of 38.9%. The decrease in the effective tax rate was primarily due to tax exempt gains from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.

Equity in Income from Investee

Our equity in income from our investment in Banfield was $6.5 million and $2.6 million for 2009 and 2008, respectively, based on our ownership percentage in Banfield’s net income.

2008 (52 weeks) compared to 2007 (53 weeks)

Net Sales

Net sales increased $0.4 billion, or 8.4%, to $5.1 billion in 2008, compared to net sales of $4.7 billion in 2007. The increase in net sales was partially impacted by $6.3 million in unfavorable foreign currency fluctuations during 2008. The 53rd week in 2007 increased net sales by approximately $89.7 million. Excluding the impact of the 53rd week of sales in 2007, approximately 65% of the sales increase is due to the addition of 104 net new stores since February 3, 2008, and 35% of the sales increase is due to a 3.8% increase in comparable store sales for 2008. Our comparable store sales growth was 2.4% for 2007. The increase in our comparable sales growth rate was due to inflation and pricing strategies, partially offset by economic conditions and a slow down in consumer spending, primarily in our hardgoods category. A decrease in the number of transactions represented (2.0)% of the comparable store sales growth in 2008, compared to (0.8)% in 2007. An increase in the average sales per transaction represented 5.8% of the comparable store sales in 2008, compared to 3.2% in 2007.

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

Gross Profit

Gross profit decreased to 29.5% of net sales for 2008 from 30.7% for 2007, representing a decrease of 120 basis points.

In 2008, store occupancy costs increased 70 basis points primarily due to the growth in new stores. We opened 104 net new stores and 45 PetsHotels. The increase in store occupancy costs as a percentage of net sales is due to the addition of new stores in more expensive regions, as well as higher real property taxes and lower reimbursements from Banfield for vet clinic expenses.

Supply chain costs were flat as a percentage of net sales. We realized cost savings from increased productivity and efficiency across the distribution network due to our new replacement distribution centers in Newnan, Georgia and Reno, Nevada, offset by pressure from higher fuel prices during 2008 compared to 2007.

Services sales were essentially flat as a percentage of net sales. We also opened 45 PetsHotels in 2008 compared to 35 in 2007. PetsHotels have higher costs as a percentage of net sales in the first several years.

Merchandise margin decreased 40 basis points, with mix representing 90% and rate representing 10% of the decline. The mix shift is due to an increase of consumables merchandise sales relative to total net sales. Consumables merchandise sales typically generate a lower gross margin compared to hardgoods merchandise. Macroeconomic conditions, including a decrease in consumer spending, challenged our merchandise margins. As a result, we have experienced softness in our higher margin hardgoods merchandise sales.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased as a percentage of net sales to 22.2% for 2008 from 23.2% for 2007, representing a 100 basis point improvement.

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

Interest Expense, net

Interest expense, which is primarily related to capital leases, increased to $59.3 million for 2008 compared to $51.5 million for 2007. The increase is primarily attributable to continued increases in capital lease obligations. Included in interest expense, net was interest income of $0.6 million and $6.8 million for 2008 and 2007, respectively. Cash available for short-term investments was lower during 2008 compared to 2007 primarily due to cash used to partially fund our accelerated share repurchase, or “ASR,” agreement, in August 2007, payments on the revolving line of credit, and the purchase of 2.3 million shares of our common stock for $50.0 million during 2008. During 2008, our investments were limited to short-term, highly liquid, money market funds.

Income Tax Expense

In 2008, the $121.0 million income tax expense represents an effective tax rate of 38.9%, compared with 2007 income tax expense of $145.2 million, which represented an effective tax rate of 36.1%. The effective tax rate for 2007 includes a benefit from the use of capital loss carryforwards to reduce the tax on the gain from the sale of Banfield non-voting shares and benefits from the release of uncertain tax positions as a result of settlements with taxing authorities and from the expiration of the statute of limitations for certain tax positions. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.

Equity in Income from Investee

Our equity in income from our investment in Banfield was $2.6 million and $1.7 million for 2008 and 2007, respectively, based on our ownership percentage in Banfield’s net income.

Liquidity and Capital Resources

Cash Flow

Despite recent volatility and disruption in the global and capital credit markets, we have continued to have full access to our credit facility and to generate operating cash flow sufficient to meet our financing needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $350.0 million five-year revolving credit facility, although there can be no assurance that continued or increased volatility and disruption in the global capital and credit markets will not impair our ability to access these markets on commercially acceptable terms. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $566.9 million for 2009, $420.7 million for 2008 and $332.7 million for 2007. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. The primary differences between 2009 and 2008 were lower levels of merchandise inventories and prepaid assets and an increase in other current liabilities, offset by an increase in deferred income taxes. Included in 2008 were $27.1 million of tax benefits from the Economic Stimulus Act of 2008, which provided for an accelerated depreciation deduction for certain qualifying property. The primary differences between 2008 and 2007 include higher levels of merchandise inventories, partially offset by an increase in both accounts payable and the purchases of prepaid expenses and other assets.

Net cash used in investing activities was $157.2 million for 2009, $235.2 million for 2008 and $139.2 million for 2007. The net cash used in 2009 consisted primarily of capital expenditures. Capital expenditures consisted of costs associated with opening or acquiring new stores, reformatting existing stores, new equipment and computer software in support of our system initiatives, PetsHotel construction, expansion of our distribution network and other costs to support our growth plans and initiatives. The primary differences between 2009 and 2008 were a decrease in cash paid for property and equipment as a result of the slowdown in store openings, and an increase in restricted cash. The primary differences between 2008 and 2007 were cash received from the sale of Banfield stock during 2007, cash used to purchase the Canadian store locations during 2007, no purchases of short-term investments during 2008, and less cash used to purchase property and equipment during 2008.

Net cash used in financing activities was $229.4 million for 2009, $113.8 million for 2008 and $293.7 million for 2007. The net cash used in 2009 consisted primarily of the purchase of treasury stock, payments on capital lease obligations, and payments of cash dividends. The primary differences between 2009 and 2008 were increased purchases of treasury stock and no short-term debt borrowings. The primary differences between 2008 and 2007 were lower purchases of treasury stock in 2008, lower proceeds from common stock issued under stock incentive plans, and lower tax deductions in excess of the compensation cost recognized.

Free Cash Flow

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that free cash flow is an important financial measure for use in evaluating the Company’s financial performance, which measures our ability to generate additional cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

Although other companies report their free cash flow, numerous methods may exist for calculating free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods other companies use to calculate their free cash flow. We urge you to understand the methods used by another company to calculate free cash flow before comparing our free cash flow to that of such other company.

We define free cash flow as net cash provided by operating activities minus cash paid for property and equipment, and payments of capital lease obligations. We generated free cash flow of $415.6 million, $148.7 million, and $11.8 million for 2009, 2008, and 2007, respectively. The increase in our free cash flow is primarily due to a decrease in capital spending as a result of the slowdown in store openings.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure (in thousands).

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Net cash provided by operating activities	$566,943	$420,700	$332,716
Cash paid for property and equipment	(112,920)	(238,188)	(294,437)
Payments of capital lease obligations	(38,439)	(33,853)	(26,483)

Free cash flow	$415,584	$148,659	$11,796

Common Stock Purchase Program

In August 2006, the Board of Directors increased the amount remaining under the June 2005 share purchase program by $141.7 million, to bring the share purchase capacity to $250.0 million and extend the term of the program to August 9, 2007. During 2007, we purchased 2.8 million shares of our common stock for $89.9 million, completing the $250.0 million program.

In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million ASR agreement. The ASR contained provisions that established the minimum and maximum number of shares purchased during its term. Pursuant to the terms of the ASR, on August 20, 2007, we paid $225.0 million to the ASR counterparty. The ASR was initially funded with $125.0 million in cash and $100.0 million in borrowings under our new credit facility. We received 7.0 million shares of common stock between August 20, 2007 and January 31, 2008 which were recorded as treasury stock in the Consolidated Balance Sheets, completing the ASR. We purchased

2.3 million shares of our common stock for $50.0 million during 2008, and 1.2 million shares of common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.

In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under this program. As of January 31, 2010, $210.0 million remained available under the $350.0 million program.

Common Stock Dividends

We presently believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. During 2009, we paid aggregate dividends of $0.26 per share. During 2008 and 2007, we paid aggregate dividends of $0.12 per share.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 45 new stores and closed 8 stores in 2009. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be approximately $125.0 to $135.0 million for 2010, based on our plan to open 40 to 42 net new stores and 18 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures for each of the past three years (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Capital Expenditures:
New stores	$28,470	$83,124	$114,398
Store-related projects(1)	48,051	51,908	68,612
PetsHotel(2)	6,510	43,098	44,039
Information technology	20,297	27,464	34,187
Supply chain	8,851	20,480	30,316
Other(3)	741	12,114	2,885

Total capital expenditures	$112,920	$238,188	$294,437

(1)	Includes store remodels, grooming salon expansions, equipment replacements, relocations, and various merchandising projects.

(2)	For new and existing stores.

(3)	Includes corporate office related expenses, including costs related to the expansion and renovation of our corporate offices during 2008.

Lease and Other Commitments

Operating and Capital Lease Commitments and Other Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and includes obligations for executed agreements for which we do not yet have the right to control the use of the property at January 31, 2010, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		2011 &	2013 &	2015 and
Contractual Obligation	2010	2012	2014	Beyond	Other	Total

Operating lease obligations	$281,834	$580,688	$496,590	$751,208	$—	$2,110,320
Capital lease obligations(1)	93,432	206,207	201,186	397,693	—	898,518
Purchase obligations(2)	27,876	—	—	—	—	27,876
Uncertain tax positions(3)	—	—	—	—	7,652	7,652
Insurance obligations(4)	20,730	—	—	—	66,511	87,241

Total	$423,872	$786,895	$697,776	$1,148,901	$74,163	$3,131,607
Less: Sublease income	4,115	7,043	5,041	4,953	—	21,152

Net Total	$419,757	$779,852	$692,735	$1,143,948	$74,163	$3,110,455

(1)	Includes $326.1 million in interest.

(2)	Represents purchase obligations for advertising commitments.

(3)	Approximately $7.7 million of unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

(4)	Approximately $66.5 million of insurance obligations, as shown in “Other” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2010.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs. As of January 31, 2010, $83.8 million was outstanding under our letters of credit.

Related Party Transactions

We have an investment in Banfield which, through a wholly-owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals inside 740 of our stores. Our investment consists of common and convertible preferred stock.

In 2007, we sold a portion of our non-voting shares in Banfield resulting in a pre-tax gain of $95.4 million. In connection with this transaction, we also converted our remaining Banfield non-voting shares to voting shares. The increase in voting shares caused us to exceed the significant influence threshold as defined by GAAP, which required us to account for our investment in Banfield using the equity method of accounting instead of the previously applied cost method. As of January 31, 2010, we owned approximately 21.4% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of Banfield. Our equity income from our investment in Banfield, which is recorded one month in arrears, was $6.5 million for 2009.

We charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We treat these amounts as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of sales in the Consolidated Statements of Operations and Comprehensive Income. We also charge Banfield for its portion of specific operating expenses, and treat the reimbursement as a reduction of the stores’ operating expense.

We recognized license fees, utilities and other cost reimbursements of $33.2 million, $30.1 million, and $32.9 million during 2009, 2008, and 2007, respectively. Receivables from Banfield totaled $2.4 million and

$3.3 million at January 31, 2010, and February 1, 2009, respectively, and were included in the receivables in the accompanying Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with a hospital operated by Banfield. The net sales and gross profits on the sale of therapeutic pet foods is not material.

Credit Facility

We have a $350.0 million five-year revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of February 1, 2009, we had no borrowings and $91.3 million in stand-by letter of credit issuances under our Revolving Credit Facility.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of February 1, 2009, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.

We issue letters of credit for guarantees provided for insurance programs.

The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of January 31, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

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

While we have experienced inflationary pressure in recent years, we have been able to largely mitigate the effect by increasing retail prices accordingly. Although neither inflation nor deflation has had a material impact on net operating results, we can make no assurance that our business will not be affected by inflation or deflation in the future.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with foreign exchange fluctuations, as well as changes in our credit standing. In addition, a market risk is associated with fuel prices.

Foreign Currency Risk

Our Canadian subsidiary operates 63 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $245.5 million, or 4.6%, of our consolidated net sales for 2009. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income depending on the nature of the underlying transaction.

The transaction (gain)/loss included in net income was $(1.3) million, $3.4 million and $(1.2) million for 2009, 2008 and 2007, respectively.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of January 31, 2010, our disclosure controls and procedures were designed to meet the objective at the reasonable assurance level and were effective at the reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report on Form 10-K. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and, accordingly, include certain amounts based on our best judgments and estimates. Financial information in this Annual Report on Form 10-K is consistent with that in the consolidated financial statements.

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

We assessed the effectiveness of our internal control over financial reporting as of January 31, 2010. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we maintained effective internal control over financial reporting as of January 31, 2010.

The effectiveness of our internal control over financial reporting as of January 31, 2010, has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the thirteen weeks ended January 31, 2010, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the “Company”) as of January 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 31, 2010 of the Company and our reports dated March 25, 2010 expressed unqualified opinions on those financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 25, 2010

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 16, 2010.

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

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2010 and 2009” in our proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 2010.

PetSmart, Inc.

By:	/s/ ROBERT F. MORAN
Robert F. Moran
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Robert F. Moran and Lawrence P. Molloy, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Executive Chairman	March 25, 2010

/s/ ROBERT F. MORAN Robert F. Moran	President and Chief Executive Officer (Principal Executive Officer)	March 25, 2010

/s/ LAWRENCE P. MOLLOY Lawrence P. Molloy	Senior Vice President, Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 25, 2010

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	March 25, 2010

/s/ RITA V. FOLEY Rita V. Foley	Director	March 25, 2010

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 25, 2010

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 25, 2010

Signature	Title	Date

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 25, 2010

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 25, 2010

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 25, 2010

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 25, 2010

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 25, 2010

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and February 1, 2009, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of January 31, 2010 and February 1, 2009, and the results of their operations and their cash flows for each of the three years in the period ended January 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 25, 2010

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	January 31,	February 1,
	2010	2009

ASSETS
Cash and cash equivalents	$308,360	$126,314
Restricted cash	48,172	—
Receivables, net	52,232	48,609
Merchandise inventories	563,389	584,011
Deferred income taxes	36,805	28,223
Prepaid expenses and other current assets	57,652	87,677

Total current assets	1,066,610	874,834
Property and equipment, net	1,201,857	1,302,245
Equity investment in affiliate	32,486	25,938
Deferred income taxes	94,901	93,128
Goodwill	42,200	38,645
Other noncurrent assets	23,932	22,863

Total assets	$2,461,986	$2,357,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$212,121	$194,630
Accrued payroll, bonus and employee benefits	105,162	88,337
Accrued occupancy expenses and deferred rents	63,142	55,642
Current maturities of capital lease obligations	37,839	32,233
Other current liabilities	146,965	107,315

Total current liabilities	565,229	478,157
Capital lease obligations	533,635	553,760
Deferred rents	91,030	92,155
Other noncurrent liabilities	99,377	89,445

Total liabilities	1,289,271	1,213,517

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 160,311 and 159,770 shares issued	16	16
Additional paid-in capital	1,148,228	1,117,557
Retained earnings	1,093,708	936,100
Accumulated other comprehensive income (loss)	2,369	(2,714)
Less: treasury stock, at cost, 39,517 and 32,408 shares	(1,071,606)	(906,823)

Total stockholders’ equity	1,172,715	1,144,136

Total liabilities and stockholders’ equity	$2,461,986	$2,357,653

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Income
(In thousands, except per share data)

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 Weeks)	(52 Weeks)	(53 Weeks)

Merchandise sales	$4,761,039	$4,538,563	$4,217,716
Services sales	575,353	526,730	454,940

Net sales	5,336,392	5,065,293	4,672,656
Cost of merchandise sales	3,402,021	3,184,819	2,901,415
Cost of services sales	415,154	385,041	334,420

Total cost of sales	3,817,175	3,569,860	3,235,835

Gross profit	1,519,217	1,495,433	1,436,821
Operating, general and administrative expenses	1,150,138	1,125,579	1,085,308

Operating income	369,079	369,854	351,513
Gain on sale of equity investment	—	—	95,363
Interest expense, net	(59,748)	(58,757)	(44,683)

Income before income tax expense and equity in income from investee	309,331	311,097	402,193
Income tax expense	(117,554)	(121,019)	(145,180)
Equity in income from investee	6,548	2,592	1,671

Net income	198,325	192,670	258,684
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	5,083	(8,299)	4,457

Comprehensive income	$203,408	$184,371	$263,141

Earnings per common share:
Basic	$1.62	$1.55	$1.99

Diluted	$1.59	$1.52	$1.95

Weighted average shares outstanding:
Basic	122,363	124,342	129,851

Diluted	124,701	126,751	132,954

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

						Accumulated
						Other
	Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid-In	Retained	(Loss)	Treasury
	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Total

BALANCE AT JANUARY 28, 2007	155,782	(20,313)	16	1,024,630	516,961	1,128	(541,841)	1,000,894
Cumulative effect of FIN No. 48 adoption					(1,164)			(1,164)
Stock options and employee stock purchase plan compensation cost				5,137				5,137
Net tax benefits from tax deductions in excess of the compensation cost recognized				9,921				9,921
Issuance of common stock under stock incentive plans	2,031			31,576				31,576
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	291			7,926				7,926
Dividends declared ($0.12 per share)					(15,807)			(15,807)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						4,457		4,457
Purchase of treasury stock, at cost		(9,753)					(315,027)	(315,027)
Net income					258,684			258,684

BALANCE AT FEBRUARY 3, 2008	158,104	(30,066)	16	1,079,190	758,674	5,585	(856,868)	986,597
Stock options and employee stock purchase plan compensation cost				10,074				10,074
Net tax benefits from tax deductions in excess of the compensation cost recognized				1,980				1,980
Issuance of common stock under stock incentive plans	1,109		1	14,108				14,109
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	557		(1)	12,205				12,204
Dividends declared ($0.12 per share)					(15,244)			(15,244)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(8,299)		(8,299)
Purchase of treasury stock, at cost		(2,342)					(49,955)	(49,955)
Net income					192,670			192,670

BALANCE AT FEBRUARY 1, 2009	159,770	(32,408)	$16	$1,117,557	$936,100	$(2,714)	$(906,823)	$1,144,136
Stock options and employee stock purchase plan compensation cost				8,263				8,263
Net tax benefits from tax deductions in excess of the compensation cost recognized				(1,062)				(1,062)
Issuance of common stock under stock incentive plans	914		1	11,848				11,849
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	(373)		(1)	8,253				8,252
Issuance of performance shares, net of forfeitures				3,369				3,369
Dividends declared ($0.33 per share)					(40,717)			(40,717)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						5,083		5,083
Purchase of treasury stock, at cost		(7,109)					(164,783)	(164,783)
Net income					198,325			198,325

BALANCE AT JANUARY 31, 2010	160,311	(39,517)	16	1,148,228	1,093,708	2,369	(1,071,606)	1,172,715

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$198,325	$192,670	$258,684
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,538	225,054	195,980
Gain on sale of equity investment	—	—	(95,363)
Loss on disposal of property and equipment	7,013	5,589	6,914
Stock-based compensation expense	24,792	24,301	18,333
Deferred income taxes	(13,572)	33,957	(15,251)
Equity in income from investee	(6,548)	(2,592)	(1,671)
Tax benefits from tax deductions in excess of the compensation cost recognized	(2,901)	(3,215)	(10,715)
Non-cash interest expense	1,006	4,576	2,589
Changes in assets and liabilities, excluding the effect of the acquisition of store locations in Canada:
Receivables, net	(3,551)	1,694	(11,793)
Merchandise inventories	23,403	(86,151)	(9,005)
Prepaid expenses and other current assets	26,382	(13,758)	(22,549)
Other noncurrent assets	(1,357)	8,057	(4,238)
Accounts payable	21,842	25,201	(1,515)
Accrued payroll, bonus and employee benefits	16,638	4,280	(1,851)
Accrued occupancy expenses and current deferred rents	7,518	9,632	1,722
Other current liabilities	23,355	(17,559)	12,865
Deferred rents	(1,412)	4,208	3,883
Other noncurrent liabilities	9,472	4,756	5,697

Net cash provided by operating activities	566,943	420,700	332,716

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	—	—	(285,205)
Proceeds from sales of short-term available-for-sale investments	—	—	304,405
(Increase) decrease in restricted cash and short-term investments	(48,172)	—	60,700
Cash paid for property and equipment	(112,920)	(238,188)	(294,437)
Cash paid for acquisition of store locations in Canada	—	—	(36,963)
Proceeds from sales of property and equipment	3,894	2,951	539
Proceeds from sale of equity investment	—	—	111,752

Net cash used in investing activities	(157,198)	(235,237)	(139,209)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	11,848	14,108	31,576
Minimum statutory withholding requirements	(3,405)	(2,026)	—
Cash paid for treasury stock	(164,783)	(49,955)	(315,027)
Payments of capital lease obligations	(38,439)	(33,853)	(26,483)
Proceeds from short-term debt	—	576,000	185,000
Payments on short-term debt	—	(606,000)	(155,000)
(Decrease) increase in bank overdraft.	(5,082)	15	(8,461)
Tax benefits from tax deductions in excess of the compensation cost recognized	2,901	3,215	10,715
Cash dividends paid to stockholders	(32,459)	(15,265)	(16,034)

Net cash used in financing activities	(229,419)	(113,761)	(293,714)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,720	(3,710)	9,730

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	182,046	67,992	(90,477)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	126,314	58,322	148,799

CASH AND CASH EQUIVALENTS AT END OF YEAR	$308,360	$126,314	$58,322

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 —	The Company and its Significant Accounting Policies

Business

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of January 31, 2010, we operated 1,149 retail stores and had full-service veterinary hospitals in 752 of our stores. Medical Management International, Inc., operated 740 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 3 for a discussion of our ownership interest in Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.

Principles of Consolidation

Our consolidated financial statements include the accounts of PetSmart and our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions.

During 2007, we sold a portion of our non-voting shares in MMI Holdings, Inc. or “Banfield.” In connection with this transaction, we also converted our remaining Banfield non-voting shares to voting shares. We account for our investment in Banfield using the equity method of accounting. The equity income from our investment in Banfield is recorded one month in arrears. See Note 3 for additional information.

Fiscal Year

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31. The 2009 fiscal year ended on January 31, 2010, and was a 52-week year. The 2008 fiscal year was also a 52-week year, while the 2007 fiscal year was a 53-week year. Unless otherwise specified, all references in these consolidated financial statements to years are to fiscal years.

Reclassifications

We have presented interest expense, net as a single line item instead of the previously reported separate line items of interest income and interest expense in the Consolidated Statements of Operations and Comprehensive Income as interest income is no longer significant. Minimum statutory withholding requirements, previously included in net proceeds from common stock traded under stock incentive plans, have been presented as a single line item in the Consolidated Statements of Cash Flows. Prior year amounts have been adjusted to reflect these changes.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

Segment Reporting

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

assessing performance. Utilizing these criteria, we manage our business on the basis of one reportable operating segment.

Net sales in the United States were $5.1 billion, $4.9 billion and $4.5 billion for 2009, 2008 and 2007, respectively. Net sales in Canada, denominated in United States dollars, were $245.5 million, $217.6 million and $188.6 million for 2009, 2008 and 2007, respectively. Substantially all our long-lived assets are located in the United States.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables, and accounts payable. These balances, as presented in the consolidated financial statements at January 31, 2010, and February 1, 2009, approximate fair value because of the short-term nature.

Cash and Cash Equivalents

We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $44.1 million and $43.0 million as of January 31, 2010, and February 1, 2009, respectively.

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of January 31, 2010, and February 1, 2009, bank overdrafts of $42.5 million and $47.6 million respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

Restricted Cash

We are required to maintain a cash deposit with the lenders of our stand-alone letter of credit facility equal to the amount of the outstanding letters of credit, or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the stand-alone letter of credit facility.

Vendor Rebates and Cooperative Advertising Incentives

We receive vendor allowances, in the form of purchase rebates and cooperative advertising incentives, from agreements made with certain merchandise suppliers. Rebate incentives are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Cooperative advertising incentives are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. Unearned purchase rebates recorded as a reduction of inventory, and rebate and cooperative advertising incentives remaining in receivables in the Consolidated Balance Sheets as of January 31, 2010, and February 1, 2009, were not material.

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

As of January 31, 2010, and February 1, 2009, our inventory valuation reserves were $16.4 million and $14.6 million, respectively.

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

Long-lived assets are reviewed for impairment based on undiscounted cash flows. We conduct this review quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. There were no material asset impairments identified during 2009, 2008 or 2007.

Our property and equipment are depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	1 - 20 years
Computer software	3 - 7 years

Goodwill

The carrying value of goodwill of $42.2 million and $38.6 million as of January 31, 2010, and February 1, 2009, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. In 2007, we purchased 19 store locations, which added 18 net new stores in Canada and increased goodwill by $27.7 million. During 2009 and 2008, goodwill increased (decreased) approximately $3.6 million and $(5.6) million, respectively, as a result of foreign currency translation. Other than the effects of foreign currency translation, there have been no other changes to goodwill.

Insurance Liabilities and Reserves

We maintain property and casualty insurance on all our properties and leasehold interests, product liability insurance that covers products and the sale of pets, self-insured health plans and workers compensation and employers liability insurance. Under our general liability and workers’ compensation insurance policies as of January 31, 2010, we maintain a self insured retention of $0.5 million per occurrence for general liability and a combination of self insurance and a high deductible workers compensation plan that specifies a retention of $1.0 million per occurrence for workers’ compensation. We establish reserves for losses based on periodic

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

actuarial estimates of the amount of loss inherent in that period’s claims, including losses for which claims have been incurred but not reported. Loss estimates rely on actuarial observations of ultimate loss experience for similar historical events, and changes in such assumptions could result in an adjustment to the reserves. As of January 31, 2010, and February 1, 2009, we had approximately $95.4 million and $92.5 million, respectively, in reserves related to casualty, self-insured health plans, employer’s professional liability, and workers’ compensation insurance policies, of which $66.5 million and $63.2 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes. The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. We calculate the cost for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method at a credit-adjusted risk-free interest rate over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 31, 2010, and February 1, 2009, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution. A favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 31,	February 1,
	2010	2009

Accrued income and sales tax	$43,428	$19,313
Accounts payable — operating expenses	19,458	17,183
Accrued capital purchases	17,303	14,255
Accrued general liability insurance reserve (current portion)	5,195	5,137
Gift card liability	8,991	8,472
Deferred revenue	7,120	6,692
Other	45,470	36,263

	$146,965	$107,315

Revenue Recognition

We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. Services sales are recognized at the time the service is provided. E-commerce sales are recognized at the time we estimate that the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of January 31, 2010, and February 1, 2009. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized over two years based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During 2007, we obtained sufficient historical redemption data for our gift card program to make a reasonable estimate of the ultimate redemption patterns and breakage rate. Accordingly, we recognized $6.0 million of gift card breakage income in 2007, which includes the gift card breakage income related to gift cards sold since the inception of the gift card program in 2000. During 2009 and 2008, we recognized $2.1 million and $2.0 million of gift card breakage income, respectively. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Operations and Comprehensive Income as a reduction of operating, general and administrative expenses.

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

Cost of Services Sales

Costs of services sales includes payroll and benefit costs, as well as professional fees for the training of groomers, training instructors and PetsHotel associates.

Vendor Concentration Risk

We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 22.4%, 21.9% and 20.5% of our net sales for 2009, 2008 and 2007, respectively.

Advertising

We charge advertising costs to expense as incurred. Advertising costs are classified within operating, general and administrative expenses. Total advertising expenditures, net of cooperative income and vendor funding, and including direct response advertising, were $67.1 million, $79.5 million and $85.8 million for 2009, 2008 and 2007, respectively. Vendor cooperative income reduced total advertising expense by $12.7 million, $11.0 million and $10.3 million for 2009, 2008 and 2007, respectively. Beginning in 2009, we began receiving vendor funding for advertising, which reduced total advertising expense by $6.8 million. Direct response advertising costs were for product catalogs, and were capitalized and amortized over the expected period of future benefit, which was the six-month period to one-year period following the mailing of the respective catalog. In 2007, we exited our equine product line, including the equine catalog, and had no catalog operations since that time. There were no capitalized advertising costs remaining at the end of 2007.

Stock-based Compensation

We recognize expense for stock-based compensation based on the fair market value of the awards at the grant date. We use option pricing methods that require the input of highly subjective assumptions, including the expected stock price volatility. Compensation cost is recognized ratably over the vesting period of the related stock-based compensation award.

Foreign Currency

The local currency is used as the functional currency in Canada. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translate revenues and expenses at the average exchange rate during the year. Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $3.3 million, $(5.3) million and $2.9 million for 2009, 2008 and 2007, respectively. The transaction (gain)/loss included in net income was $(1.3) million, $3.4 million and $(1.2) million for 2009, 2008 and 2007, respectively.

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

Note 2 —	Fair Value Measurements

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date. The fair value hierarchy, which prioritizes the inputs used in measuring fair value into three broad levels is as follows:

Level 1:  Quoted prices in active markets for identical assets or liabilities;

Level 2:  Quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument; and

Level 3:  Unobservable inputs based on the Company’s own assumptions used to measure assets and liabilities at fair value.

The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

Fair Value Measurements at January 31, 2010, using:
			Significant	Significant
	Total Carrying	Quoted Prices in	Observable	Unobservable
	Value at January 31,	Active Markets	Other Inputs	Other Inputs
	2010	(Level 1)	(Level 2)	(Level 3)

Money market funds	$287,293	$287,293	—	—

Note 3 —	Investments

We have an investment in MMI Holdings, Inc., a provider of veterinary services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operates full-service veterinary hospitals in 740 of our stores under the registered trade name “Banfield, The Pet Hospital.” Philip L. Francis, our Executive Chairman, and Robert F. Moran, our President and Chief Executive Officer are members of the Banfield Board of Directors.

In 2007, we sold a portion of our non-voting shares in Banfield for $111.8 million. The cost basis of the non-voting shares was $16.4 million, which resulted in a pre-tax gain of $95.4 million, or an after tax gain of approximately $64.3 million. In connection with this transaction, we also converted our remaining Banfield non-voting shares to voting shares. We account for our investment in Banfield using the equity method of accounting.

Our ownership interest in the stock of Banfield was as follows (in thousands):

	January 31, 2010		February 1, 2009
	Shares	Amount	Shares	Amount

Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	10,811	—	4,263

Total equity investment in affiliate	4,693	$32,486	4,693	$25,938

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of January, 31, 2010, and 21.5% of all voting stock as of February 1, 2009. Our ownership percentage as of January 31, 2010, and February 1, 2009, considering all classes of stock (voting and non-voting), was 21.0%.

Of the 4.7 million shares of voting stock of Banfield, we held:

(a) 2.9 million shares of voting preferred stock that may be converted into voting common stock at any time at our option; and

(b) 1.8 million shares of voting common stock.

Banfield’s financial data is summarized as follows (in thousands):

	January 31,	February 1,
	2010	2009

Current assets	$269,381	$187,066
Noncurrent assets	122,934	121,932
Current liabilities	247,138	196,070
Noncurrent liabilities	16,216	14,070

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Net sales	$617,508	$448,528	$407,634
Gross profit	146,292	98,649	83,806
Net income	$29,723	$13,626	$7,898

We have a master operating agreement with Banfield which covers license fees, utilities and other cost reimbursements. We charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. These amounts are classified as a reduction of the retail stores’ occupancy costs, which are included as a component of cost of merchandise sales in the Consolidated Statements of Operations and Comprehensive Income. We also charge Banfield for its portion of specific operating expenses and classify the reimbursement as a reduction of the retail stores’ operating expense.

We recognized license fees, utilities and other cost reimbursements of $33.2 million, $30.1 million and $32.9 million during 2009, 2008 and 2007, respectively. Receivables from Banfield totaled $2.4 million and $3.3 million at January 31, 2010, and February 1, 2009, respectively, and were included in receivables in the Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with a hospital operated by Banfield. The net sales and gross profit on the sale of therapeutic pet foods is not material to our consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 4 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	January 31,	February 1,
	2010	2009

Land	$691	$691
Buildings	15,089	15,773
Furniture, fixtures and equipment	926,763	889,478
Leasehold improvements	581,684	539,213
Computer software	97,319	109,704
Buildings, equipment and computer software under capital leases	683,712	673,330

	2,305,258	2,228,189
Less: accumulated depreciation and amortization	1,141,122	975,668

	1,164,136	1,252,521
Construction in progress	37,721	49,724

Property and equipment, net	$1,201,857	$1,302,245

We recognize capitalized interest primarily for interest expense incurred during the construction period for new stores. Capitalized interest was approximately $0.2 million, $1.6 million and $2.4 million in 2009, 2008 and 2007, respectively. Capitalized interest is included in property and equipment, net in the Consolidated Balance Sheets.

Note 5 —	Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	January 31,	February 1,
	2010	2009

Total remaining gross occupancy costs	$33,577	$34,107
Less:
Expected sublease income	(24,018)	(26,604)
Interest costs	(1,343)	(1,121)

Reserve for closed stores	$8,216	$6,382

Current portion, included in other current liabilities	2,395	2,271
Noncurrent portion, included in other noncurrent liabilities	5,821	4,111

Reserve for closed stores	$8,216	$6,382

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The activity related to the reserve for closed stores was as follows (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Opening balance	$6,382	$6,157	$7,689
Reserve for new store closures	1,526	3,132	2,546
Changes in sublease assumptions	4,173	1,734	1,379
Lease terminations	(565)	(821)	529
Other	769	517	539

Charges, net	5,903	4,562	4,993
Payments	(4,069)	(4,337)	(6,525)

Ending balance	$8,216	$6,382	$6,157

We record charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

Note 6 —	Income Taxes

Income before income tax expense and equity in income from investee was as follows (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

United States	$301,644	$309,311	$401,079
Foreign	7,687	1,786	1,114

	$309,331	$311,097	$402,193

Income tax expense consisted of the following (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Current provision:
Federal	$111,911	$73,017	$144,961
State/Foreign	19,215	9,056	18,325

	131,126	82,073	163,286

Deferred:
Federal	(4,439)	34,372	(15,139)
State/Foreign	(9,133)	4,574	(2,967)

	(13,572)	38,946	(18,106)

Income tax expense	$117,554	$121,019	$145,180

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	January 31,		February 1,		February 3,
	2010		2009		2008
	(52 weeks)		(52 weeks)		(53 weeks)

Provision at federal statutory tax rate	$108,266	35.0%	$108,882	35.0%	$140,768	35.0%
State income taxes, net of federal income tax benefit	8,725	2.8	8,860	2.8	12,788	3.2
Adjustments to tax reserves	(295)	(0.1)	(486)	(0.2)	(2,446)	(0.6)
Tax exempt interest income	(90)	(0.0)	—	—	(1,676)	(0.4)
Adjustment to valuation allowance	(343)	(0.1)	158	0.1	(701)	(0.2)
Utilization of capital loss	—	—	—	—	(4,974)	(1.2)
Tax on equity income from investee	2,292	0.7	907	0.3	652	0.1
Other	(1,001)	(0.3)	2,698	0.9	769	0.2

	$117,554	38.0%	$121,019	38.9%	$145,180	36.1%

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	January 31,	February 1,
	2010	2009

Deferred income tax assets:
Capital lease obligations	$200,108	$180,775
Employee benefit expense	74,613	70,945
Deferred rents	39,283	39,888
Net operating loss carryforwards	18,690	19,742
Reserve for closed stores	3,132	2,600
Miscellaneous reserves and accruals	10,501	8,211
Tenant incentives	11,328	13,706
Other	4,292	9,379

Total deferred income tax assets	361,947	345,246
Valuation allowance	(7,693)	(8,036)

Deferred income tax assets, net of valuation allowance	354,254	337,210
Deferred income tax liabilities:
Property and equipment	(200,150)	(191,610)
Inventory	(6,913)	(11,399)
Prepaid expenses	(7,452)	(6,337)
Other	(8,033)	(6,513)

Total deferred income tax liabilities	(222,548)	(215,859)

Net deferred income tax assets	$131,706	$121,351

We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2005, state and local jurisdictions through 1999 and foreign jurisdictions through 2003. We could be subject to audits in these

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. During 2009, we recorded a net benefit of approximately $1.0 million from the settlement of uncertain tax positions and lapse of statute of limitations with various federal and state tax jurisdictions. During 2008 and 2007, we recorded a net benefit of approximately $1.2 million and $4.0 million, respectively, from the settlement of uncertain tax positions with various state tax jurisdictions and the lapse of the statute of limitations for certain tax positions. The net benefits are reflected in income tax expense in the Consolidated Statements of Operations and Comprehensive Income. We cannot make an estimate of the range of possible changes that may result from other audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Unrecognized tax benefits, beginning balance	$8,127	$8,824	$12,334
Gross increases — tax positions related to the current year	1,299	1,314	1,115
Gross increases — tax positions in prior periods	716	290	—
Gross decreases — tax positions in prior periods	(153)	(674)	(4,200)
Gross settlements	(394)	(663)	—
Lapse of statute of limitations	(2,215)	(558)	(741)
Gross (decreases) increases — foreign currency translation	272	(406)	316

Unrecognized tax benefits, ending balance	$7,652	$8,127	$8,824

Included in the balance of unrecognized tax benefits at January 31, 2010, February 1, 2009, and February 3, 2008 are $6.8 million and $7.3 million, and $7.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2009, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statement of Operations was immaterial. In total, as of January 31, 2010, we had recognized a liability for penalties of $0.7 million and interest of $1.7 million. As of February 1, 2009, and February 3, 2008, we had recognized a liability for penalties of $0.8 million and $1.3 million, respectively, and interest of $1.8 million and $2.0 million, respectively.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $0.2 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2010 as a result of settlements or a lapse of the statute of limitations.

As of January 31, 2010, we had, for income tax reporting purposes, federal net operating loss carryforwards of $53.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to the Internal Revenue Code. We also had a Canadian capital loss carryforward of $11.6 million which can be carried forward indefinitely.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 7 —	Earnings Per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used to calculate earnings per common share (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Basic	122,363	124,342	129,851
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,338	2,409	3,103

Diluted	124,701	126,751	132,954

Certain stock-based compensation awards representing 3.0 million, 4.8 million and 1.1 million shares of common stock in 2009, 2008 and 2007, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.

Note 8 —	Stockholders’ Equity

Share Purchase Programs

In August 2006, the Board of Directors increased the amount remaining under the June 2005 share purchase program by $141.7 million, to bring the share purchase capacity to $250.0 million and extend the term of the program to August 9, 2007. During 2007, we purchased 2.8 million shares of our common stock for $89.9 million, completing the $250.0 million program.

In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. On August 19, 2007, we entered into a $225.0 million fixed dollar accelerated share repurchase, or “ASR,” agreement. The ASR contained provisions that established the minimum and maximum number of shares purchased during its term. Pursuant to the terms of the ASR, on August 20, 2007, we paid $225.0 million to the ASR counterparty. The ASR was initially funded with $125.0 million in cash and $100.0 million in borrowings under our new credit facility. We received 7.0 million shares of common stock between August 20, 2007 and January 31, 2008 which were recorded as treasury stock in the Consolidated Balance Sheets, completing the ASR. We purchased 2.3 million shares of our common stock for $50.0 million during 2008, and 1.2 million shares of common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.

In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended January 31, 2010, we purchased 3.0 million shares of common stock for $80.0 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 5.9 million shares of common stock for $140.0 million under this program. As of January 31, 2010, $210.0 million remained available under the $350.0 million program.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Dividends

In 2009 and 2008, the Board of Directors declared the following dividends:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

2009:
March 24	$0.03	May 1, 2009	May 15, 2009
June 22	$0.10	July 31, 2009	August 14, 2009
September 30	$0.10	October 30, 2009	November 13, 2009
December 10	$0.10	January 29, 2010	February 12, 2010
2008:
March 25	$0.03	May 2, 2008	May 16, 2008
June 18	$0.03	August 1, 2008	August 15, 2008
September 24	$0.03	October 31, 2008	November 14, 2008
December 17	$0.03	January 30, 2009	February 13, 2009

Note 9 —	Stock-Based Compensation

We have several long-term incentive plans, including plans for stock options, restricted stock, performance share units, management equity units and employee stock purchases. Shares issued under our long-term incentive plans are issued from new shares, rather than treasury stock.

Stock Options

At January 31, 2010, stock option grants representing 7.3 million shares of common stock were outstanding under all of the stock option plans, and 5.1 million of additional stock options or awards may be issued under the 2006 Equity Incentive Plan. These grants are made to employees, including officers and our Directors, at the fair market value on the date of the grant.

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	Year Ended 2009 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,080	$19.77
Granted	1,696	$16.97
Exercised	(733)	$10.52		$9,810
Forfeited/cancelled	(734)	$23.69

Outstanding at end of year	7,309	$19.65	4.29	$51,205

Vested and expected to vest at end of year	7,026	$19.72	4.23	$48,978

Exercisable at end of year	4,028	$19.64	3.38	$29,128

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended 2008 (52 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	6,322	$19.10
Granted	1,816	$19.10
Exercised	(755)	$10.42		$11,684
Forfeited/cancelled	(303)	$25.12

Outstanding at end of year	7,080	$19.77	4.56	$19,736

Vested and expected to vest at end of year	6,367	$19.35	4.45	$19,732

Exercisable at end of year	4,238	$17.60	3.84	$19,719

	Year Ended 2007 (53 weeks)
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,327	$16.54
Granted	993	$31.38
Exercised	(1,665)	$14.23		$30,623
Forfeited/cancelled	(333)	$23.91

Outstanding at end of year	6,322	$19.10	4.80	$42,282

Vested and expected to vest at end of year	5,674	$18.02	4.68	$42,268

Exercisable at end of year	4,613	$15.53	4.41	$42,250

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Restricted stock activity in our restricted stock plan is as follows (in thousands):

	Year Ended 2009 (52 weeks)		Year Ended 2008 (52 weeks)		Year Ended 2007 (53 weeks)
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	2,685	$25.50	2,391	$27.92	2,380	$24.33
Granted	82	$18.05	978	$19.33	886	$31.39
Vested	(599)	$28.58	(367)	$24.85	(448)	$16.15
Forfeited	(270)	$24.29	(317)	$25.48	(427)	$27.44

Nonvested at end of year	1,898	$24.38	2,685	$25.50	2,391	$27.92

The total fair value of restricted stock which vested during 2009, 2008 and 2007 was $11.0 million, $7.2 million, and $14.1 million, respectively.

Performance Share Units

The 2009 Performance Share Unit Program, approved by the Board of Directors in January 2009, provides for the issuance of performance share units, or “PSUs,” under the 2006 Equity Incentive Plan to executive officers and certain other members of our management team based upon an established performance goal. For units granted in 2009, the performance goal was defined as a specified end-of-year net cash balance. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of his or her target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Our actual performance against the end-of-year net cash target was approved by the Board in March 2010, and qualified participants received 150% of their target awards. The PSUs are subject to time-based vesting, cliff vesting on the third anniversary of the initial grant date, and will settle in shares at that time.

Activity for PSUs in 2009 was as follows (in thousands):

	Year Ended 2009 (52 weeks)
		Weighted-
		Average
		Grant Date
	Shares	Fair Value

Nonvested at beginning of year	—	—
Granted	592	16.96
Vested	—	—
Forfeited	(22)	16.69

Nonvested at end of year	570	16.97

Management Equity Units

Beginning in 2009, certain members of management receive Management Equity Units or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value of the vested MEU grant will be determined using our closing stock price on the vest date and will be paid out in cash.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Activity for MEUs in 2009 was as follows (in thousands):

	Year Ended 2009 (52 weeks)
		Weighted-
		Average
	Shares	Fair Value

Nonvested at beginning of year	—	—
Granted	285	25.75
Vested	—	—
Forfeited	(30)	25.75

Nonvested at end of year	255	25.75

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

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Shares purchased	167	338	246
Aggregate proceeds	$3,784	$5,918	$5,368

Stock-Based Compensation Expense

Stock-based compensation expense and the total income tax benefit recognized in the Consolidated Statement of Operations and Comprehensive Income were as follows (in thousands):

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Stock options expense	$8,263	$7,959	$3,408
Restricted stock expense	11,626	14,227	13,196
PSU expense	3,369	—	—
MEU expense	1,534	—	—
Employee stock purchase plan expense	—	2,115	1,729

Total stock-based compensation cost	$24,792	$24,301	$18,333

Tax benefit	$8,824	$8,304	$6,168

At January 31, 2010, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $38.3 million and is expected to be recognized over a weighted average period of 1.8 years.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We estimated the fair value of stock options issued after January 30, 2005, using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded call options on our stock, historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time we expect options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the monthly U.S. Treasury yield curve in effect at the time of the option grant using the expected life of the option. Stock options are amortized straight-line over the vesting period net of estimated forfeitures by a charge to income. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	Year Ended
	January 31,	February 1,	February 3,
	2010	2009	2008
	(52 weeks)	(52 weeks)	(53 weeks)

Dividend yield	0.62%	0.42%	0.42%
Expected volatility	46.0%	36.2%	32.0%
Risk-free interest rate	1.17%	1.96%	4.83%
Forfeiture rate	15.1%	15.4%	16.0%
Expected lives	5.3 years	5.2 years	5.2 years
Vesting periods	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years
Weighted average fair value	$6.68	$6.44	$10.86

Restricted stock expense, which reflects the fair market value on the date of the grant net of estimated forfeitures and cliff vests after four years, is being amortized ratably by a charge to income over the four-year term of the restricted stock awards.

PSU expense, net of forfeitures, is recognized over the requisite service period, or three years, based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance goal.

Share-based compensation expense, net of forfeitures, for MEUs is recognized over the requisite service period, or three years, and is evaluated quarterly based upon the current market value of our common stock.

Note 10 —	Employee Benefit Plans

We have a defined contribution plan, or the “Plan,” pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2009, 2008 and 2007, we recognized expense related to matching contributions under these Plans of $5.6 million, $4.9 million, and $3.7 million, respectively.

Note 11 —	Financing Arrangements and Lease Obligations

Short-term Debt and Letters of Credit

We have a $350.0 million five-year revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances under our $350.0 million five-year revolving credit facility. As of February 1, 2009, we had no borrowings and $91.3 million in stand-by letter of credit issuances under our Revolving Credit Facility.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of February 1, 2009, we had no outstanding letters of credit under the Stand-alone Letter of Credit Facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to the Stand-alone Letter of Credit Facility.

We issue letters of credit for guarantees provided for insurance programs.

The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of January 31, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

Operating and Capital Leases

We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for one to three additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2025. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases and capital leases. Total operating lease expense incurred, net of sublease income, during 2009, 2008 and 2007 was $296.0 million, $275.1 million and $245.9 million, respectively. Additional rent included in those amounts was not material.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

At January 31, 2010, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2010	$281,834	$93,432
2011	297,992	102,623
2012	282,696	103,584
2013	261,588	102,665
2014	235,002	98,521
Thereafter	751,208	397,693

Total minimum rental commitments	$2,110,320	898,518

Less: amounts representing interest		(327,044)

Present value of minimum lease payments		571,474
Less: current portion		(37,839)

Long-term obligations		$533,635

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $1.7 million and $1.4 million in the Consolidated Balance Sheets as of January 31, 2010, and February 1, 2009, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $113.9 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases at January 31, 2010.

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At February 1, 2009, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2010	$4,115
2011	4,089
2012	2,954
2013	2,691
2014	2,350
Thereafter	4,953

$21,152

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 12 —	Litigation and Settlements

Beginning in March 2007, we were named as a party in the following lawsuits arising from pet food recalls announced by several manufacturers. The plaintiffs sued the major pet food manufacturers and retailers claiming that their pets suffered injury and/or death as a result of consuming allegedly contaminated pet food and pet snack products.

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

Letters of Credit

As of January 31, 2010, a total of $83.8 million was outstanding under letters of credit to guarantee insurance policies, capital lease agreements and utilities.

Advertising Purchase Commitments

As of January 31, 2010, we had advertising commitments of approximately $27.9 million in 2010.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Supplemental Schedule of Cash Flows

Supplemental cash flow information for 2009, 2008 and 2007 was as follows (in thousands):

	2009	2008	2007
	(52 weeks)	(52 weeks)	(53 weeks)

Interest paid	$59,153	$55,937	$50,812
Income taxes paid, net of refunds	$81,511	$92,786	$171,303
Assets acquired using capital lease obligations	$18,849	$86,083	$100,506
Accruals and accounts payable for capital expenditures	$25,827	$19,770	$27,560
Dividends declared but unpaid	$12,073	$3,816	$3,837

Note 15 —	Acquisition of Store Locations in Canada

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

Note 16 —	Discontinuation of Equine Product Line

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

During 2007, we performed an impairment analysis on the remaining assets supporting the equine product line, including the Brockport, New York facility that indicated no impairment existed. We accelerated the depreciation on these assets, and they were fully depreciated to their estimated salvage value as of February 3, 2008.

We also recognized a charge to income to reduce the remaining equine inventory to the lower of cost or market value and recorded operating expenses related to the exit of the equine product line, remerchandising of the store space previously used for equine inventory and severance costs. The net effect of the gain on sale of the assets, inventory valuation adjustments, accelerated depreciation, severance and operating expenses was an after-tax loss of $9.8 million for 2007. The inventory valuation adjustments and $7.5 million for accelerated depreciation of certain assets were recorded in cost of sales, and the operating expenses, severance and accelerated depreciation on certain assets were recorded in operating, general and administrative expenses in the Consolidated Statements of Operations and Comprehensive Income.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 17 —	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2009 and 2008 is as follows:

	First	Second	Third	Fourth
Year Ended January 31, 2010 (52 weeks)	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)

Merchandise sales	$1,184,755	$1,154,593	$1,157,647	$1,264,044
Services sales	142,819	154,192	136,703	141,639
Net sales	1,327,574	1,308,785	1,294,350	1,405,683
Gross profit	377,252	369,412	356,176	416,377
Operating income	89,869	73,789	71,280	134,141
Income before income tax expense and equity in income from investee	74,895	58,819	56,249	119,368
Net income	46,262	38,964	38,070	75,029
Earnings per common share:
Basic	$0.37	$0.32	$0.31	$0.63
Diluted	0.37	0.31	0.31	0.61
Weighted average shares outstanding:
Basic	124,355	123,474	121,661	119,962
Diluted	126,524	125,504	123,781	122,658

	First	Second	Third	Fourth
Year Ended February 1, 2009 (52 weeks)	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)

Merchandise sales	$1,083,450	$1,101,984	$1,124,587	$1,228,542
Services sales	129,481	139,964	126,557	130,728
Net sales	1,212,931	1,241,948	1,251,144	1,359,270
Gross profit	356,368	366,406	357,696	414,963
Operating income	80,269	75,399	72,125	142,061
Income before income tax expense and equity in income from investee	66,527	60,188	57,356	127,026
Net income	41,211	37,248	35,823	78,388
Earnings per common share:
Basic	$0.33	$0.30	$0.29	$0.63
Diluted	0.32	0.30	0.28	0.62
Weighted average shares outstanding:
Basic	125,050	123,751	124,122	124,444
Diluted	127,419	126,210	126,795	126,783

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of January 31, 2010 and February 1, 2009, and for each of the three years in the period ended January 31, 2010, and the Company’s internal control over financial reporting as of January 31, 2010, and have issued our reports thereon dated March 25, 2010; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 25, 2010

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
		(In thousands)

Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2007	$9,143	$1,117	$(4,392)	$5,868

2008	$5,868	$4,736	$(2,827)	$7,777

2009	$7,777	$9,652	$(4,865)	$12,564

Shrink
2007	$7,595	$30,188	$(30,359)	$7,424

2008	$7,424	$26,430	$(27,032)	$6,822

2009	$6,822	$24,250	$(27,205)	$3,867

A-2

APPENDIX E

PetSmart, INC.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993
3.2		Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005
3.3		Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997
3.35		Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	8-K	0-21888	3.4	6/23/2009
3.4		Bylaws of PetSmart, as amended	8-K	0-21888	3.5	6/23/2009
4.1		Reference is made to Exhibits 3.1 through 3.4
4.2		Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993
10	.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993
10	.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Appendix B	5/12/2003
10	.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998
10	.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003
10	.5†	2002 Employee Stock Purchase Plan, as amended	10-K
10	.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007
10	.7†	Executive Short-Term Incentive Plan, as amended	Proxy Statement	0-21888	Appendix B	5/4/2009
10	.8†	Amended and Restated Employment Agreement, between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer	10-Q	0-21888	10.12	11/26/2008
10	.9†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer	10-Q	0-21888	10.13	11/26/2008
10	.10†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	10-Q	0-21888	10.22	5/29/2009

E-1

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.11†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003
10	.12†	Amended and Restated Executive Change in Control and Severance Benefit Plan	10-Q	0-21888	10.16	11/26/2008
10	.13†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004
10	.14†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006
10	.15†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005
10	.16†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007
10	.17†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006
10	.18†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006
10	.19†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007
10.20		Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.	8-K	0-21888	10.21	7/3/2006
10.21		Second Amendment to Letter of Credit Agreement, dated as of May 13, 2009	10-Q	0-21888	10.20	8/28/2009
10.22		Credit Agreement dated as of August 15, 2007 among PetSmart, Inc., PetSmart Store Support Group, Inc., the Lenders Party thereto, Bank of America, N.A., as issuing bank, administrative agent and collateral agent, and Banc of America Securities LLC, as sole arranger and sole bookrunner.	8-K	0-21888	10.2	8/17/2007
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

E-2

Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

32	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X
32	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

E-3