Form 10-Q
period 2010-05-02
PETSMART INC
filed 2010-05-28
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended May 2, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _________ to _________
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
Common Stock, $.0001 Par Value,118,330,562 Shares at May 14, 2010

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of May 2, 2010 and May 3, 2009, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the thirteen week periods ended May 2, 2010 and May 3, 2009. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 25, 2010, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 31, 2010, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 28, 2010

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 2,	January 31,	May 3,
	2010	2010	2009
ASSETS

Cash and cash equivalents	$241,964	$308,360	$209,913
Restricted cash	46,515	48,172	—
Receivables, net	47,460	52,232	56,208
Merchandise inventories	596,660	563,389	556,312
Deferred income taxes	36,805	36,805	29,334
Prepaid expenses and other current assets	61,007	57,652	89,348

Total current assets	1,030,411	1,066,610	941,115
Property and equipment, net	1,176,144	1,201,857	1,280,590
Equity investment in investee	33,924	32,486	27,054
Deferred income taxes	87,148	94,901	88,105
Goodwill	43,667	42,200	39,470
Other noncurrent assets	27,155	23,932	23,662

Total assets	$2,398,449	$2,461,986	$2,399,996

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$198,280	$212,121	$176,973
Accrued payroll, bonus and employee benefits	98,615	105,162	90,109
Accrued occupancy expenses and deferred rents	59,293	63,142	55,423
Current maturities of capital lease obligations	39,462	37,839	34,222
Other current liabilities	142,136	146,965	136,251

Total current liabilities	537,786	565,229	492,978
Capital lease obligations	533,893	533,635	554,862
Deferred rents	89,625	91,030	92,777
Other noncurrent liabilities	103,621	99,377	94,346

Total liabilities	1,264,925	1,289,271	1,234,963

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 161,253, 160,311 and 159,646 shares issued	16	16	16
Additional paid-in capital	1,169,930	1,148,228	1,119,735
Retained earnings	1,137,466	1,093,708	978,579
Accumulated other comprehensive income (loss)	4,786	2,369	(1,510)
Less: Treasury stock, at cost, 42,929, 39,517 and 33,590 shares	(1,178,674)	(1,071,606)	(931,787)

Total stockholders’ equity	1,133,524	1,172,715	1,165,033

Total liabilities and stockholders’ equity	$2,398,449	$2,461,986	$2,399,996

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Merchandise sales	$1,233,595	$1,184,755
Services sales	153,287	142,819
Other revenue	8,271	—

Net sales	1,395,153	1,327,574

Cost of merchandise sales	869,842	847,874
Cost of services sales	112,748	102,448
Cost of other revenue	8,271	—

Total cost of sales	990,861	950,322

Gross profit	404,292	377,252
Operating, general and administrative expenses	301,031	287,383

Operating income	103,261	89,869
Interest expense, net	(15,343)	(14,974)

Income before income tax expense and equity in income from investee	87,918	74,895
Income tax expense	(33,764)	(29,749)
Equity in income from investee	1,438	1,116

Net income	55,592	46,262
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	2,417	1,204

Comprehensive income	$58,009	$47,466

Earnings per common share:
Basic	$0.47	$0.37

Diluted	$0.46	$0.37

Weighted average shares outstanding:
Basic	117,976	124,355
Diluted	120,382	126,524
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$55,592	$46,262
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,738	58,635
Loss on disposal of property and equipment	3,758	595
Stock-based compensation expense	6,572	6,112
Deferred income taxes	6,311	3,913
Equity in income from investee	(1,438)	(1,116)
Tax benefits from tax deductions in excess of the compensation cost recognized	(4,462)	(156)
Non-cash interest expense	308	685
Changes in other operating assets and liabilities:
Merchandise inventories	(32,140)	28,223
Other assets	(1,334)	(10,576)
Accounts payable	(7,756)	(1,127)
Accrued payroll, bonus and employee benefits	(6,723)	1,608
Other liabilities	7,858	39,240

Net cash provided by operating activities	86,284	172,298

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash and short-term investments	1,657	—
Cash paid for property and equipment	(31,063)	(35,928)
Proceeds from sales of property and equipment	55	3,725

Net cash used in investing activities	(29,351)	(32,203)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	16,483	1,018
Minimum statutory withholding requirements	(4,788)	(2,995)
Cash paid for treasury stock	(107,068)	(24,964)
Payments of capital lease obligations	(15,239)	(9,312)
Decrease in bank overdraft	(6,419)	(16,901)
Tax benefits from tax deductions in excess of the compensation cost recognized	4,462	156
Cash dividends paid to stockholders	(12,072)	(3,816)

Net cash used in financing activities	(124,641)	(56,814)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,312	318

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(66,396)	83,599
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	308,360	126,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$241,964	$209,913

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets and offer various pet services, including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of May 2, 2010, we operated 1,160 retail stores and had full-service veterinary hospitals in 762 of our stores. Medical Management International, Inc. operated 750 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” See Note 4 for a discussion of our ownership interest in MMI Holdings, Inc., the parent company of Medical Management International, Inc. The remaining 12 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for the fair statement of results for the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 31, 2010. Additionally, we have combined the receivables, net, other noncurrent assets, and prepaid expenses and other current assets line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other assets. Further, we have combined the accrued occupancy expenses and current deferred rents, other current liabilities, deferred rents, and other noncurrent liabilities line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other liabilities. Prior year amounts have been combined to reflect this condensed presentation. Finally, for the thirteen weeks ended May 2, 2010, Banfield license fees and operating expense reimbursements, and the related costs, have been separately presented on a gross basis as detailed in Note 4.
     Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended May 2, 2010, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2010 ends on January 30, 2011, while fiscal 2009 ended on January 31, 2010, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
NOTE 2 — FAIR VALUE MEASUREMENTS
     The following table provides the fair value hierarchy for financial assets measured at fair value on a recurring basis (in thousands):

	Fair Value Measurements:
			Significant	Significant
		Quoted Prices in	Observable	Unobservable
	Total Carrying	Active Markets	Other Inputs	Other Inputs
	Value	(Level 1)	(Level 2)	(Level 3)

Money market funds at May 2, 2010	$220,271	$220,271	—	—
Money market funds at January 31, 2010	287,293	287,293	—	—
Money market funds at May 3, 2009	151,015	151,015	—	—
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

     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Income and Comprehensive Income. We believe it is reasonably possible that approximately $0.2 million of our current remaining unrecognized tax positions may be recognized by May 1, 2011, as a result of settlements or a lapse of the statute of limitations.
     As of May 2, 2010, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $7.8 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We generally do not materially adjust deferred tax assets as part of our interim income tax provision. During the thirteen weeks ended May 2, 2010, changes in deferred tax assets were due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2010.
     At May 2, 2010, accrued taxes of $42.2 million related to sales taxes and income taxes were included in other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 4 — INVESTMENTS
     We have an investment in MMI Holdings, Inc., a provider of veterinary services. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operates full-service veterinary hospitals in 750 of our stores under the registered trade name “Banfield, The Pet Hospital.”
     We use the equity method of accounting for our investment in Banfield. Our ownership interest in the stock of Banfield was as follows (in thousands):

	May 2, 2010		January 31, 2010		May 3, 2009
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	12,249	—	10,811	—	5,379

Total equity investment in affiliate	4,693	$33,924	4,693	$32,486	4,693	$27,054

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of May 2, 2010, January 31, 2010, and May 3, 2009. Our ownership percentage as of May 2, 2010, January 31, 2010, and May 3, 2009, considering all classes of stock, voting and non-voting, was 21.0%.
     Banfield’s financial data is summarized as follows (in thousands):

	May 2, 2010	January 31, 2010	May 3, 2009
Current assets	$286,783	$269,381	$206,434
Noncurrent assets	125,090	122,934	127,566
Current liabilities	263,205	247,138	217,705
Noncurrent liabilities	15,767	16,216	13,552

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Net sales	$149,308	$126,329
Gross profit	33,586	12,291
Net income	6,844	5,308
     We have a master operating agreement with Banfield which covers license fees, utilities and other cost reimbursements. We charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expenses in the Condensed Consolidated Statement of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.
     We recognized license fees, utilities and other cost reimbursements from Banfield of $8.3 million and $8.1 million during the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively. Receivables from Banfield totaled $2.6 million, $2.4 million, and $3.2 million at May 2, 2010, January 31, 2010, and May 3, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food sales are not material to our condensed consolidated financial statements.
NOTE 5 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	May 2, 2010	January 31, 2010	May 3, 2009
Total remaining gross occupancy costs	$38,703	$33,577	$32,325
Less:
Expected sublease income	(26,691)	(24,018)	(25,715)
Interest costs	(1,822)	(1,343)	(1,016)

Reserve for closed stores	$10,190	$8,216	$5,594

Current portion, included in other current liabilities	$2,982	$2,395	$1,837
Noncurrent portion, included in other noncurrent liabilities	7,208	5,821	3,757

Reserve for closed stores	$10,190	$8,216	$5,594

     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Opening balance	$8,216	$6,382

Reserve for new store closures	2,802	—
Changes in sublease assumptions	—	98
Lease terminations	—	—
Other	120	109

Charges, net	2,922	207
Payments	(948)	(995)

Ending balance	$10,190	$5,594

NOTE 6 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Basic	117,976	124,355
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,406	2,169

Diluted	120,382	126,524

     Certain stock-based compensation awards representing 2.8 million and 5.8 million shares of common stock in the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
NOTE 7 — STOCKHOLDERS’ EQUITY
      Share Purchase Program
     During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program approved by the Board of Directors in August 2007.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 9.3 million shares of common stock for $247.1 million. As of May 2, 2010, $102.9 million remained available under the $350.0 million program.
      Dividends
     On March 23, 2010, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 14, 2010 to stockholders of record on April 30, 2010.
NOTE 8 — STOCK-BASED COMPENSATION
     The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Stock options expense	$2,297	$2,217
Management equity unit expense	1,182	218
Performance share unit expense	1,568	498
Restricted stock expense	1,525	3,179

Total stock-based compensation expense, net of forfeitures	$6,572	$6,112

Tax benefit	$2,307	$2,266

     At May 2, 2010, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $58.4 million and is expected to be recognized over a weighted average period of 1.5 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per stock option, per unit or per share information):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Stock options	1,361	1,623
Weighted average fair value per stock option	$8.08	$6.65
Weighted average exercise price per stock option	$31.76	$16.69
Management equity units	248	282
Fair value per management equity unit	$33.07	$21.90
Performance share units	282	567
Weighted average fair value per performance share unit	$31.76	$16.69
Restricted stock	36	71
Weighted average fair value per share of restricted stock	$31.89	$17.45
     We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Dividend yield	1.66%	0.57%
Expected volatility	30.9%	46.3%
Risk-free interest rate	1.31%	1.15%
Expected life	5.1 years	5.3 years
Vesting period	4.0 years	4.0 years
Term	7.0 years	7.0 years
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. The ESPP allows participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. The semi-annual offering dates did not fall within the thirteen weeks ended May 2, 2010, and May 3, 2009, therefore, no shares were purchased through the ESPP during these two periods.
NOTE 9 — FOREIGN CURRENCY
     Foreign currency translation adjustments were the only component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense related to the foreign currency translation adjustments was $1.4 million and $0.8 million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively. The transaction gain included in net income was $0.7 million and $0.3 million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively.
     The impact of foreign currency translation adjustments to the carrying value of goodwill was $0.5 million and $(4.1) million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Interest paid	$15,076	$14,397
Income taxes paid, net of refunds	24,924	(1,180)
Assets acquired using capital lease obligations	14,085	11,440
Accruals and accounts payable for capital expenditures	14,822	12,231
Dividends declared but unpaid	11,833	3,783
NOTE 11 — LETTERS OF CREDIT
     We have a $350.0 million five-year revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding under our $350.0 million five-year Revolving Credit Facility as of May 2, 2010, and January 31, 2010. As of May 3, 2009, we had no borrowings and $89.3 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of May 2, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of May 3, 2009, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to this stand-alone letter of credit facility.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of May 2, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
      Advertising Purchase Commitments
     As of May 2, 2010, we had obligations to purchase $14.2 million of advertising through the remainder of 2010.
      Product Purchase Commitments
     As of May 2, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
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

     Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement. Upon expiration of the prescribed appeal process these cases should be resolved, and we continue to believe they will not have a material adverse impact on our consolidated financial statements.
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
•	A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.

•	The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

•	Comparable store sales growth may decrease as stores grow older. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

•	We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.

•	Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings and store closures.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•	A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

•	Failure to successfully manage our inventory could harm our business.

•	If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

•	If we fail to protect the integrity and security of customer and associate information, we could be exposed to litigation and our business could be adversely impacted.

•	The disruption of the relationship with or the loss of any of our key vendors, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, the inability of our vendors to provide quality products in a timely or cost-effective manner, or risks associated with the suppliers from whom products are sourced, could harm our business.

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Food safety, quality and health concerns could affect our business.

•	We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could impact our financial results.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Failure to obtain commercial insurance at acceptable prices or failure to adequately reserve for self-insured exposures might have a negative impact on our business.

•	Pending legislation, weather, catastrophic events, disease, or other factors, could disrupt our operations, supply chain and the supply of small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions, may impact our operations, sales, financial results and market price of our common stock.

•	Continued volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit and the financial soundness of our suppliers.

•	Our operating and financial performance in any given period may differ from the guidance we have provided to the public.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended January 31, 2010, filed with the Securities and Exchange Commission on March 25, 2010, which is incorporated herein by reference.

Overview
     Based on our 2009 net sales of $5.3 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of May 2, 2010, we operated 1,160 stores, and we anticipate opening 23 to 26 net new stores during the remainder of 2010. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of value-added pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of May 2, 2010, we operated 165 PetsHotels, and we anticipate opening 14 additional PetsHotels during the remainder of 2010.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of May 2, 2010, 762 of our stores included full service veterinary hospitals. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 750 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the recent changes in the macroeconomy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, that we believe cannot easily be duplicated. Additionally, we have been able to generate cash flow from operations sufficient to meet our financing needs and continue to have access to our Revolving Credit Facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 24.3% to $0.46, on net income of $55.6 million, for the thirteen weeks ended May 2, 2010, compared to diluted earnings per common share of $0.37 on net income of $46.3 million for the thirteen weeks ended May 3, 2009.

•	Net sales increased 5.1% to $1.4 billion for the thirteen weeks ended May 2, 2010, compared to $1.3 billion for the thirteen weeks ended May 3, 2009. This increase included $8.3 million of other revenue from license fees, utilities, and specific operating expenses charged to Banfield during the thirteen weeks ended May 2, 2010.

•	Comparable store sales, or sales in stores open at least one year, increased 2.8% for the thirteen weeks ended May 2, 2010. The increase in net sales was partially impacted by $11.8 million in favorable foreign currency fluctuations for the thirteen weeks ended May 2, 2010.

•	Services sales increased 7.3% to $153.3 million for the thirteen weeks ended May 2, 2010, compared to $142.8 million for the thirteen weeks ended May 3, 2009.

•	We ended the quarter with $288.5 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against the Revolving Credit Facility during the thirteen weeks ended May 2, 2010.

•	We purchased 3.4 million shares of our common stock for $107.1 million during the thirteen weeks ended May 2, 2010.

•	During the quarter ended May 2, 2010, we added 11 net new stores.
Critical Accounting Policies and Estimates

     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2010. We have made no significant change in our critical accounting policies since January 31, 2010.
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Net sales	100.0%	100.0%
Total cost of sales	71.0	71.6

Gross profit	29.0	28.4
Operating, general and administrative expenses	21.6	21.6

Operating income	7.4	6.8
Interest expense, net	(1.1)	(1.1)

Income before income tax expense and equity in income from investee	6.3	5.6
Income tax expense	(2.4)	(2.2)
Equity in income from investee	0.1	0.1

Net income	4.0%	3.5%

Thirteen Weeks Ended May 2, 2010, Compared to the Thirteen Weeks Ended May 3, 2009
      Net Sales
     Net sales increased $0.1 billion, or 5.1%, to $1.4 billion for the thirteen weeks ended May 2, 2010, compared to $1.3 billion for the thirteen weeks ended May 3, 2009. The increase in net sales was partially impacted by $11.8 million in favorable foreign currency fluctuations. Approximately 35% of the sales increase is due to the addition of 23 net new stores and 13 new PetsHotels since May 3, 2009, 55% of the sales increase is due to a 2.8% increase in comparable store sales for the thirteen weeks ended May 2, 2010 and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of key merchandising strategies, pricing strategies and new product offerings, partially offset by economic conditions and the slowdown in consumer spending, primarily in our hardgoods category. A decrease in the number of transactions represented (0.4)% of the comparable store sales growth in the thirteen weeks ended May 2, 2010, compared to 0.1% in the thirteen weeks ended May 3, 2009. An increase in the average sales per transaction represented 3.2% of the comparable store sales growth in the thirteen weeks ended May 2, 2010, compared to 3.8% in the thirteen weeks ended May 3, 2009.
     Services sales, included in the net sales amount discussed above, include grooming, training, boarding and day camp and increased 7.3%, or $10.5 million, to $153.3 million for the thirteen weeks ended May 2, 2010, compared to $142.8 million for the thirteen weeks ended May 3, 2009. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 23 net new stores and 13 new PetsHotels since May 3, 2009.
     Other revenue included in net sales during the thirteen weeks ended May 2, 2010 represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $8.3 million. See the Related Party Transactions discussion for further information.
      Gross Profit
     Gross profit increased to 29.0% of net sales for the thirteen weeks ended May 2, 2010, from 28.4% for the thirteen weeks ended May 3, 2009, representing an increase of 60 basis points.
     Overall merchandise margin increased 55 basis points. Merchandise margin increased 40 basis points due to improvement in rate, which was partially offset by mix. The rate improvement is the result of decreased promotional pricing and increased sales of higher margin goods within the product categories during the thirteen weeks ended May 2, 2010 relative to the thirteen weeks ended May 3, 2009. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category. Consumables merchandise sales, which includes pet food, treats, and litter, typically generate a lower gross product margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers.
     Services margin decreased 20 basis points primarily due to increased labor costs based on the mix of commissionable services.
     Recognizing the license fees and occupancy related charges to Banfield as revenue negatively impacted gross margin by approximately 20 basis points.
     Store occupancy costs included in margin decreased 35 basis points due to leveraging associated with the increase in net sales, favorable lease negotiations and decreased utility costs gained from favorable rates and energy management efficiencies.
      Operating, General and Administrative Expenses
     Operating, general and administrative expenses remained flat at 21.6% of net sales for the thirteen weeks ended May 2, 2010 and May 3, 2009, respectively.
     During the thirteen weeks ended May 2, 2010, payroll costs decreased by 35 basis points due to store labor reductions and scheduling efficiencies, while closed store costs increased 30 basis points due to the closure of three stores. The remaining 5 basis point increase was primarily due to increased insurance costs.
      Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $15.4 million during the thirteen weeks ended May 2, 2010, compared to $15.2 million for the thirteen weeks ended May 3, 2009. Included in interest expense, net was interest income of $0.1 million and $0.2 million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively.
      Income Tax Expense
     In the thirteen weeks ended May 2, 2010, the $33.8 million income tax expense represents an effective tax rate of 38.4%, compared with the thirteen weeks ended May 3, 2009, when we had income tax expense of $29.7 million, which represented an effective tax rate of 39.7%. The decrease in the effective tax rate was primarily due to tax exempt gains from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
      Equity in Income from Investee
     Our equity in income from our investment in Banfield was $1.4 million and $1.1 million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively, based on our ownership percentage in Banfield’s net income.
Liquidity and Capital Resources
      Cash Flow
     We continue to generate operating cash flow sufficient to meet our financing needs. We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $350.0 million five-year revolving credit facility, although there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $86.3 million for the thirteen weeks ended May 2, 2010, compared to $172.3 million for the thirteen weeks ended May 3, 2009. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. The primary differences between the thirteen weeks ended May 2, 2010, and May 3, 2009, were increased purchases of merchandise inventories and a decrease in current liabilities primarily as a result of decreases in tax accruals.
     Net cash used in investing activities was $29.4 million for the thirteen weeks ended May 2, 2010, compared to $32.2 million for the thirteen weeks ended May 3, 2009. Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. The primary differences between the thirteen weeks ended May 2, 2010, and May 3, 2009, were a decrease in cash paid for property and equipment as a result of the slow-down in store openings, and a decrease in proceeds from sales of equipment.
     Net cash used in financing activities was $124.6 million for the thirteen weeks ended May 2, 2010, and consisted primarily of the cash paid for treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends, offset by net proceeds from common stock issued under equity incentive plans, and proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the thirteen weeks ended May 3, 2009, was $56.8 million. The primary difference between the thirteen weeks ended May 2, 2010, and the thirteen weeks ended May 3, 2009, was an increase in cash paid for treasury stock.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 14 new stores and closed 3 stores in the thirteen weeks ended May 2, 2010. Generally, each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $125 million to $135 million for 2010, based on our plan to open 41 to 44 new stores and 17 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	May 2, 2010	May 3, 2009
Capital Expenditures:
New stores	$7,272	$15,092
Store-related projects(1)	12,064	9,071
PetsHotel(2)	1,194	3,864
Information technology	5,839	6,405
Supply chain	4,518	1,251
Other	176	245

Total capital expenditures	$31,063	$35,928

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.
Commitments and Contingencies
     As of May 2, 2010, we had obligations to purchase $14.2 million of advertising through the remainder of 2010.

     As of May 2, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
     There have been no other material changes in our contractual obligations since January 31, 2010. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 31, 2010.
Credit Facilities
     We have a $350.0 million five-year revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the credit facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding under our $350.0 million five-year Revolving Credit Facility as of May 2, 2010, and January 31, 2010. As of May 3, 2009, we had no borrowings and $89.3 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of May 2, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of May 3, 2009, we had no outstanding letters of credit under this stand-alone letter of credit facility, no restricted cash or short-term investments on deposit with the lender, and no other investments related to this stand-alone letter of credit facility.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of May 2, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the thirteen weeks ended May 2, 2010, the Board of Directors declared a quarterly cash dividend of $0.10 per share payable on May 14, 2010 to stockholders of record on April 30, 2010.
Common Stock Purchase Program
     During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program approved by the Board of Directors in August 2007.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million. Since the inception of the new share purchase authorization in June 2009, we have purchased 9.3 million shares of common stock for $247.1 million. As of May 2, 2010, $102.9 million remained available under the $350.0 million program.
Related Party Transactions
     We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 750 of our stores. Our investment consists of common and preferred stock.
     We use the equity method of accounting for our investment in Banfield. As of May 2, 2010, we owned approximately 21.4% of the voting stock and approximately 21.0% of the combined voting and non-voting stock of Banfield.
     Our equity in income from our investment in Banfield, which is recorded one month in arrears, was $1.4 million and $1.1 million for the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively.
     We have a master operating agreement with Banfield which covers license fees, utilities and other cost reimbursements. We charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.
     We recognized license fees, utilities and other cost reimbursements from Banfield of $8.3 million and $8.1 million during the thirteen weeks ended May 2, 2010, and May 3, 2009, respectively. Receivables from Banfield totaled $2.6 million, $2.4 million, and $3.2 million at May 2, 2010, January 31, 2010, and May 3, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food sales are not material to our condensed consolidated financial statements.
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
Impact of Federal Health Care Reform Legislation
     In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” The provisions of the Acts are not expected to have a significant impact to our condensed consolidated financial statements in the short term. The longer term potential impacts of the Acts to our business and the condensed consolidated financial statements are currently uncertain. We will continue to assess how the Acts apply to us and how to best have our healthcare plans meet the stated requirements.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of May 2, 2010, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2010. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 31, 2010.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 2, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 2, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 2, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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
Item 1A. Risk Factors
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 31, 2010, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 2, 2010:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
February 1, 2010, to February 28, 2010	—	—	—	$210,000,000
March 1, 2010, to April 4, 2010	3,412,000	$31.38	3,412,000	$102,900,000
April 5, 2010, to May 2, 2010	—	—	—	$102,900,000

Thirteen Weeks Ended May 2, 2010	3,412,000	$31.38	3,412,000	$102,900,000

(1)	In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012.

Item 6. Exhibits
(a) Exhibits

Exhibit 10.1	2010 Performance Share Unit Program (1)

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Quarterly Report on Form 10-Q, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

(1)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on March 26, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 28, 2010

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)