Form 10-Q
period 2010-08-01
PETSMART INC
filed 2010-08-27
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended August 1, 2010
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
Common Stock, $.0001 Par Value, 118,556,048 Shares at August 13, 2010

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of August 1, 2010, January 31, 2010, and August 2, 2009	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and twenty-six weeks ended August 1, 2010, and August 2, 2009	5
Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended August 1, 2010, and August 2, 2009	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	23
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	25
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 6. Exhibits	27
Signatures	28
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of August 1, 2010 and August 2, 2009, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods ended August 1, 2010 and August 2, 2009, and of cash flows for the twenty-six week periods ended August 1, 2010 and August 2, 2009. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 27, 2010

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	August 1,	January 31,	August 2,
	2010	2010	2009
ASSETS

Cash and cash equivalents	$239,413	$308,360	$180,656
Restricted cash	46,515	48,172	55,250
Receivables, net	54,042	52,232	58,729
Merchandise inventories	622,483	563,389	574,985
Deferred income taxes	36,805	36,805	29,334
Prepaid expenses and other current assets	92,585	57,652	89,680

Total current assets	1,091,843	1,066,610	988,634
Property and equipment, net	1,158,509	1,201,857	1,262,458
Equity investment in investee	36,043	32,486	28,591
Deferred income taxes	87,561	94,901	84,829
Goodwill	43,323	42,200	41,989
Other noncurrent assets	26,566	23,932	24,257

Total assets	$2,443,845	$2,461,986	$2,430,758

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$198,093	$212,121	$189,242
Accrued payroll, bonus and employee benefits	107,203	105,162	92,879
Accrued occupancy expenses and deferred rents	62,046	63,142	60,404
Current maturities of capital lease obligations	41,147	37,839	34,930
Other current liabilities	128,807	146,965	130,075

Total current liabilities	537,296	565,229	507,530
Capital lease obligations	534,928	533,635	553,960
Deferred rents	88,279	91,030	92,587
Other noncurrent liabilities	105,223	99,377	98,241

Total liabilities	1,265,726	1,289,271	1,252,318

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 161,487, 160,311 and 159,781 shares issued	16	16	16
Additional paid-in capital	1,181,647	1,148,228	1,127,947
Retained earnings	1,171,039	1,093,708	1,005,050
Accumulated other comprehensive income	4,091	2,369	2,178
Less: Treasury stock, at cost, 42,929, 39,517 and 34,753 shares	(1,178,674)	(1,071,606)	(956,751)

Total stockholders’ equity	1,178,119	1,172,715	1,178,440

Total liabilities and stockholders’ equity	$2,443,845	$2,461,986	$2,430,758

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Merchandise sales	$1,216,682	$1,154,593	$2,450,277	$2,339,348
Services sales	165,305	154,192	318,592	297,011
Other revenue	8,553	—	16,824	—

Net sales	1,390,540	1,308,785	2,785,693	2,636,359

Cost of merchandise sales	869,226	830,629	1,739,068	1,678,503
Cost of services sales	116,466	108,744	229,214	211,192
Cost of other revenue	8,553	—	16,824	—

Total cost of sales	994,245	939,373	1,985,106	1,889,695

Gross profit	396,295	369,412	800,587	746,664
Operating, general and administrative expenses	304,288	295,623	605,319	583,006

Operating income	92,007	73,789	195,268	163,658
Interest expense, net	(14,590)	(14,970)	(29,933)	(29,944)

Income before income tax expense and equity in income from investee	77,417	58,819	165,335	133,714
Income tax expense	(31,150)	(21,392)	(64,914)	(51,141)
Equity in income from investee	2,119	1,537	3,557	2,653

Net income	48,386	38,964	103,978	85,226
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(695)	3,688	1,722	4,892

Comprehensive income	$47,691	$42,652	$105,700	$90,118

Earnings per common share:
Basic	$0.41	$0.32	$0.88	$0.69

Diluted	$0.41	$0.31	$0.87	$0.68

Weighted average shares outstanding:
Basic	117,079	123,474	117,528	123,914
Diluted	119,423	125,504	119,917	126,102
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,978	$85,226
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	118,312	117,482
Loss on disposal of property and equipment	5,175	2,401
Stock-based compensation expense	12,973	12,124
Deferred income taxes	6,343	7,188
Equity in income from investee	(3,557)	(2,653)
Tax benefits from tax deductions in excess of the compensation cost recognized	(5,246)	(291)
Non-cash interest expense	350	1,439
Changes in other operating assets and liabilities:
Merchandise inventories	(58,276)	11,014
Other assets	(38,709)	(16,836)
Accounts payable	(6,145)	7,555
Accrued payroll, bonus and employee benefits	1,956	4,198
Other liabilities	(8,748)	23,175

Net cash provided by operating activities	128,406	252,022

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and short-term investments	1,657	(55,250)
Cash paid for property and equipment	(54,848)	(59,197)
Proceeds from sales of property and equipment	118	3,783

Net cash used in investing activities	(53,073)	(110,664)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	22,115	4,816
Minimum statutory withholding requirements	(5,105)	(3,300)
Cash paid for treasury stock	(107,068)	(49,928)
Payments of capital lease obligations	(28,256)	(18,567)
Decrease in bank overdraft	(8,140)	(14,003)
Tax benefits from tax deductions in excess of the compensation cost recognized	5,246	291
Cash dividends paid to stockholders	(23,905)	(7,599)

Net cash used in financing activities	(145,113)	(88,290)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	833	1,274

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(68,947)	54,342
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	308,360	126,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$239,413	$180,656

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is a leading specialty provider of products, services and solutions for the lifetime needs of pets. We offer a broad line of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of August 1, 2010, we operated 1,164 retail stores and had full-service veterinary hospitals in 765 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 753 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for the fair statement of results for the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 31, 2010. Differing from our presentation in our previously filed Form 10-K, we have combined the receivables, net, other noncurrent assets, and prepaid expenses and other current assets line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other assets. Further, we have combined the accrued occupancy expenses and current deferred rents, other current liabilities, deferred rents and other noncurrent liabilities line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other liabilities. Prior year amounts have been combined to conform with this condensed presentation. Finally, for the thirteen and twenty-six weeks ended August 1, 2010, Banfield license fees and operating expense reimbursements, and the related costs, have been separately presented on a gross basis as detailed in Note 4.
     Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended August 1, 2010, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2010 ends on January 30, 2011, while fiscal 2009 ended on January 31, 2010, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
NOTE 2 — DERIVATIVE FINANCIAL INSTRUMENTS
     Beginning in the thirteen weeks ended August 1, 2010, we entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We enter into the Foreign Exchange Contracts in Canada primarily to mitigate risk related to non-functional currency exposures. These Foreign Exchange Contracts are not designated as hedges, and therefore, are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value are recognized in operating, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.
     At August 1, 2010, we had Foreign Exchange Contracts outstanding with a notional amount of $5.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the associated liability related to these Foreign Exchange Contracts was $0.1 million and was included in other current liabilities at August 1, 2010. During the thirteen weeks ended August 1, 2010, we recorded $0.2 million in losses on the Foreign Exchange Contracts.
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

     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Income and Comprehensive Income. We believe it is reasonably possible that approximately $0.1 million of our current remaining unrecognized tax positions may be recognized by July 31, 2011, as a result of settlements or a lapse of the statute of limitations.
     As of August 1, 2010, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $7.8 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We generally do not materially adjust deferred tax assets as part of our interim income tax provision. During the twenty-six weeks ended August 1, 2010, changes in deferred tax assets were due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities or prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets, as appropriate. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2010.
     At August 1, 2010, accrued taxes of $22.7 million related to sales taxes and income taxes were included in other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 4 — INVESTMENTS
     We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in the stock of Banfield was as follows (in thousands):

	August 1, 2010		January 31, 2010		August 2, 2009
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	14,368	—	10,811	—	6,916

Total equity investment in affiliate	4,693	$36,043	4,693	$32,486	4,693	$28,591

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of August 1, 2010, January 31, 2010, and August 2, 2009. Our ownership percentage as of August 1, 2010, January 31, 2010, and August 2, 2009, considering all classes of stock, voting and non-voting, was 21.0%.
     Banfield’s financial data is summarized as follows (in thousands):

	August 1, 2010	January 31, 2010	August 2, 2009
Current assets	$314,625	$269,381	$233,362
Noncurrent assets	122,987	122,934	126,484
Current liabilities	278,683	247,138	235,063
Noncurrent liabilities	15,932	16,216	14,717

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net sales	$161,346	$145,820	$310,654	$272,149
Gross profit	40,334	20,634	73,920	32,925
Net income	10,096	7,316	16,940	12,624
     In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expenses in the Condensed Consolidated Statement of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.

     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.6 million and $8.5 million during the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $16.8 million and $16.6 million during the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively. Receivables from Banfield totaled $3.0 million, $2.4 million, and $4.0 million at August 1, 2010, January 31, 2010, and August 2, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.
NOTE 5 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	August 1, 2010	January 31, 2010	August 2, 2009
Total remaining gross occupancy costs	$38,059	$33,577	$36,135
Less:
Expected sublease income	(25,198)	(24,018)	(27,143)
Interest costs	(1,892)	(1,343)	(1,359)

Reserve for closed stores	$10,969	$8,216	$7,633

Current portion, included in other current liabilities	$3,153	$2,395	$2,043
Noncurrent portion, included in other noncurrent liabilities	7,816	5,821	5,590

Reserve for closed stores	$10,969	$8,216	$7,633

     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Opening balance	$10,190	$5,594	$8,216	$6,382

Reserve for new store closures	749	—	3,551	—
Changes in sublease assumptions	992	2,500	992	2,598
Lease terminations	—	—	—	—
Other	211	299	331	408

Charges, net	1,952	2,799	4,874	3,006
Payments	(1,173)	(760)	(2,121)	(1,755)

Ending balance	$10,969	$7,633	$10,969	$7,633

NOTE 6 — EARNINGS PER COMMON SHARE The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Basic	117,079	123,474	117,528	123,914
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,344	2,030	2,389	2,188

Diluted	119,423	125,504	119,917	126,102

     Certain stock-based compensation awards representing 2.6 million and 7.0 million shares of common stock in the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and 2.8 million and 6.0 million shares of common stock in the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
NOTE 7 — STOCKHOLDERS’ EQUITY
     Share Purchase Program
     During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program approved by the Board of Directors in August 2007.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.
     In June 2010, the Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaces the $350.0 million program. During the thirteen weeks ended August 1, 2010, we did not purchase any shares under this new program.
     Dividends
     During the twenty-six weeks ended August 1, 2010, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 23, 2010	$0.10	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
NOTE 8 — STOCK-BASED COMPENSATION
     The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Stock options expense	$2,135	$1,957	$4,432	$4,174
Management equity unit expense	790	373	1,972	591
Performance share unit expense	1,947	868	3,515	1,366
Restricted stock expense	1,529	2,814	3,054	5,993

Total stock-based compensation expense, net of forfeitures	$6,401	$6,012	$12,973	$12,124

Tax benefit	$2,169	$2,165	$4,476	$4,431

     At August 1, 2010, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $51.1 million and is expected to be recognized over a weighted average period of 1.5 years.
     In accordance with our equity incentive plans, we granted the following (in thousands, except per stock option, per unit or per share information):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Stock options	28	61	1,389	1,684
Weighted average fair value per stock option	$8.82	$7.25	$8.10	$6.67
Weighted average exercise price per stock option	$32.36	$22.49	$31.77	$16.91
Management equity units	—	2	248	284
Fair value per management equity unit	$—	$22.37	$31.05	$22.37

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2010		August 2, 2009		August 1, 2010		August 2, 2009
Performance share units	6		21		288		588
Weighted average fair value per performance share unit	$32.36		$22.49		$31.77		$16.90
Restricted stock	—		11		36		82
Weighted average fair value per share of restricted stock	$—		$21.96		$31.89		$18.05
We estimated the fair value of stock option grants using a lattice option pricing model. The following assumptions were used to value stock option grants:

	Thirteen Weeks Ended				Twenty-Six Weeks Ended
	August 1, 2010		August 2, 2009		August 1, 2010		August 2, 2009
Dividend yield	1.52%		1.67%		1.66%		0.61%
Expected volatility	33.4%		39.0%		31.0%		46.0%
Risk-free interest rate	1.19%		1.54%		1.31%		1.16%
Expected life	5.1	years	5.3	years	5.1	years	5.3	years
Vesting period	4.0	years	4.0	years	4.0	years	4.0	years
Term	7.0	years	7.0	years	7.0	years	7.0	years
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. The ESPP allows participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. During the thirteen weeks ended August 1, 2010, and August 2, 2009, 0.1 million shares were purchased through the ESPP.
NOTE 9 — FOREIGN CURRENCY
     Foreign currency translation adjustments were the only component of accumulated other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax (benefit) expense related to the foreign currency translation adjustments was $(0.4) million and $2.4 million for the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $1.0 million and $3.1 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively. The transaction (loss) gain included in net income was $(0.1) million and $1.1 million for the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $0.6 million and $1.4 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively.
     The impact of foreign currency translation adjustments to the carrying value of goodwill was $(0.3) million and $2.5 million for the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $1.1 million and $3.3 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009
Interest paid	$29,655	$13,583
Income taxes paid, net of refunds	109,696	39,701
Assets acquired using capital lease obligations	30,691	17,985
Accruals and accounts payable for capital expenditures	18,805	19,384
Dividends declared but unpaid	14,812	12,493
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
     We had no borrowings and $37.2 million in stand-by letter of credit issuances outstanding under our $350.0 million five-year Revolving Credit Facility as of August 1, 2010. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding. As of August 2, 2009, we had no borrowings and $34.1 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of August 1, 2010, we had $46.5 million in outstanding letters of credit under the
Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of August 2, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of August 1, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Advertising Purchase Commitments
     As of August 1, 2010, we had obligations to purchase $9.1 million of advertising through the remainder of 2010.
     Product Purchase Commitments
     As of August 1, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
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

Overview
     Based on our 2009 net sales of $5.3 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of August 1, 2010, we operated 1,164 stores, and we anticipate opening 21 to 24 net new stores during the remainder of 2010. Our stores carry a broad and deep selection of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of August 1, 2010, we operated 168 PetsHotels, and we anticipate opening 12 additional PetsHotels during the remainder of 2010.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of August 1, 2010, 765 of our stores included full service veterinary hospitals. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 753 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 12 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the continued uncertainty in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we believe cannot easily be duplicated. Additionally, we have been able to generate cash flow from operations sufficient to meet our financing needs and continue to have access to our Revolving Credit Facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 32.3% to $0.41, on net income of $48.4 million, for the thirteen weeks ended August 1, 2010, compared to diluted earnings per common share of $0.31 on net income of $39.0 million for the thirteen weeks ended August 2, 2009. Diluted earnings per common share were $0.87 and $0.68 for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively.

•	Net sales increased 6.2% to $1.4 billion for the thirteen weeks ended August 1, 2010, compared to $1.3 billion for the thirteen weeks ended August 2, 2009. This increase included $8.6 million of other revenue from license fees, utilities, and specific operating expenses charged to Banfield during the thirteen weeks ended August 1, 2010. Net sales increased 5.7% to $2.8 billion for the twenty-six weeks ended August 1, 2010, compared to $2.6 billion for the twenty-six weeks ended August 2, 2009. This increase included $16.8 million of other revenue from license fees, utilities, and specific operating expenses charged to Banfield during the twenty-six weeks ended August 1, 2010.

•	Comparable store sales, or sales in stores open at least one year, increased 4.6% and 3.7% for the thirteen and twenty-six weeks ended August 1, 2010, respectively.

•	Services sales increased 7.2% to $165.3 million for the thirteen weeks ended August 1, 2010, compared to $154.2 million for the thirteen weeks ended August 2, 2009. Services sales increased 7.3% to $318.6 million for the twenty-six weeks ended August 1, 2010, compared to $297.0 million for the twenty-six weeks ended August 2, 2009.

•	As of August 1, 2010, we had $285.9 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against the Revolving Credit Facility during the twenty-six weeks ended August 1, 2010.

•	We did not purchase any shares of our common stock during the thirteen weeks ended August 1, 2010. We purchased 3.4 million shares of our common stock for $107.1 million during the twenty-six weeks ended August 1, 2010. In June 2010, the

Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaced the $350.0 million share purchase program.

•	During the thirteen and twenty-six weeks ended August 1, 2010, we added 4 and 15 net new stores, respectively.

•	On June 16, 2010, the Board of Directors declared a dividend of $0.125 per share to stockholders of record on July 30, 2010, payable August 13, 2010.
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
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2010	August 2, 2009	August 1, 2010	August 2, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	71.5	71.8	71.3	71.7

Gross profit	28.5	28.2	28.7	28.3
Operating, general and administrative expenses	21.9	22.6	21.7	22.1

Operating income	6.6	5.6	7.0	6.2
Interest expense, net	(1.0)	(1.1)	(1.1)	(1.1)

Income before income tax expense and equity in income from investee	5.6	4.5	5.9	5.1
Income tax expense	(2.2)	(1.6)	(2.3)	(1.9)
Equity in income from investee	0.2	0.1	0.1	0.1

Net income	3.5%	3.0%	3.7%	3.2%

Thirteen Weeks Ended August 1, 2010, Compared to the Thirteen Weeks Ended August 2, 2009
     Net Sales
     Net sales increased $0.1 billion, or 6.2%, to $1.4 billion for the thirteen weeks ended August 1, 2010, compared to $1.3 billion for the thirteen weeks ended August 2, 2009. The increase in net sales was partially impacted by $5.8 million in favorable foreign currency fluctuations. Approximately 20% of the sales increase is due to the addition of 19 net new stores and 12 new PetsHotels since August 2, 2009, 70% of the sales increase is due to a 4.6% increase in comparable store sales for the thirteen weeks ended August 1, 2010, and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of merchandising and pricing strategies, as well as new product offerings. Comp transactions, which we use as a proxy for traffic, represented 0.8% of the comparable store sales growth in the thirteen weeks ended August 1, 2010, compared to (0.5)% in the thirteen weeks ended August 2, 2009. An increase in the average sales per transaction represented 3.8% of the comparable store sales growth in the thirteen weeks ended August 1, 2010, compared to 1.3% in the thirteen weeks ended August 2, 2009.
     Services sales increased 7.2%, or $11.1 million, to $165.3 million for the thirteen weeks ended August 1, 2010, compared to $154.2 million for the thirteen weeks ended August 2, 2009. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 19 net new stores and 12 new PetsHotels since August 2, 2009.
     Other revenue included in net sales during the thirteen weeks ended August 1, 2010, represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $8.6 million. See the Related Party Transactions discussion for further information.

     Gross Profit
     Gross profit increased 30 basis points to 28.5% of net sales for the thirteen weeks ended August 1, 2010, from 28.2% for the thirteen weeks ended August 2, 2009.
     Overall merchandise margin decreased 30 basis points. Merchandise margin was pressured by the high volume of flea and tick product sales during the quarter which corresponds with the peak flea and tick season. Although sales of these industry leading flea and tick products provided an incremental benefit to the gross margin dollars, our merchandise margin was negatively impacted. The flea and tick margin, net of shrink, was slightly higher than our average consumables margin, but significantly less than our average merchandise margin. The planned resets of the rawhide and live goods areas of the stores further pressured the merchandise margin.
     Store occupancy and warehouse and distribution costs included in gross margin provided benefits of 50 basis points and 25 basis points, respectively, due to leveraging associated with the increase in net sales for the thirteen weeks ended August 1, 2010.
     Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by approximately 20 basis points.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased to 21.9% of net sales for the thirteen weeks ended August 1, 2010, from 22.6% for the thirteen weeks ended August 2, 2009.
     The 70 basis points of leverage primarily resulted from lower store related expenses as a percentage of net sales. This was partially offset by increased costs for incentive compensation associated with better than expected financial results, as well as increased marketing efforts and debit card fee rates.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $14.8 million during the thirteen weeks ended August 1, 2010, compared to $15.1 million for the thirteen weeks ended August 2, 2009. Included in interest expense, net was interest income of $0.2 million for the thirteen weeks ended August 1, 2010, and August 2, 2009.
     Income Tax Expense
     For the thirteen weeks ended August 1, 2010, income tax expense was $31.2 million, an effective tax rate of 40.2%, compared with $21.4 million for the thirteen weeks ended August 2, 2009, an effective tax rate of 36.4%. The increase in the effective tax rate was primarily due to non-deductible losses from invested assets to fund our deferred compensation plan and increases to certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in Banfield was $2.1 million and $1.5 million for the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, based on our ownership percentage in Banfield.
Twenty-Six Weeks Ended August 1, 2010, Compared to the Twenty-Six Weeks Ended August 2, 2009
     Net Sales
     Net sales increased $0.2 billion, or 5.7%, to $2.8 billion for the twenty-six weeks ended August 1, 2010, compared to $2.6 billion for the twenty-six weeks ended August 2, 2009. The increase in net sales was partially impacted by $17.6 million in favorable foreign currency fluctuations. Approximately 25% of the sales increase is due to the addition of 19 net new stores and 12 new PetsHotels since August 2, 2009, 65% of the sales increase is due to a 3.7% increase in comparable store sales for the twenty-six weeks ended August 1, 2010 and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of merchandising strategies, pricing strategies and new product offerings. Comp transactions, which we use as a proxy for traffic, represented 0.2% of the comparable store sales growth in the twenty-six weeks ended August 1, 2010, compared to (0.2)% in the twenty-six weeks ended August 2, 2009. An increase in the average sales per transaction represented 3.5% of the comparable store sales growth in the twenty-six weeks ended August 1, 2010, compared to 2.6% in the twenty-six weeks ended August 2, 2009.
     Services sales increased 7.3%, or $21.6 million, to $318.6 million for the twenty-six weeks ended August 1, 2010, compared to $297.0 million for the twenty-six weeks ended August 2, 2009. The increase in services sales is primarily due to continued strong demand for our grooming services and the addition of 19 net new stores and 12 new PetsHotels since August 2, 2009.
     Other revenue included in net sales during the twenty-six weeks ended August 1, 2010, represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $16.8 million. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased 40 basis points to 28.7% of net sales for the twenty-six weeks ended August 1, 2010, from 28.3% for the twenty-six weeks ended August 2, 2009.
     Merchandise margin increased 10 basis points as we anniversary various price reductions, hardgoods promotions and broad category promotions to drive additional customer traffic during the twenty-six weeks ended August 2, 2009. Our consumables sales continued to outpace the sales growth of our higher margin hardgoods category during the twenty-six weeks ended August 1, 2010. Consumables merchandise sales, which includes pet food, treats and litter, typically generate a lower gross product margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. The addition of industry leading flea and tick products negatively impacted our merchandise margin rate despite providing an incremental benefit to the gross margin dollars. The flea and tick margin, net of shrink, was slightly higher than our average consumables margin, but significantly less than our average merchandise margin. The planned resets of the rawhide and live goods areas of the stores further pressured the merchandise margin.
     Services margin was unfavorable by 10 basis points due to the sales increase as a percentage of net sales. Services sales generate lower gross margins than merchandise sales as we include service-related labor in cost of sales; however, services generate higher operating margins than product sales.
     Store occupancy costs included in gross margin provided 40 basis points of improvement due to leveraging associated with the increase in net sales, favorable lease negotiations and lower utility costs. Warehouse and distribution costs included in gross margin provided a benefit of 15 basis points due to leveraging associated with the increase in net sales for the thirteen weeks ended August 1, 2010.
     Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by approximately 15 basis points.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased to 21.7% of net sales for the twenty-six weeks ended August 1, 2010, from 22.1% for the twenty-six weeks ended August 2, 2009.
     During the twenty-six weeks ended August 1, 2010, lower store related expenses as a percentage of net sales provided 50 basis points of benefit.

     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $30.2 million during the twenty-six weeks ended August 1, 2010, compared to $30.3 million for the twenty-six weeks ended August 2, 2009. Included in interest expense, net was interest income of $0.3 million and $0.4 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively.
     Income Tax Expense
     For the twenty-six weeks ended August 1, 2010, income tax expense was $64.9 million, an effective tax rate of 39.3%, compared with $51.1 million the twenty-six weeks ended August 2, 2009, an effective tax rate of 38.2%. The increase in the effective tax rate was primarily due to non-deductible losses from invested assets to fund our deferred compensation plan and increases to certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in Banfield was $3.6 million and $2.7 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively, based on our ownership percentage in Banfield.
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
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Net cash provided by operating activities was $128.4 million for the twenty-six weeks ended August 1, 2010, compared to $252.0 million for the twenty-six weeks ended August 2, 2009. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. The primary differences between the twenty-six weeks ended August 1, 2010, and August 2, 2009, were increased purchases of merchandise inventories and prepayment of income taxes.
     Net cash used in investing activities was $53.1 million for the twenty-six weeks ended August 1, 2010, compared to $110.7 million for the twenty-six weeks ended August 2, 2009. Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. The primary differences between the twenty-six weeks ended August 1, 2010, and August 2, 2009, resulted from an increase in restricted cash during the twenty-six weeks ended August 2, 2009.
     Net cash used in financing activities was $145.1 million for the twenty-six weeks ended August 1, 2010, and consisted primarily of the cash paid for treasury stock, a decrease in our bank overdraft, payments on capital lease obligations, payments of cash dividends, offset by net proceeds from common stock issued under equity incentive plans, and proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the twenty-six weeks ended August 2, 2009, was $88.3 million. The primary differences between the twenty-six weeks ended August 1, 2010, and August 2, 2009, were an increase in cash paid for treasury stock and an increase in dividends paid to stockholders.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 19 new stores and closed 4 stores in the twenty-six weeks ended August 1, 2010. Generally, each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $125 million to $135 million for 2010, based on our plan to open 36 to 39 new stores and 18 new PetsHotels, to invest in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Twenty-six Weeks Ended
	August 1, 2010	August 2, 2009
Capital Expenditures:
New stores	$16,809	$17,803
Store-related projects(1)	19,690	20,828
PetsHotel(2)	4,240	3,913
Information technology	10,239	8,435
Supply chain	3,651	7,991
Other	219	227

Total capital expenditures	$54,848	$59,197

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.
Commitments and Contingencies
     As of August 1, 2010, we had obligations to purchase $9.1 million of advertising through the remainder of 2010.
     As of August 1, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
     Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material, current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.
     We have not had any other material changes in our contractual obligations since January 31, 2010. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 31, 2010.
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
     We had no borrowings and $37.2 million in stand-by letter of credit issuances outstanding under our $350.0 million five-year Revolving Credit Facility as of August 1, 2010. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding. As of August 2, 2009, we had no borrowings and $34.1 million in stand-by letter of credit issuances outstanding.

     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of August 1, 2010, we had $46.5 million in outstanding letters of credit under the
Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of August 2, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of August 1, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Common Stock Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the twenty-six weeks ended August 1, 2010, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 23, 2010	$0.10	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
Common Stock Purchase Program
     During the thirteen weeks ended May 3, 2009, we purchased 1.2 million shares of common stock for $25.0 million, completing the $300.0 million program approved by the Board of Directors in August 2007.
     In June 2009, the Board of Directors approved a new share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.
     In June 2010, the Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaces the $350.0 million program. During the thirteen weeks ended August 1, 2010, we did not purchase any shares under this new program.
Related Party Transactions
     We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 753 of our stores. We use the equity method of accounting for our investment in Banfield. Our investment consists of common and preferred stock. As of August 1, 2010, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.
     Our equity in income from our investment in Banfield, which is recorded one month in arrears, was $2.1 million and $1.5 million for the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $3.6 million and $2.7 million for the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively.

     In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.6 million and $8.5 million during the thirteen weeks ended August 1, 2010, and August 2, 2009, respectively, and $16.8 million and $16.6 million during the twenty-six weeks ended August 1, 2010, and August 2, 2009, respectively. Receivables from Banfield totaled $3.0 million, $2.4 million, and $4.0 million at August 1, 2010, January 31, 2010, and August 2, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food sales are not material to our condensed consolidated financial statements.
Seasonality and Inflation
     Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful, and that these comparisons cannot be relied upon as indicators of future performance. Controllable expenses could fluctuate from quarter-to-quarter in a year. Since our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.
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
     As of August 1, 2010, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2010. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 31, 2010.

Item 4.	Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 1, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended August 1, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of August 1, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended August 1, 2010:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
May 3, 2010, to May 30, 2010	—	—	—	$102,900,000
May 31, 2010, to July 4, 2010	—	—	—	$400,000,000
July 5, 2010, to August 1, 2010	—	—	—	$400,000,000

Thirteen Weeks Ended August 1, 2010	—	—	—	$400,000,000

(1)	In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaced the previously authorized $350.0 million program.

Item 6.	Exhibits
(a) Exhibits

Exhibit 10.1 (1)	Executive Short Term Incentive Plan.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB **	XBRL Taxonomy Extension Labels

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition

(1)	Incorporated by reference from Appendix A to PetSmart, Inc.’s definitive proxy statement for the 2010 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 3, 2010.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: August 27, 2010

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)