Form 10-Q
period 2010-10-31
PETSMART INC
filed 2010-11-24
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Thirteen Weeks Ended October 31, 2010
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ___to ___
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
Common Stock, $.0001 Par Value, 117,604,890 Shares at November 12, 2010

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of October 31, 2010, January 31, 2010, and November 1, 2009	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and thirty-nine weeks ended October 31, 2010, and November 1, 2009	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 31, 2010, and November 1, 2009	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	24
Signatures	25
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of October 31, 2010 and November 1, 2009, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods ended October 31, 2010 and November 1, 2009, and of cash flows for the thirty-nine week periods ended October 31, 2010 and November 1, 2009. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
November 24, 2010

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	October 31,	January 31,	November 1,
	2010	2010	2009
ASSETS

Cash and cash equivalents	$235,407	$308,360	$185,215
Restricted cash	46,515	48,172	55,250
Receivables, net	43,108	52,232	52,144
Merchandise inventories	687,825	563,389	608,274
Deferred income taxes	36,805	36,805	29,333
Prepaid expenses and other current assets	91,822	57,652	88,126

Total current assets	1,141,482	1,066,610	1,018,342
Property and equipment, net	1,150,286	1,201,857	1,225,116
Equity investment in investee	38,691	32,486	30,865
Deferred income taxes	86,199	94,901	83,631
Goodwill	43,555	42,200	41,882
Other noncurrent assets	29,140	23,932	24,192

Total assets	$2,489,353	$2,461,986	$2,424,028

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$201,564	$212,121	$179,709
Accrued payroll, bonus and employee benefits	125,563	105,162	103,526
Accrued occupancy expenses and deferred rents	67,606	63,142	65,495
Current maturities of capital lease obligations	43,503	37,839	36,151
Other current liabilities	155,655	146,965	126,745

Total current liabilities	593,891	565,229	511,626
Capital lease obligations	528,270	533,635	545,226
Deferred rents	87,479	91,030	91,695
Other noncurrent liabilities	107,078	99,377	97,225

Total liabilities	1,316,718	1,289,271	1,245,772

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 162,042, 160,311 and 160,048 shares issued	16	16	16
Additional paid-in capital	1,201,158	1,148,228	1,137,132
Retained earnings	1,201,957	1,093,708	1,030,753
Accumulated other comprehensive income	4,478	2,369	2,053
Less: Treasury stock, at cost, 44,543, 39,517 and 36,471 shares	(1,234,974)	(1,071,606)	(991,698)

Total stockholders’ equity	1,172,635	1,172,715	1,178,256

Total liabilities and stockholders’ equity	$2,489,353	$2,461,986	$2,424,028

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Merchandise sales	$1,230,911	$1,157,647	$3,681,188	$3,496,995
Services sales	148,282	136,703	466,874	433,714
Other revenue	8,877	—	25,701	—

Net sales	1,388,070	1,294,350	4,173,763	3,930,709

Cost of merchandise sales	880,556	837,875	2,619,624	2,516,378
Cost of services sales	109,652	100,299	338,866	311,491
Cost of other revenue	8,877	—	25,701	—

Total cost of sales	999,085	938,174	2,984,191	2,827,869

Gross profit	388,985	356,176	1,189,572	1,102,840
Operating, general and administrative expenses	305,345	284,896	910,664	867,902

Operating income	83,640	71,280	278,908	234,938
Interest expense, net	(14,289)	(15,031)	(44,222)	(44,975)

Income before income tax expense and equity in income from investee	69,351	56,249	234,686	189,963
Income tax expense	(26,386)	(20,453)	(91,300)	(71,594)
Equity in income from investee	2,648	2,274	6,205	4,927

Net income	45,613	38,070	149,591	123,296
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	387	(125)	2,109	4,767

Comprehensive income	$46,000	$37,945	$151,700	$128,063

Earnings per common share:
Basic	$0.39	$0.31	$1.27	$1.00

Diluted	$0.38	$0.31	$1.25	$0.98

Weighted average shares outstanding:
Basic	116,943	121,661	117,333	123,163
Diluted	119,360	123,781	119,771	125,396
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 31, 2010	November 1, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$149,591	$123,296
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,221	177,001
Loss on disposal of property and equipment	6,104	3,937
Stock-based compensation expense	21,316	18,485
Deferred income taxes	7,456	8,388
Equity in income from investee	(6,205)	(4,927)
Tax benefits from tax deductions in excess of the compensation cost recognized	(7,063)	(1,939)
Non-cash interest expense	234	853
Changes in other operating assets and liabilities:
Merchandise inventories	(123,503)	(21,889)
Other assets	(29,936)	(9,494)
Accounts payable	(16,929)	3,330
Accrued payroll, bonus and employee benefits	20,233	14,794
Other liabilities	15,542	31,538

Net cash provided by operating activities	213,061	343,373

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease (increase) in restricted cash and short-term investments	1,657	(55,250)
Cash paid for property and equipment	(88,811)	(86,957)
Proceeds from sales of property and equipment	164	3,867

Net cash used in investing activities	(86,990)	(138,340)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	33,810	7,252
Minimum statutory withholding requirements	(5,410)	(3,373)
Cash paid for treasury stock	(163,368)	(84,875)
Payments of capital lease obligations	(39,663)	(28,660)
Increase (decrease) in bank overdraft	6,081	(19,682)
Tax benefits from tax deductions in excess of the compensation cost recognized	7,063	1,939
Cash dividends paid to stockholders	(38,716)	(20,101)

Net cash used in financing activities	(200,203)	(147,500)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,179	1,368

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(72,953)	58,901
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	308,360	126,314

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$235,407	$185,215

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad line of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of October 31, 2010, we operated 1,172 retail stores and had full-service veterinary hospitals in 765 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 754 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 11 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim financial information. Accordingly, they do not include all information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for the fair statement of results for the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 31, 2010. Differing from our presentation in our previously filed Form 10-K, we have combined the receivables, net, other noncurrent assets, and prepaid expenses and other current assets line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other assets. Further, we have combined the accrued occupancy expenses and current deferred rents, other current liabilities, deferred rents and other noncurrent liabilities line items in the Condensed Consolidated Statements of Cash Flows into a single line item called other liabilities. Prior year amounts have been combined to conform to this condensed presentation. Finally, for the thirteen and thirty-nine weeks ended October 31, 2010, Banfield license fees and operating expense reimbursements, and the related costs, have been separately presented on a gross basis as detailed in Note 4.
     Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended October 31, 2010, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2010 ends on January 30, 2011, while fiscal 2009 ended on January 31, 2010, both of which are 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
NOTE 2 — DERIVATIVE FINANCIAL INSTRUMENTS
     We use foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We enter into the Foreign Exchange Contracts in Canada primarily to mitigate risk related to non-functional currency exposures. These Foreign Exchange Contracts are not designated as hedges and are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value are recognized in operating, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income.
     At October 31, 2010, we had Foreign Exchange Contracts outstanding with a notional amount of $5.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the liability related to these Foreign Exchange Contracts included in other current liabilities was immaterial at October 31, 2010. During the thirteen and thirty-nine weeks ended October 31, 2010, we recorded $0.1 million and $0.3 million in losses on the Foreign Exchange Contracts, respectively. We did not enter into Foreign Exchange Contracts during 2009.
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
     We recognize accrued interest and penalties related to unrecognized tax benefits as a component of income tax expense in the Condensed Consolidated Statements of Income and Comprehensive Income. We believe it is reasonably possible that approximately

$0.4 million of our current remaining unrecognized tax positions may be recognized by October 31, 2011, as a result of settlements or a lapse of the statute of limitations.
     As of October 31, 2010, our gross tax liabilities associated with uncertain tax positions, excluding interest and penalties, were $7.8 million. Based on the uncertainties associated with the settlement of these types of items, we are unable to make reasonably reliable estimates of potential cash settlements, if any, with taxing authorities.
     We generally do not materially adjust deferred tax assets as part of our interim income tax provision. During the thirty-nine weeks ended October 31, 2010, changes in deferred tax assets were due to tax benefits related to stock-based compensation and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities or prepaid expenses and other current assets in the Condensed Consolidated Balance Sheets, as appropriate. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. As a result, a reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2010.
     At October 31, 2010, accrued taxes of $32.0 million related to sales taxes and income taxes were included in other current liabilities in the Condensed Consolidated Balance Sheets.
NOTE 4 — INVESTMENTS
     We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in the stock of Banfield was as follows (in thousands):

	October 31, 2010		January 31, 2010		November 1, 2009
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from investee	—	17,016	—	10,811	—	9,190

Total equity investment in affiliate	4,693	$38,691	4,693	$32,486	4,693	$30,865

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of October 31, 2010, January 31, 2010, and November 1, 2009. Our ownership percentage as of October 31, 2010, January 31, 2010, and November 1, 2009, considering all classes of stock, voting and non-voting, was 21.0%.
     Banfield’s financial data is summarized as follows (in thousands):

	October 31, 2010	January 31, 2010	November 1, 2009
Current assets	$349,507	$269,381	$265,973
Noncurrent assets	121,975	122,934	126,798
Current liabilities	301,705	247,138	256,274
Noncurrent liabilities	14,172	16,216	15,603

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net sales	$162,011	$149,924	$472,665	$422,073
Income from operations	21,696	18,036	50,342	39,675
Net income	12,609	10,821	29,549	23,445
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
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.9 million and $8.5 million during the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $25.7 million and $25.2 million during the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively. Receivables from Banfield totaled $2.9 million, $2.4 million, and $3.4 million at October 31, 2010, January 31, 2010, and November 1, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.
NOTE 5 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	October 31, 2010	January 31, 2010	November 1, 2009
Total remaining gross occupancy costs	$35,740	$33,577	$35,049
Less:
Expected sublease income	(23,916)	(24,018)	(25,530)
Interest costs	(1,708)	(1,343)	(1,457)

Reserve for closed stores	$10,116	$8,216	$8,062

Current portion, included in other current liabilities	$3,200	$2,395	$1,922
Noncurrent portion, included in other noncurrent liabilities	6,916	5,821	6,140

Reserve for closed stores	$10,116	$8,216	$8,062

     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Opening balance	$10,969	$7,633	$8,216	$6,382

Reserve for new store closures	155	1,025	3,706	1,025
Changes in sublease assumptions	—	1,145	992	3,743
Lease terminations	—	(565)	—	(565)
Other	190	203	521	611

Charges, net	345	1,808	5,219	4,814
Payments	(1,198)	(1,379)	(3,319)	(3,134)

Ending balance	$10,116	$8,062	$10,116	$8,062

NOTE 6 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Basic	116,943	121,661	117,333	123,163
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,417	2,120	2,438	2,233

Diluted	119,360	123,781	119,771	125,396

     Certain stock-based compensation awards representing 2.5 million and 3.7 million shares of common stock in the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and 2.2 million and 6.0 million shares of common stock in the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
NOTE 7 — STOCKHOLDERS’ EQUITY
     Share Purchase Program

     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.
     In June 2010, the Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended October 31, 2010, we purchased 1.6 million shares of common stock for $56.3 million under the June 2010 share purchase program. As of October 31, 2010, $343.7 million remained available under the $400.0 million program.
     Dividends
     During the thirty-nine weeks ended October 31, 2010, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	Per Share	Record Date	Paid
March 23, 2010	$0.100	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
September 29, 2010	$0.125	October 29, 2010	November 12, 2010
NOTE 8 — STOCK-BASED COMPENSATION
     The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Stock options expense	$2,533	$2,051	$6,965	$6,225
Management equity unit expense	1,912	418	3,884	1,009
Performance share unit expense	2,061	955	5,576	2,321
Restricted stock expense	1,837	2,937	4,891	8,930

Total stock-based compensation expense, net of forfeitures	$8,343	$6,361	$21,316	$18,485

Tax benefit	$2,954	$2,165	$7,430	$6,596

     At October 31, 2010, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $46.0 million and is expected to be recognized over a weighted average period of 1.3 years. During the thirteen weeks ended October 31, 2010, there were no grants issued under our equity incentive plans.
Employee Stock Purchase Plan
     We have an Employee Stock Purchase Plan, or “ESPP,” that allows employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. The ESPP allows participants to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. During the thirteen weeks ended October 31, 2010, and November 1, 2009, no shares were purchased through the ESPP. During the thirty-nine weeks ended October 31, 2010, and November 1, 2009, 0.1 million shares were purchased through the ESPP.
NOTE 9 — FOREIGN CURRENCY
     Foreign currency translation adjustments were the only component of accumulated other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $248 thousand and $(80) thousand for the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $1.2 million and $3.0 million for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively. The transaction (loss) gain included in net income was $(9) thousand and $262 thousand for the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $(0.7) million and $(1.2) million for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively.

     The impact of foreign currency translation adjustments to the carrying value of goodwill was $0.2 million and $(0.1) million for the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $1.4 million and $3.2 million for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009
Interest paid	$44,177	$44,539
Income taxes paid, net of refunds	121,814	60,128
Assets acquired using capital lease obligations	37,331	18,274
Accruals and accounts payable for capital expenditures	28,359	14,081
Dividends declared but unpaid	14,695	12,358
NOTE 11 — LETTERS OF CREDIT
     We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at the bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our $350.0 million Revolving Credit Facility as of October 31, 2010. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding, and as of November 1, 2009, we had no borrowings and $32.4 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of October 31, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of November 1, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of October 31, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Advertising Purchase Commitments
     As of October 31, 2010, we had obligations to purchase $8.7 million of advertising through the remainder of 2010, and $14.2 million in 2011.
     Product Purchase Commitments
     As of October 31, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

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

Overview
     Based on our 2009 net sales of $5.3 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of October 31, 2010, we operated 1,172 stores, and we anticipate opening 13 to 16 net new stores during the remainder of 2010. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of October 31, 2010, we operated 172 PetsHotels, and we anticipate opening 8 additional PetsHotels during the remainder of 2010.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of October 31, 2010, 765 of our stores included full service veterinary hospitals. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 754 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 11 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the continued uncertainty in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we believe cannot easily be duplicated. Additionally, we believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future and we continue to have access to our Revolving Credit Facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 22.6% to $0.38, on net income of $45.6 million, for the thirteen weeks ended October 31, 2010, compared to diluted earnings per common share of $0.31 on net income of $38.1 million for the thirteen weeks ended November 1, 2009. Diluted earnings per common share were $1.25 and $0.98 for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively.

•	Net sales increased 7.2% to $1.4 billion for the thirteen weeks ended October 31, 2010, compared to $1.3 billion for the thirteen weeks ended November 1, 2009. This increase included $8.9 million of other revenue from license fees, utilities and specific operating expenses charged to Banfield during the thirteen weeks ended October 31, 2010. Net sales increased 6.2% to $4.2 billion for the thirty-nine weeks ended October 31, 2010, compared to $3.9 billion for the thirty-nine weeks ended November 1, 2009. This increase included $25.7 million of other revenue from license fees, utilities and specific operating expenses charged to Banfield during the thirty-nine weeks ended October 31, 2010.

•	Comparable store sales, or sales in stores open at least one year, increased 5.6% and 4.3% for the thirteen and thirty-nine weeks ended October 31, 2010, respectively.

•	Services sales increased 8.5% to $148.3 million for the thirteen weeks ended October 31, 2010, compared to $136.7 million for the thirteen weeks ended November 1, 2009. Services sales increased 7.6% to $466.9 million for the thirty-nine weeks ended October 31, 2010, compared to $433.7 million for the thirty-nine weeks ended November 1, 2009.

•	As of October 31, 2010, we had $281.9 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against the Revolving Credit Facility during the thirty-nine weeks ended October 31, 2010.

•	We purchased 1.6 million and 5.0 million shares of our common stock for $56.3 million and $163.4 million during the thirteen and thirty-nine weeks ended October 31, 2010, respectively.

•	During the thirteen and thirty-nine weeks ended October 31, 2010, we added 8 and 23 net new stores, respectively.

Critical Accounting Policies and Estimates
     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 31, 2010. We have made no significant changes to our critical accounting policies since January 31, 2010.
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009	October 31, 2010	November 1, 2009
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	72.0	72.5	71.5	71.9

Gross profit	28.0	27.5	28.5	28.1
Operating, general and administrative expenses	22.0	22.0	21.8	22.1

Operating income	6.0	5.5	6.7	6.0
Interest expense, net	(1.0)	(1.2)	(1.1)	(1.1)

Income before income tax expense and equity in income from investee	5.0	4.3	5.6	4.8
Income tax expense	(1.9)	(1.6)	(2.2)	(1.8)
Equity in income from investee	0.2	0.2	0.1	0.1

Net income	3.3%	2.9%	3.6%	3.1%

Thirteen Weeks Ended October 31, 2010, Compared to the Thirteen Weeks Ended November 1, 2009
     Net Sales
     Net sales increased $0.1 billion, or 7.2%, to $1.4 billion for the thirteen weeks ended October 31, 2010, compared to $1.3 billion for the thirteen weeks ended November 1, 2009. The increase in net sales was partially impacted by $3.1 million in favorable foreign currency fluctuations. Approximately 15% of the sales increase is due to the addition of 23 net new stores and 11 new PetsHotels since November 1, 2009, 75% of the sales increase is due to a 5.6% increase in comparable store sales for the thirteen weeks ended October 31, 2010, and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of merchandising and pricing strategies, as well as new product offerings. Comparable store transactions, which we use as a proxy for traffic, represented 3.6% of the comparable store sales growth in the thirteen weeks ended October 31, 2010, compared to (0.9)% in the thirteen weeks ended November 1, 2009. An increase in the average sales per transaction represented 2.0% of the comparable store sales growth in the thirteen weeks ended October 31, 2010, compared to 1.2% in the thirteen weeks ended November 1, 2009.
     Services sales increased 8.5%, or $11.6 million, to $148.3 million for the thirteen weeks ended October 31, 2010, compared to $136.7 million for the thirteen weeks ended November 1, 2009. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 23 net new stores and 11 new PetsHotels since November 1, 2009.
     Other revenue included in net sales during the thirteen weeks ended October 31, 2010, represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, which comprised 0.6% of net sales, or $8.9 million. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased 50 basis points to 28.0% of net sales for the thirteen weeks ended October 31, 2010, from 27.5% for the thirteen weeks ended November 1, 2009.
     Overall merchandise margin increased 25 basis points. We experienced rate improvement within the merchandise categories that was partially offset by the continuation of high volume flea and tick sales. The flea and tick margin, net of shrink, was slightly higher than our average consumables margin, but significantly less than our average merchandise margin. Consumables merchandise sales, which includes pet food, treats and litter, typically generate a lower gross product margin as compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers.
     The services contribution to gross margin was flat. Store occupancy and warehouse and distribution costs included in gross margin provided benefits of 30 basis points and 15 basis points, respectively, due to leveraging associated with the increase in net sales for the thirteen weeks ended October 31, 2010.
     Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by approximately 20 basis points.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses remained flat as a percentage of net sales for the thirteen weeks ended October 31, 2010, compared to the thirteen weeks ended November 1, 2009.
     For the thirteen weeks ended October 31, 2010, operating, general and administrative expenses were $305.3 million compared to $284.9 million for the thirteen weeks ended November 1, 2009. The primary reasons for the year over year increase include increases in costs for incentive compensation associated with better than expected financial results, higher bank fees associated with increases in debit card rates and higher claims expense for health insurance.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $14.5 million during the thirteen weeks ended October 31, 2010, compared to $15.1 million for the thirteen weeks ended November 1, 2009. Included in interest expense, net was interest income of $0.2 million for the thirteen weeks ended October 31, 2010, compared to $0.1 million for the thirteen weeks ended November 1, 2009.
     Income Tax Expense
     For the thirteen weeks ended October 31, 2010, income tax expense was $26.4 million, an effective tax rate of 38.0%, compared with $20.5 million for the thirteen weeks ended November 1, 2009, an effective tax rate of 36.4%. The increase in the effective tax rate was primarily due to fluctuations in liabilities accrued for uncertain tax positions. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in Banfield was $2.6 million and $2.3 million for the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, based on our ownership percentage in Banfield.
Thirty-nine Weeks Ended October 31, 2010, Compared to the Thirty-nine Weeks Ended November 1, 2009
     Net Sales
     Net sales increased $0.24 billion, or 6.2%, to $4.17 billion for the thirty-nine weeks ended October 31, 2010, compared to $3.93 billion for the thirty-nine weeks ended November 1, 2009. The increase in net sales was partially impacted by $20.6 million in favorable foreign currency fluctuations. Approximately 20% of the sales increase is due to the addition of 23 net new stores and 11 new PetsHotels since November 1, 2009, 70% of the sales increase is due to a 4.3% increase in comparable store sales for the thirty-nine weeks ended October 31, 2010 and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of merchandising strategies, pricing strategies and new product offerings. Comparable store transactions, which we use as a proxy for traffic, represented 1.3% of the comparable store sales growth in the thirty-nine weeks ended October 31, 2010, compared to (0.5)% in the thirty-nine weeks ended November 1, 2009. An increase in the average sales per transaction represented 3.0% of the comparable store sales growth in the thirty-nine weeks ended October 31, 2010, compared to 2.1% in the thirty-nine weeks ended November 1, 2009.
     Services sales increased 7.6%, or $33.2 million, to $466.9 million for the thirty-nine weeks ended October 31, 2010, compared to $433.7 million for the thirty-nine weeks ended November 1, 2009. The increase in services sales is primarily due to continued strong demand for our grooming services and the addition of 23 net new stores and 11 new PetsHotels since November 1, 2009.

     Other revenue included in net sales during the thirty-nine weeks ended October 31, 2010, represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, which comprised 0.6% of net sales, or $25.7 million. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased 40 basis points to 28.5% of net sales for the thirty-nine weeks ended October 31, 2010, from 28.1% for the thirty-nine weeks ended November 1, 2009.
     Merchandise margin increased 10 basis points as we anniversary various price reductions, hardgoods promotions and broad category promotions to drive additional customer traffic during the thirty-nine weeks ended October 31, 2010. Our hardgoods sales outpaced the sales growth of our consumables category during the thirty-nine weeks ended October 31, 2010, primarily due to the addition of the flea and tick product line The flea and tick margin, net of shrink, was slightly higher than our average consumables margin, but significantly less than our average merchandise margin. The planned resets of the rawhide and live goods areas of the stores further pressured the merchandise margin.
     Services negatively contributed to gross margin by 10 basis points. Store occupancy costs included in gross margin provided 40 basis points of improvement due to leveraging associated with the increase in net sales, favorable lease negotiations and lower utility costs. Warehouse and distribution costs included in gross margin provided a benefit of 20 basis points due to leveraging associated with the increase in net sales for the thirty-nine weeks ended October 31, 2010.
     Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by approximately 20 basis points.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased to 21.8% of net sales for the thirty-nine weeks ended October 31, 2010, from 22.1% for the thirty-nine weeks ended November 1, 2009.
     During the thirty-nine weeks ended October 31, 2010, lower store related expenses as a percentage of net sales provided 25 basis points of benefit. Operating, general and administrative expenses increased on a dollar basis by $42.8 million. The primary reasons for the year over year increase include increases in costs for incentive compensation associated with better than expected financial results, higher bank fees associated with increases in debit card rates and higher claims expense for health insurance.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $44.7 million during the thirty-nine weeks ended October 31, 2010, compared to $45.5 million for the thirty-nine weeks ended November 1, 2009. Included in interest expense, net was interest income of $0.5 million for both the thirty-nine weeks ended October 31, 2010, and November 1, 2009.
     Income Tax Expense
     For the thirty-nine weeks ended October 31, 2010, income tax expense was $91.3 million, an effective tax rate of 38.9%, compared with $71.6 million the thirty-nine weeks ended November 1, 2009, an effective tax rate of 37.7%. The increase in the effective tax rate was primarily due to fluctuations in liabilities accrued for uncertain tax positions and increases to certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from investee, by income before income tax expense and equity in income from investee.
     Equity in Income from Investee
     Our equity in income from our investment in Banfield was $6.2 million and $4.9 million for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively, based on our ownership percentage in Banfield.
Liquidity and Capital Resources
     Cash Flow

     We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $350.0 million revolving credit facility, although there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $213.1 million for the thirty-nine weeks ended October 31, 2010, compared to $343.4 million for the thirty-nine weeks ended November 1, 2009. The primary differences between the thirty-nine weeks ended October 31, 2010, and November 1, 2009, were increased purchases of merchandise inventories and income tax payments.
     Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $87.0 million for the thirty-nine weeks ended October 31, 2010, compared to $138.3 million for the thirty-nine weeks ended November 1, 2009. The primary differences between the thirty-nine weeks ended October 31, 2010, and November 1, 2009, resulted from an increase in restricted cash during the thirty-nine weeks ended November 1, 2009.
     Net cash used in financing activities was $200.2 million for the thirty-nine weeks ended October 31, 2010, and consisted primarily of the cash paid for treasury stock, payments on capital lease obligations, and payments of cash dividends, offset by net proceeds from common stock issued under equity incentive plans, and an increase in our bank overdraft and proceeds from tax deductions in excess of the compensation cost recognized. Net cash used in financing activities for the thirty-nine weeks ended November 1, 2009, was $147.5 million. The primary differences between the thirty-nine weeks ended October 31, 2010, and November 1, 2009, were an increase in cash paid for treasury stock offset by an increase in our bank overdraft.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 29 new stores and closed 6 stores in the thirty-nine weeks ended October 31, 2010. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $125 million to $135 million for 2010, based on our plan to open 36 to 39 new stores and 18 new PetsHotels, to invest in the development of our information systems, to add to our services capacity with the expansion of certain grooming salons, to remodel or replace certain store assets and to continue our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Thirty-nine Weeks Ended
	October 31, 2010	November 1, 2009
Capital Expenditures:
New stores	$27,112	$22,345
Store-related projects(1)	38,369	38,201
PetsHotel(2)	6,876	4,982
Information technology	12,808	12,471
Supply chain	3,423	8,403
Other	223	555

Total capital expenditures	$88,811	$86,957

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

Commitments and Contingencies
     As of October 31, 2010, we had obligations to purchase $8.7 million of advertising through the remainder of 2010, and $14.2 million in 2011.
     As of October 31, 2010, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
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
Credit Facilities
     We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at the bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our $350.0 million Revolving Credit Facility as of October 31, 2010. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding, and as of November 1, 2009, we had no borrowings and $32.4 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of October 31, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender. As of November 1, 2009, we had $55.3 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $55.3 million in restricted cash on deposit with the lender.
     The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of October 31, 2010, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.

     During the thirty-nine weeks ended October 31, 2010, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of	Date
Declared	per Share	Record Date	Paid
March 23, 2010	$0.100	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
September 29, 2010	$0.125	October 29, 2010	November 12, 2010
Share Purchase Program
     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.
     In June 2010, the Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaced the $350.0 million program. During the thirteen weeks ended October 31, 2010, we purchased 1.6 shares of common stock for $56.3 million under the June 2010 share purchase program. As of October 31, 2010, $343.7 million remained available under the $400.0 million program.
Related Party Transactions
     We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 754 of our stores. We use the equity method of accounting for our investment in Banfield. Our investment consists of common and preferred stock. As of October 31, 2010, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.
     Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $2.6 million and $2.3 million for the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $6.2 million and $4.9 million for the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively.
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
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.9 million and $8.5 million during the thirteen weeks ended October 31, 2010, and November 1, 2009, respectively, and $25.7 million and $25.2 million during the thirty-nine weeks ended October 31, 2010, and November 1, 2009, respectively. Receivables from Banfield totaled $2.9 million, $2.4 million, and $3.4 million at October 31, 2010, January 31, 2010, and November 1, 2009, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of October 31, 2010, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 31, 2010. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 31, 2010.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 31, 2010. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended October 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of October 31, 2010, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended October 31, 2010:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
August 2, 2010, to August 29, 2010	437,932	$32.74	437,932	$385,663,000
August 30, 2010, to October 3, 2010	—	—	—	$385,663,000
October 3, 2010, to October 31, 2010	1,175,889	$35.69	1,175,889	$343,701,000

Thirteen Weeks Ended October 31, 2010	1,613,821	$34.89	1,613,821	$343,701,000

(1)	In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaced the previously authorized $350.0 million program.
Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB **	XBRL Taxonomy Extension Labels

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: November 24, 2010

/s/ Lawrence P. Molloy
Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)