Form 10-K
period 2011-01-30
PETSMART INC
filed 2011-03-24
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended January 30, 2011
or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 0-21888

PetSmart, Inc.
(Exact name of registrant as specified in its charter)

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19601 N. 27th Avenue	85027
Phoenix, Arizona	(Zip Code)
(Address of principal executive offices)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐     No ☑

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on August 1, 2010, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $3,644,575,000. This calculation excludes approximately 1,180,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2010, that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 11, 2011, was 114,886,181.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2011 Annual Meeting of Stockholders to be held on June 15, 2011, to be filed on or about May 2, 2011, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2010 fiscal year ended on January 30, 2011, and was a 52-week year. The 2009 and 2008 fiscal years were also 52-week years. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

Item 1.	Business

General

We opened our first stores in 1987 and have become the leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets members of the family. Our strategy is to attract and keep these customers by becoming the preferred provider for the Total Lifetime CareSM of pets.

We opened 38 net new stores in 2010 and at the end of the year operated 1,187 retail stores in North America. Square footage in 2010 increased 0.7 million to 26.6 million compared to 25.9 million in 2009. Our stores typically range in size from 12,000 to 27,500 square feet and carry a broad selection of high-quality pet products at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands, including both exclusive and private label products, across a range of product categories.

We complement our strong product assortment with a differentiated selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services and virtually all our stores feature pet styling salons that provide high-quality grooming services. As of January 30, 2011, we offered pet boarding at 180 of our stores through our PetSmart PetsHotels®, or “PetsHotels.”

As of January 30, 2011, there were full-service veterinary hospitals in 768 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 757 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 11 hospitals are operated by other third parties in Canada.

Our PetPerks® program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com®, our pet e-commerce site, as well as mypetsmart.com, our pet community site and selected social networking sites.

The Pet Industry

The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2010 market at approximately $47.7 billion, an increase of more than 180% since calendar year 1994. Based on the 2009/2010 APPA National Pet Owners Survey, approximately 62% of households in the United States own a pet, which equates to more than 71 million homes. In total, there are approximately 94 million cats and 78 million dogs owned as pets in the United States.

The APPA divides the pet industry into the following categories: food and treats, supplies and medicines, veterinary care, pet services (such as grooming and boarding) and live animal purchases. The APPA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and in calendar year 2010, accounted for an estimated $18.3 billion in sales, or 38.3% of the market.

Pet supplies and medicine sales account for 23.1%, or $11.0 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services, and live animal purchases represent 26.8%, 7.2% and 4.6%, respectively, of the market.

Competition

Based on total net sales, we are North America’s leading specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into eight different categories:

•	Warehouse clubs and other mass merchandisers;

•	Grocery stores;

•	Specialty pet supply stores;

•	Independent pet stores;

•	Veterinarians;

•	General retail merchandisers;

•	Catalog retailers; and

•	E-commerce retailers.

We believe the principal competitive factors influencing our business are product selection and quality, customer service, convenience of store locations, store environment, price and availability of other services. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through grocery stores, warehouse clubs and other mass and general retail merchandisers due to manufacturers’ restrictions, but are sold primarily through specialty pet supply stores, veterinarians and farm and feed stores. In addition, our unique relationship with Banfield allows us to sell therapeutic pet foods at our stores with Banfield hospitals. We believe our pet services business provides a competitive advantage that cannot be easily duplicated. We compete effectively in our various markets; however, some of our grocery store, warehouse club and other mass and general retail merchandise competitors are much larger in terms of overall sales volume and may have access to greater capital.

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Create meaningful differentiation that drives brand preference.  We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. We remain committed to our promise of providing Total Lifetime CareSM for every pet, every parent, every time. We provide pet parents with information, knowledge, trust and product solutions, including both exclusive and private label offerings, that help their pets live long, healthy and happy lives. Our marketing and advertising efforts focus on emphasizing our unique offerings for customers and promoting our strong value proposition. Through extensive and on-going customer research, we are gaining valuable insights into the wants and needs of our customers and developing solutions and communication strategies to address them. Our PetPerks® program, which is available in all PetSmart stores, plays a central role in this effort. We are also able to reach customers through various online communities and social networking sites. With increasingly greater capacity to customize offers relevant to our customers, we are helping them build a stronger, more meaningful bond with their pet and a greater loyalty to PetSmart.

Offer superior customer service.  Our emphasis on the customer is designed to provide an unparalleled shopping experience every time a customer visits our stores. Using a detailed associate learning curriculum and role-playing techniques, we educate store associates to identify customer needs and provide appropriate solutions. We measure our success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position, thus differentiating ourselves from grocery and other mass retailers.

Focus on operating excellence.  Our commitment to operating excellence emphasizes retail basics like store cleanliness, short check-out lines, a strong in-stock position, an effective supply chain and outstanding care of the pets in our stores, which allows us to provide a consistently superior shopping experience. This focus on operating excellence simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more productive. We continually seek opportunities to strengthen our merchandising capabilities allowing us to provide a differentiated product assortment, including pet specialty channel exclusive products and our proprietary brand offerings, to drive innovative solutions and value to our customers.

Grow our pet services business.  Based on net services sales, we are North America’s leading specialty provider of pet services, which includes professional grooming, training, boarding and day camp. Full-service veterinary hospitals are available in 768 of our stores, through our partnership with Banfield and other third parties in Canada. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services further differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins.

Add stores and provide the right store format to meet the needs of our customers.  Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new multi-store and single-store markets and achieving operating efficiencies and economies of scale in merchandising, distribution, information systems, procurement, marketing and store operations. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. A store format that emphasizes our highly differentiated products and pet services offerings, when combined with our other strategic initiatives, will generally contribute higher comparable store sales growth (or sales in stores open at least one year), profitability and return on investment.

We believe these strategic initiatives will continue to drive comparable store sales and overall sales growth, allow us to focus on managing capital and leveraging costs and drive product margins to produce profitability and return on investment for our shareholders.

Our Stores

Our stores are generally located at sites co-anchored by strong destination mass merchandisers and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	2010	2009	2008

Store count at beginning of year	1,149	1,112	1,008
New, or relocated stores opened	46	45	112
Stores closed	(8)	(8)	(8)

Store count at end of year	1,187	1,149	1,112

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

Merchandise

Merchandise sales, which have been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 88.5%, 89.2% and 89.6% of our net sales in 2010, 2009 and 2008, respectively. Merchandise generally falls into three main categories:

•	Consumables. Consumables merchandise sales includes pet food, treats and litter. We emphasize premium and therapeutic dog and cat foods, many of which are not available in grocery stores, warehouse clubs or other mass and general retail merchandisers, as well as our private label foods. We also offer quality national brands traditionally found in grocery stores, warehouse clubs or other mass merchandisers, and pet stores. Consumables merchandise sales comprised 52.5%, 53.4% and 51.6% of our net sales in 2010, 2009 and 2008, respectively.

•	Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including exclusive and private label products, includes collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, as well as accessories, décor and filters. Hardgoods merchandise sales comprised 34.4%, 34.0% and 36.1% of our net sales in 2010, 2009 and 2008, respectively.

•	Pets. Our stores feature fresh-water tropical fish, birds, reptiles and small pets. Pets comprised 1.6%, 1.8% and 1.9% of our net sales in 2010, 2009 and 2008, respectively. We do not sell dogs or cats, but provide space in most stores for adoption and animal welfare organizations.

Pet Services

Pet services, which include grooming, training, boarding and day camp, represented 10.9%, 10.8% and 10.4% of our net sales in 2010, 2009 and 2008, respectively. Net sales from pet services increased 7.5% from $575.4 million in 2009 to $618.8 million in 2010.

We offer full-service grooming and training services in virtually all our stores. We typically allocate approximately 900 square feet per store for high-quality, full-service grooming, including precision cuts, baths, nail trimming and grinding, and teeth brushing. Depending upon experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced or private courses, led by our accredited pet training instructors who are passionate about pets.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 30, 2011, we operated 180 PetsHotels, and we plan to open 8 to 10 new PetsHotels in 2011.

Veterinary Services

The availability of comprehensive veterinary care in our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 768 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and surgical procedures. As of January 30, 2011, Banfield operated 757 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 11 hospitals are located in Canada and are operated by other third parties. See Note 3 in the Notes to Consolidated Financial Statements for a discussion of our ownership interest in Banfield.

PetSmart Charities and Adoptions

Through PetSmart Charities, Inc., an independent 501(c)(3) organization, we support the activities of animal welfare organizations in North America. PetSmart Charities creates and supports programs to help find a lifelong loving home for every pet by:

•	Raising awareness of companion animal welfare issues;

•	Funding programs to further individual animal welfare organizations’ missions; and

•	Facilitating adoptions through in-store programs, community events and pet transport programs.

Since 1994, PetSmart Charities has funded more than $134 million in grants and programs benefiting animal welfare organizations and, through its adoption programs, has helped save the lives of more than 4.4 million pets.

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

Employees

As of January 30, 2011, we employed approximately 47,000 associates, approximately 22,000 of whom were employed full-time. We continue to invest in education for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are not subject to collective bargaining agreements and have not experienced work stoppages. We consider our relationship with our associates to be a positive one. Increases in the federal and state minimum wage in recent years have not had a material effect on our business.

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

Net sales in the United States were $5.4 billion, $5.1 billion and $4.9 billion for 2010, 2009 and 2008, respectively. Net sales in Canada, denominated in United States dollars, were $296.7 million, $245.5 million and $217.6 million for 2010, 2009 and 2008, respectively. Substantially all our long-lived assets are located in the United States.

Available Information

We make available, free of charge through our investor relations internet website (www.petm.com), our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, including our XBRL instance documents, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material, or furnish it to the Securities and Exchange Commission, or “SEC.”

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

Management

Our executive officers and their ages and positions on March 1, 2011, are as follows:

Name	Age	Position

Philip L. Francis	64	Executive Chairman
Robert F. Moran	60	President and Chief Executive Officer
Lawrence P. Molloy	49	Senior Vice President, Chief Financial Officer
Emily D. Dickinson	51	Senior Vice President, General Counsel and Secretary
David K. Lenhardt	41	Executive Vice President, Store Operations, Human Resources and Information Systems
Joseph D. O’Leary	52	Executive Vice President, Merchandising, Marketing and Supply Chain
John W. Alpaugh	45	Senior Vice President, Chief Marketing Officer
Donald E. Beaver	52	Senior Vice President, Chief Information Officer
Jaye D. Perricone	52	Senior Vice President, Real Estate and Development
Neil H. Stacey	57	Senior Vice President, Human Resources
Bruce K. Thorn	43	Senior Vice President, Supply Chain
Kenneth T. Hall	42	Senior Vice President, Strategic Planning and Business Development

Philip L. Francis has been a Director of PetSmart since 1989 and was named Executive Chairman in June 2009. From January 2002 until June 2009, he was Chairman and Chief Executive Officer. He joined PetSmart as President and Chief Executive Officer in March 1998, was named Chairman of the Board in 1999, and held all three positions until December 2001. From 1991 to 1998, he held various positions with Shaw’s Supermarkets, Inc., a subsidiary of J. Sainsbury plc., including Chief Executive Officer, Chief Operating Officer and President. Prior to that, he held several senior management positions for Roundy’s Supermarket, Inc., Cardinal Health, Inc. and the Jewel Companies, Inc.

Robert F. Moran was named President and Chief Executive Officer in June 2009. He has been a Director of PetSmart since June 2009. He joined PetSmart as President of North American Stores in July 1999 and in December 2001, he was appointed President and Chief Operating Officer. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993.

Lawrence P. Molloy joined PetSmart as Senior Vice President and Chief Financial Officer in September 2007. Prior to joining PetSmart, he was employed by Circuit City Stores, Inc, a national consumer electronics retailer, from 2003 to 2007. While at Circuit City, he served as the Director of Financial Planning and Analysis from 2003 to 2004, the Vice President, Financial Planning and Analysis from 2004 to 2006 and from 2006 to 2007 was Chief Financial Officer of retail. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation; AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the United States Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander.

Emily D. Dickinson joined PetSmart in September 2009 as Senior Vice President, General Counsel and Secretary. Prior to joining PetSmart, she spent 18 years with Hannaford Bros. Co., eight of which were also with Delhaize Group, a Belgian-based food retailer. While there, she had dual responsibility as Vice President, Legal on a global basis for Delhaize and Senior Vice President, General Counsel and Secretary for Hannaford Bros. from 2000 to 2009. Before serving at Hannaford Bros. Co., she was an attorney in Boston and with two Portland, Maine law firms.

David K. Lenhardt was appointed Executive Vice President, Store Operations, Human Resources and Information Systems effective January 31, 2011. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in October 2000. He was appointed Senior Vice President, Store Operations and Services in February 2007 and in February 2009 was appointed Senior Vice President, Store Operations and Human Resources. From 1996 to 2000, he was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.’s investment banking division.

Joseph D. O’Leary was appointed Executive Vice President, Merchandising, Marketing and Supply Chain effective January 31, 2011. He joined PetSmart as Senior Vice President of Supply Chain in September 2006. From October 2008 to March 2010, he held the title of Senior Vice President, Merchandising and Supply Chain. From March 2010 to January 2011, he held the title of Senior Vice President, Merchandising. Prior to joining PetSmart, he was Chief Operating Officer for Interactive Health, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, he held positions at Mothercare plc, Coopers & Lybrand LLP and BP International.

John W. Alpaugh was appointed Senior Vice President, Chief Marketing Officer in February 2010. He joined PetSmart in 1999 and has served in a number of leadership roles including Vice President, Marketing from February 2006 to April 2007, Vice President, Specialty Merchandising from April 2007 to March 2008, and from April 2008 to February 2010, Vice President of Strategic Planning and Business Development. Prior to joining PetSmart, he worked in Brand Management for Procter & Gamble Europe and in Financial Planning and Analysis for IBM.

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

Jaye D. Perricone was appointed Senior Vice President, Real Estate and Development in December 2007, serving as Vice President, Real Estate during the year prior. She joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President from 1997 to 2000, Vice President of Services Operations from 2000 to 2001, Vice President of Customer Service and Store Operations from 2001 to 2004 and Vice President of Property Management and Store Design from 2004 to 2006. Prior to joining PetSmart, she held various positions with Target Corporation, Pace Membership Warehouse, Inc. and Bizmart, Inc.

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

Bruce K. Thorn was appointed Senior Vice President, Supply Chain in December 2009. He joined PetSmart in 2007 as Vice President, Supply Chain Solutions, and served as Vice President, Supply Chain from 2008 to 2009. Prior to joining PetSmart, he served as Chief Operating Officer for LESCO, Inc. from 2002 through 2007. LESCO, Inc. is a public company and leader in the professional turf care industry. He previously held leadership roles with Gap, Inc., Cintas Corporation and the United States Army.

Kenneth T. Hall was appointed Senior Vice President of Strategic Planning and Business Development in January 2010. He joined PetSmart in October 2000 as Vice President, Strategic Planning and Customer Relationships. In January 2003, he was appointed Senior Vice President and Chief Marketing Officer, after serving in the role from October 2002 on an interim basis. He was appointed Senior Vice President of Merchandising in February 2006. From September 2008 until December 2009, he completed an executive rotational assignment in the field in Store Operations. Prior to PetSmart, he worked with Bain & Company, where he developed business and customer loyalty strategies and programs for major retail, automotive and financial services companies. He began his career with Exxon Company, where he held a variety of operations and financial roles. In January 2011, Mr. Hall announced that he would retire from his position in March 2011.

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

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, tax or interest rate fluctuations, fuel and other energy costs, healthcare costs, weather and unemployment levels. Global or national political unrest or uncertainty may also impact the price paid by consumers for goods, services and commodities and reduce consumer spending and confidence, and reduce our sales or profitability. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and pet care needs could adversely affect our relationship with our customers, our market share, the demand for our products and services, our sales and gross margins, and our profitability.

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

We also have been able to compete successfully by differentiating ourselves from our competitors through providing a careful combination of product assortment, competitive pricing, service offerings and unique customer experience. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our customer experience from our competitors, our business and results of operations could be adversely affected.

Comparable store sales growth may decrease. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

We can make no assurances that our stores will meet forecasted levels of sales and profitability. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales performance may be materially impacted in future periods. In addition, a portion of a typical new store’s sales comes from customers who previously shopped at other PetSmart stores in the existing market.

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

Our leases are typically signed approximately 9 months before a store opens. As a result of that timing, we may be unable to adjust our store opening schedule to new economic conditions or a change in strategy in a timely manner.

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

Our continued success and growth depend on cultivating a growing, loyal customer base, improving customer traffic and increasing the average transaction amount to gain sales momentum in our stores and on our e-commerce web site. Historically, we have utilized various media to reach the consumer, and we have experienced varying responses to our marketing efforts. Often, media placement decisions are made months in advance, and our inability to accurately predict our consumers’ preferred method of communication may impair our ability to attract new customers, result in fewer customers shopping at our stores, or fail to drive additional sales and thereby negatively impact our business and financial performance.

A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

Our vendors generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, or a material increase in our transportation and distribution costs, including, but not limited to, costs resulting from increases in the price of fuel and other energy costs or other commodities, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. An interruption in the supply chain could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations. We operate two fish distribution centers and have two fish distribution centers that are operated by a third-party vendor. An interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution centers on favorable terms, if at all, or that we could successfully operate all of the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

Failure to successfully manage our inventory could harm our business.

In addition to the risks described elsewhere in this Item 1A relating to our distribution centers and inventory optimization by us and third parties, we are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer demand and consumer spending patterns, changes in consumer tastes with respect to our products and other factors. We endeavor to accurately predict these trends and avoid overstocking or under stocking products that we sell. Demand for products, however, can change between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast demand. We carry a broad selection of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our operating results.

If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial and operational data, process payroll and to maintain our in-stock positions. We possess disaster recovery capabilities for our key information systems and take measures to prevent security breaches and computer viruses. The failure of our information systems to perform as designed, loss of data or any interruption of our information systems for a significant period of time could disrupt our business.

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

The disruption of the relationship with or the loss of any of our key vendors, including our vendors with whom we have exclusive relationships, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, the inability of our vendors to provide quality products in a timely or cost-effective manner, the availability of generic products, or risks associated with the suppliers from whom products are sourced, all could harm our business.

Sales of premium pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of premium pet food do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass and retail merchandisers. If any premium pet food or pet supply vendor were to make its products available in supermarkets, warehouse clubs and other mass or retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the premium brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities, and two of our largest vendors account for a material amount of products sold. We can make no assurances that we will be able to find new qualified vendors who meet our standards, or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with existing or any new regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, and accurate packaging and labeling. Any inability of our existing vendors to provide products meeting such requirements in a timely or cost-effective manner could harm our business. While we believe our vendor relationships are good, we have no material long-term supply commitments from our vendors and any vendor could discontinue selling to us at any time.

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of the political, economic and financial environments where they are located, their ability to operate in challenging economic environments or meet our standards and applicable U.S. and local legal requirements, the availability of labor and raw materials, labor unrest, merchandise quality issues, currency exchange rates, trade restrictions, transport availability and cost, inflation and other factors. In addition, Canada’s and the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

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

We could be adversely affected if consumers lose confidence in the safety and quality of vendor-supplied food products and hard-good products. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us, expose us or our vendors to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our sales and operations and financial performance.

We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel, or the increased demands placed on our key executives and personnel by our continued growth, could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted. In addition, there historically has been a shortage of qualified veterinarians. If third party veterinary services providers cannot attract and retain a sufficient number of qualified veterinarians, their ability to provide veterinary services in our stores and our ability to increase the number of stores in which veterinary services are provided, may be impacted.

Our international operations may result in additional market risks, which may harm our business.

We entered the Canadian market in 1996 and operate 69 stores in Canada as of January 30, 2011. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

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

We may, from time to time, acquire businesses we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management’s attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations and, therefore, affect our financial performance.

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

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may harm the market price of our common stock. Further, a change in an analyst’s published opinion or rating of our business could impact the market price of our common stock.

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

We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our shareholders.

Our restated certificate of incorporation and bylaws include provisions that may delay, defer or prevent a change in management or control that our shareholders may not believe is in their best interests. These provisions include:

•	Until 2012, a classified board of directors consisting of two classes;

•	The ability of our board of directors to issue, without stockholder approval, up to 10,000,000 shares of preferred stock in one or more series with rights, obligations and preferences determined by the board of directors;

•	No right of stockholders to call special meetings of stockholders;

•	No right of stockholders to act by written consent;

•	Certain advance notice procedures for nominating candidates for election to the board of directors; and

•	No right to cumulative voting.

In addition, our restated certificate of incorporation requires a 66 2/3% vote of stockholders to:

•	alter or amend our bylaws;

•	remove a director without cause; or

•	alter, amend or repeal certain provisions of our restated certificate of incorporation.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, and the application of Section 203 could delay or prevent an acquisition of PetSmart.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state as of January 30, 2011:

Number of
United States:	Stores

Alabama	13
Alaska	2
Arizona	48
Arkansas	7
California	122
Colorado	32
Connecticut	9
Delaware	3
Florida	71
Georgia	40
Idaho	4
Illinois	51
Indiana	22
Iowa	9
Kansas	7
Kentucky	9
Louisiana	15
Maine	2
Maryland	29
Massachusetts	17
Michigan	32
Minnesota	16
Mississippi	7
Missouri	20
Montana	3
Nebraska	7
Nevada	17
New Hampshire	5
New Jersey	39
New Mexico	6
New York	41
North Carolina	41
North Dakota	2
Ohio	39
Oklahoma	15
Oregon	14
Pennsylvania	46
Rhode Island	2
South Carolina	17
South Dakota	2
Tennessee	21
Texas	116
Utah	11
Vermont	1
Virginia	44
Washington	25
West Virginia	3
Wisconsin	14

Total U.S. stores	1,118
Canada	69

Total stores	1,187

We lease substantially all of our stores, distribution centers, and corporate offices under non-cancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 4 additional 5 year terms. Store leases, excluding renewal options, expire at various dates through 2026. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance and, if annual sales at certain stores exceed specified amounts, provide for additional rent. We have paid minimal additional rent under these provisions during 2010, 2009 and 2008.

We lease approximately 365,000 square feet for our corporate offices. The lease expires in 2023.

Our distribution centers and respective lease expirations as of January 30, 2011, were as follows:

	Square
Location	Footage	Date Opened	Distribution Type	Lease Expiration
	(In thousands)

Ennis, Texas	230	May 1996	Forward distribution center	2013
Phoenix, Arizona	620	November 1999	Combination distribution center	2021
Columbus, Ohio	613	September 2000	Combination distribution center	2015
Gahanna, Ohio	276	October 2000	Forward distribution center	2015
Hagerstown, Maryland	252	October 2000	Forward distribution center	2015
Ottawa, Illinois	1,000	August 2005	Combination distribution center	2015
Newnan, Georgia	878	July 2007	Combination distribution center	2022
Reno, Nevada	873	April 2008	Combination distribution center	2023

Total	4,742

Item 3.	Legal Proceedings

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

Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement, and the Court of Appeals remanded one point of fact to the motions judge for additional clarification. Once the point remanded by the appeals court is addressed, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our consolidated financial statements.

There have been no appeals filed in Canada.

In January 2011, we were named as a defendant in Pedroza v. PetSmart, Inc., et al., a lawsuit originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the U.S. District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code.

The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class or collective action, and we are vigorously defending these claims.

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

	High	Low

Year Ended January 30, 2011
First Quarter ended May 2, 2010	$34.89	$25.01
Second Quarter ended August 1, 2010	$34.93	$29.55
Third Quarter ended October 31, 2010	$37.74	$28.88
Fourth Quarter ended January 30, 2011	$41.20	$36.55
Year Ended January 31, 2010
First Quarter ended May 3, 2009	$24.08	$16.17
Second Quarter ended August 2, 2009	$23.70	$19.61
Third Quarter ended November 1, 2009	$26.85	$19.50
Fourth Quarter ended January 31, 2010	$27.50	$23.07

Common Stock Dividends.  We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2010, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 23, 2010	$0.10	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
September 29, 2010	$0.125	October 29, 2010	November 12, 2010
December 9, 2010	$0.125	January 28, 2011	February 11, 2011

In 2009, the following dividends were declared by the Board of Directors:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

March 24, 2009	$0.03	May 1, 2009	May 15, 2009
June 22, 2009	$0.10	July 31, 2009	August 14, 2009
September 30, 2009	$0.10	October 30, 2009	November 13, 2009
December 10, 2009	$0.10	January 29, 2010	February 12, 2010

On March 23, 2011, the Board of Directors declared a quarterly cash dividend of $0.125 per share payable on May 13, 2011 to stockholders of record on April 29, 2011.

Holders.  On March 11, 2011, there were 4,777 holders of record of our common stock.

Equity Compensation Plan Information.  Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 15, 2011 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Share Purchase Program.  In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the June 2009 share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.

In June 2010, the Board of Directors approved a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, which replaced the $350.0 million program. During the thirteen weeks ended January 30, 2011, we purchased 2.6 million shares of common stock for $99.9 million. Since the inception of the $400.0 million authorization in June 2010, we have purchased 4.2 million shares of common stock for $156.2 million. As of January 30, 2011, $243.8 million remained available under the $400.0 million program.

The following table shows purchases of our common stock and the available funds to purchase additional common stock under this program for each period in the thirteen weeks ended January 30, 2011:

			Total
			Number
	Total		of Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)

November 1, 2010, to November 28, 2010	349,938	$38.39	349,938	$330,267,000
November 29, 2010, to January 2, 2011	2,201,208	$39.29	2,201,208	$243,778,000
January 3, 2011, to January 30, 2011	—	—	—	$243,778,000

Thirteen Weeks Ended January 30, 2011	2,551,146	$39.17	2,551,146	$243,778,000

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

The following graph shows a five-year comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on January 29, 2006 in stock or on January 31, 2006 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PetSmart, Inc., The S&P 500 Index
And The S&P Specialty Stores Index

	1/29/06	1/28/07	2/3/08	2/1/09	1/31/10	1/30/11

PetSmart, Inc.	$100.0	$121.08	$95.98	$75.56	$105.09	$166.16
S & P 500	$100.0	$114.51	$111.87	$68.66	$91.41	$111.69
S & P Specialty Stores	$100.0	$113.57	$86.67	$47.73	$77.85	$82.78

Item 6.	Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	January 30,	January 31,	February 1,	February 3,	January 28,
	2011	2010	2009	2008	2007
	(In thousands, except per share amounts and operating data)

Statement of Operations Data:
Net sales	$5,693,797	$5,336,392	$5,065,293	$4,672,656	$4,233,857

Gross profit	1,654,531	1,519,217	1,495,433	1,436,821	1,307,770
Operating, general and administrative expenses	1,225,803	1,150,138	1,125,579	1,085,308	985,936

Operating income	428,728	369,079	369,854	351,513	321,834
Gain on sale of equity investment	—	—	—	95,363	—
Interest expense, net	(58,837)	(59,748)	(58,757)	(44,683)	(31,717)

Income before income tax expense and equity in income from Banfield	369,891	309,331	311,097	402,193	290,117
Income tax expense	(140,396)	(117,554)	(121,019)	(145,180)	(105,048)
Equity in income from Banfield	10,372	6,548	2,592	1,671	—

Net income	$239,867	$198,325	$192,670	$258,684	$185,069

Earnings Per Common Share Data:
Basic	$2.05	$1.62	$1.55	$1.99	$1.36
Diluted	$2.01	$1.59	$1.52	$1.95	$1.33
Dividends declared per common share	$0.475	$0.33	$0.12	$0.12	$0.12
Weighted average shares outstanding:
Basic	116,799	122,363	124,342	129,851	135,836
Diluted	119,405	124,701	126,751	132,954	139,537
Selected Operating Data:
Stores open at end of period	1,187	1,149	1,112	1,008	908
Square footage at end of period	26,617,162	25,876,510	25,102,528	22,825,783	20,787,903
Net sales per square foot(2)	$214	$205	$208	$210	$208
Net sales growth	6.7%	5.4%	8.4%	10.4%	12.6%
Increase in comparable store sales(3)	4.8%	1.6%	3.8%	2.4%	5.0%
Selected Balance Sheet Data:
Merchandise inventories	$615,841	$563,389	$584,011	$501,212	$487,400
Average inventory per store(4)	$519	$490	$525	$497	$537
Working capital	$550,124	$501,381	$396,677	$214,404	$324,887
Total assets	$2,470,220	$2,461,986	$2,357,653	$2,167,257	$2,053,477
Total debt(5)	$566,829	$571,474	$585,993	$563,747	$449,001
Total stockholders’ equity	$1,170,642	$1,172,715	$1,144,136	$986,597	$1,000,894
Current ratio	1.96	1.89	1.83	1.31	1.63
Long-term debt-to-equity	45%	46%	48%	52%	43%
Total debt-to-capital	33%	33%	34%	36%	31%

(1)	The year ended February 3, 2008 consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons for the year ended February 3, 2008, other than comparable store sales, which was calculated on an equivalent 52 week basis, also reflect the impact of one additional week. The estimated impact of this additional week resulted in the following increases: net sales, $89.7 million; gross profit, $34.4 million; operating, general and administrative expenses, $18.3 million; income before income tax expense and equity in income from Banfield, $16.0 million; net income, $9.8 million; and diluted earnings per common share, $0.07.

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

Overview

Based on our 2010 net sales of $5.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 30, 2011, we operated 1,187 stores, and we anticipate opening 45 to 50 net new stores in 2011. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 30, 2011, we operated 180 PetsHotels, and we anticipate opening 8 to 10 PetsHotels in 2011.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of January 30, 2011, full-service veterinary hospitals were in 768 of our stores. Banfield operated 757 of the veterinary hospitals. The remaining 11 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the recent changes in the macroeconomy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we believe cannot be easily duplicated. Additionally, we believe that our cash flow from operations and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future and we continue to have access to our revolving credit facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.

Executive Summary

•	Diluted earnings per common share for 2010 increased 26.4% to $2.01 on net income of $239.9 million compared to diluted earnings per common share of $1.59 on net income of $198.3 million in 2009.

•	Net sales increased 6.7% to $5.7 billion in 2010 compared to $5.3 billion in 2009 due to new store openings and an increase in comparable store sales, or sales in stores open at least one year.

•	Comparable store sales, or sales in stores open at least one year, increased 4.8% during 2010 compared to a 1.6% increase during 2009. The increase in sales was partially impacted by $24.6 million in favorable foreign currency fluctuations in 2010, compared to $(8.3) million in unfavorable foreign currency fluctuations in 2009.

•	Services sales increased 7.5% to $618.8 million, or 10.9% of net sales, for 2010 compared to $575.4 million, or 10.8% of net sales, during 2009.

•	As of January 30, 2011, we had $353.4 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against the revolving credit facility during 2010.

•	We purchased 7.6 million and 7.1 million shares of our common stock for $263.3 million and $165.0 million during 2010 and 2009, respectively.

•	We added 38 net new stores during 2010 and operated 1,187 stores as of the end of the year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, asset impairments, reserve for closed stores, insurance liabilities and reserves, and reserves against deferred tax assets and uncertain tax positions. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

As of January 30, 2011, and January 31, 2010, we had inventory valuation reserves of $10.0 million and $16.4 million, respectively. Additionally, we believe that a 10% change in our inventory valuation reserves would not be material to our consolidated financial statements.

Asset Impairments

We review long-lived assets for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable.

We have not made any significant changes in our impairment loss assessment methodology during the past three fiscal years. We do not presently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. There were no material asset impairments identified during 2010, 2009 or 2008.

Reserve for Closed Stores

We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed. These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. As of January 30, 2011, and January 31, 2010, our reserve for closed stores was $9.8 million and $8.2 million, respectively. We do not presently believe there is a reasonable likelihood of a material change in the future estimates or assumptions that we use to determine our reserve for closed stores, including cash flow projections and sublease assumptions. In any event, a 10% change in our reserve for closed stores would not be material to our consolidated financial statements.

Insurance Liabilities and Reserves

We maintain workers’ compensation, general liability, product liability and property insurance, on all our operations, properties and leasehold interests. We utilize high deductible plans for each of these areas including a self insured health plan for our eligible associates. Workers’ compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers’ compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of January 30, 2011, and January 31, 2010, we had approximately $99.9 million and $95.4 million, respectively, in reserves related to workers’ compensation, general liability and self-insured health plans.

We have not made any material changes in the accounting methodology we use to establish our insurance reserves during the past three years. We do not presently believe there is a reasonable likelihood of a material change in the estimates or assumptions that we use to calculate our insurance reserves, including factors such as historical claims experience, demographic factors, severity factors and other valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance reserves would have affected net income by approximately $6.2 million in 2010.

Reserves Against Deferred Tax Assets and Uncertain Tax Positions

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 30, 2011, and January 31, 2010, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

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

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.9	71.5	70.5

Gross profit	29.1	28.5	29.5
Operating, general and administrative expenses	21.5	21.6	22.2

Operating income	7.5	6.9	7.3
Interest expense, net	(1.0)	(1.1)	(1.2)

Income before income tax expense and equity in income from Banfield	6.5	5.8	6.1
Income tax expense	(2.5)	(2.2)	(2.4)
Equity in income from Banfield	0.2	0.1	0.1

Net income	4.2%	3.7%	3.8%

2010 compared to 2009

Net Sales

Net sales increased $0.4 billion, or 6.7%, to $5.7 billion in 2010, compared to net sales of $5.3 billion in 2009. The increase in net sales was partially impacted by $24.6 million in favorable foreign currency fluctuations during 2010. Approximately 20% of the sales increase is due to the addition of 38 net new stores and 18 new PetsHotels since January 31, 2010, and 70% of the increase is due to a 4.8% increase in comparable store sales for 2010, and the remaining 10% of the sales increase is due to other revenue from reimbursements charged to Banfield. The increase in comparable store sales was due to the impact of merchandising strategies, pricing strategies and new product offerings. Comparable store transactions, which we use as a proxy for traffic, represented 210 basis points of the comparable store sales growth in 2010, compared to a 30 basis point decline in 2009. An increase in the average sales per transaction represented 270 basis points of the comparable store sales growth in 2010, compared to 190 basis points in 2009.

Services sales, which include grooming, training, boarding and day camp, increased 7.5%, or $43.4 million, to $618.8 million for 2010, compared to $575.4 million for 2009. Services sales represented 10.9% and 10.8% of net sales for 2010 and 2009, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 38 net new stores and 18 new PetsHotels since 2009.

Gross Profit

Gross profit increased 60 basis points to 29.1% of net sales for 2010, from 28.5% for 2009.

Overall merchandise margin increased 30 basis points due to the sales of a higher margin mix of products within the product categories. Our hardgoods sales outpaced the sales growth of our consumables category during 2010, primarily due to the addition of the flea and tick product line. The flea and tick margin, net of shrink, was slightly higher than our average consumables margin, but significantly less than our average merchandise margin. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. Consumables merchandise sales, which include pet food, treats, and litter, generate lower gross margins on average compared to hardgoods merchandise.

Services negatively contributed to gross margin by 10 basis points. Services sales typically generate lower gross margins than merchandise sales as service-related labor is included in cost of sales; however, services generate higher operating margins than merchandise sales. Store occupancy costs included in gross margin provided 40 basis points of improvement due to leverage associated with the increase in net sales, favorable lease negotiations and lower utility costs. Warehouse and distribution costs included in gross margin provided a benefit of 15 basis points due to leverage associated with the increase in net sales.

Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by 15 basis points. In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Condensed Consolidated Statement of Operations and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased to 21.5% of net sales from 21.6% of net sales for 2010 and 2009, respectively. Operating, general and administrative expenses increased on a dollar basis by $75.7 million. The primary reasons for the year over year increase include increases in costs for incentive compensation associated with better than expected financial results, increased advertising costs, higher bank fees associated with increases in debit card rates and higher claims expense for health insurance.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, decreased to $59.6 million for 2010, compared to $60.3 million for 2009. Included in interest expense, net was interest income of $0.8 million and $0.6 million for 2010 and 2009, respectively.

Income Tax Expense

For 2010, income tax expense was $140.4 million, compared with 2009 income tax expense of $117.6 million. The effective tax rate was 38.0% for both years. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $10.4 million and $6.5 million for 2010 and 2009, respectively, based on our ownership percentage in Banfield.

2009 compared to 2008

Net Sales

Net sales increased $0.2 billion, or 5.4%, to $5.3 billion in 2009, compared to net sales of $5.1 billion in 2008. The increase in net sales was partially impacted by $8.3 million in unfavorable foreign currency fluctuations during 2009. Approximately 70% of the sales increase is due to the addition of 37 net new stores and 20 new PetsHotels since February 1, 2009, and 30% of the increase is due to a 1.6% increase in comparable store sales for 2009. The increase in comparable store sales was due to the impact of key merchandising and pricing strategies, primarily in our hardgoods categories, partially offset by economic conditions and the slowdown in consumer spending. A decrease in the number of transactions represented a 30 basis point decline of the comparable store sales growth in 2009, compared to 200 basis point decline in 2008. An increase in the average sales per transaction represented 190 basis points of the comparable store sales growth in 2009, compared to 580 basis points in 2008.

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

Overall merchandise margin decreased 150 basis points. Merchandise product margin decreased 115 basis points, with mix representing 52% and rate representing 48% of the decline. The mix shift is due to an increase in consumables merchandise sales relative to net sales. The rate impact is due to select price reductions, an increase in promotions for hardgoods merchandise, and broad category promotions to drive additional customer traffic. Difficult macroeconomic conditions, including reduced discretionary consumer spending, challenged our merchandise product margins as we have experienced a mix shift from higher margin discretionary hardgoods into consumables. Consumables merchandise sales, which include pet food, treats, and litter, generate lower gross margins on average compared to hardgoods merchandise. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys, and apparel, as well as pet beds and carriers. Merchandise margins related to the flow through of previously capitalized inbound freight, as well as certain procurement and distribution costs, decreased 35 basis points.

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

Store occupancy costs included in margin increased 15 basis points primarily due to the addition of new stores and new store growth outpacing the rate of sales growth.

Supply chain costs decreased 50 basis points due to lower fuel costs, transportation efficiencies and improved productivity in our distribution centers.

Operating, General and Administrative Expenses

Operating, general and administrative expenses were 21.6% and 22.2% of net sales for 2009 and 2008, respectively, representing an improvement of 60 basis points.

The primary reasons for the decrease in operating, general and administrative expenses as a percentage of net sales during 2009 were increased efficiencies in our advertising spending due to lower advertising rates and lower store preopening expenses due to slower store growth. Store labor expense, travel and supplies costs were also lower due to vendor renegotiations and various cost control initiatives.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, increased to $60.3 million for 2009, compared to $59.3 million for 2008. Included in interest expense, net was interest income of $0.6 million for both 2009 and 2008.

Income Tax Expense

In 2009, the $117.6 million income tax expense represents an effective tax rate of 38.0%, compared with 2008 income tax expense of $121.0 million, which represented an effective tax rate of 38.9%. The decrease in the effective tax rate was primarily due to tax exempt gains from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $6.5 million and $2.6 million for 2009 and 2008, respectively, based on our ownership percentage in Banfield’s net income.

Liquidity and Capital Resources

Cash Flow

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $350.0 million revolving credit facility, although there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of our common stock.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $457.6 million for 2010, $566.9 million for 2009 and $420.7 million for 2008. The primary differences between 2010 and 2009 were increased purchases of merchandise inventories and income tax payments. Income tax payments were greater in 2010 as a result of increased earnings and due to the benefit provided in 2009 by the prepaid tax position at the end of 2008. The primary differences between 2009 and 2008 were lower levels of merchandise inventories and prepaid assets and an increase in other current liabilities, offset by an increase in deferred income taxes. Included in 2008 were $27.1 million of tax benefits from the Economic Stimulus Act of 2008, which provided for an accelerated depreciation deduction for certain qualifying property.

Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $147.9 million for 2010, $157.2 million for 2009 and $235.2 million for 2008. The primary differences between 2010 and 2009 resulted from an increase in restricted cash during 2009, an increase in cash paid for property and equipment in 2010 and our investment in short-term available for sale securities during 2010. The primary differences between 2009 and 2008 were a decrease in cash paid for property and equipment as a result of the slowdown in store openings, and an increase in restricted cash.

Net cash used in financing activities was $328.1 million for 2010, $229.4 million for 2009 and $113.8 million for 2008. The net cash used in 2010 consisted primarily of the purchase of treasury stock, payments on capital lease obligations, and payments of cash dividends offset by net proceeds from common stock issued under equity incentive plans. The primary difference between 2010 and 2009 was an increase in cash paid for treasury stock. The primary differences between 2009 and 2008 were increased purchases of treasury stock and no short-term debt borrowings.

Free Cash Flow

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes, however, that free cash flow is an important financial measure for use in evaluating our financial performance, or our ability to generate future cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for, net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

Although other companies report free cash flow, numerous methods exist for calculating free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods other companies use to calculate free cash flow. We urge you to understand the methods used by another company to calculate free cash flow before comparing our free cash flow to that of another company.

We define free cash flow as net cash provided by operating activities minus cash paid for property and equipment, and payments of capital lease obligations. We generated free cash flow of $280.9 million, $415.6 million, and $148.7 million for 2010, 2009, and 2008, respectively. For the year ended January 30, 2011, our free cash flow decreased primarily due to increases in merchandise inventory balances, income tax payments, capital spending and capital lease payments during 2010. For the year ended January 31, 2010, our free cash flow increased primarily due to a decrease in capital spending as a result of the slowdown in store openings.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure (in thousands).

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net cash provided by operating activities	$457,645	$566,943	$420,700
Cash paid for property and equipment	(125,074)	(112,920)	(238,188)
Payments of capital lease obligations	(51,668)	(38,439)	(33,853)

Free cash flow	$280,903	$415,584	$148,659

Share Purchase Program

In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We purchased 7.0 million shares for $225.0 million during 2007. We purchased 2.3 million shares of our common stock for $50.0 million during 2008, and 1.2 million shares of common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the June 2009 share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.

In June 2010, the Board of Directors replaced the $350.0 million program with a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended January 30, 2011, we purchased 2.6 million shares of common stock for $99.9 million. Since the inception of the $400.0 million authorization in June 2010, we have purchased 4.2 million shares of common stock for $156.2 million. As of January 30, 2011, $243.8 million remained available under the $400.0 million program.

Common Stock Dividends

We presently believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, so long as we are not in default and the payment of dividends would not result in default. During 2010, 2009, and 2008, we paid aggregate dividends of $0.45 per share, $0.26 per share, and $0.12 per share, respectively.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 46 new stores and closed 8 stores in 2010. Generally, each new store requires capital expenditures of approximately $1.0 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be approximately $130.0 to $140.0 million for 2011, based on our plan to open 45 to 50 net new stores and 8 to 10 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures for each of the past three years (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Capital Expenditures:
New stores	$38,715	$28,470	$83,124
Store-related projects(1)	49,989	48,051	51,908
PetsHotel(2)	9,980	6,510	43,098
Information technology	20,222	20,297	27,464
Supply chain	5,484	8,851	20,480
Other(3)	684	741	12,114

Total capital expenditures	$125,074	$112,920	$238,188

(1)	Includes store remodels, grooming salon expansions, equipment replacements, relocations, and various merchandising projects.

(2)	For new and existing stores.

(3)	Includes corporate office related expenses, including costs related to the expansion and renovation of our corporate offices during 2008.

Lease and Other Commitments

Operating and Capital Lease Commitments and Other Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, and includes obligations for executed agreements for which we do not yet have the right to control the use of the property at January 30, 2011, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

		2012 &	2014 &	2016 and
Contractual Obligation	2011	2013	2015	Beyond	Other	Total

Operating lease obligations(1)	$307,177	$580,861	$466,353	$542,175	$—	$1,896,566
Capital lease obligations(1)(2)	99,888	218,477	203,087	337,847	—	859,299
Purchase obligations(3)	58,666	41,000	25,000	—	—	124,666
Uncertain tax positions(4)	—	—	—	—	16,735	16,735
Insurance obligations(5)	30,118	—	—	—	69,811	99,929

Total	$495,849	$840,338	$694,440	$880,022	$86,546	$2,997,195
Less: Sublease income	4,196	6,220	5,466	3,077	—	18,959

Net Total	$491,653	$834,118	$688,974	$876,945	$86,546	$2,978,236

(1)	In addition to the commitments scheduled above, we have executed operating and capital lease agreements with total minimum lease payments of $82.1 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of January 30, 2011 because we have not taken physical possession of the property.

(2)	Includes $292.5 million in interest.

(3)	Represents purchase obligations for product and advertising commitments.

(4)	Approximately $16.7 million of unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

(5)	Approximately $69.8 million of insurance obligations, as shown in “Other” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2011.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs. As of January 30, 2011, $93.0 million was outstanding under our letters of credit.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 757 of our stores. We use the equity method of accounting for our investment in Banfield, which consists of common and convertible preferred stock. As of January 30, 2011 and January 31, 2010, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield. Our equity in income from our investment in Banfield, which is recorded one month in arrears, was $10.4 million, $6.5 million and $2.6 million for 2010, 2009, and 2008, respectively.

In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Condensed Consolidated Statement of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Other Comprehensive Income.

We recognized license fees, utilities and other cost reimbursements of $34.2 million, $33.2 million, and $30.1 million during 2010, 2009, and 2008, respectively. Receivables from Banfield totaled $2.7 million and $2.4 million at January 30, 2011, and January 31, 2010, respectively, and were included in the receivables in the accompanying Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with a hospital operated by Banfield. The net sales and gross profits on the sale of therapeutic pet foods are not material to our consolidated financial statements.

Credit Facility

We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances under our Revolving Credit Facility.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender.

We issue letters of credit for guarantees provided for insurance programs.

The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility or Stand-alone Letter of Credit Facility. As of January 30, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

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

Impact of Federal Health Care Reform Legislation

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” The provisions of the Acts are not expected to have a significant impact to our consolidated financial statements in the short term. The longer term potential impacts of the Acts to our business and the consolidated financial statements are currently uncertain. We will continue to assess the impact of the Acts on our health care plans.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with foreign exchange fluctuations.

Foreign Currency Risk

Our Canadian subsidiary operates 69 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $296.7 million, or 5.2%, of our consolidated net sales for 2010. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income depending on the nature of the underlying transaction.

The transaction (gain)/loss included in net income was $(0.7) million, $(1.3) million and $3.4 million for 2010, 2009 and 2008, respectively.

From time to time we enter into foreign currency forward contracts, or “Foreign Exchange Contracts,” as a way to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts, primarily to mitigate risk related to non-functional currency exposures. These Foreign Exchange Contracts are not designated as hedges, and therefore, are recorded at fair value through earnings using quoted prices for similar assets or liabilities in active markets. The loss included in net income was $0.4 million for 2010. We did not enter into Foreign Exchange Contracts during 2009 or 2008.

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

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of January 30, 2011, our disclosure controls and procedures were designed to meet the objective at the reasonable assurance level and were effective at the reasonable assurance level.

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

We assessed the effectiveness of our internal control over financial reporting as of January 30, 2011. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we maintained effective internal control over financial reporting as of January 30, 2011.

The effectiveness of our internal control over financial reporting as of January 30, 2011, has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the thirteen weeks ended January 30, 2011, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the “Company”) as of January 30, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 30, 2011 of the Company and our reports dated March 24, 2011 expressed unqualified opinions on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 24, 2011

Item 9B.	Other Information

None

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 15, 2011.

Our associates must act ethically at all times and in accordance with the policies in PetSmart’s Code of Business Ethics and Policies. We require full compliance with this policy and all designated associates including our CEO, CFO and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy and any amendments or waivers to the policy in the Corporate Governance section of our Internet Website located at www.petm.com.

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

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2011 and 2010” in our proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2011.

PetSmart, Inc.

By:	/s/ Robert F. Moran
Robert F. Moran
President, Chief Executive Officer and Director

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

Signature	Title	Date

/s/ PHILIP L. FRANCIS Philip L. Francis	Executive Chairman	March 24, 2011

/s/ ROBERT F. MORAN Robert F. Moran	President, Chief Executive Officer and Director (Principal Executive Officer)	March 24, 2011

/s/ LAWRENCE P. MOLLOY Lawrence P. Molloy	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 24, 2011

/s/ ANGEL CABRERA Angel Cabrera	Director	March 24, 2011

/s/ LAWRENCE A. DEL SANTO Lawrence A. Del Santo	Director	March 24, 2011

/s/ RITA V. FOLEY Rita V. Foley	Director	March 24, 2011

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 24, 2011

Signature	Title	Date

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 24, 2011

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 24, 2011

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 24, 2011

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 24, 2011

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 24, 2011

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 24, 2011

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of January 30, 2011 and January 31, 2010, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of January 30, 2011 and January 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 30, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 24, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 24, 2011

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets
(In thousands, except par value)

	January 30,	January 31,
	2011	2010

ASSETS
Cash and cash equivalents	$291,949	$308,360
Short-term investments	9,708	—
Restricted cash	61,439	48,172
Receivables, net	53,971	52,232
Merchandise inventories	615,841	563,389
Deferred income taxes	44,999	36,805
Prepaid expenses and other current assets	46,022	57,652

Total current assets	1,123,929	1,066,610
Property and equipment, net	1,132,435	1,201,857
Equity investment in Banfield	42,858	32,486
Deferred income taxes	96,215	94,901
Goodwill	44,111	42,200
Other noncurrent assets	30,672	23,932

Total assets	$2,470,220	$2,461,986

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$168,776	$212,121
Accrued payroll, bonus and employee benefits	139,359	105,162
Accrued occupancy expenses and deferred rents	64,328	63,142
Current maturities of capital lease obligations	45,277	37,839
Other current liabilities	156,065	146,965

Total current liabilities	573,805	565,229
Capital lease obligations	521,552	533,635
Deferred rents	86,027	91,030
Other noncurrent liabilities	118,194	99,377

Total liabilities	1,299,578	1,289,271

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 162,586 and 160,311 shares issued	16	16
Additional paid-in capital	1,222,340	1,148,228
Retained earnings	1,277,803	1,093,708
Accumulated other comprehensive income	5,380	2,369
Less: Treasury stock, at cost, 47,094 and 39,517 shares	(1,334,897)	(1,071,606)

Total stockholders’ equity	1,170,642	1,172,715

Total liabilities and stockholders’ equity	$2,470,220	$2,461,986

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Merchandise sales	$5,040,807	$4,761,039	$4,538,563
Services sales	618,755	575,353	526,730
Other revenue	34,235	—	—

Net sales	5,693,797	5,336,392	5,065,293
Cost of merchandise sales	3,554,387	3,402,021	3,184,819
Cost of services sales	450,644	415,154	385,041
Cost of other revenue	34,235	—	—

Total cost of sales	4,039,266	3,817,175	3,569,860

Gross profit	1,654,531	1,519,217	1,495,433
Operating, general and administrative expenses	1,225,803	1,150,138	1,125,579

Operating income	428,728	369,079	369,854
Interest expense, net	(58,837)	(59,748)	(58,757)

Income before income tax expense and equity in income from Banfield	369,891	309,331	311,097
Income tax expense	(140,396)	(117,554)	(121,019)
Equity in income from Banfield	10,372	6,548	2,592

Net income	239,867	198,325	192,670
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	3,011	5,083	(8,299)

Comprehensive income	$242,878	$203,408	$184,371

Earnings per common share:
Basic	$2.05	$1.62	$1.55

Diluted	$2.01	$1.59	$1.52

Weighted average shares outstanding:
Basic	116,799	122,363	124,342

Diluted	119,405	124,701	126,751

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity
(In thousands, except per share data)

						Accumulated
						Other
	Shares			Additional		Comprehensive
	Common	Treasury	Common	Paid-In	Retained	(Loss)	Treasury
	Stock	Stock	Stock	Capital	Earnings	Income	Stock	Total

BALANCE AT FEBRUARY 3, 2008	158,104	(30,066)	$16	$1,079,190	$758,674	$5,585	$(856,868)	$986,597
Stock options and employee stock purchase plan compensation cost				10,074				10,074
Net tax benefits from tax deductions in excess of the compensation cost recognized				1,980				1,980
Issuance of common stock under stock incentive plans	1,109		1	14,108				14,109
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	557		(1)	12,205				12,204
Dividends declared ($0.12 per share)					(15,244)			(15,244)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						(8,299)		(8,299)
Purchase of treasury stock, at cost		(2,342)					(49,955)	(49,955)
Net income					192,670			192,670

BALANCE AT FEBRUARY 1, 2009	159,770	(32,408)	16	1,117,557	936,100	(2,714)	(906,823)	1,144,136
Stock options compensation cost				8,263				8,263
Net tax benefits from tax deductions in excess of the compensation cost recognized				(1,062)				(1,062)
Issuance of common stock under stock incentive plans	914		1	11,848				11,849
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	(373)		(1)	8,253				8,252
Issuance of performance shares and compensation cost, net of award reacquisitions and adjustments				3,369				3,369
Dividends declared ($0.33 per share)					(40,717)			(40,717)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						5,083		5,083
Purchase of treasury stock, at cost		(7,109)					(164,783)	(164,783)
Net income					198,325			198,325

BALANCE AT JANUARY 31, 2010	160,311	(39,517)	16	1,148,228	1,093,708	2,369	(1,071,606)	1,172,715
Stock options compensation cost				9,668				9,668
Net tax benefits from tax deductions in excess of the compensation cost recognized				8,436				8,436
Issuance of common stock under stock incentive plans	2,570		1	47,217				47,218
Issuance of restricted stock and compensation cost, net of award reacquisitions and adjustments	(296)		(1)	1,093				1,092
Issuance of performance shares and compensation cost, net of award reacquisitions and adjustments	1			7,698				7,698
Dividends declared ($0.475 per share)					(55,772)			(55,772)
Other comprehensive income, net of income tax:
Foreign currency translation adjustments						3,011		3,011
Purchase of treasury stock, at cost		(7,577)					(263,291)	(263,291)
Net income					239,867			239,867

BALANCE AT JANUARY 30, 2011	162,586	(47,094)	$16	$1,222,340	$1,277,803	$5,380	$(1,334,897)	$1,170,642

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$239,867	$198,325	$192,670
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,926	236,538	225,054
Loss on disposal of property and equipment	7,220	7,013	5,589
Stock-based compensation expense	23,928	24,792	24,301
Deferred income taxes	(11,325)	(13,572)	33,957
Equity in income from Banfield	(10,372)	(6,548)	(2,592)
Tax benefits from tax deductions in excess of the compensation cost recognized	(8,539)	(2,901)	(3,215)
Non-cash interest expense	509	1,006	4,576
Changes in assets and liabilities:
Merchandise inventories	(51,068)	23,403	(86,151)
Other assets	2,771	21,474	(4,007)
Accounts payable	(33,840)	21,842	25,201
Accrued payroll, bonus and employee benefits	34,114	16,638	4,280
Other liabilities	28,454	38,933	1,037

Net cash provided by operating activities	457,645	566,943	420,700

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash paid for short-term available-for-sale investments	(9,749)	—	—
Increase in restricted cash	(13,267)	(48,172)	—
Cash paid for property and equipment	(125,074)	(112,920)	(238,188)
Proceeds from sales of property and equipment	198	3,894	2,951

Net cash used in investing activities	(147,892)	(157,198)	(235,237)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	47,217	11,848	14,108
Minimum statutory withholding requirements	(5,486)	(3,405)	(2,026)
Cash paid for treasury stock	(263,291)	(164,783)	(49,955)
Payments of capital lease obligations	(51,668)	(38,439)	(33,853)
Proceeds from short-term debt	—	—	576,000
Payments on short-term debt	—	—	(606,000)
(Decrease) increase in bank overdraft.	(9,982)	(5,082)	15
Tax benefits from tax deductions in excess of the compensation cost recognized	8,539	2,901	3,215
Cash dividends paid to stockholders	(53,409)	(32,459)	(15,265)

Net cash used in financing activities	(328,080)	(229,419)	(113,761)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,916	1,720	(3,710)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(16,411)	182,046	67,992
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	308,360	126,314	58,322

CASH AND CASH EQUIVALENTS AT END OF YEAR	$291,949	$308,360	$126,314

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Note 1 —	The Company and its Significant Accounting Policies

Business

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of January 30, 2011, we operated 1,187 retail stores and had full-service veterinary hospitals in 768 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 757 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 11 hospitals are operated by other third parties in Canada.

Principles of Consolidation

Our consolidated financial statements include the accounts of PetSmart and our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions.

Fiscal Year

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31. The 2010 fiscal year ended on January 30, 2011, and was a 52-week year. The 2009 and 2008 fiscal years were also 52-week years. Unless otherwise specified, all references in these consolidated financial statements to years are to fiscal years.

Reclassifications

We have combined the receivables, net, other noncurrent assets, and prepaid expenses and other current assets line items in the Consolidated Statements of Cash Flows into a single line item called other assets. Further, we have combined the accrued occupancy expenses and current deferred rents, other current liabilities, deferred rents and other noncurrent liabilities line items in the Consolidated Statements of Cash Flows into a single line item called other liabilities. Prior year amounts have been combined to conform to this current year presentation. Finally, as of February 1, 2010, Banfield license fees and operating expense reimbursements, and the related costs, have been separately presented on a gross basis as detailed in Note 3.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Net sales in the United States were $5.4 billion, $5.1 billion and $4.9 billion for 2010, 2009 and 2008, respectively. Net sales in Canada, denominated in United States dollars, were $296.7 million, $245.5 million and $217.6 million for 2010, 2009 and 2008, respectively. Substantially all our long-lived assets are located in the United States.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables and accounts payable. These balances, as presented in the consolidated financial statements at January 30, 2011, and January 31, 2010, approximate fair value because of the short-term nature. We also have short-term investments in municipal bonds, which are recorded at fair value using quoted prices in active markets for identical assets or liabilities as detailed in Note 3. Finally, we have foreign exchange currency contracts, which are recorded at fair value using quoted prices for similar assets or liabilities in active markets, as detailed in Note 2.

Cash and Cash Equivalents

We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $48.9 million and $44.1 million as of January 30, 2011, and January 31, 2010, respectively.

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of January 30, 2011, and January 31, 2010, bank overdrafts of $32.5 million and $42.5 million, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

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

Vendor Rebates and Cooperative Advertising Incentives

We receive vendor allowances, in the form of purchase rebates and cooperative advertising incentives, from agreements made with certain merchandise suppliers. Rebate incentives are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Cooperative advertising incentives are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Unearned purchase rebates recorded as a reduction of inventory, and rebate and cooperative advertising incentives remaining in receivables in the Consolidated Balance Sheets as of January 30, 2011, and January 31, 2010, were not material.

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

As of January 30, 2011, and January 31, 2010, our inventory valuation reserves were $10.0 million and $16.4 million, respectively.

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

Long-lived assets are reviewed for impairment based on undiscounted cash flows. We conduct this review quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. There were no material asset impairments identified during 2010, 2009 or 2008.

Our property and equipment are depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	1 - 20 years
Computer software	3 - 7 years

Goodwill

The carrying value of goodwill of $44.1 million and $42.2 million as of January 30, 2011, and January 31, 2010, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. During 2010 and 2009, goodwill increased approximately $1.9 million and $3.6 million, respectively, as a result of foreign currency translation. Other than the effects of foreign currency translation, there have been no other changes to goodwill.

Insurance Liabilities and Reserves

We maintain workers’ compensation, general liability, product liability and property insurance, on all our operations, properties and leasehold interests. We utilize high deductible plans for each of these areas including a self insured health plan for our eligible associates. Workers’ compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers’ compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of January 30, 2011, and January 31, 2010, we had approximately $99.9 million and $95.4 million, respectively, in reserves related to workers’ compensation, general liability and self-insured health plans, of which $69.8 million and $66.5 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

Reserve for Closed Stores

We continuously evaluate the performance of our retail stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes. The costs for future occupancy payments are reported in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We calculate the cost for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method at a credit-adjusted risk-free interest rate over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 30, 2011, and January 31, 2010, were principally to offset certain deferred income tax assets for net operating and capital loss carryforwards.

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

We operate in multiple tax jurisdictions and could be subject to audit in any of these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. To the extent we prevail in matters for which reserves have been established, or are required to pay amounts in excess of our reserves, our effective income tax rate in a given fiscal period could be materially affected. An unfavorable tax settlement would require use of our cash and could result in an increase in our effective income tax rate in the period of resolution, while a favorable tax settlement could result in a reduction in our effective income tax rate in the period of resolution.

Although we believe that the judgments and estimates discussed herein are reasonable, actual results could differ, and we may be exposed to losses or gains that could be material.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 30,	January 31,
	2011	2010

Accrued income and sales tax	$46,696	$43,428
Other*	109,369	103,537

	$156,065	$146,965

*	There are no other individual items within other current liabilities greater than 5% of total current liabilities.

Revenue Recognition

We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. Services sales are recognized at the time the service is provided. E-commerce sales are recognized at the time we estimate that the customer receives the product. We estimate and defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of January 30, 2011, and January 31, 2010. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized over two years based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During 2010, 2009 and 2008, we recognized $1.8 million, $2.1 million and $2.0 million of gift card breakage income, respectively. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Income and Comprehensive Income as a reduction of operating, general and administrative expenses.

We record allowances for estimated returns based on historical return patterns.

Revenue is recognized net of applicable sales tax in the Consolidated Statements of Income and Comprehensive Income. We record the sales tax liability in other current liabilities on the Consolidated Balance Sheets.

In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expenses in the Consolidated Statement of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue.

Cost of Merchandise Sales

Cost of merchandise sales includes the following types of expenses:

•	Purchase price of inventory sold;

•	Transportation costs associated with inventory;

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage and handling of inventory;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for vendor rebates, promotions and discounts.

Cost of Services Sales

Cost of services sales includes payroll and benefit costs, as well as professional fees for the training of groomers, training instructors and PetsHotel associates.

Cost of Other Revenue

Cost of other revenue includes the costs related to license fees, utilities and specific operating expenses charged to Banfield.

Vendor Concentration Risk

We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 17.8%, 22.4% and 21.9% of our net sales for 2010, 2009 and 2008, respectively.

Advertising

We charge advertising costs to expense as incurred, which are classified within operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Total advertising expenditures, net of cooperative income and vendor funding, and including direct response advertising, were $83.5 million, $67.1 million and $79.5 million for 2010, 2009 and 2008, respectively. Vendor cooperative income reduced total advertising expense by $8.4 million, $12.7 million and $11.0 million for 2010, 2009 and 2008, respectively. Vendor funding for advertising, which began in 2009, reduced total advertising expense by $16.1 million and $6.8 million in 2010 and 2009, respectively.

Stock-based Compensation

We recognize stock-based compensation expense based on the fair value of the awards at the grant date for all awards except management equity units which are evaluated quarterly based upon the current market value of our common stock. We use option pricing methods that require the input of highly subjective assumptions, including the expected stock price volatility. Compensation cost is recognized ratably over the vesting period of the related stock-based compensation award.

Foreign Currency

The local currency is used as the functional currency in Canada. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translate revenues and expenses at the average exchange rate during the year. Foreign currency translation adjustments were included in other comprehensive income and are reported separately in stockholders’ equity in the Consolidated Balance Sheets. The income tax expense (benefit) related to the foreign currency translation adjustments was $1.8 million, $3.3 million and $(5.3) million for 2010, 2009 and 2008, respectively. The transaction (gain)/loss included in net income was $(0.7) million, $(1.3) million and $3.4 million for 2010, 2009 and 2008, respectively.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average of shares outstanding during each period. Diluted earnings per common share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable upon the exercise of outstanding stock options and unvested restricted stock, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during the period.

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

At January 30, 2011, we had Foreign Exchange Contracts outstanding with a notional amount of $10.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the receivable related to these Foreign Exchange Contracts included in prepaid expenses and other current assets was immaterial at January 30, 2011. During 2010, we recorded $0.4 million in losses on the Foreign Exchange Contracts. We did not enter into Foreign Exchange Contracts during 2009 or 2008.

Note 3 —	Investments

Short-term Investments

At January 30, 2011, our short term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short term investments are classified as available-for-sale and are carried at fair value, which includes $0.1 million of accrued interest. The amortized cost basis at January 30, 2011 was $9.6 million. Unrealized holding gains and losses are included in comprehensive income and were not material during 2010.

Equity Investment in Banfield

We have an investment in Banfield which is accounted for using the equity method of accounting. Philip L. Francis, our Executive Chairman, and Robert F. Moran, our President and Chief Executive Officer are members of the Banfield Board of Directors.

Our ownership interest in the stock of Banfield was as follows (in thousands):

	January 30, 2011		January 31, 2010
	Shares	Amount	Shares	Amount

Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	21,183	—	10,811

Total equity investment in Banfield	4,693	$42,858	4,693	$32,486

Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of January 30, 2011, and January, 31, 2010. Our ownership percentage as of January 30, 2011, and January 31, 2010, considering all classes of stock (voting and non-voting), was 21.0%. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Of the 4.7 million shares of voting stock of Banfield, we held:

(a) 2.9 million shares of voting preferred stock that may be converted into voting common stock at any time at our option; and

(b) 1.8 million shares of voting common stock.

Banfield’s financial data is summarized as follows (in thousands):

	January 30,	January 31,
	2011	2010

Current assets	$351,379	$269,381
Noncurrent assets	119,175	122,934
Current liabilities	279,836	247,138
Noncurrent liabilities	12,367	16,216

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Net sales	$676,591	$617,508	$448,528
Income from operations	82,864	49,851	21,897
Net income	$49,390	$29,723	$13,626

We recognized license fees and reimbursements for specific operating expenses from Banfield of $34.2 million, $33.2 million and $30.1 million during 2010, 2009 and 2008, respectively. Receivables from Banfield totaled $2.7 million and $2.4 million at January 30, 2011, and January 31, 2010, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet foods are not material to our consolidated financial statements.

Note 4 —	Property and Equipment

Property and equipment consists of the following (in thousands):

	January 30,	January 31,
	2011	2010

Land	$1,032	$691
Buildings	15,520	15,089
Furniture, fixtures and equipment	984,755	926,763
Leasehold improvements	617,735	581,684
Computer software	110,398	97,319
Buildings under capital leases	720,959	683,712

	2,450,399	2,305,258
Less: accumulated depreciation and amortization	1,347,380	1,141,122

	1,103,019	1,164,136
Construction in progress	29,416	37,721

Property and equipment, net	$1,132,435	$1,201,857

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

We record capitalized interest primarily for interest expense incurred during the construction period for new stores. Capitalized interest was approximately $0.8 million, $0.2 million and $1.6 million in 2010, 2009 and 2008, respectively. Capitalized interest is included in property and equipment, net in the Consolidated Balance Sheets.

Note 5 —	Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	January 30,	January 31,
	2011	2010

Total remaining gross occupancy costs	$34,313	$33,577
Less:
Expected sublease income	(22,964)	(24,018)
Interest costs	(1,585)	(1,343)

Reserve for closed stores	$9,764	$8,216

Current portion, included in other current liabilities	3,056	2,395
Noncurrent portion, included in other noncurrent liabilities	6,708	5,821

Reserve for closed stores	$9,764	$8,216

The activity related to the reserve for closed stores was as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Opening balance	$8,216	$6,382	$6,157
Reserve for new store closures	4,921	1,526	3,132
Changes in sublease assumptions	1,072	4,173	1,734
Lease terminations	(562)	(565)	(821)
Other	995	769	517

Charges, net	6,426	5,903	4,562
Payments	(4,878)	(4,069)	(4,337)

Ending balance	$9,764	$8,216	$6,382

We record charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

Note 6 —	Income Taxes

Income before income tax expense and equity in income from Banfield was as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

United States	$361,106	$301,644	$309,311
Foreign	8,785	7,687	1,786

	$369,891	$309,331	$311,097

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Income tax expense consisted of the following (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Current provision:
Federal	$133,753	$111,911	$73,017
State/Foreign	17,968	19,215	9,056

	151,721	131,126	82,073

Deferred:
Federal	(7,906)	(4,439)	34,372
State/Foreign	(3,419)	(9,133)	4,574

	(11,325)	(13,572)	38,946

Income tax expense	$140,396	$117,554	$121,019

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	January 30,		January 31,		February 1,
	2011		2010		2009

Provision at federal statutory tax rate	$129,462	35.0%	$108,266	35.0%	$108,882	35.0%
State income taxes, net of federal income tax benefit	5,591	1.5	8,725	2.8	8,860	2.8
Adjustments to tax reserves	3,636	1.0	(295)	(0.1)	(486)	(0.2)
Tax exempt interest income	(96)	(0.0)	(90)	(0.0)	—	—
Adjustment to valuation allowance	8	0.0	(343)	(0.1)	158	0.1
Tax on equity income from Banfield	3,630	1.0	2,292	0.7	907	0.3
Other	(1,835)	(0.5)	(1,001)	(0.3)	2,698	0.9

	$140,396	38.0%	$117,554	38.0%	$121,019	38.9%

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	January 30,	January 31,
	2011	2010

Deferred income tax assets:
Capital lease obligations	$192,825	$200,108
Employee benefit expense	82,228	74,613
Deferred rents	37,596	39,283
Net operating loss carryforwards	17,717	18,690
Reserve for closed stores	3,932	3,132
Miscellaneous reserves and accruals	9,589	10,501
Tenant incentives	11,238	11,328
Other	7,698	4,292

Total deferred income tax assets	362,823	361,947
Valuation allowance	(7,700)	(7,693)

Deferred income tax assets, net of valuation allowance	355,123	354,254
Deferred income tax liabilities:
Property and equipment	(188,654)	(200,150)
Inventory	(6,113)	(6,913)
Prepaid expenses	(7,593)	(7,452)
Other	(11,549)	(8,033)

Total deferred income tax liabilities	(213,909)	(222,548)

Net deferred income tax assets	$141,214	$131,706

We are subject to United States of America federal income tax, as well as the income tax of multiple state and foreign jurisdictions. We have substantially settled all federal income tax matters through 2006, state and local jurisdictions through 1999 and foreign jurisdictions through 2003. We could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. During 2010, 2009 and 2008, we recorded a net benefit of approximately $0.2 million, $1.0 million and $1.2 million, respectively, from the settlement of uncertain tax positions with various state tax jurisdictions and the lapse of the statute of limitations for certain tax positions. The net benefits are reflected in income tax expense in the Consolidated Statements of Income and Comprehensive Income. We cannot make an estimate of the range of possible changes that may result from other audits.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Unrecognized tax benefits, beginning balance	$7,652	$8,127	$8,824
Gross increases — tax positions related to the current year	1,655	1,299	1,314
Gross increases — tax positions in prior periods	7,933	716	290
Gross decreases — tax positions in prior periods	(24)	(153)	(674)
Gross settlements	(405)	(394)	(663)
Lapse of statute of limitations	(221)	(2,215)	(558)
Gross (decreases) increases — foreign currency translation	145	272	(406)

Unrecognized tax benefits, ending balance	$16,735	$7,652	$8,127

Included in the balance of unrecognized tax benefits at January 30, 2011, January 31, 2010, and February 1, 2009, are $9.7 million, $6.8 million, and $7.3 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2010, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statement of Operations was $0.5 million. In total, as of January 30, 2011, we had recognized a liability for penalties of $0.9 million and interest of $2.2 million. As of January 31, 2010, and February 1, 2009, we had recognized a liability for penalties of $0.7 million and $0.8 million, respectively, and interest of $1.7 million and $1.8 million, respectively.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $0.7 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2011 as a result of settlements or a lapse of the statute of limitations.

As of January 30, 2011, we had, for income tax reporting purposes, federal net operating loss carryforwards of $50.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to the Internal Revenue Code. We also had a Canadian capital loss carryforward of $11.6 million which can be carried forward indefinitely.

Note 7 —	Earnings Per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used to calculate earnings per common share (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Basic	116,799	122,363	124,342
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,606	2,338	2,409

Diluted	119,405	124,701	126,751

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Certain stock-based compensation awards representing 1.5 million, 3.0 million and 4.8 million shares of common stock in 2010, 2009 and 2008, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.

Note 8 —	Stockholders’ Equity

Share Purchase Programs

In August 2007, the Board of Directors approved a share purchase program authorizing the purchase of up to $300.0 million of our common stock through August 2, 2009. We purchased 7.0 million shares for $225.0 million in 2009. We purchased 2.3 million shares of our common stock for $50.0 million during 2008, and 1.2 million shares of common stock for $25.0 million during the thirteen weeks ended May 3, 2009, completing the $300.0 million program.

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the June 2009 share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under the June 2009 share purchase program.

In June 2010, the Board of Directors replaced the $350 million program with a new share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended January 30, 2011, we purchased 2.6 million shares of common stock for $99.9 million. Since the inception of the $400.0 million authorization in June 2010, we have purchased 4.2 million shares of common stock for $156.2 million. As of January 30, 2011, $243.8 million remained available under the $400.0 million program.

Dividends

In 2010 and 2009, the Board of Directors declared the following dividends:

	Dividend
	Amount per	Stockholders of
Date Declared	Share	Record Date	Date Paid

2010:
March 23	$0.10	April 30, 2010	May 14, 2010
June 16	$0.125	July 30, 2010	August 13, 2010
September 29	$0.125	October 29, 2010	November 12, 2010
December 9	$0.125	January 28, 2011	February 11, 2011
2009:
March 24	$0.03	May 1, 2009	May 15, 2009
June 22	$0.10	July 31, 2009	August 14, 2009
September 30	$0.10	October 30, 2009	November 13, 2009
December 10	$0.10	January 29, 2010	February 12, 2010

Note 9 —	Stock-Based Compensation

We have several long-term incentive plans, including plans for stock options, restricted stock, performance share units, management equity units and employee stock purchases. Shares issued under our long-term incentive plans are issued from new shares.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Stock Options

At January 30, 2011, stock option grants representing 6.0 million shares of common stock were outstanding under all of the stock option plans, and 3.7 million of additional stock options or awards may be issued under the 2006 Equity Incentive Plan. These grants are made to employees, including officers and our Directors, at the fair market value on the date of the grant.

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	Year Ended January 30, 2011
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,309	$19.65
Granted	1,391	$31.78
Exercised	(2,492)	$18.00		$38,237
Forfeited/cancelled	(223)	$22.01

Outstanding at end of year	5,985	$23.07	4.23	$102,326

Vested and expected to vest at end of year	5,788	$22.95	4.18	$99,690

Exercisable at end of year	2,636	$21.72	2.96	$48,624

	Year Ended January 31, 2010
			Weighted-Average
		Weighted-Average	Remaining	Aggregate
	Shares	Exercise Price	Contractual Term	Intrinsic Value

Outstanding at beginning of year	7,080	$19.77
Granted	1,696	$16.97
Exercised	(733)	$10.52		$9,810
Forfeited/cancelled	(734)	$23.69

Outstanding at end of year	7,309	$19.65	4.29	$51,205

Vested and expected to vest at end of year	7,026	$19.72	4.23	$48,978

Exercisable at end of year	4,028	$19.64	3.38	$29,128

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

	Year Ended February 1, 2009
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

Restricted stock activity in our restricted stock plan is as follows (in thousands):

	Year Ended
	January 30, 2011		January 31, 2010		February 1, 2009
		Weighted-Average		Weighted-Average		Weighted-Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested at beginning of year	1,898	$24.38	2,685	$25.50	2,391	$27.92
Granted	39	$32.47	82	$18.05	978	$19.33
Vested	(611)	$23.94	(599)	$28.58	(367)	$24.85
Forfeited	(138)	$24.53	(270)	$24.29	(317)	$25.48

Nonvested at end of year	1,188	$24.85	1,898	$24.38	2,685	$25.50

The total fair value of restricted stock which vested during 2010, 2009 and 2008 was $17.2 million, $11.0 million, and $7.2 million, respectively.

Performance Share Units

The 2009 Performance Share Unit Program, approved by the Board of Directors in January 2009, provides for the issuance of performance share units, or “PSUs,” under the 2006 Equity Incentive Plan to executive officers and certain other members of our management team based upon an established performance goal. For units granted in 2010, the performance goal was defined as a specified end-of-year pre-tax income. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of his or her target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Actual performance against the end-of-year pre-tax income target was approved by the Board in March 2011, and qualified participants received 150% of their target awards. For units granted in 2009, the performance goal was defined as a specified end-of-year

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

net cash balance. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of his or her target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Our actual performance against the end-of-year net cash target was approved by the Board in March 2010, and qualified participants received 150% of their target awards. The PSUs are subject to time-based vesting, cliff vesting on the third anniversary of the initial grant date, and settle in shares at that time.

Activity for PSUs in 2010 and 2009 was as follows (in thousands):

	Year Ended
	January 30, 2011		January 31, 2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Nonvested at beginning of year	570	$16.97	—	$—
Granted	288	$31.77	592	$16.96
Additional units granted for performance achievement	262	$16.96	—	$—
Vested	—	—	—	$—
Forfeited	(55)	$18.89	(22)	$16.69

Nonvested at end of year	1,065	$22.14	570	$16.97

Management Equity Units

Beginning in 2009, certain members of management receive Management Equity Units or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value of the vested MEU grants will be determined using our closing stock price on the vest date and will be paid out in cash.

Activity for MEUs in 2010 and 2009 was as follows (in thousands):

	Year Ended
	January 30, 2011		January 31, 2010
		Weighted-Average		Weighted-Average
		Grant Date		Grant Date
	Units	Fair Value	Units	Fair Value

Nonvested at beginning of year	255	$25.75	—	$—
Granted	248	$40.17	285	$25.75
Vested	—	$—	—	$—
Forfeited	(53)	$40.17	(30)	$25.75

Nonvested at end of year	450	$40.17	255	$25.75

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

purchase until the ESPP plan termination date of July 31, 2012. Share purchases and proceeds were as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Shares purchased	68	167	338
Aggregate proceeds	$1,999	$3,784	$5,918

Stock-Based Compensation Expense

Stock-based compensation expense and the total income tax benefit recognized in the Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Stock options expense	$9,668	$8,263	$7,959
Restricted stock expense	6,559	11,626	14,227
PSU expense	7,701	3,369	—
Employee stock purchase plan expense	—	—	2,115

Stock-based compensation cost — equity awards	23,928	23,258	24,301
MEU expense	5,481	1,534	—

Total stock-based compensation cost	$29,409	$24,792	$24,301

Tax benefit	$10,286	$8,824	$8,304

At January 30, 2011, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $39.7 million and is expected to be recognized over a weighted average period of 1.3 years.

We estimated the fair value of stock options issued using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded call options on our stock, historical volatility of our stock and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time we expect options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the monthly U.S. Treasury yield curve in effect at the time of the option grant using the expected life of the option. Stock options are amortized straight-line over the vesting period net of estimated forfeitures by a charge to income. Actual values of grants could vary significantly from the results of the calculations. The following assumptions were used to value grants:

	Year Ended
	January 30,	January 31,	February 1,
	2011	2010	2009

Dividend yield	1.66%	0.62%	0.42%
Expected volatility	31.0%	46.0%	36.2%
Risk-free interest rate	1.31%	1.17%	1.96%
Forfeiture rate	14.8%	15.1%	15.4%
Expected lives	5.1 years	5.3 years	5.2 years
Vesting periods	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years
Weighted average fair value	$8.10	$6.68	$6.44

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

We have a defined contribution plan, or the “Plan,” pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2010, 2009 and 2008, we recognized expense related to matching contributions under these Plans of $6.3 million, $5.6 million, and $4.9 million, respectively.

Note 11 —	Financing Arrangements and Lease Obligations

Short-term Debt and Letters of Credit

We have a $350.0 million revolving credit facility, or “Revolving Credit Facility,” that expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at a bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for standby letters of credit or 0.438% to 0.625% for commercial letters of credit. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 31, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances under our Revolving Credit Facility.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of January 31, 2010, we had $48.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $48.2 million in restricted cash on deposit with the lender.

We issue letters of credit for guarantees provided for insurance programs.

The Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends, if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of January 30, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

Operating and Capital Leases

We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 4 additional 5-year terms. Store leases, excluding renewal options, expire at various dates through 2026. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases and capital leases. Total operating lease expense incurred, net of sublease income, during 2010, 2009 and 2008 was $302.4 million, $296.0 million and $275.1 million, respectively. Additional rent included in those amounts was not material.

At January 30, 2011, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating	Capital
	Leases	Leases

2011	$307,177	$99,888
2012	301,541	109,696
2013	279,320	108,781
2014	251,803	104,609
2015	214,550	98,478
Thereafter	542,175	337,847

Total minimum rental commitments	$1,896,566	$859,299

Less: amounts representing interest		(292,470)

Present value of minimum lease payments		566,829
Less: current portion		(45,277)

Long-term obligations		$521,552

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $0.9 million and $1.7 million in the Consolidated Balance Sheets as of January 30, 2011, and January 31, 2010, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $82.1 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of January 30, 2011 because we have not taken physical possession of the property.

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At January 30, 2011, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2011	$4,196
2012	3,153
2013	3,067
2014	2,726
2015	2,740
Thereafter	3,077

$18,959

Note 12 —	Commitments and Contingencies

Advertising Purchase Commitments

As of January 30, 2011, we had advertising commitments of approximately $22.7 million in 2011.

Product Purchase Commitments

As of January 30, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

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

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

July 8, 2008. On October 14, 2008, the U.S. District Court approved the settlement, and the Canadian courts gave final approval on November 3, 2008.

Two different groups of objectors filed notices of appeal with respect to the U.S. District Court’s approval of the U.S. settlement, and the Court of Appeals remanded one point of fact to the motions judge for additional clarification. Once the point remanded by the appeals court is addressed, these cases should be resolved, and we continue to believe they will not have a material adverse impact on our consolidated financial statements.

There have been no appeals filed in Canada.

In January 2011, we were named as a defendant in Pedroza v. PetSmart, Inc., et al., a lawsuit originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the U.S. District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code.

The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class or collective action, and we are vigorously defending these claims.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Note 13 —	Supplemental Schedule of Cash Flows

Supplemental cash flow information for 2010, 2009 and 2008 was as follows (in thousands):

	2010	2009	2008

Interest paid	$59,419	$59,153	$55,937
Income taxes paid, net of refunds	$137,869	$81,511	$92,786
Assets acquired using capital lease obligations	$42,175	$18,849	$86,083
Accruals and accounts payable for capital expenditures	$29,114	$25,827	$19,770
Dividends declared but unpaid	$14,436	$12,073	$3,816

PetSmart, Inc. and Subsidiaries

Notes to Consolidated Financial Statements — (Continued)

Note 14 —	Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2010 and 2009 is as follows:

	First	Second	Third	Fourth
Year Ended January 30, 2011	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)

Merchandise sales	$1,233,595	$1,216,682	$1,230,911	$1,359,619
Services sales	153,287	165,305	148,282	151,881
Other revenue	8,271	8,553	8,877	8,534
Net sales	1,395,153	1,390,540	1,388,070	1,520,034
Gross profit	404,292	396,295	388,985	464,959
Operating income	103,261	92,007	83,640	149,820
Income before income tax expense and equity in income from Banfield	87,918	77,417	69,351	135,205
Net income	55,592	48,386	45,613	90,276
Earnings per common share:
Basic	$0.47	$0.41	$0.39	$0.78
Diluted	0.46	0.41	0.38	0.77
Weighted average shares outstanding:
Basic	117,976	117,079	116,943	115,222
Diluted	120,382	119,423	119,360	117,712

	First	Second	Third	Fourth
Year Ended January 31, 2010	Quarter	Quarter	Quarter	Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)

Merchandise sales	$1,184,755	$1,154,593	$1,157,647	$1,264,044
Services sales	142,819	154,192	136,703	141,639
Other revenue	—	—	—	—
Net sales	1,327,574	1,308,785	1,294,350	1,405,683
Gross profit	377,252	369,412	356,176	416,377
Operating income	89,869	73,789	71,280	134,141
Income before income tax expense and equity in income from Banfield	74,895	58,819	56,249	119,368
Net income	46,262	38,964	38,070	75,029
Earnings per common share:
Basic	$0.37	$0.32	$0.31	$0.63
Diluted	0.37	0.31	0.31	0.61
Weighted average shares outstanding:
Basic	124,355	123,474	121,661	119,962
Diluted	126,524	125,504	123,781	122,658

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of January 30, 2011 and January 31, 2010, and for each of the three years in the period ended January 30, 2011, and the Company’s internal control over financial reporting as of January 30, 2011, and have issued our reports thereon dated March 24, 2011; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 24, 2011

A-1

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

	Balance at			Balance at
	Beginning	Charged to		End of
Description	of Period	Expense	Deductions	Period
		(In thousands)

Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2008	$5,868	$4,736	$(2,827)	$7,777

2009	$7,777	$9,652	$(4,865)	$12,564

2010	$12,564	$6,493	$(12,243)	$6,814

Shrink
2008	$7,424	$26,430	$(27,032)	$6,822

2009	$6,822	$24,250	$(27,205)	$3,867

2010	$3,867	$30,046	$(30,723)	$3,190

A-2

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

3.1		Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993
3.2		Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005
3.3		Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997
3.35		Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	8-K	0-21888	3.4	6/23/2009
3.4		Bylaws of PetSmart, as amended	8-K	0-21888	3.5	6/23/2009
4.1		Reference is made to Exhibits 3.1 through 3.4
4.2		Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993
10	.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993
10	.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Appendix B	5/12/2003
10	.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998
10	.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003
10	.5†	2002 Employee Stock Purchase Plan, as amended	10-K
10	.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007
10	.7†	Executive Short-Term Incentive Plan, as amended	Proxy Statement	0-21888	Appendix A	5/3/2010
10	.8†	Amended and Restated Employment Agreement, between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer	10-Q	0-21888	10.12	11/26/2008
10	.9†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer	10-Q	0-21888	10.13	11/26/2008
10	.10†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	10-Q	0-21888	10.22	5/29/2009

E-1

			Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

10	.11†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003
10	.12†	Amended and Restated Executive Change in Control and Severance Benefit Plan	10-Q	0-21888	10.16	11/26/2008
10	.13†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004
10	.14†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006
10	.15†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005
10	.16†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007
10	.17†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006
10	.18†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006
10	.19†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007
10.20		Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.	8-K	0-21888	10.21	7/3/2006
10.21		Second Amendment to Letter of Credit Agreement, dated as of May 13, 2009	10-Q	0-21888	10.20	8/28/2009
10.22		Credit Agreement dated as of August 15, 2007 among PetSmart, Inc., PetSmart Store Support Group, Inc., the Lenders Party thereto, Bank of America, N.A., as issuing bank, administrative agent and collateral agent, and Banc of America Securities LLC, as sole arranger and sole bookrunner.	8-K	0-21888	10.2	8/17/2007
10.23		2010 Performance Share Unit Program	8-K	0-21888	10.1	3/26/2010
23.1		Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X
31.1		Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

E-2

Incorporated By Reference
Exhibit							Filed
Number		Exhibit Description	Form	File No.	Exhibit	Filing Date	Herewith

31.2		Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X
32	.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X
32	.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X
101	.INS	XBRL Instance					X
101	.SCH	XBRL Taxonomy Extension Schema					X
101	.CAL	XBRL Taxonomy Extension Calculation					X
101	.LAB	XBRL Taxonomy Extension Labels					X
101	.PRE	XBRL Taxonomy Extension Presentation					X
101	.DEF	XBRL Taxonomy Extension Definition					X

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompany this Annual Report on Form 10-K, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

E-3