Form 10-Q
period 2011-05-01
PETSMART INC
filed 2011-05-27
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 1, 2011
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
Common Stock, $.0001 Par Value, 113,392,630 Shares at May 13, 2011

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of May 1, 2011, January 30, 2011, and May 2, 2010	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen weeks ended May 1, 2011, and May 2, 2010	5
Condensed Consolidated Statements of Cash Flows for the thirteen weeks ended May 1, 2011, and May 2, 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	20
Item 4. Controls and Procedures	20
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	24
Signatures	25
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of May 1, 2011 and May 2, 2010, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.
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
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 30, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 24, 2011, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 30, 2011, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
May 27, 2011

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 1,	January 30,	May 2,
	2011	2011	2010
ASSETS

Cash and cash equivalents	$228,097	$291,949	$241,964
Short-term investments	9,761	9,708	—
Restricted cash	61,439	61,439	46,515
Receivables, net	52,802	53,971	47,460
Merchandise inventories	635,354	615,841	596,660
Deferred income taxes	44,999	44,999	36,805
Prepaid expenses and other current assets	72,286	46,022	61,007

Total current assets	1,104,738	1,123,929	1,030,411
Property and equipment, net	1,100,910	1,132,435	1,176,144
Equity investment in Banfield	29,473	42,858	33,924
Deferred income taxes	91,260	96,215	87,148
Goodwill	45,597	44,111	43,667
Other noncurrent assets	36,802	30,672	27,155

Total assets	$2,408,780	$2,470,220	$2,398,449

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$154,435	$168,776	$198,280
Accrued payroll, bonus and employee benefits	114,608	139,359	98,615
Accrued occupancy expenses and deferred rents	60,349	64,328	59,293
Current maturities of capital lease obligations	47,176	45,277	39,462
Other current liabilities	168,690	156,065	142,136

Total current liabilities	545,258	573,805	537,786
Capital lease obligations	515,139	521,552	533,893
Deferred rents	84,704	86,027	89,625
Other noncurrent liabilities	119,693	118,194	103,621

Total liabilities	1,264,794	1,299,578	1,264,925

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 162,973, 162,586 and 161,253 shares issued	16	16	16
Additional paid-in capital	1,238,604	1,222,340	1,169,930
Retained earnings	1,334,534	1,277,803	1,137,466
Accumulated other comprehensive income	8,154	5,380	4,786
Less: Treasury stock, at cost, 49,582, 47,094 and 42,929 shares	(1,437,322)	(1,334,897)	(1,178,674)

Total stockholders’ equity	1,143,986	1,170,642	1,133,524

Total liabilities and stockholders’ equity	$2,408,780	$2,470,220	$2,398,449

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Merchandise sales	$1,314,349	$1,233,595
Services sales	167,096	153,287
Other revenue	8,921	8,271

Net sales	1,490,366	1,395,153

Cost of merchandise sales	919,476	869,842
Cost of services sales	120,554	112,748
Cost of other revenue	8,921	8,271

Total cost of sales	1,048,951	990,861

Gross profit	441,415	404,292
Operating, general and administrative expenses	319,732	301,031

Operating income	121,683	103,261
Interest expense, net	(14,447)	(15,343)

Income before income tax expense and equity in income from Banfield	107,236	87,918
Income tax expense	(38,906)	(33,764)
Equity in income from Banfield	2,575	1,438

Net income	70,905	55,592
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	2,774	2,417

Comprehensive income	$73,679	$58,009

Earnings per common share:
Basic	$0.62	$0.47

Diluted	$0.61	$0.46

Weighted average shares outstanding:
Basic	113,541	117,976
Diluted	115,699	120,382
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$70,905	$55,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	60,001	59,738
Loss on disposal of property and equipment	793	3,758
Stock-based compensation expense	6,186	6,572
Deferred income taxes	3,181	6,311
Equity in income from Banfield	(2,575)	(1,438)
Dividend received from Banfield	15,960	—
Tax benefits from tax deductions in excess of the compensation cost recognized	(2,419)	(4,462)
Non-cash interest expense	196	308
Changes in other operating assets and liabilities:
Merchandise inventories	(18,482)	(32,140)
Other assets	(29,322)	(1,334)
Accounts payable	(7,335)	(7,756)
Accrued payroll, bonus and employee benefits	(24,915)	(6,723)
Other liabilities	24,202	7,858

Net cash provided by operating activities	96,376	86,284

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,211)	—
Proceeds from maturities of investments	1,000	—
Decrease in restricted cash	—	1,657
Cash paid for property and equipment	(31,060)	(31,063)
Proceeds from sales of property and equipment	110	55

Net cash used in investing activities	(34,161)	(29,351)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	12,111	16,483
Minimum statutory withholding requirements	(6,161)	(4,788)
Cash paid for treasury stock	(102,425)	(107,068)
Payments of capital lease obligations	(12,535)	(15,239)
Decrease in bank overdraft	(7,257)	(6,419)
Tax benefits from tax deductions in excess of the compensation cost recognized	2,419	4,462
Cash dividends paid to stockholders	(14,436)	(12,072)

Net cash used in financing activities	(128,284)	(124,641)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,217	1,312

DECREASE IN CASH AND CASH EQUIVALENTS	(63,852)	(66,396)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291,949	308,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$228,097	$241,964

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of May 1, 2011, we operated 1,192 retail stores and had full-service veterinary hospitals in 776 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 766 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 10 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for the fair statement of results for the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 30, 2011.
     Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended May 1, 2011, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2011 ends on January 29, 2012, while fiscal 2010 ended on January 30, 2011, both 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
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
     At May 1, 2011, we had Foreign Exchange Contracts outstanding with a notional amount of $10.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the liability related to these Foreign Exchange Contracts included in other current liabilities was immaterial at May 1, 2011. The fair value of the receivable related to these Foreign Exchange Contracts included in prepaid expenses and other current assets was also immaterial at January 30, 2011. During the thirteen weeks ended May 1, 2011, we recorded $0.6 million in losses on the Foreign Exchange Contracts. We did not enter into any Foreign Exchange Contracts during the thirteen weeks ended May 2, 2010.
NOTE 3 — INCOME TAXES
     We generally do not materially adjust deferred income taxes as part of our interim income tax provision. During the thirteen weeks ended May 1, 2011, changes in deferred income taxes were primarily due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2011. During the thirteen weeks ended May 1, 2011, we recognized a tax benefit of $3.9 million from dividends received from Banfield.

NOTE 4 — INVESTMENTS
     We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in the stock of Banfield was as follows (in thousands):

	May 1, 2011		January 30, 2011		May 2, 2010
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	23,758	—	21,183	—	12,249
Dividend received from Banfield	—	(15,960)	—	—	—	—

Total equity investment in Banfield	4,693	$29,473	4,693	$42,858	4,693	$33,924

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of May 1, 2011, January 30, 2011, and May 2, 2010. Our ownership percentage as of May 1, 2011, January 30, 2011, and May 2, 2010, considering all classes of stock (voting and non-voting) was 21.0%. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.
     Banfield’s financial data is summarized as follows (in thousands):

	May 1, 2011	January 30, 2011	May 2, 2010
Current assets	$382,346	$351,379	$286,783
Noncurrent assets	128,793	119,175	125,090
Current liabilities	386,176	279,836	263,205
Noncurrent liabilities	13,253	12,367	15,767

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Net sales	$164,858	$149,308
Income from operations	21,387	11,717
Net income	12,262	6,844
     In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses.
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.9 million and $8.3 million during the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $2.9 million, $2.7 million and $2.6 million at May 1, 2011, January 30, 2011, and May 2, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.
NOTE 5 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	May 1, 2011	January 30, 2011	May 2, 2010
Total remaining gross occupancy costs	$32,511	$34,313	$38,703
Less:
Expected sublease income	(19,447)	(22,964)	(26,691)
Interest costs	(1,749)	(1,585)	(1,822)

Reserve for closed stores	$11,315	$9,764	$10,190

Current portion, included in other current liabilities	$3,230	$3,056	$2,982
Noncurrent portion, included in other noncurrent liabilities	8,085	6,708	7,208

Reserve for closed stores	$11,315	$9,764	$10,190

     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Opening balance	$9,764	$8,216

Reserve for new store closures	—	2,802
Changes in sublease assumptions	2,530	—
Other	198	120

Charges, net	2,728	2,922
Payments	(1,177)	(948)

Ending balance	$11,315	$10,190

NOTE 6 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Basic	113,541	117,976
Effect of dilutive securities:
Stock options, restricted stock and performance share units	2,158	2,406

Diluted	115,699	120,382

     Certain stock-based compensation awards representing 1.9 million and 2.8 million shares of common stock in the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
NOTE 7 — STOCKHOLDERS’ EQUITY
     Share Purchase Program
     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.
     In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended May 1, 2011, we purchased 2.5 million shares of common stock for $102.4 million under the $400.0 million program. Since the inception of the share purchase authorization in June 2010, we have purchased 6.7 million shares of common stock for $258.6 million. As of May 1, 2011, $141.4 million remained available under the $400.0 million program.
     Dividends
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

NOTE 8 — STOCK-BASED COMPENSATION
     The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Stock options expense	$2,929	$2,297
Restricted stock expense	1,117	1,525
Performance share unit expense	2,140	1,568

Stock-based compensation cost — equity awards	$6,186	$5,390
Management equity unit expense	1,912	1,182

Total stock-based compensation cost	$8,098	$6,572

Tax benefit	$2,673	$2,307

     At May 1, 2011, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $62.7 million and is expected to be recognized over a weighted average period of 1.6 years.
NOTE 9 — FOREIGN CURRENCY
     Foreign currency translation adjustments were the primary component of other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax expense related to the foreign currency translation adjustments was $1.8 million and $1.4 million for the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively. The transaction gain included in net income was $0.7 million for each of the thirteen weeks ended May 1, 2011, and May 2, 2010.
     The impact of foreign currency translation adjustments to the carrying value of goodwill was $1.5 million and $0.5 million for the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Interest paid	$14,499	$15,076
Income taxes paid, net of refunds	23,712	24,924
Assets acquired using capital lease obligations	6,965	14,085
Accruals and accounts payable for capital expenditures	17,329	14,822
Dividends declared but unpaid	14,174	11,833
NOTE 11 — CREDIT FACILITIES
     During the thirteen weeks ended May 1, 2011, we elected to reduce the aggregate commitment amount under our $350.0 million revolving credit facility, or “Revolving Credit Facility,” to $100.0 million, which allows us to avoid stand-by costs related to the excess commitment amount. This Revolving Credit Facility expires on August 15, 2012. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of May 1, 2011. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding, and as of May 2, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires on August 15, 2012. As of May 1, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of May 2, 2010, we had

$46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.
     Our Revolving Credit facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of May 1, 2011, we were in compliance with the terms and covenants of our revolving credit facility and stand-alone letter of credit facility.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Advertising Purchase Commitments
     As of May 1, 2011, we had obligations to purchase $12.9 million of advertising through the remainder of 2011.
     Product Purchase Commitments
     As of May 1, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
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
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. On October 14, 2008, the U.S. District Court approved the settlement, and the Canadian courts gave final approval on November 3, 2008. No appeals were filed in Canada and although an appeal of the U.S. settlement was filed in 2009, on April 5, 2011, the District Court reconfirmed on remand the settlement in its entirety, thus concluding these cases with no material impact on our condensed consolidated financial statements.
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

     The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit, therefore, we have not accrued any liability. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class or collective action, and we are vigorously defending these claims.
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
     Except for historical information, the following discussion contains forward-looking statements that involve risks and uncertainties. In the normal course of business, our financial position is routinely subjected to a variety of risks, including market risks associated with store expansion, investments in information systems, international expansion, vendor reliability, competitive forces and government regulatory actions. Our actual results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below:
•	A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.

•	The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

•	Comparable store sales growth may decrease. If we are unable to increase sales at our existing stores, our results of operations could be harmed.

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
     For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended January 30, 2011, filed with the Securities and Exchange Commission on March 24, 2011, which is incorporated herein by reference.

Overview
     Based on our 2010 net sales of $5.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of May 1, 2011, we operated 1,192 stores, and we anticipate opening 40 to 45 net new stores during the remainder of 2011. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of May 1, 2011, we operated 184 PetsHotels, and we anticipate opening 5 to 10 additional PetsHotels during the remainder of 2011.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of May 1, 2011, 776 of our stores included full service veterinary hospitals. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 766 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 10 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the continuing changes in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we believe cannot easily be duplicated. Additionally, we believe that our cash flow from operations and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future and we continue to have access to our revolving credit facility. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•
Diluted earnings per common share increased 32.6% to $0.61, on net income of $70.9 million, for the thirteen weeks ended May 1, 2011, compared to diluted earnings per common share of $0.46 on net income of $55.6 million for the thirteen weeks ended May 2, 2010.

•
Net sales increased 6.8% to $1.5 billion for the thirteen weeks ended May 1, 2011, compared to $1.4 billion for the thirteen weeks ended May 2, 2010. The increase in net sales was partially impacted by $4.2 million in favorable foreign currency fluctuations for the thirteen weeks ended May 1, 2011.

•	Comparable store sales, or sales in stores open at least one year, increased 5.0% for the thirteen weeks ended May 1, 2011.

•	Services sales increased 9.0% to $167.1 million for the thirteen weeks ended May 1, 2011, compared to $153.3 million for the thirteen weeks ended May 2, 2010.

•
As of May 1, 2011, we had $289.5 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the thirteen weeks ended May 1, 2011.

•	We purchased 2.5 million shares of our common stock for $102.4 million during the thirteen weeks ended May 1, 2011.
Critical Accounting Policies and Estimates
     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2011. We have made no significant change in our critical accounting policies since January 30, 2011.

Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Net sales	100.0%	100.0%
Total cost of sales	70.4	71.0

Gross profit	29.6	29.0
Operating, general and administrative expenses	21.5	21.6

Operating income	8.2	7.4
Interest expense, net	(1.0)	(1.1)

Income before income tax expense and equity in income from Banfield	7.2	6.3
Income tax expense	(2.6)	(2.4)
Equity in income from Banfield	0.2	0.1

Net income	4.8%	4.0%

Thirteen Weeks Ended May 1, 2011, Compared to the Thirteen Weeks Ended May 2, 2010
     Net Sales
     Net sales increased $0.1 billion, or 6.8%, to $1.5 billion for the thirteen weeks ended May 1, 2011, compared to $1.4 billion for the thirteen weeks ended May 2, 2010. The increase in net sales was partially impacted by $4.2 million in favorable foreign currency fluctuations. Approximately 30% of the sales increase is due to the addition of 32 net new stores and 19 new PetsHotels since May 2, 2010, and 70% of the sales increase is due to a 5.0% increase in comparable store sales for the thirteen weeks ended May 1, 2011. The increase in comparable store sales was due to the impact of merchandising strategies, pricing strategies and new product offerings. An increase in the number of transactions represented 2.7% of the comparable store sales growth in the thirteen weeks ended May 1, 2011, compared to (0.4)% in the thirteen weeks ended May 2, 2010. An increase in the average sales per transaction represented 2.3% of the comparable store sales growth in the thirteen weeks ended May 1, 2011, compared to 3.2% in the thirteen weeks ended May 2, 2010.
     Services sales, included in the net sales amount discussed above, include grooming, training, boarding and day camp and increased 9.0%, or $13.8 million, to $167.1 million for the thirteen weeks ended May 1, 2011, compared to $153.3 million for the thirteen weeks ended May 2, 2010. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of 32 net new stores and 19 new PetsHotels since May 2, 2010.
     Other revenue included in net sales during the thirteen weeks ended May 1, 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $8.9 million, compared to 0.6% of net sales, or $8.3 million, for the thirteen weeks ended May 2, 2010. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased to 29.6% of net sales for the thirteen weeks ended May 1, 2011, from 29.0% for the thirteen weeks ended May 2, 2010, representing an increase of 60 basis points.
     Overall merchandise margin increased 15 basis points due to improvement in rate, which was slightly offset by mix. The rate improvement is the result of increased sales of higher margin goods within the product categories during the thirteen weeks ended May 1, 2011, relative to the thirteen weeks ended May 2, 2010. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. Consumables merchandise sales, which include pet food, treats and litter, generate lower gross margins on average compared to hardgoods merchandise.

     Services margin increased 15 basis points primarily due to increased sales and reduced operating costs of our PetsHotels services as well as a shift to higher margin offerings in our grooming services.
     Store occupancy costs included in margin provided 30 basis points due to leverage associated with the increase in net sales.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses decreased to 21.5% of net sales for the thirteen weeks ended May 1, 2011, compared to 21.6% of net sales for the thirteen weeks ended May 2, 2010, representing a decrease of 10 basis points.
     Operating, general and administrative expenses increased on a dollar basis by $18.7 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings, higher benefit costs and higher bank fees associated with increases in debit card rates.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $14.7 million during the thirteen weeks ended May 1, 2011, compared to $15.4 million for the thirteen weeks ended May 2, 2010. Included in interest expense, net was interest income of $0.3 million and $0.1 million for the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively.
     Income Tax Expense
     In the thirteen weeks ended May 1, 2011, the $38.9 million income tax expense represents an effective tax rate of 36.3%, compared with the thirteen weeks ended May 2, 2010, when we had income tax expense of $33.8 million, which represented an effective tax rate of 38.4%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received during the quarter from Banfield. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.
     Equity in Income from Banfield
     Our equity in income from our investment in Banfield was $2.6 million and $1.4 million for the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively, based on our ownership percentage in Banfield’s net income.
Liquidity and Capital Resources
Cash Flow
     We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our revolving credit facility, although there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of common stock.
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Cash provided by operating activities was $96.4 million for the thirteen weeks ended May 1, 2011, compared to $86.3 million for the thirteen weeks ended May 2, 2010. The primary differences between the thirteen weeks ended May 1, 2011, and May 2, 2010, resulted from the $16.0 million dividend received from Banfield.
     Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Cash used in investing activities was $34.2 million for the thirteen weeks ended May 1, 2011, compared to $29.4 million for the thirteen weeks ended May 2, 2010. The primary differences between the thirteen weeks ended May 1, 2011, and May 2, 2010, were purchases of investments and a decrease in restricted cash.
     Net cash used in financing activities was $128.3 million for the thirteen weeks ended May 1, 2011, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, a decrease in our bank overdraft, offset by net proceeds from common stock issued under equity incentive plans. Net cash used in financing activities for the thirteen weeks ended May 2, 2010, was $124.6 million. The primary difference between the thirteen weeks ended May 1, 2011, and the thirteen weeks ended May 2, 2010, was a decrease in net proceeds from common stock issued under equity incentive plans.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 5 new stores and did not close any stores in the thirteen weeks ended May 1, 2011. Generally, each new store requires capital expenditures of approximately $1.1 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2011, based on our plan to open 45 to 50 net new stores and 10 to 15 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.
     The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	May 1, 2011	May 2, 2010
Capital Expenditures:
New stores	$10,467	$7,272
Store-related projects(1)	9,420	12,064
PetsHotel(2)	1,022	1,194
Information technology	8,438	5,839
Supply chain	1,487	4,518
Other	226	176

Total capital expenditures	$31,060	$31,063

(1)	Includes store remodels, grooming salon expansion, equipment replacements, relocations and various merchandising projects.

(2)	For new and existing stores.
Commitments
     As of May 1, 2011, we had obligations to purchase $12.9 million of advertising through the remainder of 2011.
     As of May 1, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
     There have been no other material changes in our contractual obligations since January 30, 2011. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2011.
Credit Facilities
     During the thirteen weeks ended May 1, 2011, we decreased the aggregate commitment amount under our $350.0 million revolving credit facility, or “Revolving Credit Facility,” to $100.0 million. We elected to reduce the Revolving Credit Facility as we do not anticipate borrowings, if any, in excess of $100.0 million, which allows us to avoid stand-by costs related to the excess commitment amount. This Revolving Credit Facility expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at the bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of May 1, 2011. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding, and as of May 2, 2010, we had no borrowings and $35.7 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of May 1, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of May 2, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.
     Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of May 1, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. Our Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     On March 23, 2011, the Board of Directors declared a quarterly cash dividend of $0.125 per share payable on May 13, 2011 to stockholders of record on April 29, 2011.
Share Purchase Program
     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.
     In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended May 1, 2011, we purchased 2.5 million shares of common stock for $102.4 million under the $400.0 million program. Since the inception of the share purchase authorization in June 2010, we have purchased 6.7 million shares of common stock for $258.6 million. As of May 1, 2011, $141.4 million remained available under the $400.0 million program.
Related Party Transactions
     We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 766 of our stores. Our investment consists of common and preferred stock. As of May 1, 2011, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.

     Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $2.6 million and $1.4 million for the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively. During the thirteen weeks ended May 1, 2011, we received a dividend from Banfield of $16.0 million.
     In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses.
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.9 million and $8.3 million during the thirteen weeks ended May 1, 2011, and May 2, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $2.9 million, $2.7 million and $2.6 million at May 1, 2011, January 30, 2011, and May 2, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
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
Impact of Federal Health Care Reform Legislation
     In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” The provisions of the Acts are not expected to have a significant impact to our condensed consolidated financial statements in the short term. The longer term potential impacts of the Acts to our business and the condensed consolidated financial statements are currently uncertain. We will continue to assess the impact of the Acts on our health plan.

Item 3.	Quantitative and Qualitative Disclosures about Market Risks
     As of May 1, 2011, there have been no material changes in any of the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 30, 2011. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 30, 2011.

Item 4.	Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 1, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and

15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 1, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 1, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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
     On May 21, 2008, the parties to the U.S. lawsuits comprising the In re: Pet Food Product Liability Litigation and the Canadian cases jointly submitted a comprehensive settlement arrangement for court approval. On October 14, 2008, the U.S. District Court approved the settlement, and the Canadian courts gave final approval on November 3, 2008. No appeals were filed in Canada and although an appeal of the U.S. settlement was filed in 2009, on April 5, 2011, the District Court reconfirmed on remand the settlement in its entirety, thus concluding these cases with no material impact on our condensed consolidated financial statements.
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
     The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit, therefore, we have not accrued any liability. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class or collective action, and we are vigorously defending these claims.
     We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Item 1A.	Risk Factors
     In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 30, 2011, which could materially affect our business, financial condition or future results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 1, 2011

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
January 31, 2011 to February 27, 2011	—	—	—	$243,778,000
February 28, 2011 to April 3, 2011	2,488,000	$41.17	2,488,000	$141,353,000
April 4, 2011 to May 1, 2011	—	—	—	$141,353,000

Thirteen Weeks Ended May 1, 2011	2,488,000	$41.17	2,488,000	$141,353,000

(1)	In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012.

Item 6.	Exhibits
(a)	Exhibits

Exhibit 10.1	2011 Performance Share Unit Program(1)

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB **	XBRL Taxonomy Extension Labels

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition

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

(1)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K/A (File No. 0-21888), filed with the Securities and Exchange Commission on March 28, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetSmart, Inc. (Registrant)
/s/ Lawrence P. Molloy
Date: May 27, 2011	Lawrence P. Molloy
Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)