Form 10-Q
period 2011-07-31
PETSMART INC
filed 2011-08-25
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended July 31, 2011
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
Common Stock, $.0001 Par Value, 112,742,383 Shares at August 12, 2011

PetSmart, Inc. and Subsidiaries
INDEX

Page
Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of July 31, 2011, January 30, 2011, and August 1, 2010	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and twenty-six weeks ended July 31, 2011, and August 1, 2010	5
Condensed Consolidated Statements of Cash Flows for the twenty-six weeks ended July 31, 2011, and August 1, 2010	6
Notes to Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3. Quantitative and Qualitative Disclosures About Market Risk	21
Item 4. Controls and Procedures	21
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	22
Item 1A. Risk Factors	22
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 6. Exhibits	22
Signatures	24
EX-15.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona
We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of July 31, 2011 and August 1, 2010, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.
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
/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
August 25, 2011

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	July 31,	January 30,	August 1,
	2011	2011	2010
ASSETS

Cash and cash equivalents	$259,180	$291,949	$239,413
Short-term investments	11,833	9,708	—
Restricted cash	61,439	61,439	46,515
Receivables, net	63,991	53,971	54,042
Merchandise inventories	638,294	615,841	622,483
Deferred income taxes	44,999	44,999	36,805
Prepaid expenses and other current assets	84,177	46,022	92,585

Total current assets	1,163,913	1,123,929	1,091,843
Property and equipment, net	1,072,269	1,132,435	1,158,509
Equity investment in Banfield	32,256	42,858	36,043
Deferred income taxes	92,198	96,215	87,561
Goodwill	45,428	44,111	43,323
Other noncurrent assets	37,553	30,672	26,566

Total assets	$2,443,617	$2,470,220	$2,443,845

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and bank overdraft	$189,959	$168,776	$198,093
Accrued payroll, bonus and employee benefits	123,557	139,359	107,203
Accrued occupancy expenses and deferred rents	65,704	64,328	62,046
Current maturities of capital lease obligations	49,362	45,277	41,147
Other current liabilities	142,081	156,065	128,807

Total current liabilities	570,663	573,805	537,296
Capital lease obligations	514,724	521,552	534,928
Deferred rents	83,675	86,027	88,279
Other noncurrent liabilities	118,620	118,194	105,223

Total liabilities	1,287,682	1,299,578	1,265,726

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 163,748, 162,586 and 161,487 shares issued	16	16	16
Additional paid-in capital	1,268,297	1,222,340	1,181,647
Retained earnings	1,379,937	1,277,803	1,171,039
Accumulated other comprehensive income	7,964	5,380	4,091
Less: Treasury stock, at cost, 51,003, 47,094 and 42,929 shares	(1,500,279)	(1,334,897)	(1,178,674)

Total stockholders’ equity	1,155,935	1,170,642	1,178,119

Total liabilities and stockholders’ equity	$2,443,617	$2,470,220	$2,443,845

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Merchandise sales	$1,300,473	$1,216,682	$2,614,822	$2,450,277
Services sales	177,945	165,305	345,041	318,592
Other revenue	9,135	8,553	18,056	16,824

Net sales	1,487,553	1,390,540	2,977,919	2,785,693

Cost of merchandise sales	916,736	869,226	1,836,212	1,739,068
Cost of services sales	124,698	116,466	245,252	229,214
Cost of other revenue	9,135	8,553	18,056	16,824

Total cost of sales	1,050,569	994,245	2,099,520	1,985,106

Gross profit	436,984	396,295	878,399	800,587
Operating, general and administrative expenses	326,708	304,288	646,440	605,319

Operating income	110,276	92,007	231,959	195,268
Interest expense, net	(14,255)	(14,590)	(28,702)	(29,933)

Income before income tax expense and equity in income from Banfield	96,021	77,417	203,257	165,335
Income tax expense	(37,624)	(31,150)	(76,530)	(64,914)
Equity in income from Banfield	2,783	2,119	5,358	3,557

Net income	61,180	48,386	132,085	103,978
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(194)	(695)	2,572	1,722
Other	5	—	13	—

Comprehensive income	$60,991	$47,691	$134,670	$105,700

Earnings per common share:
Basic	$0.54	$0.41	$1.17	$0.88

Diluted	$0.54	$0.41	$1.15	$0.87

Weighted average shares outstanding:
Basic	112,396	117,079	112,972	117,528
Diluted	114,341	119,423	115,039	119,917
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	For the Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$132,085	$103,978
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,595	118,312
Loss on disposal of property and equipment	4,659	5,175
Stock-based compensation expense	13,627	12,973
Deferred income taxes	2,373	6,343
Equity in income from Banfield	(5,358)	(3,557)
Dividend received from Banfield	15,960	—
Excess tax benefits from stock-based compensation	(6,977)	(5,246)
Non-cash interest expense	363	350
Changes in other operating assets and liabilities:
Merchandise inventories	(21,650)	(58,276)
Other assets	(46,244)	(38,709)
Accounts payable	8,175	(6,145)
Accrued payroll, bonus and employee benefits	(15,941)	1,956
Other liabilities	4,579	(8,748)

Net cash provided by operating activities	205,246	128,406

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(15,661)	—
Proceeds from maturities of investments	3,240	—
Proceeds from sales of investments	838	—
Decrease in restricted cash	—	1,657
Cash paid for property and equipment	(51,186)	(54,848)
Proceeds from sales of property and equipment	212	118

Net cash used in investing activities	(62,557)	(53,073)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock traded under stock incentive plans	30,009	22,115
Minimum statutory withholding requirements	(6,474)	(5,105)
Cash paid for treasury stock	(165,382)	(107,068)
Payments of capital lease obligations	(26,947)	(28,256)
Increase (Decrease) in bank overdraft	12,738	(8,140)
Excess tax benefits from stock-based compensation	6,977	5,246
Cash dividends paid to stockholders	(28,611)	(23,905)

Net cash used in financing activities	(177,690)	(145,113)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	2,232	833

DECREASE IN CASH AND CASH EQUIVALENTS	(32,769)	(68,947)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291,949	308,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$259,180	$239,413

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to Condensed Consolidated Financial Statements
(Unaudited)
NOTE 1 — GENERAL
     PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of July 31, 2011, we operated 1,197 retail stores and had full-service veterinary hospitals in 778 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 769 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 9 hospitals are operated by other third parties in Canada.
     The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended January 30, 2011.
     Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended July 31, 2011, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2011 ends on January 29, 2012, while fiscal 2010 ended on January 30, 2011, both 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
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
     At July 31, 2011, we had Foreign Exchange Contracts outstanding with a notional amount of $10.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the liability related to these Foreign Exchange Contracts, included in other current liabilities, was immaterial at July 31, 2011, and August 1, 2010. The fair value of the receivable related to these Foreign Exchange Contracts, included in prepaid expenses and other current assets, was also immaterial at January 30, 2011. We recorded immaterial losses on Foreign Exchange Contracts during the thirteen and twenty-six weeks ended July 31, 2011, and August 1, 2010.
NOTE 3 — INCOME TAXES
     We generally do not materially adjust deferred income taxes as part of our interim income tax provision. During the thirteen weeks ended July 31, 2011, changes in deferred income taxes were primarily due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2011. During the twenty-six weeks ended July 31, 2011, we recognized a tax benefit of $3.9 million from dividends received from Banfield.
NOTE 4 — INVESTMENTS
     We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in the stock of Banfield was as follows (in thousands):

	July 31, 2011		January 30, 2011		August 1, 2010
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	26,541	—	21,183	—	14,368
Dividend received from Banfield	—	(15,960)	—	—	—	—

Total equity investment in Banfield	4,693	$32,256	4,693	$42,858	4,693	$36,043

     Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of July 31, 2011, January 30, 2011, and August 1, 2010. Our ownership percentage as of July 31, 2011, January 30, 2011, and August 1, 2010, considering all classes of stock (voting and non-voting) was 21.0%.
     Banfield’s financial data is summarized as follows (in thousands):

	July 31, 2011	January 30, 2011	August 1, 2010
Current assets	$340,116	$351,379	$314,625
Noncurrent assets	128,942	119,175	122,987
Current liabilities	332,841	279,836	278,683
Noncurrent liabilities	11,257	12,367	15,932

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales	$176,428	$161,346	$341,286	$310,654
Income from operations	23,532	16,929	44,919	28,646
Net income	13,250	10,096	25,512	16,940
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.1 million and $8.6 million during the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, and $18.1 million and $16.8 million during the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.1 million, $2.7 million and $3.0 million at July 31, 2011, January 30, 2011, and August 1, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
     The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.
NOTE 5 — RESERVE FOR CLOSED STORES
     The components of the reserve for closed stores were as follows (in thousands):

	July 31, 2011	January 30, 2011	August 1, 2010
Total remaining gross occupancy costs	$30,297	$34,313	$38,059
Less:
Expected sublease income	(18,574)	(22,964)	(25,198)
Interest costs	(1,549)	(1,585)	(1,892)

Reserve for closed stores	$10,174	$9,764	$10,969

Current portion, included in other current liabilities	$2,972	$3,056	$3,153
Noncurrent portion, included in other noncurrent liabilities	7,202	6,708	7,816

Reserve for closed stores	$10,174	$9,764	$10,969

     The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Opening balance	$11,315	$10,190	$9,764	$8,216

Provision for new store closures	—	749	—	3,551
Changes in sublease assumptions	106	992	2,636	992
Other	(29)	211	169	331

Charges, net	77	1,952	2,805	4,874
Payments	(1,218)	(1,173)	(2,395)	(2,121)

Ending balance	$10,174	$10,969	$10,174	$10,969

NOTE 6 — EARNINGS PER COMMON SHARE
     The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Basic	112,396	117,079	112,972	117,528
Effect of dilutive securities:
Stock options, restricted stock and performance share units	1,945	2,344	2,067	2,389

Diluted	114,341	119,423	115,039	119,917

     Certain stock-based compensation awards representing 2.7 million and 2.6 million shares of common stock in the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, and 2.3 million and 2.8 million shares of common stock in the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
NOTE 7 — STOCKHOLDERS’ EQUITY
     Share Purchase Program
     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.
     In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended July 31, 2011, we purchased 1.4 million shares of common stock for $63.0 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program. Since the inception of the share purchase authorization in June 2010, we purchased 8.1 million shares of common stock for $321.6 million.
     In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011.
     Dividends
     During the twenty-six weeks ended July 31, 2011, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of
Declared	per Share	Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011

NOTE 8 — STOCK-BASED COMPENSATION
     The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Stock options expense	$2,788	$2,135	$5,717	$4,432
Restricted stock expense	1,477	1,529	2,594	3,054
Performance share unit expense	3,176	1,947	5,316	3,515

Stock-based compensation cost — equity awards	7,441	5,611	13,627	11,001
Management equity unit expense	2,113	790	4,025	1,972

Total stock-based compensation expense	$9,554	$6,401	$17,652	$12,973

Tax benefit	$3,436	$2,169	$6,109	$4,476

     At July 31, 2011, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $54.4 million and is expected to be recognized over a weighted average period of 1.5 years.
NOTE 9 — FOREIGN CURRENCY
     Foreign currency translation adjustments are included in other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax benefit related to the foreign currency translation adjustments was $0.1 million and $0.4 million for the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively. The income tax expense related to foreign currency translation adjustments was $1.7 million and $1.0 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively. The transaction loss included in net income was $0.4 million and $0.1 million for the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively. The transaction gain included in net income was $0.3 million and $0.6 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively.
     The impact of foreign currency translation adjustments to the carrying value of goodwill was $(0.2) million and $(0.3) million for the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, and $1.3 million and $1.1 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively.
NOTE 10 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS
     Supplemental cash flow information was as follows (in thousands):

	Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010
Interest paid	$29,103	$29,655
Income taxes paid, net of refunds	100,201	109,696
Assets acquired using capital lease obligations	21,028	30,691
Accruals and accounts payable for capital expenditures	18,368	18,805
Dividends declared but unpaid	15,777	14,812
NOTE 11 — CREDIT FACILITIES
     Effective April 22, 2011, we elected to reduce the aggregate commitment amount under our $350.0 million revolving credit facility, or “Revolving Credit Facility,” to $100.0 million, which allows us to avoid stand-by costs related to the excess commitment amount. This Revolving Credit Facility expires on August 15, 2012. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of July 31, 2011, and January 30, 2011, and as of August 1, 2010, we had no borrowings and $37.2 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires on August 15, 2012. As of July 31, 2011, and January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of August 1, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.
     Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of July 31, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility.
NOTE 12 — COMMITMENTS AND CONTINGENCIES
     Advertising Purchase Commitments
     As of July 31, 2011, we had obligations to purchase $27.1 million of advertising through the remainder of 2011 and $21.0 million in 2012.
     Product Purchase Commitments
     As of July 31, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
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
NOTE 13 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
     In June 2011, the Financial Accounting Standards Board, or “FASB,” issued new guidance on the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the guidance requires that reclassification adjustments between other comprehensive income and net income be presented on the face of the financial statements, except in the case of foreign currency translation adjustments that are not the result of complete or substantially complete liquidation of an investment in a foreign entity. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect our adoption of the new guidance to have a material impact on our consolidated financial statements.
     In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This new guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We do not expect our adoption of the new guidance to impact our consolidated financial statements.

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

Overview
     Based on our 2010 net sales of $5.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of July 31, 2011, we operated 1,197 stores, and we anticipate opening 30 to 40 net new stores during the remainder of 2011. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.
     We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores offer complete pet training services, and virtually all our stores feature pet styling salons that provide high-quality grooming services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of July 31, 2011, we operated 185 PetsHotels, and we anticipate opening 5 to 9 additional PetsHotels during the remainder of 2011.
     We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of July 31, 2011, 778 of our stores included full service veterinary hospitals. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 769 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 9 hospitals are operated by other third parties in Canada.
     The principal challenges we face as a business are the highly competitive market in which we operate and the continuing changes in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we believe cannot easily be duplicated. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.
Executive Summary
•	Diluted earnings per common share increased 31.7% to $0.54 on net income of $61.2 million, for the thirteen weeks ended July 31, 2011, compared to diluted earnings per common share of $0.41 on net income of $48.4 million for the thirteen weeks ended August 1, 2010. Diluted earnings per common share were $1.15 and $0.87 for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively.

•	Net sales increased 7.0% to $1.5 billion for the thirteen weeks ended July 31, 2011, compared to $1.4 billion for the thirteen weeks ended August 1, 2010. The increase in net sales was partially impacted by $5.8 million in favorable foreign currency fluctuations for the thirteen weeks ended July 31, 2011. Net sales increased 6.9% to $3.0 billion for the twenty-six weeks ended July 31, 2011, compared to $2.8 billion for the twenty-six weeks ended August 1, 2010. The increase in net sales was partially impacted by $10.0 million in favorable foreign currency fluctuations for the twenty-six weeks ended July 31, 2011.

•	Comparable store sales, or sales in stores open at least one year, increased 5.0% for the thirteen and twenty-six weeks ended July 31, 2011, respectively.

•	Services sales increased 7.6% to $177.9 million for the thirteen weeks ended July 31, 2011, compared to $165.3 million for the thirteen weeks ended August 1, 2010. Services sales increased 8.3% to $345.0 million for the twenty-six weeks ended July 31, 2011, compared to $318.6 million for the twenty-six weeks ended August 1, 2010.

•	As of July 31, 2011, we had $320.6 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the twenty-six weeks ended July 31, 2011.

•	We purchased 1.4 million shares of our common stock for $63.0 million during the thirteen weeks ended July 31, 2011. We purchased 3.9 million shares of our common stock for $165.4 million during the twenty-six weeks ended July 31, 2011.
Critical Accounting Policies and Estimates
     We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 30, 2011. We have made no significant change in our critical accounting policies since January 30, 2011.

Recently Issued Accounting Pronouncements
     See Note 13, Recently Issued Accounting Pronouncements, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the impact to our consolidated financial statements.
Results of Operations
     The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31, 2011	August 1, 2010	July 31, 2011	August 1, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	70.6	71.5	70.5	71.3

Gross profit	29.4	28.5	29.5	28.7
Operating, general and administrative expenses	22.0	21.9	21.7	21.7

Operating income	7.4	6.6	7.8	7.0
Interest expense, net	(1.0)	(1.0)	(1.0)	(1.1)

Income before income tax expense and equity in income from Banfield	6.5	5.6	6.8	5.9
Income tax expense	(2.5)	(2.2)	(2.6)	(2.3)
Equity in income from Banfield	0.2	0.2	0.2	0.1

Net income	4.1%	3.5%	4.4%	3.7%

Thirteen Weeks Ended July 31, 2011, Compared to the Thirteen Weeks Ended August 1, 2010
     Net Sales
     Net sales increased 7.0% to $1.5 billion for the thirteen weeks ended July 31, 2011, compared to $1.4 billion for the thirteen weeks ended August 1, 2010. The increase in net sales was partially impacted by $5.8 million in favorable foreign currency fluctuations for the thirteen weeks ended July 31, 2011. Approximately 70% of the sales increase is due to a 5.0% increase in comparable store sales for the thirteen weeks ended July 31, 2011 and 30% of the sales increase is due to the addition of 33 net new stores and 17 new PetsHotels since August 1, 2010.
     Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. The impact of comparable transactions and average sales per comparable transaction is summarized below.

	Thirteen Weeks Ended
	July 31, 2011	August 1, 2010
Comparable transactions	2.0%	0.8%
Average sales per comparable transaction	3.0	3.8

Total comparable store sales	5.0%	4.6%

     Services sales, included in the net sales amount discussed above, increased 7.6% or $12.6 million, to $177.9 million for the thirteen weeks ended July 31, 2011, compared to $165.3 million for the thirteen weeks ended August 1, 2010. The increase in services sales, which include grooming, training, boarding and day camp, is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of 33 net new stores and 17 new PetsHotels since August 1, 2010.
     Other revenue included in net sales during the thirteen weeks ended July 31, 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.1 million, compared to 0.6% of net sales, or $8.6 million, for the thirteen weeks ended August 1, 2010. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased to 29.4% of net sales for the thirteen weeks ended July 31, 2011, from 28.5% for the thirteen weeks ended August 1, 2010, representing an increase of 90 basis points.

     Overall merchandise margin increased 70 basis points due to a 95 basis point improvement in rate, which was offset by a 25 basis point decline in mix. The rate improvement is the result of increased sales of higher margin goods within the product categories, improvement in shrink and the anniversary of the rawhide and live goods resets during the thirteen weeks ended July 31, 2011, relative to the thirteen weeks ended August 1, 2010. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category.
     Services margin increased 10 basis points primarily due to increased sales and reduced operating costs of our PetsHotels services, as well as a shift to higher margin offerings in our grooming services.
     Store occupancy and supply chain costs included in margin each provided 5 basis points of leverage associated with the increase in net sales.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses increased 10 basis points to 22.0% of net sales for the thirteen weeks ended July 31, 2011, compared to 21.9% of net sales for the thirteen weeks ended August 1, 2010.
     Operating, general and administrative expenses increased on a dollar basis by $22.4 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings and higher benefit costs.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $14.5 million during the thirteen weeks ended July 31, 2011, compared to $14.8 million for the thirteen weeks ended August 1, 2010. Included in interest expense, net was interest income of $0.2 million for both the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively.
     Income Tax Expense
     For the thirteen weeks ended July 31, 2011, the $37.6 million income tax expense represents an effective tax rate of 39.2% compared with the thirteen weeks ended August 1, 2010, when we had income tax expense of $31.2 million, which represented an effective tax rate of 40.2%. The decrease in the effective tax rate was primarily due to decreases in certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.
     Equity in Income from Banfield
     Our equity in income from our investment in Banfield was $2.8 million and $2.1 million for the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, based on our ownership percentage in Banfield’s net income.
Twenty-Six Weeks Ended July 31, 2011, Compared to the Twenty-Six Weeks Ended August 1, 2010
     Net Sales
     Net sales increased 6.9% to $3.0 billion for the twenty-six weeks ended July 31, 2011, compared to $2.8 billion for the twenty-six weeks ended August 1, 2010. The increase in net sales was partially impacted by $10.0 million in favorable foreign currency fluctuations for the twenty-six weeks ended July 31, 2011. Approximately 70% of the sales increase is due to a 5.0% increase in comparable store sales for the twenty-six weeks ended July 31, 2011 and 30% of the sales increase is due to the addition of 33 net new stores and 17 new PetsHotels since August 1, 2010.
     Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. The impact from comparable transactions and average sales per comparable transaction is summarized below.

	Twenty-six Weeks Ended
	July 31, 2011	August 1, 2010
Comparable transactions	2.4%	0.2%
Average sales per comparable transaction	2.6	3.5

Total comparable store sales	5.0%	3.7%

     Services sales, included in the net sales amount discussed above, increased 8.3%, or $26.4 million, to $345.0 million for the twenty-six weeks ended July 31, 2011, compared to $318.6 million for the twenty-six weeks ended August 1, 2010. The increase in services sales, which include grooming, training, boarding and day camp, is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of 33 net new stores and 17 new PetsHotels since August 1, 2010.
     Other revenue included in net sales during the twenty-six weeks ended July 31, 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $18.1 million, compared to 0.6% of net sales, or $16.8 million, for the twenty-six weeks ended August 1, 2010. See the Related Party Transactions discussion for further information.
     Gross Profit
     Gross profit increased 80 basis points to 29.5% of net sales for the twenty-six weeks ended July 31, 2011, from 28.7% for the twenty-six weeks ended August 1, 2010.
     Overall merchandise margin increased 50 basis points due to a 60 basis point improvement in rate, which was offset by a 10 basis point decline in mix. The rate improvement is the result of increased sales of higher margin goods within the product categories and improvement in shrink during the twenty-six weeks ended July 31, 2011, relative to the twenty-six weeks ended August 1, 2010. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category.
     Services margin increased 10 basis points primarily due to increased sales and reduced operating costs of our PetsHotels services as well as a shift to higher margin offerings in our grooming services.
     Store occupancy costs included in margin provided 20 basis points due to leverage associated with the increase in net sales.
     Supply chain costs included in margin were flat during the twenty-six weeks ended July 31, 2011, compared to the twenty-six weeks ended August 1, 2010.
     Operating, General and Administrative Expenses
     Operating, general and administrative expenses as a percentage of net sales remained flat at 21.7% for the twenty-six weeks ended July 31, 2011, and August 1, 2010.
     Operating, general and administrative expenses increased on a dollar basis by $41.1 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings and higher benefit costs.
     Interest Expense, net
     Interest expense, which is primarily related to capital lease obligations, was $29.3 million during the twenty-six weeks ended July 31, 2011, compared to $30.2 million for the twenty-six weeks ended August 1, 2010. Included in interest expense, net was interest income of $0.6 million and $0.3 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively.
     Income Tax Expense
     For the twenty-six weeks ended July 31, 2011, the $76.5 million income tax expense represents an effective tax rate of 37.7% compared with the twenty-six weeks ended August 1, 2010, when we had income tax expense of $64.9 million, which represented an effective tax rate of 39.3%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received from Banfield.

The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.
     Equity in Income from Banfield
     Our equity in income from our investment in Banfield was $5.4 million and $3.6 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively, based on our ownership percentage in Banfield’s net income.
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
     We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Cash provided by operating activities was $205.2 million for the twenty-six weeks ended July 31, 2011, compared to $128.4 million for the twenty-six weeks ended August 1, 2010. The primary differences between the twenty-six weeks ended July 31, 2011, and August 1, 2010, include increased income, a decrease in purchases of merchandise inventories and the $16.0 million dividend received from Banfield in 2011 as no dividends were received in 2010.
     Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Cash used in investing activities was $62.6 million for the twenty-six weeks ended July 31, 2011, compared to $53.1 million for the twenty-six weeks ended August 1, 2010. The primary difference between the twenty-six weeks ended July 31, 2011, and August 1, 2010, was purchases of investments.
     Net cash used in financing activities was $177.7 million for the twenty-six weeks ended July 31, 2011, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the twenty-six weeks ended August 1, 2010, was $145.1 million. The primary difference between the twenty-six weeks ended July 31, 2011, and the twenty-six weeks ended August 1, 2010, was an increase in cash paid for treasury stock.
Operating Capital and Capital Expenditure Requirements
     Substantially all our stores are leased facilities. We opened 13 new stores and closed 3 stores in the twenty-six weeks ended July 31, 2011. Generally, each new store requires capital expenditures of approximately $1.1 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2011, based on our plan to open 40 to 50 net new stores and 10 to 15 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.
     Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

     The following table presents our capital expenditures (in thousands):

	Twenty-six Weeks Ended
	July 31, 2011	August 1, 2010
Capital Expenditures:
New stores .	$13,861	$16,809
Store-related projects(1)	15,421	19,690
PetsHotel(2)	1,579	4,240
Information technology	17,513	10,239
Supply chain	2,588	3,651
Other	224	219

Total capital expenditures	$51,186	$54,848

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.
Commitments
     As of July 31, 2011, we had obligations to purchase $27.1 million of advertising through the remainder of 2011 and $21.0 million in 2012.
     As of July 31, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.
     There have been no other material changes in our contractual obligations since January 30, 2011. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 30, 2011.
Credit Facilities
     Effective April 22, 2011, we decreased the aggregate commitment amount under our $350.0 million revolving credit facility, or “Revolving Credit Facility,” to $100.0 million. We elected to reduce the Revolving Credit Facility as we do not anticipate borrowings, if any, in excess of $100.0 million, which allows us to avoid stand-by costs related to the excess commitment amount. This Revolving Credit Facility expires on August 15, 2012. Borrowings under the Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at the bank’s prime rate plus 0% to 0.25% or LIBOR plus 0.875% to 1.25%. We are subject to fees payable to lenders each quarter at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable to the lenders and bear interest of 0.875% to 1.25% for stand-by letters of credit or 0.438% to 0.625% for commercial letters of credit.
     We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of July 31, 2011, and January 30, 2011, and as of August 1, 2010, we had no borrowings and $37.2 million in stand-by letter of credit issuances outstanding.
     We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of July 31, 2011, and January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of August 1, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.
     Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of July 31, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. Our Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.
Dividends
     We believe our ability to generate cash allows us to invest in the growth of our business and, at the same time, distribute a quarterly dividend.
     During the twenty-six weeks ended July 31, 2011, the Board of Directors declared the following dividends:

Date	Dividend Amount	Stockholders of
Declared	per Share	Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
Share Purchase Program
     In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.
     In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended July 31, 2011, we purchased 1.4 million shares of common stock for $63.0 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program. Since the inception of the share purchase authorization in June 2010, we purchased 8.1 million shares of common stock for $321.6 million.
     In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011.
Related Party Transactions
     We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 769 of our stores. Our investment consists of common and preferred stock. As of July 31, 2011, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.
     Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $2.8 million and $2.1 million for the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, and $5.4 million and $3.6 million for the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively. During the twenty-six weeks ended July 31, 2011, we received a dividend from Banfield of $16.0 million.
     We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.1 million and $8.6 million during the thirteen weeks ended July 31, 2011, and August 1, 2010, respectively, and $18.1 million and $16.8 million during the twenty-six weeks ended July 31, 2011, and August 1, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.1 million, $2.7 million and $3.0 million at July 31, 2011, January 30, 2011, and August 1, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risks
     As of July 31, 2011, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 30, 2011. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 30, 2011.
Item 4. Controls and Procedures
     Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 31, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.
     No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended July 31, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of July 31, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended July 31, 2011:

			Total Number of
	Total		Shares	Value That May
	Number		Purchased as Part of	Yet be Purchased
	of Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs(1)
May 2, 2011 to May 29, 2011	275,395	$45.09	275,395	$128,935,000
May 30, 2011 to July 3, 2011	1,145,662	$44.11	1,145,662	$78,395,000
July 4, 2011 to July 31, 2011	—	—	—	$78,395,000

Thirteen Weeks Ended July 31, 2011	1,421,057	$44.30	1,421,057	$78,395,000

(1)	In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the previously authorized $400.0 million program, effective August 1, 2011.
Item 6. Exhibits
(a) Exhibits

Exhibit 10.1	PetSmart 2011 Equity Incentive Plan(1)

Exhibit 10.2	Form of Nonstatutory Stock Option Agreement for 2011 Equity Incentive Plan(2)

Exhibit 10.3	Form of Restricted Stock Agreement for 2011 Equity Incentive Plan(3)

Exhibit 10.4	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement for 2011 Equity Incentive Plan(4)

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB **	XBRL Taxonomy Extension Labels

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition

*	The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

**	In accordance with Rule 406T of Regulation S-T, the information in these exhibits is furnished and deemed not filed or a part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

(1)	Incorporated by reference to Appendix A to PetSmart’s definitive proxy statement on Schedule 14A filed with the Securities and Exchange Commission on May 2, 2011.

(2)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 17, 2011.

(3)	Incorporated by reference to Exhibit 10.3 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 17, 2011.

(4)	Incorporated by reference to Exhibit 10.4 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on June 17, 2011.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetSmart, Inc. (Registrant)
/s/ Lawrence P. Molloy
Date: August 25, 2011	Lawrence P. Molloy Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)