Form 10-Q
period 2011-10-30
PETSMART INC
filed 2011-11-23
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended October 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of Common Stock, as of the latest practicable date:

Common Stock, $.0001 Par Value, 111,624,829 Shares at November 11, 2011

PetSmart, Inc. and Subsidiaries

INDEX

Page Number
PART I. FINANCIAL INFORMATION (UNAUDITED)

Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of October 30, 2011, January 30, 2011, and October 31, 2010	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and thirty-nine weeks ended October 30, 2011, and October 31, 2010	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 30, 2011, and October 31, 2010	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION

Item 1. Legal Proceedings	22
Item 1A. Risk Factors	23
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 6. Exhibits	23
Signatures	25

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc.

Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of October 30, 2011 and October 31, 2010, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

November 23, 2011

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	October 30, 2011	January 30, 2011	October 31, 2010
ASSETS
Cash and cash equivalents	$271,252	$291,949	$235,407
Short-term investments	19,555	9,708	—
Restricted cash	61,439	61,439	46,515
Receivables, net	65,709	53,971	43,108
Merchandise inventories	707,997	615,841	687,825
Deferred income taxes	44,999	44,999	36,805
Prepaid expenses and other current assets	88,908	46,022	91,822

Total current assets	1,259,859	1,123,929	1,141,482
Property and equipment, net	1,064,993	1,132,435	1,150,286
Equity investment in Banfield	35,082	42,858	38,691
Deferred income taxes	95,426	96,215	86,199
Goodwill	44,266	44,111	43,555
Other noncurrent assets	34,336	30,672	29,140

Total assets	$2,533,962	$2,470,220	$2,489,353

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$228,431	$168,776	$201,564
Accrued payroll, bonus and employee benefits	149,032	139,359	125,563
Accrued occupancy expenses and deferred rents	72,563	64,328	67,606
Current maturities of capital lease obligations	52,446	45,277	43,503
Other current liabilities	169,733	156,065	155,655

Total current liabilities	672,205	573,805	593,891
Capital lease obligations	511,984	521,552	528,270
Deferred rents	82,565	86,027	87,479
Other noncurrent liabilities	121,068	118,194	107,078

Total liabilities	1,387,822	1,299,578	1,316,718

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 164,265, 162,586 and 162,042 shares issued	16	16	16
Additional paid-in capital	1,290,152	1,222,340	1,201,158
Retained earnings	1,420,471	1,277,803	1,201,957
Accumulated other comprehensive income	5,731	5,380	4,478
Less: Treasury stock, at cost, 52,659, 47,094 and 44,543 shares	(1,570,230)	(1,334,897)	(1,234,974)

Total stockholders’ equity	1,146,140	1,170,642	1,172,635

Total liabilities and stockholders’ equity	$2,533,962	$2,470,220	$2,489,353

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Merchandise sales	$1,326,819	$1,230,911	$3,941,641	$3,681,188
Services sales	161,339	148,282	506,380	466,874
Other revenue	9,399	8,877	27,455	25,701

Net sales	1,497,557	1,388,070	4,475,476	4,173,763

Cost of merchandise sales	940,960	880,556	2,777,172	2,619,624
Cost of services sales	119,038	109,652	364,290	338,866
Cost of other revenue	9,399	8,877	27,455	25,701

Total cost of sales	1,069,397	999,085	3,168,917	2,984,191

Gross profit	428,160	388,985	1,306,559	1,189,572
Operating, general and administrative expenses	326,964	305,345	973,404	910,664

Operating income	101,196	83,640	333,155	278,908
Interest expense, net	(14,038)	(14,289)	(42,740)	(44,222)

Income before income tax expense and equity in income from Banfield	87,158	69,351	290,415	234,686
Income tax expense	(33,826)	(26,386)	(110,356)	(91,300)
Equity in income from Banfield	2,826	2,648	8,184	6,205

Net income	56,158	45,613	188,243	149,591
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(2,228)	387	344	2,109
Other	(6)	—	7	—

Comprehensive income	$53,924	$46,000	$188,594	$151,700

Earnings per common share:
Basic	$0.50	$0.39	$1.67	$1.27

Diluted	$0.50	$0.38	$1.65	$1.25

Weighted average shares outstanding:
Basic	111,330	116,943	112,425	117,333
Diluted	113,081	119,360	114,399	119,771

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$188,243	$149,591
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	177,685	176,221
Loss on disposal of property and equipment	5,137	6,104
Stock-based compensation expense	20,541	21,316
Deferred income taxes	569	7,456
Equity in income from Banfield	(8,184)	(6,205)
Dividend received from Banfield	15,960	—
Excess tax benefits from stock-based compensation	(10,235)	(7,063)
Non-cash interest expense	622	234
Changes in other operating assets and liabilities:
Merchandise inventories	(92,256)	(123,503)
Other assets	(46,832)	(29,936)
Accounts payable	34,877	(16,929)
Accrued payroll, bonus and employee benefits	9,626	20,233
Other liabilities	33,806	15,542

Net cash provided by operating activities	329,559	213,061

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(28,151)	—
Proceeds from maturities of investments	4,830	—
Proceeds from sales of investments	1,804	—
Decrease in restricted cash	—	1,657
Cash paid for property and equipment	(79,550)	(88,811)
Proceeds from sales of property and equipment	295	164

Net cash used in investing activities	(100,772)	(86,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	41,944	33,810
Minimum statutory withholding requirements	(6,955)	(5,410)
Cash paid for treasury stock	(235,333)	(163,368)
Payments of capital lease obligations	(40,158)	(39,663)
Increase in bank overdraft	24,753	6,081
Excess tax benefits from stock-based compensation	10,235	7,063
Cash dividends paid to stockholders	(44,387)	(38,716)

Net cash used in financing activities	(249,901)	(200,203)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	417	1,179

DECREASE IN CASH AND CASH EQUIVALENTS	(20,697)	(72,953)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	291,949	308,360

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$271,252	$235,407

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1 — GENERAL

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of October 30, 2011, we operated 1,210 retail stores and had full-service veterinary hospitals in 792 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 784 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 8 hospitals are operated by other third parties in Canada.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 30, 2011.

Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended October 30, 2011, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2011 ends on January 29, 2012, while fiscal 2010 ended on January 30, 2011, both 52 week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

NOTE 2 — RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2011, the Financial Accounting Standards Board, or “FASB,” issued new guidance on testing goodwill for impairment. The guidance permits an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then the entity is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit. If the carrying amount of the reporting unit exceeds its fair value, then the entity is required to perform the second step of the impairment test to measure the amount of the impairment loss, if any. The amendments in this update are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted. We do not expect our adoption of the new guidance to impact our consolidated financial statements.

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the guidance requires that reclassification adjustments between other comprehensive income and net income be presented on the face of the financial statements, except in the case of foreign currency translation adjustments that are not the result of complete or substantially complete liquidation of an investment in a foreign entity. The amendments in this update are to be applied retrospectively and are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect the new guidance to have a material impact on our consolidated financial statements.

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

NOTE 3 — DERIVATIVE FINANCIAL INSTRUMENTS

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

At October 30, 2011, we had Foreign Exchange Contracts outstanding with a notional amount of $5.0 million, which represents the amount of foreign currencies to be purchased or sold at maturity and does not represent our exposure on these contracts. The fair value of the liability related to these Foreign Exchange Contracts, included in other current liabilities in the Condensed Consolidated Balance Sheets, was $14 thousand as of October 30, 2011, and October 31, 2010. The fair value of the receivable related to these Foreign Exchange Contracts, included in prepaid expenses and other current assets in the Condensed Consolidated Balance Sheet was $16 thousand as of January 30, 2011. We recorded (gains)/losses of $(0.5) million and $0.1 million on Foreign Exchange Contracts during the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively. We recorded losses of $0.1 million and $0.3 million during the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively.

NOTE 4 — FOREIGN CURRENCY

Foreign currency translation adjustments are included in other comprehensive income and are reported separately in stockholders’ equity in the Condensed Consolidated Balance Sheets. The income tax benefit related to the foreign currency translation adjustments was $1.4 million for the thirteen weeks ended October 30, 2011. The income tax expense related to the foreign currency translation adjustments was $0.2 million for the thirteen weeks ended October 31, 2010. The income tax expense related to foreign currency translation adjustments was $0.2 million and $1.2 million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively. The transaction loss/(gain) included in net income was $1.0 million and $(9) thousand for the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively. The transaction loss/(gain) included in net income was $0.7 million and $(0.7) million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively.

The impact of foreign currency translation adjustments to the carrying value of goodwill was ($1.2) million and $0.2 million for the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, and $0.2 million and $1.4 million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively.

NOTE 5 — INCOME TAXES

We generally do not materially adjust deferred income taxes as part of our interim income tax provision. During the thirty-nine weeks ended October 30, 2011, changes in deferred income taxes were primarily due to tax benefits related to stock-based compensation, and changes in accumulated other comprehensive income. During the interim periods, we recognize the provision for income taxes in other current liabilities in the Condensed Consolidated Balance Sheets. The provision is calculated based on our estimated annual effective income tax rate applied to pretax income. A reclassification between other current liabilities and deferred income tax assets and liabilities is likely to occur during the fourth quarter of 2011. During the thirty-nine weeks ended October 30, 2011, we recognized a tax benefit of $3.9 million from dividends received from Banfield.

NOTE 6 — INVESTMENTS

We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in the stock of Banfield was as follows (in thousands):

	October 30, 2011		January 30, 2011		October 31, 2010
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	29,367	—	21,183	—	17,016
Dividend received from Banfield	—	(15,960)	—	—	—	—

Total equity investment in Banfield	4,693	$35,082	4,693	$42,858	4,693	$38,691

Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of October 30, 2011, January 30, 2011, and October 31, 2010. Our ownership percentage as of October 30, 2011, January 30, 2011, and October 31, 2010, considering all classes of stock (voting and non-voting) was 21.0%.

Banfield’s financial data is summarized as follows (in thousands):

	October 30, 2011	January 30, 2011	October 31, 2010
Current assets	$370,817	$351,379	$349,507
Noncurrent assets	136,851	119,175	121,975
Current liabilities	360,326	279,836	301,705
Noncurrent liabilities	8,926	12,367	14,172

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales	$175,675	$162,011	$516,961	$472,665
Income from operations	23,073	21,696	67,992	50,342
Net income	13,456	12,609	38,968	29,549

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.4 million and $8.9 million during the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, and $27.5 million and $25.7 million during the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.0 million, $2.7 million and $2.9 million at October 30, 2011, January 30, 2011, and October 31, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

NOTE 7 — RESERVE FOR CLOSED STORES

The components of the reserve for closed stores were as follows (in thousands):

	October 30, 2011	January 30, 2011	October 31, 2010
Total remaining gross occupancy costs	$30,492	$34,313	$35,740
Less:
Expected sublease income	(19,280)	(22,964)	(23,916)
Interest costs	(1,478)	(1,585)	(1,708)

Reserve for closed stores	$9,734	$9,764	$10,116

Current portion, included in other current liabilities	$2,751	$3,056	$3,200
Noncurrent portion, included in other noncurrent liabilities	6,983	6,708	6,916

Reserve for closed stores	$9,734	$9,764	$10,116

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Opening balance	$10,174	$10,969	$9,764	$8,216
Provision for new store closures	—	155	—	3,706
Changes in sublease assumptions	610	—	3,246	992
Other	169	190	339	521

Charges, net	779	345	3,585	5,219
Payments	(1,219)	(1,198)	(3,615)	(3,319)

Ending balance	$9,734	$10,116	$9,734	$10,116

NOTE 8 — EARNINGS PER COMMON SHARE

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Basic	111,330	116,943	112,425	117,333
Effect of dilutive securities:
Stock options, restricted stock and performance share units	1,751	2,417	1,974	2,438

Diluted	113,081	119,360	114,399	119,771

Certain stock-based compensation awards representing 2.6 million and 2.5 million shares of common stock in the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, and 2.4 million and 2.2 million shares of common stock in the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

NOTE 9 — STOCKHOLDERS’ EQUITY

Share Purchase Program

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended October 31, 2010, we purchased 1.6 million shares of common stock for $56.3 million under the $400.0 million program. We did not purchase any shares of common stock under the $400.0 million program during the thirteen weeks ended August 1, 2010. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended October 30, 2011, we purchased 1.7 million shares of common stock for $70.0 million under the $450.0 million program. As of October 30, 2011, $380.1 million remained available under the $450.0 million program.

Dividends

During the thirty-nine weeks ended October 30, 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011

NOTE 10 — STOCK-BASED COMPENSATION

The stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Stock options expense	$2,856	$2,533	$8,573	$6,965
Restricted stock expense	981	1,837	3,575	4,891
Performance share unit expense	3,077	2,061	8,393	5,576

Stock-based compensation cost – equity awards	6,914	6,431	20,541	17,432
Management equity unit expense	3,028	1,912	7,053	3,884

Total stock-based compensation expense	$9,942	$8,343	$27,594	$21,316

Tax benefit	$3,494	$2,954	$9,603	$7,430

At October 30, 2011, the total unrecognized stock-based compensation expense, net of estimated forfeitures, was $46.5 million and is expected to be recognized over a weighted average period of 1.4 years.

NOTE 11 — SUPPLEMENTAL SCHEDULE OF CASH FLOWS

Supplemental cash flow information was as follows (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Interest paid	$43,362	$44,177
Income taxes paid, net of refunds	134,707	121,814
Assets acquired using capital lease obligations	35,639	37,331
Accruals and accounts payable for capital expenditures	28,775	28,359
Dividends declared but unpaid	15,624	14,695

NOTE 12 — CREDIT FACILITIES

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

We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of October 30, 2011, January 30, 2011, and October 31, 2010.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires on August 15, 2012. As of October 30, 2011, and January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of October 31, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of October 30, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility.

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Advertising Purchase Commitments

As of October 30, 2011, we had obligations to purchase $10.0 million of advertising through the remainder of 2011 and $22.6 million in 2012.

Product Purchase Commitments

As of October 30, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

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

Additionally, in October 2011, we were named as a defendant in Acosta v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Los Angeles. The Acosta complaint raises substantially similar allegations to those raised in the Pedroza case, but the allegations in Acosta are limited to store Operations Managers only.

Like Pedroza, the Acosta lawsuit seeks compensatory damages, statutory penalties, and other relief, including liquidated damages, attorneys’ fees, and costs. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. Therefore, we have not accrued any liability. As with Pedroza, however, we do not believe the allegations in Acosta have merit, we do not believe that the case should be certified as a class or collective action, and we are vigorously defending these claims.

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

Overview

Based on our 2010 net sales of $5.7 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of October 30, 2011, we operated 1,210 stores, and we anticipate opening 20 to 25 net new stores during the remainder of 2011. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of October 30, 2011, we operated 189 PetsHotels, and we anticipate opening 3 additional PetsHotels during the remainder of 2011.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of October 30, 2011, full service veterinary hospitals operated in 792 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 784 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 8 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the continuing changes in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we feel cannot easily be duplicated. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and share repurchases.

Executive Summary

•

Diluted earnings per common share increased 31.6% to $0.50 on net income of $56.2 million, for the thirteen weeks ended October 30, 2011, compared to diluted earnings per common share of $0.38 on net income of $45.6 million for the thirteen weeks ended October 31, 2010. Diluted earnings per common share were $1.65 and $1.25 for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively.

•

Net sales increased 7.9% to $1.5 billion for the thirteen weeks ended October 30, 2011, compared to $1.4 billion for the thirteen weeks ended October 31, 2010. The increase in net sales was partially impacted by $2.6 million in favorable foreign currency fluctuations for the thirteen weeks ended October 30, 2011. Net sales increased 7.2% to $4.5 billion for the thirty-nine weeks ended October 30, 2011, compared to $4.2 billion for the thirty-nine weeks ended October 31, 2010. The increase in net sales was partially impacted by $12.5 million in favorable foreign currency fluctuations for the thirty-nine weeks ended October 30, 2011.

•	Comparable store sales, or sales in stores open at least one year, increased 6.1% and 5.4% for the thirteen and thirty-nine weeks ended October 30, 2011, respectively.

•

Services sales increased 8.8% to $161.3 million for the thirteen weeks ended October 30, 2011, compared to $148.3 million for the thirteen weeks ended October 31, 2010. Services sales increased 8.5% to $506.4 million for the thirty-nine weeks ended October 30, 2011, compared to $466.9 million for the thirty-nine weeks ended October 31, 2010.

•

As of October 30, 2011, we had $332.7 million in cash, cash equivalents and restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the thirty-nine weeks ended October 30, 2011.

•

We purchased 1.7 million shares of our common stock for $70.0 million during the thirteen weeks ended October 30, 2011. We purchased 5.6 million shares of our common stock for $235.3 million during the thirty-nine weeks ended October 30, 2011.

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

Recently Issued Accounting Pronouncements

See Note 2, Recently Issued Accounting Pronouncements, in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of recently issued and adopted accounting pronouncements, including the impact to our consolidated financial statements.

Results of Operations

The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010	October 30, 2011	October 31, 2010
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	71.4	72.0	70.8	71.5

Gross profit	28.6	28.0	29.2	28.5
Operating, general and administrative expenses	21.8	22.0	21.7	21.8

Operating income	6.8	6.0	7.4	6.7
Interest expense, net	(0.9)	(1.0)	(1.0)	(1.1)

Income before income tax expense and equity in income from Banfield	5.8	5.0	6.5	5.6
Income tax expense	(2.3)	(1.9)	(2.5)	(2.2)
Equity in income from Banfield	0.2	0.2	0.2	0.1

Net income	3.7%	3.3%	4.2%	3.6%

Thirteen Weeks Ended October 30, 2011, Compared to the Thirteen Weeks Ended October 31, 2010

Net Sales

Net sales increased 7.9% to $1.5 billion for the thirteen weeks ended October 30, 2011, compared to $1.4 billion for the thirteen weeks ended October 31, 2010. The increase in net sales was partially impacted by $2.6 million in favorable foreign currency fluctuations for the thirteen weeks ended October 30, 2011. Approximately 80% of the sales increase is due to a 6.1% increase in comparable store sales for the thirteen weeks ended October 30, 2011, and 20% of the sales increase is due to the addition of 38 net new stores and 17 new PetsHotels since October 31, 2010.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. The impact of comparable transactions and average sales per comparable transaction is summarized below.

	Thirteen Weeks Ended
	October 30, 2011	October 31, 2010
Comparable transactions	2.2%	3.6%
Average sales per comparable transaction	3.8	2.0

Services sales, included in the net sales amount discussed above, increased 8.8% or $13.0 million, to $161.3 million for the thirteen weeks ended October 30, 2011, compared to $148.3 million for the thirteen weeks ended October 31, 2010. The increase in services sales, which include grooming, training, boarding and day camp, is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of 38 net new stores and 17 new PetsHotels since October 31, 2010.

Other revenue included in net sales during the thirteen weeks ended October 30, 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.4 million, compared to 0.6% of net sales, or $8.9 million, for the thirteen weeks ended October 31, 2010. See the Related Party Transactions discussion for further information.

Gross Profit

Gross profit increased to 28.6% of net sales for the thirteen weeks ended October 30, 2011, from 28.0% for the thirteen weeks ended October 31, 2010, representing an increase of 60 basis points.

Overall merchandise margin decreased 10 basis points due to a decline in mix while rate remained flat. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category.

Services margin increased 5 basis points primarily due to increased sales as well as a shift to higher margin offerings in our grooming services.

Store occupancy and supply chain costs included in margin provided 45 and 20 basis points of leverage, respectively, associated with the increase in net sales.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased 20 basis points to 21.8% of net sales for the thirteen weeks ended October 30, 2011, compared to 22.0% of net sales for the thirteen weeks ended October 31, 2010.

Operating, general and administrative expenses increased on a dollar basis by $21.6 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings and higher incentive compensation.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, was $14.3 million during the thirteen weeks ended October 30, 2011, compared to $14.5 million for the thirteen weeks ended October 31, 2010. Included in interest expense, net was interest income of $0.3 million and $0.2 million for the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively.

Income Tax Expense

For the thirteen weeks ended October 30, 2011, the $33.8 million income tax expense represents an effective tax rate of 38.8% compared with the thirteen weeks ended October 31, 2010, when we had income tax expense of $26.4 million, which represented an effective tax rate of 38.0%. The increase in the effective tax rate was primarily due to tax exempt losses from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $2.8 million and $2.6 million for the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, based on our ownership percentage in Banfield’s net income.

Thirty-Nine Weeks Ended October 30, 2011, Compared to the Thirty-Nine Weeks Ended October 31, 2010

Net Sales

Net sales increased 7.2% to $4.5 billion for the thirty-nine weeks ended October 30, 2011, compared to $4.2 billion for the thirty-nine weeks ended October 31, 2010. The increase in net sales was partially impacted by $12.5 million in favorable foreign currency fluctuations for the thirty-nine weeks ended October 30, 2011. Approximately 75% of the sales increase is due to a 5.4% increase in comparable store sales for the thirty-nine weeks ended October 30, 2011 and 25% of the sales increase is due to the addition of 38 net new stores and 17 new PetsHotels since October 31, 2010.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. The impact from comparable transactions and average sales per comparable transaction is summarized below.

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Comparable transactions	2.4%	1.3%
Average sales per comparable transaction	3.0	3.0

Services sales, included in the net sales amount discussed above, increased 8.5% or $39.5 million, to $506.4 million for the thirty-nine weeks ended October 30, 2011, compared to $466.9 million for the thirty-nine weeks ended October 31, 2010. The increase in services sales, which include grooming, training, boarding and day camp, is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of 38 net new stores and 17 new PetsHotels since October 31, 2010.

Other revenue included in net sales during the thirty-nine weeks ended October 30, 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $27.5 million, compared to 0.6% of net sales, or $25.7 million, for the thirty-nine weeks ended October 31, 2010. See the Related Party Transactions discussion for further information.

Gross Profit

Gross profit increased 70 basis points to 29.2% of net sales for the thirty-nine weeks ended October 30, 2011, from 28.5% for the thirty-nine weeks ended October 31, 2010.

Overall merchandise margin increased 30 basis points due to a 35 basis point improvement in rate, which was offset by a 5 basis point decline in mix. The rate improvement is the result of increased sales of higher margin goods within the product categories and improvement in shrink during the thirty-nine weeks ended October 30, 2011, relative to the thirty-nine weeks ended October 31, 2010. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category.

Services margin increased 5 basis points primarily due to increased sales as well as a shift to higher margin offerings in our grooming services.

Store occupancy costs included in margin provided 30 basis points due to leverage associated with the increase in net sales.

Supply chain costs included in margin provided 5 basis points of leverage during the thirty-nine weeks ended October 30, 2011, compared to the thirty-nine weeks ended October 31, 2010.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased 10 basis points to 21.7% of net sales for the thirty-nine weeks ended October 30, 2011, compared to 21.8% of net sales for the thirty-nine weeks ended October 31, 2010.

Operating, general and administrative expenses increased on a dollar basis by $62.7 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings and higher incentive compensation costs.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, was $43.6 million during the thirty-nine weeks ended October 30, 2011, compared to $44.7 million for the thirty-nine weeks ended October 31, 2010. Included in interest expense, net was interest income of $0.9 million and $0.5 million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively.

Income Tax Expense

For the thirty-nine weeks ended October 30, 2011, the $110.4 million income tax expense represents an effective tax rate of 38.0% compared with the thirty-nine weeks ended October 31, 2010, when we had income tax expense of $91.3 million, which represented an effective tax rate of 38.9%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received from Banfield, which was partially offset by an increase in the effective tax rate due to tax exempt losses from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $8.2 million and $6.2 million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively, based on our ownership percentage in Banfield’s net income.

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

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Cash provided by operating activities was $329.6 million for the thirty-nine weeks ended October 30, 2011, compared to $213.1 million for the thirty-nine weeks ended October 31, 2010. The primary differences between the thirty-nine weeks ended October 30, 2011, and October 31, 2010, include increased net income, a decrease in purchases of merchandise inventories and the $16.0 million dividend received from Banfield in 2011, as no dividends were received in 2010.

Cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Cash used in investing activities was $100.8 million for the thirty-nine weeks ended October 30, 2011, compared to $87.0 million for the thirty-nine weeks ended October 31, 2010. The primary difference between the thirty-nine weeks ended October 30, 2011, and October 31, 2010, was purchases of investments.

Net cash used in financing activities was $249.9 million for the thirty-nine weeks ended October 30, 2011, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the thirty-nine weeks ended October 31, 2010, was $200.2 million. The primary differences between the thirty-nine weeks ended October 30, 2011, and the thirty-nine weeks ended October 31, 2010, were an increase in cash paid for treasury stock and an increase in our bank overdraft.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 28 new stores and closed 5 stores in the thirty-nine weeks ended October 30, 2011. Generally, each new store requires capital expenditures of approximately $0.9 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2011, based on our plan to open approximately 45 net new stores and 10 to 12 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Thirty-Nine Weeks Ended
	October 30, 2011	October 31, 2010
Capital Expenditures:
New stores	$26,283	$27,112
Store-related projects(1)	20,324	38,369
PetsHotel(2)	2,232	6,876
Information technology	27,765	12,808
Supply chain	2,719	3,423
Other	227	223

Total capital expenditures	$79,550	$88,811

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.
(2)	For new and existing stores.

Commitments

As of October 30, 2011, we had obligations to purchase $10.0 million of advertising through the remainder of 2011 and $22.6 million in 2012.

As of October 30, 2011, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

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

We had no borrowings and $31.6 million in stand-by letter of credit issuances outstanding under our Revolving Credit Facility as of October 30, 2011, January 30, 2011, and October 31, 2010.

We also have a $100.0 million stand-alone letter of credit facility, or “Stand-alone Letter of Credit Facility,” that expires August 15, 2012. We are subject to fees payable to the lender each quarter at an annual rate of 0.45% of the average daily face amount of the letters of credit outstanding during the preceding calendar quarter. In addition, we are required to maintain a cash deposit with the lender equal to the amount of outstanding letters of credit or we may use other approved investments as collateral. If we use other approved investments as collateral, we must have an amount on deposit which, when multiplied by the advance rate of 85%, is equal to the amount of the outstanding letters of credit under the Stand-alone Letter of Credit Facility. As of October 30, 2011, and January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender. As of October 31, 2010, we had $46.5 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $46.5 million in restricted cash on deposit with the lender.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of October 30, 2011, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. Our Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our subsidiaries and certain real property.

Share Purchase Program

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of common stock for $107.1 million under this $350.0 million program.

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During the thirteen weeks ended October 31, 2010, we purchased 1.6 million shares of common stock for $56.3 million under the $400.0 million program. We did not purchase any shares of common stock under the $400.0 million program during the thirteen weeks ended August 1, 2010. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended October 30, 2011, we purchased 1.7 million shares of common stock for $70.0 million under the $450.0 million program. As of October 30, 2011, $380.1 million remained available under the $450.0 million program.

Dividends

During the thirty-nine weeks ended October 30, 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011

Related Party Transactions

We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 784 of our stores. Our investment consists of common and preferred stock. As of October 30, 2011, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $2.8 million and $2.6 million for the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, and $8.2 million and $6.2 million for the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively. During the thirty-nine weeks ended October 30, 2011, we received a dividend from Banfield of $16.0 million.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.4 million and $8.9 million during the thirteen weeks ended October 30, 2011, and October 31, 2010, respectively, and $27.5 million and $25.7 million during the thirty-nine weeks ended October 30, 2011, and October 31, 2010, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.0 million, $2.7 million and $2.9 million at October 30, 2011, January 30, 2011, and October 31, 2010, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As of October 30, 2011, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 30, 2011. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 30, 2011.

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 30, 2011. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended October 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of October 30, 2011, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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

Additionally, in October 2011, we were named as a defendant in Acosta v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Los Angeles. The Acosta complaint raises substantially similar allegations to those raised in the Pedroza case, but the allegations in Acosta are limited to store Operations Managers only.

Like Pedroza, the Acosta lawsuit seeks compensatory damages, statutory penalties, and other relief, including liquidated damages, attorneys’ fees, and costs. At this time, we are not able to predict the outcome of this lawsuit, or any possible monetary exposure associated with the lawsuit. Therefore, we have not accrued any liability. As with Pedroza, however, we do not believe the allegations in Acosta have merit, we do not believe that the case should be certified as a class or collective action, and we are vigorously defending these claims.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended October 30, 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
August 1, 2011 to August 28, 2011	310,000	$40.40	310,000	$437,475,000
August 29, 2011 to October 2, 2011	1,345,788	$42.67	1,345,788	$380,050,000
October 3, 2011 to October 30, 2011	—	—	—	$380,050,000

Thirteen Weeks Ended October 30, 2011	1,655,788	$42.25	1,655,788	$380,050,000

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

PetSmart, Inc.
(Registrant)

/s/ Lawrence P. Molloy
Date: November 23, 2011	Lawrence P. Molloy
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)