Form 10-K
period 2012-01-29
PETSMART INC
filed 2012-03-23
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended January 29, 2012

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant’s common stock on July 31, 2011, the last business day of the registrant’s most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $4,816,157,000. This calculation excludes approximately 793,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant’s outstanding common stock as of December 31, 2011, that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant’s common stock outstanding as of March 9, 2012, was 109,892,381.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2012 Annual Meeting of Stockholders to be held on June 13, 2012, to be filed on or about May 2, 2012, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2011 fiscal year ended on January 29, 2012, and was a 52-week year. The 2010 and 2009 fiscal years were also 52-week years. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

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

We opened 45 net new stores in 2011 and at the end of the year operated 1,232 retail stores in the United States, Puerto Rico and Canada. Square footage in 2011 increased 0.6 million to 27.2 million compared to 26.6 million in 2010. Our stores typically range in size from 12,000 to 27,500 square feet and carry a broad selection of high-quality pet products at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our strong product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. As of January 29, 2012, we offered pet boarding at 192 of our stores through our PetSmart PetsHotels®, or “PetsHotels.”

As of January 29, 2012, there were full-service veterinary hospitals in 799 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 791 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 8 hospitals are operated by other third parties in Canada.

Our PetPerks® program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com®, our pet e-commerce and community site, as well as selected social networking sites.

The Pet Industry

The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2011 market at approximately $50.8 billion, an increase of nearly 200% since calendar year 1994. Based on the 2011-2012 APPA National Pet Owners Survey, approximately 62% of households in the United States own a pet, which equates to nearly 73 million homes. In total, there are approximately 86 million cats and 78 million dogs owned as pets in the United States.

The APPA divides the pet industry into the following categories: food and treats, supplies and medicines, veterinary care, pet services (such as grooming and boarding) and live animal purchases. The APPA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and in calendar year 2011, accounted for an estimated $19.5 billion in sales, or 38.4% of the market.

Pet supplies and medicine sales account for 22.4% or $11.4 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services, and live animal purchases represent 27.8%, 7.2% and 4.2%, respectively, of the market.

Competition

Based on total net sales, we are North America’s leading specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into seven different categories:

•	Warehouse clubs and other mass merchandisers;

•	Grocery stores;

•	Specialty pet supply stores;

•	Veterinarians;

•	General retail merchandisers;

•	Farm and feed stores; and

•	E-commerce and catalog retailers.

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

Our Strategy

Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Create meaningful differentiation that drives brand preference. We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. We remain committed to our promise of providing Total Lifetime CareSM for every pet, every parent, every time. We provide pet parents with information, knowledge, trust and product solutions, including both exclusive and private label offerings, that help their pets live long, healthy and happy lives. Our marketing and advertising efforts focus on emphasizing our unique offerings for customers and promoting our strong value proposition. Through extensive and on-going customer research, we are gaining valuable insights into the wants and needs of our customers and we are developing solutions and communication strategies to address them. Our PetPerks® program, which is available in all our stores, plays a central role in this effort. We are also able to reach customers through various online communities and social networking sites. With increasingly greater capacity to customize offers relevant to our customers, we believe we are helping them build a stronger, more meaningful bond with their pet and a greater loyalty to PetSmart.

Offer superior customer service. Our emphasis on the customer is designed to provide an unparalleled shopping experience every time a customer visits our stores. Using a detailed associate learning curriculum and role-playing techniques, we train store associates to identify customer needs and provide appropriate solutions. We measure our success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position, thus differentiating ourselves from grocery and other mass merchandisers.

Focus on operating excellence. Our commitment to operating excellence emphasizes retail basics like store cleanliness, short check-out lines, a strong in-stock position, an effective supply chain and outstanding care of the pets in our stores, which allows us to provide a consistently superior customer experience. This focus on operating excellence simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more engaged and productive. We continually seek opportunities to strengthen our merchandising capabilities allowing us to provide a differentiated product assortment, including pet specialty channel exclusive products and our proprietary brand offerings, to drive innovative solutions and value to our customers.

Grow our pet services business. Based on net services sales, we are North America’s leading specialty provider of pet services, which includes professional grooming, training, boarding and day camp. Full-service veterinary hospitals are available in 799 of our stores, through our partnership with Banfield and other third parties in Canada. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services further differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins.

Add stores and provide the right store format to meet the needs of our customers. Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new markets and achieving operating efficiencies and economies of scale in merchandising, distribution, information systems, procurement, marketing and store operations. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. A store format that emphasizes our highly differentiated products and pet services offerings, when combined with our other strategic initiatives, will generally contribute higher comparable store sales growth (or sales in stores open at least one year), profitability and return on investment.

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

Our Stores

Our stores are generally located at sites co-anchored by strong destination mass merchandisers and typically are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	2011	2010	2009
Store count at beginning of year	1,187	1,149	1,112
New, or relocated stores opened	53	46	45
Stores closed	(8)	(8)	(8)

Store count at end of year	1,232	1,187	1,149

Distribution

Our distribution network and information systems are designed to optimize store inventory, drive efficiencies in store labor, facilitate a high in-stock position and promote high distribution center productivity. We operate two kinds of distribution centers: forward distribution centers and combination centers. Our forward distribution centers handle consumable products that require rapid replenishment, while our combination distribution centers handle both consumable and non-consumable products. We believe the combination distribution centers drive efficiencies in transportation costs and store labor. Our suppliers generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors.

Merchandise

Merchandise sales, which have been decreasing as a percentage of net sales due to the higher growth rate in services, represented approximately 88.4%, 88.5% and 89.2% of our net sales in 2011, 2010 and 2009, respectively. Merchandise generally falls into three main categories:

•

Consumables. Consumables merchandise sales includes pet food, treats and litter. We emphasize super-premium, premium and therapeutic dog and cat foods, many of which are not available in grocery stores, warehouse clubs or other mass and general retail merchandisers, as well as our private label foods. We also offer quality national brands traditionally found in grocery stores, warehouse clubs or other mass merchandisers, and pet stores. Consumables merchandise sales comprised 52.8%, 52.5% and 53.4% of our net sales in 2011, 2010 and 2009, respectively.

•

Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including exclusive and private label products, includes collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, as well as accessories, décor and filters. Hardgoods merchandise sales comprised 33.9%, 34.4% and 34.0% of our net sales in 2011, 2010 and 2009, respectively.

•

Pets. Our stores feature fresh-water fish, small birds, reptiles and small pets. Pets comprised 1.7%, 1.6% and 1.8% of our net sales in 2011, 2010, and 2009, respectively. We do not sell dogs or cats, but provide space in all stores for adoption and animal welfare organizations.

Pet Services

Pet services, which include grooming, training, boarding and day camp, represented 11.0%, 10.9% and 10.8% of our net sales in 2011, 2010 and 2009, respectively. Net sales from pet services increased 9.1% from $618.8 million in 2010 to $674.9 million in 2011.

We offer full-service, high quality grooming and training services in all our stores. We typically allocate approximately 900 square feet per store for grooming, including precision cuts, baths, nail trimming and grinding, and teeth brushing. Depending upon experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced or private courses, led by our accredited pet training instructors who are passionate about pets.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 29, 2012, we operated 192 PetsHotels, and we plan to open 5 net new PetsHotels in 2012.

Veterinary Services

The availability of comprehensive veterinary care in many of our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 799 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and surgical procedures. As of January 29, 2012, Banfield operated 791 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 8 hospitals are located in Canada and are operated by other third parties. See Note 5 in the Notes to the Consolidated Financial Statements for a discussion of our ownership interest in Banfield.

PetSmart Charities® and Adoptions

PetSmart Charities, Inc., an independent, nonprofit 501(c)(3) organization and the largest funder of animal-welfare grants in North America, creates and supports programs that save the lives of homeless pets and raise awareness of companion animal-welfare issues. PetSmart Charities creates and supports programs to end the euthanasia of adoptable pets and to help find a lifelong loving home for every pet by:

•

Facilitating the largest collective pet adoption program in North America that is responsible for approximately 400,000 adoptions annually and nearly 5 million since 1994. PetSmart Charities Adoption Centers are located in every PetSmart store in the United States, Canada and Puerto Rico, where local animal-welfare agencies use space donated by PetSmart to find homes for cats and dogs.

•	Providing grant funding to animal-welfare agencies for spay/neuter efforts that have helped reduce the homeless-pet population, shelter intake and euthanasia.

•	Operating life-saving programs such as the Rescue Waggin’® dog transport program and emergency relief assistance for pets affected by large-scale natural disasters and man-made emergencies.

Since 1994, PetSmart Charities has funded more than $165 million in grants and programs benefiting animal-welfare organizations.

Government Regulation

We are subject to various federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices or the operation of veterinary hospitals in retail stores that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the manufacturing and distribution, import/export and sale of products; the handling, security, protection and use of customer and associate information; and the licensing and certification of services.

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

Employees

As of January 29, 2012, we employed approximately 50,000 associates, of which approximately 23,000 were employed full-time. We continue to invest in education and training for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are not subject to collective bargaining agreements and have not experienced work stoppages. We consider our relationship with our associates to be a positive one.

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

Net sales in the United States and Puerto Rico were $5.8 billion, $5.4 billion and $5.1 billion for 2011, 2010 and 2009, respectively. Net sales in Canada, denominated in United States dollars, were $0.3 billion, $0.3 billion and $0.2 billion for 2011, 2010 and 2009, respectively. Substantially all our long-lived assets are located in the United States.

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

The public may read and copy materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Management

Our executive officers and their ages and positions on March 1, 2012, are as follows:

Name	Age	Position
Robert F. Moran	61	Chairman and Chief Executive Officer
David K. Lenhardt	42	President and Chief Operating Officer
Lawrence P. Molloy	50	Executive Vice President, Chief Financial Officer
Joseph D. O’Leary	53	Executive Vice President, Merchandising, Marketing, Supply Chain and Strategic Planning
John W. Alpaugh	46	Senior Vice President, Chief Marketing Officer
Donald E. Beaver	53	Senior Vice President, Chief Information Officer
Gene Eddie Burt II	46	Senior Vice President, Supply Chain
Matthew R. McAdam	43	Senior Vice President, Merchandising
Jaye D. Perricone	53	Senior Vice President, Real Estate and Development
Neil H. Stacey	58	Senior Vice President, Human Resources
Bruce K. Thorn	44	Senior Vice President, Store Operations and Services
Melvin G. Tucker	47	Senior Vice President, Finance

Robert F. Moran was appointed Chairman effective January 30, 2012 and has been our Chief Executive Officer since June 2009. He joined PetSmart as President of North American Stores in July 1999 and in December 2001, he was appointed President and Chief Operating Officer. From 1998 to 1999, he was President of Toys ‘R’ Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993. Mr. Moran currently also serves on the boards of directors for Medical Management International, Inc., Collective Brands, Inc. and the Retail Industry Leaders Association.

David K. Lenhardt was appointed President and Chief Operating Officer effective January 30, 2012. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in October 2000. He was appointed Senior Vice President, Store Operations and Services in February 2007 and in February 2009 was appointed Senior Vice President, Store Operations and Human Resources. In January 2011, he was appointed Executive Vice President, Store Operations, Human Resources and Information Systems. From 1996 to 2000, he was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.’s investment banking division.

Lawrence P. Molloy joined PetSmart as Senior Vice President and Chief Financial Officer in September 2007 and was appointed Executive Vice President effective January 30, 2012. As the Executive Vice President, Chief Financial Officer, his duties include oversight of the finance, real estate and legal departments. Prior to joining PetSmart, he was employed by Circuit City Stores, Inc, a national consumer electronics retailer, from 2003 to 2007. While at Circuit City, he served as the Director of Financial Planning and Analysis from 2003 to 2004, the Vice President, Financial Planning and Analysis from 2004 to 2006 and from 2006 to 2007 was Chief Financial Officer of retail. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation; AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the United States Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander.

Joseph D. O’Leary was appointed Executive Vice President, Merchandising, Marketing, Supply Chain and Strategic Planning in January 2011. He joined PetSmart as Senior Vice President of Supply Chain in September 2006. From October 2008 to March 2010, he held the title of Senior Vice President, Merchandising and Supply Chain. From March 2010 to January 2011, he held the title of Senior Vice President, Merchandising. Prior to joining PetSmart, he was Chief Operating Officer for Interactive Health LLC, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for the Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, he held positions at Mothercare plc, Coopers & Lybrand LLP and BP International.

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

Gene Eddie Burt II was appointed Senior Vice President, Supply Chain effective January 30, 2012. He joined PetSmart in April 2007 and served as the Vice President of Distribution until December 2009 when he was promoted to Vice President of Distribution and Transportation. Prior to joining PetSmart, he served as the Director for Domestic Distribution for Home Depot from October 2004 to April 2007. Prior to that, he served in various supply chain leadership roles with Target Corporation.

Matthew R. McAdam was appointed Senior Vice President, Merchandising effective January 30, 2012. He joined PetSmart in September 2008 as the Vice President of Merchandising, Hardgoods. Prior to joining PetSmart, he served as the Vice President of Merchandising Planning and Allocation for Kohl’s Department Stores from June 2005 to September 2008. Previously, he held various merchandising roles at the Bon-Ton Stores, Inc. and The May Department Stores Company.

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

Neil H. Stacey was appointed Senior Vice President of Human Resources in February 2009. He joined PetSmart in 1995 and served in a number of leadership roles including Vice President General Merchandise Manager from 1995 to 1999, Senior Vice President of Merchandising Consumables from 1999 to 2000, Regional Vice President from 2000 to 2007, and Divisional Vice President of Operations from 2007 to 2009. Prior to joining PetSmart, he was employed at American Stores Company, a national food and drug retailer, where he held several leadership positions including Vice President of Advertising and Market Development, Vice President of Merchandising and Vice President of Business Process Redesign.

Bruce K. Thorn was appointed Senior Vice President, Store Operations and Services effective January 30, 2012. He joined PetSmart in 2007 as Vice President, Supply Chain Solutions, and served as Vice President, Supply Chain from 2008 until December 2009 when he was promoted to Senior Vice President, Supply Chain. From 2002 through 2007, he held leadership roles, including Chief Operating Officer from 2005 to 2007, for LESCO, Inc., prior to its merger with Deere & Company. He previously held leadership roles with Gap, Inc., Cintas Corporation and the United States Army.

Melvin G. Tucker was appointed Senior Vice President, Finance effective January 30, 2012. He joined PetSmart as Vice President of Financial Planning and Analysis in December 2008. Prior to joining PetSmart, he served as Vice President of Financial Planning and Analysis at Circuit City Stores, Inc. from May 2005 to November 2008. Prior to Circuit City, he served in various finance leadership roles at Home Depot from April 1990 until April 2005.

Item 1A. Risk Factors

In the normal course of business, our operations, financial condition and results of operations are routinely subjected to a variety of risks. Our actual financial results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in the “Competition,” “Our Stores,” “Distribution” and “Government Regulation” sections of this Annual Report on Form 10-K. In addition, current global economic conditions may amplify many of these risks.

A decline in consumer spending or a change in consumer preferences could reduce our sales or profitability and harm our business.

Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, consumer confidence, tax or interest rate fluctuations, fuel and other energy costs, healthcare costs, weather and unemployment levels. Global or national political unrest or uncertainty may also impact the price paid by consumers for goods, services and commodities and reduce consumer spending and confidence, and reduce our sales or profitability. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business. The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. Failure to timely identify or effectively respond to changing consumer tastes, preferences and spending patterns, as well as pet ownership trends and pet care needs could adversely affect our business and financial results.

The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

The pet products and services retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and general retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply stores and independent pet stores, veterinarians, catalog retailers and e-commerce retailers. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We can make no assurances we will not face greater competition from these or other retailers in the future, and changes in their merchandising and operational strategies could impact our sales and profitability. In particular, if supermarket, warehouse club or other mass and retail merchandiser competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, sales, operating results and profitability and require a change in our operating strategies.

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

We currently operate stores in most of the major market areas of the United States and Canada. Our ability to be successful with our store development efforts is dependent on various factors, some of which are outside our control, including:

•	Identifying store sites that offer attractive returns on our investment notwithstanding the impact of cannibalization of our existing stores;

•	Competition for those sites;

•	Successfully negotiating with landlords to achieve acceptable lease terms and obtaining any necessary governmental, regulatory or private approvals;

•	Timely construction of stores;

•	Our ability to attract and retain qualified store personnel; and

•	Our ability to reformat existing stores in a manner that achieves appropriate returns on our investment.

To the extent we are unable to accomplish any of the above, our ability to open new stores and hotels or reformat existing ones may be harmed and our future sales and profits may be adversely affected. In addition, we can make no assurances that we will be able to meet the forecasted level of sales or operate our new stores or hotels profitably.

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

Our leases are typically signed approximately 8 months before a store opens. As a result of that timing, we may be unable to adjust our store opening schedule to new economic conditions or a change in strategy in a timely manner.

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

Our continued success and growth depend on cultivating a growing, loyal customer base, improving customer traffic and increasing the average transaction amount to gain sales momentum in our stores and on our e-commerce web site. Historically, we have utilized various media to reach the consumer, and we have experienced varying responses to our marketing efforts. We may not be able to successfully execute our marketing initiatives to realize the intended benefits and growth prospects due to factors outside of our control such as increased competition or economic deterioration, thus limiting our ability to capitalize on business opportunities and expand our business. Also, our inability to accurately predict our customers’ preferred method of communication or the customers’ acceptance of our marketing initiatives could result in the failure to drive sales growth and thereby impact our business and financial performance.

A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

Our vendors generally ship merchandise to one of our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, disruptions to the transportation infrastructure, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, the failure of a key vendor to deliver on its commitments, or a material increase in our transportation and distribution costs, including, but not limited to, costs resulting from increases in the price of fuel and other energy costs or other commodities, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. An interruption in the supply chain could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations. We operate four fish distribution centers and have one fish distribution center that is operated by a third-party vendor. An interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution center on favorable terms, if at all, or that we could successfully operate all of the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

Failure to successfully manage our inventory could harm our business.

We are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, changes in customer preferences or demand and consumer spending patterns with respect to our products. We endeavor to accurately predict these trends and avoid overstocking or under stocking products that we sell. Demand for products, however, can change between the time inventory is ordered and the date of sale. In addition, when we begin selling a new product, it may be difficult to establish vendor relationships, determine appropriate product selection, and accurately forecast demand. We carry a broad selection of certain products and we may be unable to sell products in sufficient quantities or during the relevant selling seasons. Any one of the inventory risk factors set forth above may adversely affect our business and financial results.

If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.

The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial and operational data, process payroll, manage the supply chain and to maintain our in-stock positions. We possess disaster recovery capabilities for our key information systems, and take measures intended to prevent security breaches and computer viruses. However, the failure of our information systems to perform as designed, due to failure to manage disasters, security breaches, computer viruses or any other interruption of our information systems for a significant period of time could disrupt our business.

We continue to invest in our information systems. Enhancement to or replacement of our major financial or operational information systems could result in disruption of normal operating processes and procedures and have a significant impact on our ability to conduct our core business operations. We can make no assurances that the costs of enhancement to or replacement of our information systems will not exceed estimates, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If any of these events occur, our results of operations could be harmed.

If we fail to protect the integrity and security of customer and associate information, our business could be adversely impacted.

The increasing costs associated with the implementation and on-going operation of our information security systems, such as increased investment in technology, the costs of compliance with privacy and information security laws, and costs resulting from potential data loss, could adversely impact our business. We also routinely possess sensitive customer and associate information and, while we have taken reasonable and appropriate steps to protect that information from security breaches, data loss and computer viruses, if our security procedures and controls were compromised, unintentionally or through cyber-attacks, it could harm our business, consumer confidence, reputation, operating results and financial condition, result in litigation and may increase the costs we incur to protect against such information security breaches.

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

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of their political, economic and financial environments, their ability to operate in challenging economic environments or meet our standards and applicable U.S. and local legal requirements, the availability of labor and raw materials, labor unrest, merchandise quality issues, currency exchange rates, trade restrictions, transport availability and cost, inflation and other factors. In addition, Canada’s and the United States’ foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

We offer various proprietary branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of the products may not meet our expectations. In such event, we may have increased exposure for quality-related claims or losses caused by such products. In addition, our proprietary branded products compete with other manufacturers’ branded items that we offer. As we continue to evaluate the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. An increase in our proprietary branded product offerings also exposes us to risk that third parties will assert infringement claims against us with respect to such products, and we may be unable to fully protect our intellectual property rights on our proprietary branded products. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Food safety, quality and health concerns could affect our business.

We could be adversely affected if consumers lose confidence in the safety and quality of vendor-supplied food products and hard-good products. All of our vendors are required to comply with applicable product safety laws, and we are dependent upon them to ensure such compliance. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us, expose us or our vendors to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our sales and operations and financial performance.

We depend on key executives, store managers and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.

Our international operations may result in additional market risks, which may harm our business.

We operate stores outside of the United States. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

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

We and Banfield, the third-party operator of Banfield, The Pet Hospital, and our other third-party operators are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to host and Banfield’s ability to operate veterinary hospitals within our facilities. A determination that we, or Banfield, are in violation of any of these applicable statutes and regulations could require us, or Banfield, to restructure our operations to comply, or render us, or Banfield, unable to operate veterinary hospitals in a given location. If Banfield were to experience financial or other operating difficulties that would force it to limit its operations, or if Banfield were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. In addition, due to our equity investment in Banfield, any significant decrease in Banfield’s financial results may negatively impact our financial position.

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

We are subject to various contractual obligations with third-party providers and federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, terms and conditions of employment, working conditions and citizenship requirements; veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the distribution, import/export and sale of products; providing services to our customers; contracted services with various third-party providers; environmental regulation; credit and debit card processing; the handling, security, protection and use of customer and associate information; and the licensing and certification of services.

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

Accounting principles generally accepted in the United States of America, or “GAAP,” and related accounting pronouncements, implementation guidelines and interpretations with regard to a wide range of matters relevant to our business are highly complex, continually evolving and involve many subjective assumptions, estimates and judgments by us. Changes in these rules or their interpretation, or changes in facts, underlying assumptions, estimates or judgments could significantly impact our reported or expected financial performance.

An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

We are subject to periodic audits and examinations by the Internal Revenue Service, state, local or provincial taxing authorities. Outcomes from the tax audits or examinations that we may be subject to in any jurisdiction in which we operate, or changes in the tax laws in any of the multiple jurisdictions in which we operate could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and financial results.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our stores are generally located at sites co-anchored by strong destination superstores and typically are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state or territory as of January 29, 2012:

Number of Stores
Alabama	14
Alaska	2
Arizona	49
Arkansas	7
California	125
Colorado	32
Connecticut	9
Delaware	3
Florida	74
Georgia	41
Idaho	4
Illinois	53
Indiana	22
Iowa	9
Kansas	7
Kentucky	9
Louisiana	15
Maine	2
Maryland	30
Massachusetts	18
Michigan	32
Minnesota	16
Mississippi	8
Missouri	21
Montana	3
Nebraska	7
Nevada	17
New Hampshire	5
New Jersey	39
New Mexico	6
New York	50
North Carolina	44
North Dakota	2
Ohio	40
Oklahoma	15
Oregon	14
Pennsylvania	48
Puerto Rico	5
Rhode Island	2
South Carolina	17
South Dakota	2
Tennessee	21
Texas	117
Utah	14
Vermont	1
Virginia	46
Washington	25
West Virginia	3
Wisconsin	14

United States and Puerto Rico	1,159

Canada	73

Total stores	1,232

We lease substantially all of our stores, distribution centers, and corporate offices under non-cancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 4 additional 5 year terms. Store leases, excluding renewal options, expire at various dates through 2027. Certain leases require payment of property taxes, utilities, common area maintenance, and insurance. If annual sales at certain stores exceed specified amounts, certain leases provide for additional rent.

We lease approximately 365,000 square feet for our corporate offices. The lease expires in 2023.

Our distribution centers and respective lease expirations as of January 29, 2012, were as follows:

Location	Square Footage	Date Opened	Distribution Type	Lease Expiration
	(In thousands)
Ennis, Texas	230	May 1996	Forward distribution center	2017
Phoenix, Arizona	620	November 1999	Combination distribution center	2021
Columbus, Ohio	613	September 2000	Combination distribution center	2015
Gahanna, Ohio	276	October 2000	Forward distribution center	2015
Hagerstown, Maryland	252	October 2000	Forward distribution center	2015
Ottawa, Illinois	1,000	August 2005	Combination distribution center	2022
Newnan, Georgia	878	July 2007	Combination distribution center	2022
Reno, Nevada	873	April 2008	Combination distribution center	2023

Total	4,742

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock. Our common stock is traded on the NASDAQ Global Select Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Year Ended January 29, 2012
First Quarter ended May 1, 2011	$43.39	$39.29
Second Quarter ended July 31, 2011	$46.60	$41.61
Third Quarter ended October 30, 2011	$48.57	$37.76
Fourth Quarter ended January 29, 2012	$54.96	$45.27

Year Ended January 30, 2011
First Quarter ended May 2, 2010	$34.89	$25.01
Second Quarter ended August 1, 2010	$34.93	$29.55
Third Quarter ended October 31, 2010	$37.74	$28.88
Fourth Quarter ended January 30, 2011	$41.20	$36.55

Common Stock Dividends. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2011 and 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011
December 7, 2011	$0.14	January 27, 2012	February 10, 2012

March 23, 2010	$0.10	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
September 29, 2010	$0.125	October 29, 2010	November 12, 2010
December 9, 2010	$0.125	January 28, 2011	February 11, 2011

On March 14, 2012, the Board of Directors declared a quarterly cash dividend of $0.14 per share payable on May 11, 2012 to stockholders of record on April 27, 2012.

Holders. On March 9, 2012, there were 4,433 holders of record of our common stock.

Equity Compensation Plan Information. Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 13, 2012 under the caption “Equity Compensation Plans” and is incorporated by reference in this Annual Report on Form 10-K.

Share Purchase Program. In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the $350.0 million share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of our common stock for $107.1 million under this $350.0 million program.

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During 2010, we purchased 4.2 million shares of our common stock for $156.2 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of our common stock for $165.4 million under this $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the twenty-six weeks ended January 29, 2012, we purchased 3.7 million shares of our common stock for $171.4 million under the $450.0 million program. As of January 29, 2012, $278.6 million remained available under the $450.0 million program.

The following table shows purchases of our common stock and the available funds to purchase additional common stock under this program for each period in the thirteen weeks ended January 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs
October 31, 2011, to November 27, 2011	245,000	$46.14	245,000	$368,747,000
November 28, 2011, to January 1, 2012	1,140,122	$49.84	1,140,122	$311,921,000
January 2, 2012, to January 29, 2012	641,982	$51.98	641,982	$278,553,000

Thirteen Weeks Ended January 29, 2012	2,027,104	$50.07	2,027,104	$278,553,000

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

The following graph shows a five-year comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on January 28, 2007 in stock or on January 31, 2007 in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

	1/28/07	2/3/08	2/1/09	1/31/10	1/30/11	1/29/12
PetSmart, Inc.	$100.0	$79.27	$62.41	$86.79	$137.23	$184.99
S & P 500	$100.0	$97.69	$59.95	$79.82	$97.53	$101.64
S & P Specialty Stores	$100.0	$76.31	$42.03	$68.54	$72.89	$59.13

Item 6. Selected Financial Data

The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009	February 3, 2008
	(In thousands, except per share amounts and operating data)
Statement of Operations Data:
Net sales	$6,113,304	$5,693,797	$5,336,392	$5,065,293	$4,672,656

Gross profit	1,804,423	1,654,531	1,519,217	1,495,433	1,436,821
Operating, general and administrative expenses	1,301,304	1,225,803	1,150,138	1,125,579	1,085,308

Operating income	503,119	428,728	369,079	369,854	351,513
Gain on sale of equity investment	—	—	—	—	95,363
Interest expense, net	(56,842)	(58,837)	(59,748)	(58,757)	(44,683)

Income before income tax expense and equity in income from Banfield	446,277	369,891	309,331	311,097	402,193
Income tax expense	(166,960)	(140,396)	(117,554)	(121,019)	(145,180)
Equity in income from Banfield	10,926	10,372	6,548	2,592	1,671

Net income	$290,243	$239,867	$198,325	$192,670	$258,684

Earnings Per Common Share Data:
Basic	$2.59	$2.05	$1.62	$1.55	$1.99
Diluted	$2.55	$2.01	$1.59	$1.52	$1.95
Dividends declared per common share	$0.545	$0.475	$0.33	$0.12	$0.12
Weighted average shares outstanding:
Basic	111,909	116,799	122,363	124,342	129,851
Diluted	113,993	119,405	124,701	126,751	132,954
Selected Operating Data:
Stores open at end of period	1,232	1,187	1,149	1,112	1,008
Square footage at end of period	27,247,399	26,617,162	25,876,510	25,102,528	22,825,783
Net sales per square foot(2)	$224	$214	$205	$208	$210
Net sales growth	7.4%	6.7%	5.4%	8.4%	10.4%
Increase in comparable store sales(3)	5.4%	4.8%	1.6%	3.8%	2.4%
Selected Balance Sheet Data:
Merchandise inventories	$644,864	$615,841	$563,389	$584,011	$501,212
Average inventory per store(4)	$523	$519	$490	$525	$497
Working capital	$582,582	$550,124	$501,381	$396,677	$214,404
Total assets	$2,544,084	$2,470,220	$2,461,986	$2,357,653	$2,167,257
Total debt(5)	$559,492	$566,829	$571,474	$585,993	$563,747
Total stockholders’ equity	$1,153,829	$1,170,642	$1,172,715	$1,144,136	$986,597
Current ratio	1.86	1.96	1.89	1.83	1.31
Long-term debt-to-equity	44%	45%	46%	48%	52%
Total debt-to-capital	33%	33%	33%	34%	36%

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

(2)	Net sales per square foot were calculated by dividing net sales, excluding catalog and e-commerce sales, by average square footage.
(3)	Sales in stores open at least one year. For the year ended February 3, 2008, includes sales through week 52.

(4)	Represents merchandise inventories divided by stores open at end of period.
(5)	Represents borrowings under credit facility and capital lease obligations.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled “Competition,” “Distribution” and “Government Regulation” included in Item 1, Part I and Risk Factors included in Item 1, Part 1A of this Annual Report on Form 10-K.

Overview

Based on our 2011 net sales of $6.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of January 29, 2012, we operated 1,232 stores, and we anticipate opening 45 to 50 net new stores in 2012. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of January 29, 2012, we operated 192 PetsHotels, and we plan to open 5 net new PetsHotels in 2012.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of January 29, 2012, full-service veterinary hospitals were in 799 of our stores. Banfield operated 791 of the veterinary hospitals. The remaining 8 hospitals are operated by other third parties in Canada.

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

Executive Summary

•	Diluted earnings per common share for 2011 increased 26.9% to $2.55 on net income of $290.2 million compared to diluted earnings per common share of $2.01 on net income of $239.9 million in 2010.

•	Net sales increased 7.4% to $6.1 billion in 2011 compared to $5.7 billion in 2010 due to new store openings and an increase in comparable store sales, or sales in stores open at least one year.

•

Comparable store sales increased 5.4% during 2011 compared to a 4.8% increase during 2010. The increase in sales was partially impacted by $11.2 million in favorable foreign currency fluctuations in 2011, compared to $24.6 million in favorable foreign currency fluctuations in 2010.

•	Services sales increased 9.1% to $674.9 million, or 11.0% of net sales, for 2011 compared to $618.8 million, or 10.9% of net sales, during 2010.

•

As of January 29, 2012, we had $342.9 million in cash and cash equivalents and $70.2 million in restricted cash. We had no short-term debt, and did not borrow against the revolving credit facility during 2011.

•	We purchased 7.6 million shares of our common stock during each of 2011 and 2010 for $336.8 million and $263.3 million, respectively.

•	We added 45 net new stores during 2011 and operated 1,232 stores as of the end of the year.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an on-going basis, we evaluate our estimates for inventory valuation reserves, asset impairments, reserve for closed stores, insurance liabilities and reserves, and income tax reserves. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates we use in preparing our consolidated financial statements.

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

As of January 29, 2012, and January 30, 2011, we had inventory valuation reserves of $11.6 million and $10.0 million, respectively. Additionally, we do not believe that a 10% change in our inventory valuation reserves would be material to our consolidated financial statements.

Asset Impairments

We review long-lived assets for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable.

We have not made any significant changes in our impairment loss assessment methodology during the past three fiscal years. We do not presently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions we use to calculate long-lived asset impairment losses. No material asset impairments were identified during 2011, 2010 or 2009.

Reserve for Closed Stores

We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed. These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. As of January 29, 2012, and January 30, 2011, our reserve for closed stores was $10.0 million and $9.8 million, respectively. We do not believe there is a reasonable likelihood of a material change in the future estimates or assumptions that we use to determine our reserve for closed stores, including cash flow projections and sublease assumptions. We do not believe that a 10% change in our reserve for closed stores would be material to our consolidated financial statements.

Insurance Liabilities and Reserves

We maintain workers’ compensation, general liability, product liability and property and casualty insurance. We utilize high deductible plans for each of these areas as well as a self-insured health plan for our eligible associates. Workers’ compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers’ compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of January 29, 2012, and January 30, 2011, we had approximately $102.8 million and $99.9 million, respectively, in reserves related to workers’ compensation, general liability and self-insured health plans.

We have not made any material changes in the accounting methodology we use to establish our insurance reserves during the past three years. We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions that we use to calculate our insurance reserves, including factors such as historical claims experience, demographic factors, severity factors and other valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance reserves would have affected net income by approximately $6.4 million in 2011.

Income Tax Reserves

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 29, 2012, and January 30, 2011, were principally to offset certain deferred income tax assets for net operating loss carryforwards.

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

Recently Issued Accounting Pronouncements

See Note 2, Recently Issued Accounting Pronouncements, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued and adopted accounting pronouncements, including the impact to our consolidated financial statements.

Results of Operations

The following table presents the percent to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.5	70.9	71.5

Gross profit	29.5	29.1	28.5
Operating, general and administrative expenses	21.3	21.5	21.6

Operating income	8.2	7.5	6.9
Interest expense, net	(0.9)	(1.0)	(1.1)

Income before income tax expense and equity in income from Banfield	7.3	6.5	5.8
Income tax expense	(2.7)	(2.5)	(2.2)
Equity in income from Banfield	0.2	0.2	0.1

Net income	4.7%	4.2%	3.7%

2011 compared to 2010

Net Sales

Net sales increased $0.4 billion, or 7.4%, to $6.1 billion in 2011, compared to net sales of $5.7 billion in 2010. The increase in net sales was partially impacted by $11.2 million in favorable foreign currency fluctuations during 2011. Approximately 75% of the sales increase is due to a 5.4% increase in comparable store sales for 2011, and 25% of the sales increase is due to the addition of 45 net new stores and 12 new PetsHotels since January 30, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. The impact of comparable transactions and average sales per comparable transaction is summarized below.

	Year Ended
	January 29, 2012	January 30, 2011
Comparable transactions	2.5%	2.1%
Average sales per comparable transaction	2.9	2.7

Services sales, which include grooming, training, boarding and day camp, increased 9.1%, or $56.1 million, to $674.9 million for 2011, compared to $618.8 million for 2010. Services sales represented 11.0% and 10.9% of net sales for 2011 and 2010, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 45 net new stores and 12 new PetsHotels since January 30, 2011.

Other revenue included in net sales during 2011, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $36.7 million, in 2011, compared to 0.6% of net sales, or $34.2 million, during 2010.

Gross Profit

Gross profit increased 40 basis points to 29.5% of net sales for 2011, from 29.1% for 2010.

Overall merchandise margin increased 5 basis points due to a 20 basis point improvement in rate, which was offset by a 15 basis point decline in mix. The rate improvement is the result of increased sales of higher margin goods within the product categories and improvement in shrink during 2011, relative to 2010. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category. Hardgoods merchandise includes pet supplies such as collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. Consumables merchandise sales, which include pet food, treats, and litter, generate lower gross margins on average compared to hardgoods merchandise.

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

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased 20 basis points to 21.3% of net sales for 2011, from 21.5% of net sales for 2010. Operating, general and administrative expenses increased on a dollar basis by $75.5 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings and higher incentive compensation.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, decreased to $58.1 million for 2011, compared to $59.6 million for 2010 due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $1.3 million and $0.8 million for 2011 and 2010, respectively.

Income Tax Expense

For 2011, the $167.0 million income tax expense represents an effective tax rate of 37.4% compared with 2010, when we had income tax expense of $140.4 million, which represented an effective tax rate of 38.0%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received from Banfield, partially offset by an increase in certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $10.9 million and $10.4 million for 2011 and 2010, respectively, based on our ownership percentage in Banfield.

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

	Year Ended
	January 30, 2011	January 31, 2010
Comparable transactions	2.1%	(0.3)%
Average sales per comparable transaction	2.7	1.9

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

Recognizing reimbursements from Banfield as other revenue negatively impacted gross margin by 15 basis points. In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Consolidated Statement of Operations and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Consolidated Statements of Income and Other Comprehensive Income.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased to 21.5% of net sales for 2010 from 21.6% of net sales for 2009. Operating, general and administrative expenses increased on a dollar basis by $75.7 million. The primary reasons for the year over year increase include increases in costs for incentive compensation associated with better than expected financial results, increased advertising costs, higher bank fees associated with increases in debit card rates and higher claims expense for health insurance.

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

Liquidity and Capital Resources

Cash Flow

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we also have access to our $100.0 million revolving credit facility, although there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $575.4 million for 2011, $457.6 million for 2010, and $566.9 million for 2009. The primary differences between 2011 and 2010 include increased net income of $50.4 million, an increase in non-trade accounts payable resulting from the extension of vendor terms of $29.6 million, a reduction in growth of merchandise inventories of $21.8 million and the $16.0 million dividend received from Banfield in 2011, as no dividends were received in 2010. The primary differences between 2010 and 2009 were increased purchases of merchandise inventories of $74.5 million and income tax payments of $35.9 million. Income tax payments were greater in 2010 as a result of increased earnings and due to the benefit provided in 2009 by our prepaid tax position at the end of 2008.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $155.4 million for 2011, $147.9 million in 2010 and $157.2 million in 2009. The primary difference between 2011 and 2010 was purchases of investments. The primary differences between 2010 and 2009 resulted from an increase in restricted cash during 2009, an increase in cash paid for property and equipment in 2010 and our investment in short-term available for sale securities during 2010.

Net cash used in financing activities was $369.4 million for 2011, $328.1 million for 2010 and $229.4 million for 2009. Cash used in 2011 consisted primarily of cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. The primary differences between 2011 and 2010 were an increase in cash paid for treasury stock and an increase in our bank overdraft. The primary difference between 2010 and 2009 was an increase in cash paid for treasury stock.

Free Cash Flow

Free cash flow is considered a non-GAAP financial measure under the SEC’s rules. Management believes that free cash flow is an important financial measure for use in evaluating our financial performance and our ability to generate future cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for, net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

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

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure (in thousands).

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net cash provided by operating activities	$575,420	$457,645	$566,943
Cash paid for property and equipment	(120,720)	(125,074)	(112,920)
Payments of capital lease obligations	(54,437)	(51,668)	(38,439)

Free cash flow, a non-GAAP measure	$400,263	$280,903	$415,584

For 2011, our free cash flow increased primarily due to an increase in net income, an increase in non-trade accounts payable resulting from the extension of vendor terms, a reduction in growth of merchandise inventory, receipt of a dividend from Banfield, and a decrease in capital spending during 2011. For 2010, our free cash flow decreased primarily due to increases in merchandise inventory balances, income tax payments, capital spending and capital lease payments during 2010.

Share Purchase Program

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the $350.0 million share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of our common stock for $107.1 million under this $350.0 million program.

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During 2010, we purchased 4.2 million shares of our common stock for $156.2 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of our common stock for $165.4 million under this $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the twenty-six weeks ended January 29, 2012, we purchased 3.7 million shares of our common stock for $171.4 million under the $450.0 million program. As of January 29, 2012, $278.6 million remained available under the $450.0 million program.

Common Stock Dividends

We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our revolving credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default. During 2011, 2010, and 2009, we paid aggregate dividends of $0.53 per share, $0.45 per share, and $0.26 per share, respectively.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 53 new stores and closed 8 stores in 2011. Generally, each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2012, based on our plan to open approximately 45 to 50 net new stores and 5 new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures for each of the past three years (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Capital Expenditures:
New stores	$44,737	$38,715	$28,470
Store-related projects(1)	32,623	49,989	48,051
PetsHotel(2)	3,758	9,980	6,510
Information technology	36,035	20,222	20,297
Supply chain	3,080	5,484	8,851
Other	487	684	741

Total capital expenditures	$120,720	$125,074	$112,920

(1)	Includes store remodels, grooming salon expansions, equipment replacement, relocations, and various merchandising projects.
(2)	For new and existing stores.

Lease and Other Commitments

Operating and Capital Lease Commitments and Other Obligations

The following table summarizes our contractual obligations, net of estimated sublease income, at January 29, 2012, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligation	2012	2013 & 2014	2015 & 2016	2017 and Beyond	Other	Total
Operating lease obligations(1)	$305,090	$595,918	$460,721	$535,606	$—	$1,897,335
Capital lease obligations(1)(2)	107,548	228,182	199,283	289,648	—	824,661
Purchase obligations(3)	51,661	47,000	—	—	—	98,661
Uncertain tax positions(4)	—	—	—	—	20,940	20,940
Insurance obligations(5)	31,672	—	—	—	71,116	102,788

Total	$495,971	$871,100	$660,004	$825,254	$92,056	$2,944,385
Less: Sublease income	3,258	6,196	5,119	2,593	—	17,166

Net Total	$492,713	$864,904	$654,885	$822,661	$92,056	$2,927,219

(1)

In addition to the commitments scheduled above, we have executed operating and capital lease agreements with total minimum lease payments of $104.1 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of January 29, 2012 because we have not taken physical possession of the property.

(2)	Includes $265.2 million in interest.
(3)	Represents purchase obligations for product and advertising commitments.
(4)	Approximately $20.9 million of unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.
(5)

Approximately $71.1 million of insurance obligations, as shown in “Other” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2012.

Letters of Credit

We issue letters of credit for guarantees provided for insurance programs. As of January 29, 2012, $94.6 million was outstanding under our letters of credit.

Off-Balance Sheet Arrangements

Other than in connection with executing operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material current or future effect on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions

We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 791 of our stores. We use the equity method of accounting for our investment in Banfield, which consists of common and convertible preferred stock. Two members of our management team are members of the Banfield Board of Directors. As of January 29, 2012, and January 30, 2011, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield. Our equity in income from our investment in Banfield, which is recorded one month in arrears, was $10.9 million, $10.4 million and $6.5 million for 2011, 2010, and 2009, respectively.

In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general and administrative expense in the Consolidated Statement of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue, and the related costs are included in cost of other revenue in the Consolidated Statements of Income and Comprehensive Income.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $36.7 million, $34.2 million and $33.2 million during 2011, 2010 and 2009, respectively. Receivables from Banfield totaled $3.1 million and $2.7 million at January 29, 2012, and January 30, 2011, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

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

As of January 29, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances under our Revolving Credit Facility.

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

As of January 29, 2012, we had $70.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $70.2 million in restricted cash on deposit with the lender. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of January 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

We intend to refinance our Revolving Credit Facility and the Stand-alone Letter of Credit Facility with similar facilities and terms before they expire on August 15, 2012.

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

Foreign Currency Risk

Our Canadian subsidiary operates 73 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $0.3 billion, or 5.4% of our consolidated net sales for 2011. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income depending on the nature of the underlying transaction.

The transaction loss (gain) included in net income was $0.8 million, $(0.7) million and $(1.3) million for 2011, 2010 and 2009, respectively.

From time to time, we have entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” in Canada to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We do not designate these Foreign Exchange Contracts as hedges and, accordingly, they are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value are recognized in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We recorded (gains) losses of $(0.1) million and $0.4 million for 2011 and 2010, respectively. We did not enter into Foreign Exchange Contracts during 2009.

Item 8. Financial Statements and Supplementary Data

The information required by this Item is attached as Appendix F.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of January 29, 2012, our disclosure controls and procedures were designed to meet the objective at the reasonable assurance level and were effective at the reasonable assurance level.

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

We assessed the effectiveness of our internal control over financial reporting as of January 29, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we maintained effective internal control over financial reporting as of January 29, 2012.

The effectiveness of our internal control over financial reporting as of January 29, 2012, has been audited by Deloitte & Touche, LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the thirteen weeks ended January 29, 2012, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc.

Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the “Company”) as of January 29, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended January 29, 2012 of the Company and our reports dated March 23, 2012 expressed unqualified opinions on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 23, 2012

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 13, 2012.

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

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2012 and 2011” in our proxy statement.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 23, 2012.

PetSmart, Inc.

By:	/s/ ROBERT F. MORAN
Robert F. Moran
Chairman and Chief Executive Officer

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

Signature	Title	Date

/s/ ROBERT F. MORAN Robert F. Moran	Chairman and Chief Executive Officer (Principal Executive Officer)	March 23, 2012

/s/ LAWRENCE P. MOLLOY Lawrence P. Molloy	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 23, 2012

/s/ ANGEL CABRERA Angel Cabrera	Director	March 23, 2012

/s/ RITA V. FOLEY Rita V. Foley	Director	March 23, 2012

/s/ PHILIP L. FRANCIS Philip L. Francis	Director	March 23, 2012

/s/ RAKESH GANGWAL Rakesh Gangwal	Director	March 23, 2012

/s/ JOSEPH S. HARDIN, JR. Joseph S. Hardin, Jr.	Director	March 23, 2012

/s/ GREGORY P. JOSEFOWICZ Gregory P. Josefowicz	Director	March 23, 2012

/s/ AMIN I. KHALIFA Amin I. Khalifa	Director	March 23, 2012

/s/ RICHARD K. LOCHRIDGE Richard K. Lochridge	Director	March 23, 2012

/s/ BARBARA A. MUNDER Barbara A. Munder	Director	March 23, 2012

/s/ THOMAS G. STEMBERG Thomas G. Stemberg	Director	March 23, 2012

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to the Consolidated Financial Statements and

Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc.

Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of January 29, 2012 and January 30, 2011, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended January 29, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of January 29, 2012 and January 30, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 29, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of January 29, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 23, 2012

PetSmart, Inc. and Subsidiaries

Consolidated Balance Sheets

(In thousands, except par value)

	January 29, 2012	January 30, 2011
ASSETS
Cash and cash equivalents	$342,892	$291,949
Short-term investments	20,311	9,708
Restricted cash	70,189	61,439
Receivables, net	53,899	53,971
Merchandise inventories	644,864	615,841
Deferred income taxes	51,381	44,999
Prepaid expenses and other current assets	80,352	46,022

Total current assets	1,263,888	1,123,929
Property and equipment, net	1,067,028	1,132,435
Equity investment in Banfield	37,824	42,858
Deferred income taxes	93,485	96,215
Goodwill	44,084	44,111
Other noncurrent assets	37,775	30,672

Total assets	$2,544,084	$2,470,220

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$199,177	$168,776
Accrued payroll, bonus and employee benefits	158,079	139,359
Accrued occupancy expenses and deferred rents	68,584	64,328
Current maturities of capital lease obligations	54,219	45,277
Other current liabilities	201,247	156,065

Total current liabilities	681,306	573,805
Capital lease obligations	505,273	521,552
Deferred rents	81,403	86,027
Other noncurrent liabilities	122,273	118,194

Total liabilities	1,390,255	1,299,578

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 164,801 and 162,586 shares issued	16	16
Additional paid-in capital	1,312,996	1,222,340
Retained earnings	1,507,054	1,277,803
Accumulated other comprehensive income	5,490	5,380
Less: Treasury stock, at cost, 54,686 and 47,094 shares	(1,671,727)	(1,334,897)

Total stockholders’ equity	1,153,829	1,170,642

Total liabilities and stockholders’ equity	$2,544,084	$2,470,220

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Merchandise sales	$5,401,731	$5,040,807	$4,761,039
Services sales	674,859	618,755	575,353
Other revenue	36,714	34,235	—

Net sales	6,113,304	5,693,797	5,336,392
Cost of merchandise sales	3,783,951	3,554,387	3,402,021
Cost of services sales	488,216	450,644	415,154
Cost of other revenue	36,714	34,235	—

Total cost of sales	4,308,881	4,039,266	3,817,175

Gross profit	1,804,423	1,654,531	1,519,217
Operating, general and administrative expenses	1,301,304	1,225,803	1,150,138

Operating income	503,119	428,728	369,079
Interest expense, net	(56,842)	(58,837)	(59,748)

Income before income tax expense and equity in income from Banfield	446,277	369,891	309,331
Income tax expense	(166,960)	(140,396)	(117,554)
Equity in income from Banfield	10,926	10,372	6,548

Net income	290,243	239,867	198,325
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	77	3,011	5,083
Other	33	—	—

Comprehensive income	$290,353	$242,878	$203,408

Earnings per common share:
Basic	$2.59	$2.05	$1.62

Diluted	$2.55	$2.01	$1.59

Weighted average shares outstanding:
Basic	111,909	116,799	122,363

Diluted	113,993	119,405	124,701

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity

(In thousands, except per share data)

	Shares		Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total
	Common Stock	Treasury Stock
BALANCE AT FEBRUARY 1, 2009	159,770	(32,408)	$16	$1,117,557	$936,100	$(2,714)	$(906,823)	$1,144,136
Net Income					198,325			198,325
Issuance of common stock under stock incentive plans	541			8,443				8,443
Stock-based compensation expense				23,290				23,290
Excess tax benefits (shortages) from stock-based compensation				(1,062)				(1,062)
Dividends declared ($0.33 per share)					(40,717)			(40,717)
Other comprehensive income, net of income tax						5,083		5,083
Purchase of treasury stock, at cost		(7,109)					(164,783)	(164,783)

BALANCE AT JANUARY 31, 2010	160,311	(39,517)	16	1,148,228	1,093,708	2,369	(1,071,606)	1,172,715
Net Income					239,867			239,867
Issuance of common stock under stock incentive plans	2,275			41,731				41,731
Stock-based compensation expense				23,945				23,945
Excess tax benefits (shortages) from stock-based compensation				8,436				8,436
Dividends declared ($0.475 per share)					(55,772)			(55,772)
Other comprehensive income, net of income tax						3,011		3,011
Purchase of treasury stock, at cost		(7,577)					(263,291)	(263,291)

BALANCE AT JANUARY 30, 2011	162,586	(47,094)	16	1,222,340	1,277,803	5,380	(1,334,897)	1,170,642
Net Income					290,243			290,243
Issuance of common stock under stock incentive plans	2,215			46,378				46,378
Stock-based compensation expense				27,989				27,989
Excess tax benefits (shortages) from stock-based compensation				16,289				16,289
Dividends declared ($0.545 per share)					(60,992)			(60,992)
Other comprehensive income, net of income tax						110		110
Purchase of treasury stock, at cost		(7,592)					(336,830)	(336,830)

BALANCE AT JANUARY 29, 2012	164,801	(54,686)	$16	$1,312,996	$1,507,054	$5,490	$(1,671,727)	$1,153,829

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$290,243	$239,867	$198,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	236,974	235,926	236,538
Loss on disposal of property and equipment	6,882	7,220	7,013
Stock-based compensation expense	27,989	23,928	24,792
Deferred income taxes	(3,702)	(11,325)	(13,572)
Equity in income from Banfield	(10,926)	(10,372)	(6,548)
Dividend received from Banfield	15,960	—	—
Excess tax benefits from stock-based compensation	(14,223)	(8,539)	(2,901)
Non-cash interest expense	782	509	1,006
Changes in assets and liabilities:
Merchandise inventories	(29,220)	(51,068)	23,403
Other assets	(26,703)	2,771	21,474
Accounts payable	9,135	(33,840)	21,842
Accrued payroll, bonus and employee benefits	18,707	34,114	16,638
Other liabilities	53,522	28,454	38,933

Net cash provided by operating activities	575,420	457,645	566,943

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(38,738)	(9,749)	—
Proceeds from maturities of investments	10,215	—	—
Proceeds from sales of investments	2,304	—	—
Increase in restricted cash	(8,750)	(13,267)	(48,172)
Cash paid for property and equipment	(120,720)	(125,074)	(112,920)
Proceeds from sales of property and equipment	331	198	3,894

Net cash used in investing activities	(155,358)	(147,892)	(157,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	53,439	47,217	11,848
Minimum statutory withholding requirements	(7,061)	(5,486)	(3,405)
Cash paid for treasury stock	(336,830)	(263,291)	(164,783)
Payments of capital lease obligations	(54,437)	(51,668)	(38,439)
Increase (decrease) in bank overdraft.	21,269	(9,982)	(5,082)
Excess tax benefits from stock-based compensation	14,223	8,539	2,901
Cash dividends paid to stockholders	(60,011)	(53,409)	(32,459)

Net cash used in financing activities	(369,408)	(328,080)	(229,419)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	289	1,916	1,720

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	50,943	(16,411)	182,046
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	291,949	308,360	126,314

CASH AND CASH EQUIVALENTS AT END OF YEAR	$342,892	$291,949	$308,360

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$57,692	$59,419	$59,153
Income taxes paid, net of refunds	$156,234	$137,869	$81,511
Assets acquired using capital lease obligations	$46,704	$42,175	$18,849
Accruals and accounts payable for capital expenditures	$40,308	$29,114	$25,827
Dividends declared but unpaid	$15,417	$14,436	$12,073

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to the Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies

Business

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in the United States, Puerto Rico and Canada. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of January 29, 2012, we operated 1,232 retail stores and had full-service veterinary hospitals in 799 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 791 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 8 hospitals are operated by other third parties in Canada.

Principles of Consolidation

Our consolidated financial statements include the accounts of PetSmart and our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions.

Fiscal Year

Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. The 2011 fiscal year ended on January 29, 2012, and was a 52-week year. The 2010 and 2009 fiscal years were also 52-week years. Unless otherwise specified, all references to years in these consolidated financial statements are to fiscal years.

Reclassifications

For the year ended January 29, 2012, we have presented compensation cost for restricted stock, performance shares, and stock options included in additional paid-in capital in a single line called stock-based compensation expense on the Consolidated Statements of Stockholders’ Equity. We have also presented the issuance of common stock under stock incentive plans for restricted stock, performance shares, and stock options included in common stock and additional paid-in capital in a single line called issuance of common stock under stock incentive plans on the Consolidated Statements of Stockholders’ Equity. Amounts related to the years ended January 30, 2011, and January 31, 2010, have been reclassified to conform to the current year presentation. There were no changes to total common stock or additional paid-in capital as a result of these reclassifications.

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

Net sales in the United States and Puerto Rico were $5.8 billion, $5.4 billion and $5.1 billion for 2011, 2010 and 2009, respectively. Net sales in Canada, denominated in United States dollars, were $0.3 billion, $0.3 billion and $0.2 billion for 2011, 2010 and 2009, respectively. Substantially all our long-lived assets are located in the United States.

Financial Instruments

Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables and accounts payable. These balances, as presented in the consolidated financial statements at January 29, 2012, and January 30, 2011, approximate fair value because of the short-term nature. We have short-term investments in municipal bonds, which are recorded at fair value using quoted prices in active markets for identical assets or liabilities as detailed in Note 5. We also have investments in negotiable certificates of deposit, which are carried at their amortized cost basis as detailed in Note 5. From time to time, we have entered into foreign exchange currency contracts, which are not designated as hedges and are recorded at fair value using quoted prices for similar assets or liabilities in active markets, as detailed in Note 3.

Cash and Cash Equivalents

We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $52.3 million and $48.9 million as of January 29, 2012, and January 30, 2011, respectively.

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of January 29, 2012, and January 30, 2011, bank overdrafts of $53.8 million and $32.5 million, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

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

Vendor Rebates and Cooperative Advertising Incentives

We receive vendor allowances, in the form of purchase rebates and cooperative advertising incentives, from agreements made with certain merchandise suppliers. Rebate incentives are initially deferred as a reduction of the cost of inventory purchased and then recognized as a reduction of cost of sales as the related inventory is sold. Cooperative advertising incentives are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Unearned purchase rebates recorded as a reduction of inventory, and rebate and cooperative advertising incentives remaining in receivables in the Consolidated Balance Sheets were not material as of January 29, 2012, and January 30, 2011.

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

As of January 29, 2012, and January 30, 2011, our inventory valuation reserves were $11.6 million and $10.0 million, respectively.

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

Long-lived assets are reviewed for impairment based on undiscounted cash flows. We conduct this review quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No material asset impairments were identified during 2011, 2010 or 2009.

Our property and equipment are depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2 - 12 years
Leasehold improvements	1 - 20 years
Computer software	3 - 7 years

Goodwill

The carrying value of goodwill of $44.1 million as of January 29, 2012, and January 30, 2011, represents the excess of the cost of acquired businesses over the fair market value of their net assets. Other than the effects of foreign currency translation, no other changes were made to goodwill during 2011, 2010 or 2009.

Insurance Liabilities and Reserves

We maintain workers’ compensation, general liability, product liability and property insurance, on all our operations, properties and leasehold interests. We utilize high deductible plans for each of these areas including a self-insured health plan for our eligible associates. Workers’ compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers’ compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of January 29, 2012, and January 30, 2011, we had approximately $102.8 million and $99.9 million, respectively, in reserves related to workers’ compensation, general liability and self-insured health plans, of which $71.1 million and $69.8 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

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

Income Taxes

We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at January 29, 2012, and January 30, 2011, were principally to offset certain deferred income tax assets for net operating loss carryforwards. We generally do not materially adjust deferred income taxes at interim periods.

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

Other Current Liabilities

Other current liabilities consisted of the following (in thousands):

	January 29, 2012	January 30, 2011
Accrued income and sales tax	$42,214	$46,696
Non-trade accounts payable	53,797	19,854
Other(1)	105,236	89,515

	$201,247	$156,065

(1)	There are no other individual items within other current liabilities greater than 5% of total current liabilities.

Revenue Recognition

We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. Services sales are recognized at the time the service is provided. E-commerce sales are recognized at the time that the customer receives the product. We defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of January 29, 2012, and January 30, 2011. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized over two years based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During each of 2011 and 2010, we recognized $1.8 million of gift card breakage income. During 2009, we recognized $2.1 million of gift card breakage income. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Income and Comprehensive Income as a reduction of operating, general and administrative expenses.

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

Vendor Concentration Risk

We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 20.7%, 17.8% and 22.4% of our net sales for 2011, 2010 and 2009, respectively.

Advertising

We charge advertising costs to expense as incurred, which are classified within operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Total advertising expenditures, net of vendor allowances for cooperative advertising incentives, and including direct response advertising, were $95.9 million, $83.5 million and $67.1 million for 2011, 2010 and 2009, respectively. Vendor allowances for cooperative advertising incentives reduced total advertising expense by $33.0 million, $24.5 million and $19.5 million for 2011, 2010 and 2009, respectively.

Stock-based Compensation

We recognize stock-based compensation expense based on the fair value of the awards at the grant date for all awards except management equity units which are evaluated quarterly based upon the current market value of our common stock. We use option pricing methods that require the input of highly subjective assumptions, including the expected stock price volatility. Compensation cost is recognized on a straight-line basis over the vesting period of the related stock-based compensation award.

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

Activity related to foreign currency translation adjustments was as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Deferred tax impact	$50	$1,817	$3,348
Transaction loss (gain)	817	(705)	(1,334)

Earnings Per Common Share

Basic earnings per common share is calculated by dividing net income by the weighted average of shares outstanding during each period. Diluted earnings per common share reflects the potential dilution of securities that could share in earnings, such as potentially dilutive common shares that may be issuable under our stock incentive plans, and is calculated by dividing net income by the weighted average shares, including dilutive securities, outstanding during the period.

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

In June 2011, the FASB issued new guidance on the presentation of comprehensive income. The guidance requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. It eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Additionally, the guidance requires that reclassification adjustments between other comprehensive income and net income be presented on the face of the financial statements, except in the case of foreign currency translation adjustments that are not the result of complete or substantially complete liquidation of an investment in a foreign entity. However, in December 2011, the FASB issued an update that indefinitely defers this requirement to present classification adjustments on the face of the financial statements. All other requirements in the June 2011 update remain unaffected by the December 2011 update and are to be applied retrospectively. Both updates are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. We do not expect our adoption of the new guidance to have a material impact on our consolidated financial statements.

In May 2011, the FASB issued new guidance to achieve common fair value measurement and disclosure requirements between GAAP and International Financial Reporting Standards. This new guidance amends current fair value measurement and disclosure requirements to include increased transparency for valuation inputs and investment categorization. This new guidance is to be applied prospectively and is effective during interim and annual periods beginning after December 15, 2011. We do not expect our adoption of the new guidance to impact our consolidated financial statements.

Note 3 — Derivative Financial Instruments

From time to time, we have entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” in Canada to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We do not designate these Foreign Exchange Contracts as hedges and, accordingly, they are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value are recognized in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

At January 29, 2012, we had no Foreign Exchange Contracts outstanding. The fair value of the receivable included in prepaid expenses and other current assets was immaterial at January 30, 2011.

We recorded the following (gains) losses on Foreign Exchange Contracts (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011
(Gain) loss	$(77)	$412

We did not enter into Foreign Exchange Contracts during 2009.

Note 4 — Income Taxes

Income before income tax expense and equity in income from Banfield was as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
United States and Puerto Rico	$433,633	$361,106	$301,644
Foreign	12,644	8,785	7,687

	$446,277	$369,891	$309,331

Income tax expense consisted of the following (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Current provision:
Federal	$147,728	$133,753	$111,911
State	22,934	17,968	19,215

	170,662	151,721	131,126

Deferred:
Federal	574	(7,906)	(4,439)
State	(4,276)	(3,419)	(9,133)

	(3,702)	(11,325)	(13,572)

Income tax expense	$166,960	$140,396	$117,554

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	January 29, 2012		January 30, 2011		January 31, 2010
Provision at federal statutory tax rate	$156,197	35.0%	$129,462	35.0%	$108,266	35.0%
State income taxes, net of federal income tax benefit	10,423	2.3	5,591	1.5	8,725	2.8
Tax on equity income from Banfield	(645)	(0.2)	3,630	1.0	2,292	0.7
Other	985	0.3	1,713	0.5	(1,729)	(0.5)

	$166,960	37.4%	$140,396	38.0%	$117,554	38.0%

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	January 29, 2012	January 30, 2011
Deferred income tax assets:
Capital lease obligations	$189,650	$192,825
Employee benefit expense	100,536	82,228
Deferred rents	36,225	37,596
Net operating loss carryforwards	16,586	17,717
Other	39,067	32,457

Total deferred income tax assets	382,064	362,823
Valuation allowance	(7,700)	(7,700)

Deferred income tax assets, net of valuation allowance	374,364	355,123
Deferred income tax liabilities:
Property and equipment	(198,192)	(188,654)
Inventory	(12,074)	(6,113)
Other	(19,232)	(19,142)

Total deferred income tax liabilities	(229,498)	(213,909)

Net deferred income tax assets	$144,866	$141,214

We are subject to United States of America federal income tax, as well as the income tax of multiple state, territorial and foreign jurisdictions. We have substantially settled all federal income tax matters through 2007, state and local jurisdictions through 1999 and foreign jurisdictions through 2003. We could be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time to resolve and may cover multiple years. During 2011, 2010 and 2009, we recorded a net benefit of approximately $0.2 million, $0.2 million and $1.0 million, respectively, from the settlement of uncertain tax positions with various state tax jurisdictions and the lapse of the statute of limitations for certain tax positions. The net benefits are reflected in income tax expense in the Consolidated Statements of Income and Comprehensive Income. We cannot make an estimate of the range of possible changes that may result from other audits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Unrecognized tax benefits, beginning balance	$16,735	$7,652	$8,127
Gross increases – tax positions related to the current year	1,938	1,655	1,299
Gross increases – tax positions in prior periods	3,730	7,933	716
Gross decreases – tax positions in prior periods	(146)	(24)	(153)
Gross settlements	(922)	(405)	(394)
Lapse of statute of limitations	(393)	(221)	(2,215)
Gross (decreases) increases — foreign currency translation	(2)	145	272

Unrecognized tax benefits, ending balance	$20,940	$16,735	$7,652

Included in the balance of unrecognized tax benefits at January 29, 2012, January 30, 2011, and January 31, 2010, are $11.1 million, $9.7 million, and $6.8 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2011 2010 and 2009, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income and Comprehensive Income was immaterial. In total, as of January 29, 2012, we had recognized a liability for penalties of $1.3 million and interest of $2.6 million. As of January 30, 2011, we had recognized a liability for penalties of $0.9 million and interest of $2.2 million.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $0.4 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2012 as a result of settlements or a lapse of the statute of limitations.

As of January 29, 2012, we had, for income tax reporting purposes, federal net operating loss carryforwards of $47.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to the Internal Revenue Code. We also had a Canadian capital loss carryforward and state tax credit carryforwards of $14.3 million which can be carried forward indefinitely.

Note 5 — Investments

Short-term Investments

At January 29, 2012, and January 30, 2011, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities, which include immaterial amounts of accrued interest at January 29, 2012, and January 30, 2011. The amortized cost basis at January 29, 2012, and January 30, 2011 was $20.1 million and $9.6 million, respectively. Unrealized holding gains and losses are included in other comprehensive income in the consolidated statements of income and comprehensive income. We had no short-term investments during 2009.

Investments in Negotiable Certificates of Deposit

At January 29, 2012, we had investments in negotiable certificates of deposit with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis. At January 29, 2012, the amortized cost basis of our investments in negotiable certificates of deposit were $13.1 million included in prepaid expenses and other current assets and $2.1 million included in other noncurrent assets in the Consolidated Balance Sheets. The aggregate fair value of our investments in negotiable certificates of deposit was $15.2 million. We did not have investments in negotiable certificates of deposit during 2010 or 2009. Unrecognized holding gains for 2011 were immaterial.

Equity Investment in Banfield

We have an investment in Banfield which is accounted for using the equity method of accounting. We record our equity in income from our investment in Banfield one month in arrears.

Our ownership interest in the stock of Banfield was as follows (in thousands):

	January 29, 2012		January 30, 2011
	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	32,109	—	21,183
Dividend received from Banfield	—	(15,960)	—	—

Total equity investment in Banfield	4,693	$37,824	4,693	$42,858

Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of January 29, 2012, and January, 30, 2011. Our ownership percentage as of January 29, 2012, and January 30, 2011, considering all classes of stock (voting and non-voting), was 21.0%. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Of the 4.7 million shares of voting stock of Banfield, we held:

(a)	2.9 million shares of voting preferred stock that may be converted into voting common stock at any time at our option; and

(b)	1.8 million shares of voting common stock.

Banfield’s financial data is summarized as follows (in thousands):

	January 29, 2012	January 30, 2011
Current assets	$372,753	$351,379
Noncurrent assets	127,750	119,175
Current liabilities	329,491	279,836
Noncurrent liabilities	16,642	12,367

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Net sales	$747,705	$676,591	$617,508
Income from operations	89,569	82,864	49,851
Net income	52,019	49,390	29,723

We recognized license fees and reimbursements for specific operating expenses from Banfield of $36.7 million, $34.2 million and $33.2 million during 2011, 2010 and 2009, respectively. Receivables from Banfield totaled $3.1 million and $2.7 million at January 29, 2012, and January 30, 2011, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sales of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet foods are not material to our consolidated financial statements.

Note 6 — Property and Equipment

Property and equipment consists of the following (in thousands):

	January 29, 2012	January 30, 2011
Land	$1,032	$1,032
Buildings	14,193	15,520
Furniture, fixtures and equipment	1,004,584	984,755
Leasehold improvements	643,207	617,735
Computer software	108,834	110,398
Buildings under capital leases	753,705	720,959

	2,525,555	2,450,399
Less: accumulated depreciation and amortization	1,516,144	1,347,380

	1,009,411	1,103,019
Construction in progress	57,617	29,416

Property and equipment, net	$1,067,028	$1,132,435

Note 7 — Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	January 29, 2012	January 30, 2011
Total remaining gross occupancy costs	$29,974	$34,313
Less:
Expected sublease income	(18,520)	(22,964)
Interest costs	(1,447)	(1,585)

Reserve for closed stores	$10,007	$9,764

Current portion, included in other current liabilities	2,756	3,056
Noncurrent portion, included in other noncurrent liabilities	7,251	6,708

Reserve for closed stores	$10,007	$9,764

The activity related to the reserve for closed stores was as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Opening balance	$9,764	$8,216	$6,382
Provision for new store closures	1,297	4,921	1,526
Changes in sublease assumptions	3,338	1,072	4,173
Lease terminations	—	(562)	(565)
Other	606	995	769

Charges, net	5,241	6,426	5,903
Payments	(4,998)	(4,878)	(4,069)

Ending balance	$10,007	$9,764	$8,216

We record charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

Note 8 — Earnings Per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used to calculate earnings per common share (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Basic	111,909	116,799	122,363
Dilutive stock-based compensation awards	2,084	2,606	2,338

Diluted	113,993	119,405	124,701

Certain stock-based compensation awards representing 1.3 million, 1.5 million and 3.0 million shares of common stock in 2011, 2010 and 2009, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of the awards would have been antidilutive for the periods presented.

Note 9 — Stockholders’ Equity

Share Purchase Programs

In June 2009, the Board of Directors approved a share purchase program authorizing the purchase of up to $350.0 million of our common stock through January 29, 2012. During 2009, we purchased 5.9 million shares of our common stock for $140.0 million under the $350.0 million share purchase program. During the thirteen weeks ended May 2, 2010, we purchased 3.4 million shares of our common stock for $107.1 million under this $350.0 million program.

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012, replacing the $350.0 million program. During 2010, we purchased 4.2 million shares of our common stock for $156.2 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of our common stock for $165.4 million under this $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the twenty-six weeks ended January 29, 2012, we purchased 3.7 million shares of our common stock for $171.4 million under the $450.0 million program. As of January 29, 2012, $278.6 million remained available under the $450.0 million program.

Dividends

In 2011 and 2010, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011
December 7, 2011	$0.14	January 27, 2012	February 10, 2012

March 23, 2010	$0.10	April 30, 2010	May 14, 2010
June 16, 2010	$0.125	July 30, 2010	August 13, 2010
September 29, 2010	$0.125	October 29, 2010	November 12, 2010
December 9, 2010	$0.125	January 28, 2011	February 11, 2011

Note 10 — Stock-Based Compensation

We have several long-term incentive plans, including plans for stock options, restricted stock, performance share units, management equity units and employee stock purchases. Shares issued under our long-term incentive plans are issued from new shares.

Stock Options

At January 29, 2012, stock option grants representing 4.8 million shares of common stock were outstanding under all of the stock option plans, and 25.5 million of additional stock options or awards may be issued under the 2011 Equity Incentive Plan. These grants are made to employees, including officers and our Directors, at the fair market value on the date of the grant.

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	Year Ended January 29, 2012
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,985	$23.07
Granted	1,384	$40.82
Exercised	(2,306)	$21.48		$55,431
Forfeited/cancelled	(225)	$28.47

Outstanding at end of year	4,838	$28.66	4.39	$120,299

Vested and expected to vest at end of year	4,661	$28.35	4.34	$117,289

Exercisable at end of year	1,552	$23.57	2.80	$46,489

	Year Ended January 30, 2011
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	7,309	$19.65
Granted	1,391	$31.78
Exercised	(2,492)	$18.00		$38,237
Forfeited/cancelled	(223)	$22.01

Outstanding at end of year	5,985	$23.07	4.23	$102,326

Vested and expected to vest at end of year	5,788	$22.95	4.18	$99,690

Exercisable at end of year	2,636	$21.72	2.96	$48,624

	Year Ended January 31, 2010
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	7,080	$19.77
Granted	1,696	$16.97
Exercised	(733)	$10.52		$9,810
Forfeited/cancelled	(734)	$23.69

Outstanding at end of year	7,309	$19.65	4.29	$51,205

Vested and expected to vest at end of year	7,026	$19.72	4.23	$48,978

Exercisable at end of year	4,028	$19.64	3.38	$29,128

Restricted Stock

We may grant restricted stock under the 2011 Equity Incentive Plan. Under the terms of the plan, employees may be awarded shares of our common stock, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares of common stock awarded under the plan are subject to a reacquisition right held by us. In the event that the award recipient’s employment by, or service to, us is terminated for any reason other than death or disability, we are entitled to simultaneously and automatically reacquire for no consideration all of the unvested shares of restricted common stock previously awarded to the recipient.

Restricted stock activity in our restricted stock plan is as follows (in thousands):

	Year Ended
	January 29, 2012		January 30, 2011		January 31, 2010
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	1,188	$24.85	1,898	$24.38	2,685	$25.50
Granted	24	$40.78	39	$32.47	82	$18.05
Vested	(543)	$31.35	(611)	$23.94	(599)	$28.58
Forfeited	(57)	$19.89	(138)	$24.53	(270)	$24.29

Nonvested at end of year	612	$20.20	1,188	$24.85	1,898	$24.38

The total fair value of restricted stock which vested during 2011, 2010 and 2009 was $22.7 million, $17.2 million, and $11.0 million, respectively.

Performance Share Units

The 2009 Performance Share Unit Program, approved by the Board of Directors in January 2009, provides for the issuance of Performance Share Units, or “PSUs,” under our equity incentive plans, to executive officers and certain other members of our management team based upon an established performance goal. For units granted in 2011, the performance goal was defined as a specified growth of income before income tax expense and equity in income from Banfield as compared to 2010. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant’s target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Actual performance against the 2011 performance goal was approved by the Board in March 2012, and qualified participants received 150% of their target awards. For units granted in 2010, the performance goal was defined as a specified end-of-year income before income tax expense and equity in income from Banfield. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant’s target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Our actual performance against the 2010 performance goal was approved by the Board in March 2011, and qualified participants received 150% of their target awards. For units granted in 2009, the performance goal was defined as a specified end-of-year cash, cash equivalents and restricted cash balance. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant’s target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Our actual performance against the 2009 performance goal was approved by the Board in March 2010, and qualified participants received 150% of their target awards. The PSUs are subject to time-based vesting, cliff vesting on the third anniversary of the initial grant date, and settle in shares at that time.

Activity for PSUs in 2011, 2010 and 2009 was as follows (in thousands):

	Year Ended
	January 29, 2012		January 30, 2011		January 31, 2010
	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value	Units	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	1,065	$22.14	570	$16.97	—	$—
Granted	228	$40.80	288	$31.77	592	$16.96
Additional units granted for performance achievement	139	$31.77	262	$16.96	—	$—
Vested	(5)	$20.73	—	$—	—	$—
Forfeited	(90)	$24.08	(55)	$18.89	(22)	$16.69

Nonvested at end of year	1,337	$25.17	1,065	$22.14	570	$16.97

The total fair value of PSUs which vested during 2011 was $0.2 million.

Management Equity Units

Beginning in 2009, certain members of management receive Management Equity Units, or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value of the vested MEU grants will be determined using our closing stock price on the vest date and will be paid out in cash.

As of January 29, 2011, the total liability for the 2009, 2010, and 2011 MEU grants was $18.4 million and was included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheet. The 2009 grant vested on March 9, 2012, and approximately $11.9 million was paid in cash in March 2012.

Employee Stock Purchase Plan

We have an Employee Stock Purchase Plan, or “ESPP,” that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at a discount. The ESPP allows employees to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 4.0 million shares is authorized for purchase until the ESPP plan termination date of July 31, 2012. Share purchases and proceeds were as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Shares purchased	99	68	167
Aggregate proceeds	$3,918	$1,999	$3,784

Stock-Based Compensation Expense

Stock-based compensation expense and the total income tax benefit recognized in the Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Stock options expense	$11,435	$9,668	$8,263
Restricted stock expense	4,624	6,559	11,626
Performance share unit expense	11,930	7,701	3,369

Stock-based compensation expense – equity awards	27,989	23,928	23,258
Management equity unit expense	11,457	5,481	1,534

Total stock-based compensation expense	$39,446	$29,409	$24,792

Tax benefit	$14,764	$10,286	$8,824

At January 29, 2012, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $29.9 million and is expected to be recognized over a weighted average period of 2.1 years. At January 29, 2012, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $9.9 million and is expected to be recognized over a weighted average period of 1.8 years.

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

	Year Ended
	January 29, 2012	January 30, 2011	January 31, 2010
Dividend yield	1.40%	1.66%	0.62%
Expected volatility	31.6%	31.0%	46.0%
Risk-free interest rate	1.24%	1.31%	1.17%
Forfeiture rate	14.3%	14.8%	15.1%
Expected lives	5.1 years	5.1 years	5.3 years
Vesting periods	4.0 years	4.0 years	4.0 years
Term	7.0 years	7.0 years	7.0 years
Weighted average fair value	$10.76	$8.10	$6.68

Restricted stock expense, which reflects the fair market value on the date of the grant net of estimated forfeitures and cliff vests after four years, is being amortized on a straight-line basis by a charge to income over the four-year term of the restricted stock awards.

PSU expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period, or three years, based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance goal.

Compensation expense, net of forfeitures, for MEUs is recognized on a straight-line basis over the requisite service period, or three years, and is evaluated quarterly based upon the current market value of our common stock.

Changes to our Stock-Based Compensation in 2012

In March 2012, the Board of Directors approved a plan which would replace MEUs with Restricted Stock Units, or “RSUs.” The shares for RSUs granted in 2012 are not issued until cliff vesting on the third anniversary of the initial grant date.

The performance goal for our 2012 PSUs was extended to be measured at the end of three years. Previously, the performance goal was measured at the end of the first year, and thereafter the PSUs were subject to time-based vesting, cliff vesting on the third anniversary of the initial grant date. The 2012 PSUs will continue to cliff vest at the end of three years, and our performance against the defined three year performance threshold will be evaluated on a quarterly basis throughout the three year vesting period. Additionally, for the 2012 grant, the actual number of PSUs awarded to each participant was set at a minimum threshold of 0% of the participant’s target number of PSUs and could increase up to 200% based upon performance results.

Note 11 — Employee Benefit Plans

We have a defined contribution plan, or the “Plan,” pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2011, 2010 and 2009, we recognized expense related to matching contributions under these Plans of $7.1 million, $6.3 million, and $5.6 million, respectively.

Note 12 — Financing Arrangements and Lease Obligations

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

As of January 29, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 30, 2011, we had no borrowings and $31.6 million in stand-by letter of credit issuances under our Revolving Credit Facility.

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

As of January 29, 2012, we had $70.2 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $70.2 million in restricted cash on deposit with the lender. As of January 30, 2011, we had $61.4 million in outstanding letters of credit under the Stand-alone Letter of Credit Facility and $61.4 million in restricted cash on deposit with the lender.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and the payment of dividends would not result in default of the Revolving Credit Facility and Stand-alone Letter of Credit Facility. As of January 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our personal property assets, our wholly owned subsidiaries and certain real property.

We intend to refinance our Revolving Credit Facility and the Stand-alone Letter of Credit Facility with similar facilities and terms before they expire on August 15, 2012.

Operating and Capital Leases

We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 4 additional 5-year terms. Store leases, excluding renewal options, expire at various dates through 2027. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases and capital leases. Total operating lease expense incurred, net of sublease income, during 2011, 2010 and 2009 was $319.9 million, $302.4 million and $296.0 million, respectively. Additional rent included in those amounts was not material.

At January 29, 2012, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating Leases	Capital Leases
2012	$305,090	$107,548
2013	311,045	116,161
2014	284,873	112,021
2015	250,671	105,758
2016	210,050	93,525
Thereafter	535,606	289,648

Total minimum rental commitments	$1,897,335	$824,661

Less: amounts representing interest		(265,169)

Present value of minimum lease payments		559,492
Less: current portion		(54,219)

Long-term obligations		$505,273

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $1.0 million and $0.9 million in the Consolidated Balance Sheets as of January 29, 2012, and January 30, 2011, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $104.1 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of January 29, 2012 because we have not taken physical possession of the property.

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At January 29, 2012, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2012	$3,258
2013	3,270
2014	2,926
2015	2,940
2016	2,179
Thereafter	2,593

$17,166

Note 13 — Commitments and Contingencies

Advertising Purchase Commitments

As of January 29, 2012, we had advertising commitments of approximately $32.7 million in 2012.

Product Purchase Commitments

As of January 29, 2012, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

Litigation and Settlements

In January 2011, we were named as a defendant in Pedroza v. PetSmart, Inc., et al., a lawsuit originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the U.S. District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code. The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys’ fees, costs and injunctive relief. This case is still in its early stages and, accordingly, we are not yet able to reasonably estimate the monetary exposure associated with the lawsuit. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class or collective action, and we are vigorously defending these claims. For these reasons, we have not accrued any liability.

Additionally, in October 2011, we were named as a defendant in Acosta v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Los Angeles. The Acosta complaint raises substantially similar allegations to those raised in the Pedroza case, but the allegations in Acosta are limited to store Operations Managers only. Like Pedroza, the Acosta lawsuit seeks compensatory damages, statutory penalties, and other relief, including liquidated damages, attorneys’ fees, and costs. This case is just entering the early stages of discovery and, accordingly, we are not yet able to reasonably estimate the monetary exposure associated with the lawsuit. As with Pedroza, we do not believe the allegations in Acosta have merit, we do not believe that the case should be certified as a class or collective action, and we are vigorously defending these claims. For these reasons, we have not accrued any liability.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Note 14 — Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information for 2011 and 2010 is as follows:

Year Ended January 29, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,314,349	$1,300,473	$1,326,819	$1,460,090
Services sales	167,096	177,945	161,339	168,479
Other revenue	8,921	9,135	9,399	9,259
Net sales	1,490,366	1,487,553	1,497,557	1,637,828
Gross profit	441,415	436,984	428,160	497,864
Operating income	121,683	110,276	101,196	169,964
Income before income tax expense and equity in income from Banfield	107,236	96,021	87,158	155,862
Net income	70,905	61,180	56,158	102,000
Earnings per common share:
Basic	$0.62	$0.54	$0.50	$0.92
Diluted	0.61	0.54	0.50	0.91
Weighted average shares outstanding:
Basic	113,541	112,396	111,330	110,364
Diluted	115,699	114,341	113,081	112,100

Year Ended January 30, 2011	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,233,595	$1,216,682	$1,230,911	$1,359,619
Services sales	153,287	165,305	148,282	151,881
Other revenue	8,271	8,553	8,877	8,534
Net sales	1,395,153	1,390,540	1,388,070	1,520,034
Gross profit	404,292	396,295	388,985	464,959
Operating income	103,261	92,007	83,640	149,820
Income before income tax expense and equity in income from Banfield	87,918	77,417	69,351	135,205
Net income	55,592	48,386	45,613	90,276
Earnings per common share:
Basic	$0.47	$0.41	$0.39	$0.78
Diluted	0.46	0.41	0.38	0.77
Weighted average shares outstanding:
Basic	117,976	117,079	116,943	115,222
Diluted	120,382	119,423	119,360	117,712

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc. Phoenix,

Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of January 29, 2012 and January 30, 2011, and for each of the three years in the period ended January 29, 2012, and the Company’s internal control over financial reporting as of January 29, 2012, and have issued our reports thereon dated March 23, 2012; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 23, 2012

SCHEDULE II

PetSmart, Inc. and Subsidiaries

Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	Deductions (1)	Balance at End of Period
	(In thousands)
Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2009	$7,777	$9,652	$(4,865)	$12,564

2010	$12,564	$6,493	$(12,243)	$6,814

2011	$6,814	$11,927	$(10,073)	$8,668

Shrink
2009	$6,822	$24,250	$(27,205)	$3,867

2010	$3,867	$30,046	$(30,723)	$3,190

2011	$3,190	$30,617	$(30,922)	$2,885

(1)

Deductions to the lower of cost or market reserve include recoveries of inventory previously written off as a result of sales activity. Deductions to the shrink reserve represent adjustments to the reserve resulting from physical inventory counts and improvements in shrink results.

APPENDIX E

PetSmart, Inc.

ANNUAL REPORT ON FORM 10-K

EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

3.1	Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993

3.2	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997

3.35	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	8-K	0-21888	3.4	6/23/2009

3.4	Bylaws of PetSmart, as amended	8-K	0-21888	3.5	6/23/2009

4.1	Reference is made to Exhibits 3.1 through 3.4

4.2	Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993

10.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993

10.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Appendix B	5/12/2003

10.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998

10.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003

10.5†	2002 Employee Stock Purchase Plan, as amended	10-K	0-21888	10.5	3/3/2008

10.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007

10.7†	Executive Short-Term Incentive Plan, as amended	Proxy Statement	0-21888	Appendix A	5/3/2010

10.8†	Amended and Restated Employment Agreement, between PetSmart and Philip L. Francis, Chairman of the Board of Directors and Chief Executive Officer	10-Q	0-21888	10.12	11/26/2008

10.9†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran, President and Chief Operating Officer	10-Q	0-21888	10.13	11/26/2008

10.10†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	10-Q	0-21888	10.22	5/29/2009

10.11†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003

10.12†	Amended and Restated Executive Change in Control and Severance Benefit Plan					X

10.13†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004

10.14†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006
10.15†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005

10.16†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007

10.17†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006

10.18†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006

10.19†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007

10.20	Letter of Credit Agreement, dated June 30, 2006, between PetSmart, Inc. and Bank of America, N.A.	8-K	0-21888	10.21	7/3/2006

10.21	Second Amendment to Letter of Credit Agreement, dated as of May 13, 2009	10-Q	0-21888	10.20	8/28/2009

10.22	Credit Agreement dated as of August 15, 2007 among PetSmart, Inc., PetSmart Store Support Group, Inc., the Lenders Party thereto, Bank of America, N.A., as issuing bank, administrative agent and collateral agent, and Banc of America Securities LLC, as sole arranger and sole bookrunner.	8-K	0-21888	10.2	8/17/2007

10.23	2011 Performance Share Unit Program	8-K(A)	0-21888	10.1	3/22/2011

10.24	2011 Equity Incentive Plan	Proxy Statement	0-21888	Appendix A	5/2/2011

10.25	Form of Nonstatutory Stock Option Agreement for 2011 Plan	8-K	0-21888	10.2	6/17/2011

10.26	Form of Stock Option Agreement for 2011 Plan	8-K	0-21888	10.3	6/17/2011

10.27	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement for 2011 Plan	8-K	0-21888	10.4	6/17/2011

10.28†	Form of Revised Performance Share Unit Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.1	3/16/2012

10.29†	Form of Revised Nonstatutory Stock Option Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.2	3/16/2012

10.30†	Form of Revised Restricted Stock Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.3	3/16/2012

10.31†	Form of Revised Restricted Stock Unit Grant Notice for 2011 Equity Incentive Plan	8-K	0-21888	10.4	3/16/2012

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended	X

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	X

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended	X

101.INS	XBRL Instance	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation	X

101.LAB	XBRL Taxonomy Extension Labels	X

101.PRE	XBRL Taxonomy Extension Presentation	X

101.DEF	XBRL Taxonomy Extension Definition	X

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.
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