Form 10-Q
period 2012-04-29
PETSMART INC
filed 2012-05-24
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended April 29, 2012

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

Common Stock, $.0001 Par Value, 108,392,554 Shares at May 11, 2012

PetSmart, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc.

Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of April 29, 2012 and May 1, 2011, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the thirteen week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2012, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

May 24, 2012

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	April 29, 2012	January 29, 2012	May 1, 2011
ASSETS
Cash and cash equivalents	$268,928	$342,892	$228,097
Short-term investments	22,276	20,311	9,761
Restricted cash	71,929	70,189	61,439
Receivables, net	57,346	53,899	52,802
Merchandise inventories	682,896	644,864	635,354
Deferred income taxes	51,381	51,381	44,999
Prepaid expenses and other current assets	81,716	80,352	72,286

Total current assets	1,236,472	1,263,888	1,104,738
Property and equipment, net	1,035,759	1,067,028	1,100,910
Equity investment in Banfield	26,597	37,824	29,473
Deferred income taxes	79,798	93,485	91,260
Goodwill	44,738	44,084	45,597
Other noncurrent assets	43,036	37,775	36,802

Total assets	$2,466,400	$2,544,084	$2,408,780

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$246,612	$199,177	$154,435
Accrued payroll, bonus and employee benefits	126,195	158,079	114,608
Accrued occupancy expenses and deferred rents	69,456	68,584	60,349
Current maturities of capital lease obligations	55,920	54,219	47,176
Other current liabilities	177,511	201,247	168,690

Total current liabilities	675,694	681,306	545,258
Capital lease obligations	496,004	505,273	515,139
Deferred rents	79,582	81,403	84,704
Other noncurrent liabilities	115,644	122,273	119,693

Total liabilities	1,366,924	1,390,255	1,264,794

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 166,124, 164,801 and 162,973 shares issued	17	16	16
Additional paid-in capital	1,352,889	1,312,996	1,238,604
Retained earnings	1,586,499	1,507,054	1,334,534
Accumulated other comprehensive income	6,706	5,490	8,154
Less: Treasury stock, at cost, 57,734, 54,686 and 49,582 shares	(1,846,635)	(1,671,727)	(1,437,322)

Total stockholders’ equity	1,099,476	1,153,829	1,143,986

Total liabilities and stockholders’ equity	$2,466,400	$2,544,084	$2,408,780

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Merchandise sales	$1,439,559	$1,314,349
Services sales	181,014	167,096
Other revenue	9,320	8,921

Net sales	1,629,893	1,490,366

Cost of merchandise sales	994,508	919,476
Cost of services sales	128,691	120,554
Cost of other revenue	9,320	8,921

Total cost of sales	1,132,519	1,048,951

Gross profit	497,374	441,415
Operating, general and administrative expenses	343,023	319,732

Operating income	154,351	121,683
Interest expense, net	(14,129)	(14,447)

Income before income tax expense and equity in income from Banfield	140,222	107,236
Income tax expense	(48,172)	(38,906)
Equity in income from Banfield	2,633	2,575

Net income	94,683	70,905
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	1,219	2,774
Other	(3)	—

Comprehensive income	$95,899	$73,679

Earnings per common share:
Basic	$0.87	$0.62

Diluted	$0.85	$0.61

Weighted average shares outstanding:
Basic	108,930	113,541
Diluted	111,030	115,699

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$94,683	$70,905
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	59,709	60,001
Loss on disposal of property and equipment	3,245	793
Stock-based compensation expense	7,315	6,186
Deferred income taxes	12,907	3,181
Equity in income from Banfield	(2,633)	(2,575)
Dividend received from Banfield	13,860	15,960
Excess tax benefits from stock-based compensation	(8,567)	(2,419)
Non-cash interest expense	293	196
Changes in assets and liabilities:
Merchandise inventories	(37,439)	(18,482)
Other assets	(12,239)	(29,322)
Accounts payable	40,359	(7,335)
Accrued payroll, bonus and employee benefits	(31,921)	(24,915)
Other liabilities	9,981	24,202

Net cash provided by operating activities	149,553	96,376

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,027)	(4,211)
Proceeds from maturities of investments	3,535	1,000
Proceeds from sales of investments	85	—
Increase in restricted cash	(1,740)	—
Cash paid for property and equipment	(35,931)	(31,060)
Proceeds from sales of property and equipment	67	110

Net cash used in investing activities	(38,011)	(34,161)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	24,648	12,111
Minimum statutory withholding requirements	(21,076)	(6,161)
Cash paid for treasury stock	(174,908)	(102,425)
Payments of capital lease obligations	(15,017)	(12,535)
Increase (decrease) in bank overdraft	6,970	(7,257)
Excess tax benefits from stock-based compensation	8,567	2,419
Cash dividends paid to stockholders	(15,416)	(14,436)

Net cash used in financing activities	(186,232)	(128,284)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	726	2,217

DECREASE IN CASH AND CASH EQUIVALENTS	(73,964)	(63,852)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,892	291,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$268,928	$228,097

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$14,058	$14,499
Income taxes paid, net of refunds	$24,693	$23,712
Assets acquired using capital lease obligations	$6,801	$6,965
Accruals and accounts payable for capital expenditures	$28,079	$17,329

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — General

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in the United States, Puerto Rico and Canada. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of April 29, 2012, we operated 1,241 retail stores and had full-service veterinary hospitals in 807 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 800 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented. These condensed consolidated financial statements, which are unaudited, should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 29, 2012.

Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended April 29, 2012, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2012, a 53-week year, ends on February 3, 2013, while fiscal 2011, a 52-week year, ended on January 29, 2012. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Foreign Currency

Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders’ equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Activity related to foreign currency adjustments was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Deferred tax expense on translation adjustments	$780	$1,773
Transaction gain	$(57)	$(731)

The impact of foreign currency translation adjustments to the carrying value of goodwill was $0.7 million and $1.5 million for the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively.

Note 3 — Investments

Short-term Investments

At April 29, 2012, January 29, 2012, and May 1, 2011, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at April 29, 2012, January 29, 2012, and May 1, 2011. The amortized cost basis at April 29, 2012, January 29, 2012, and May 1, 2011, was $22.0 million, $20.1 million and $9.6 million, respectively. Unrealized holding gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit

At April 29, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	April 29, 2012	January 29, 2012	May 1, 2011
Prepaid expenses and other current assets	$11,889	$13,068	$1,644
Noncurrent assets	1,660	2,110	1,449

The aggregate fair value of our investments in NCDs was $13.6 million, $15.2 million and $3.1 million at April 29, 2012, January 29, 2012, and May 1, 2011, respectively. Unrecognized holding gains for the thirteen weeks ended April 29, 2012, and May 1, 2011, were immaterial.

Equity Investment in Banfield

We have an investment in Banfield which is accounted for using the equity method of accounting. Our ownership interest in Banfield was as follows (in thousands):

	April 29, 2012		January 29, 2012		May 1, 2011
	Shares	Amount	Shares	Amount	Shares	Amount
Voting common stock and preferred stock	4,693	$21,675	4,693	$21,675	4,693	$21,675
Equity in income from Banfield	—	34,742	—	32,109	—	23,758
Dividend received from Banfield	—	(29,820)	—	(15,960)	—	(15,960)

Total equity investment in Banfield	4,693	$26,597	4,693	$37,824	4,693	$29,473

Our investment consisted of voting common stock, comprising 21.4% of all voting stock as of April 29, 2012, January 29, 2012, and May 1, 2011. Our ownership percentage as of April 29, 2012, January 29, 2012, and May 1, 2011, considering all classes of stock (voting and non-voting) was 21.0%. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	April 29, 2012	January 29, 2012	May 1, 2011
Current assets	$401,541	$372,753	$382,346
Noncurrent assets	142,239	127,750	128,793
Current liabilities	295,006	329,491	386,176
Noncurrent liabilities	74,764	16,642	13,253

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Net sales	$194,278	$164,858
Income from operations	21,321	21,387
Net income	12,543	12,262

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.3 million and $8.9 million during the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.1 million, $3.1 million and $2.9 million at April 29, 2012, January 29, 2012, and May 1, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Note 4 — Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	April 29, 2012	January 29, 2012	May 1, 2011
Total remaining gross occupancy costs	$26,933	$29,974	$32,511
Less:
Expected sublease income	(15,876)	(18,520)	(19,447)
Interest costs	(1,165)	(1,447)	(1,749)

Reserve for closed stores	$9,892	$10,007	$11,315

Current portion, included in other current liabilities	$3,256	$2,756	$3,230
Noncurrent portion, included in other noncurrent liabilities	6,636	7,251	8,085

Reserve for closed stores	$9,892	$10,007	$11,315

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Opening balance	$10,007	$9,764
Provision for new store closures	1,523	—
Changes in sublease assumptions	(315)	2,530
Other	80	198

Charges, net	1,288	2,728
Payments	(1,403)	(1,177)

Ending balance	$9,892	$11,315

Note 5 — Earnings per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Basic	108,930	113,541
Dilutive stock-based compensation awards	2,100	2,158

Diluted	111,030	115,699

Certain stock-based compensation awards representing 0.3 million and 1.9 million shares of common stock in the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 6 — Stockholders’ Equity

Share Purchase Program

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 1, 2011, we purchased 2.5 million shares of our common stock for $102.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended April 29, 2012, we purchased 3.0 million shares of our common stock for $174.9 million under the $450.0 million program. Since the inception of the share purchase authorization in June 2011, we have purchased 6.7 million shares of our common stock for $346.4 million. As of April 29, 2012, $103.6 million remained available under the $450.0 million program.

Dividends

During the thirteen weeks ended April 29, 2012, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012

Note 7 — Stock-based Compensation

The stock-based compensation expense and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Stock options expense	$2,816	$2,929
Restricted stock expense	1,195	1,117
Performance share unit expense	3,304	2,140

Stock-based compensation expense – equity awards	7,315	6,186
Management equity unit expense	3,993	1,912

Total stock-based compensation expense	$11,308	$8,098

Tax benefit	$4,244	$2,673

At April 29, 2012, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $56.7 million and is expected to be recognized over a weighted average period of 2.6 years. At April 29, 2012, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $9.0 million and is expected to be recognized over a weighted average period of 1.6 years.

The 2009 management equity unit grant vested on March 9, 2012, and $11.9 million was paid in cash in March 2012.

Note 8 — Credit Facilities

On March 23, 2012, we entered into a new $100.0 million revolving credit facility agreement, or “Revolving Credit Facility,” which replaced our former revolving credit facility agreement, or “Former Revolving Credit Facility.” The Revolving Credit Facility expires on March 23, 2017. Borrowings under this Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at LIBOR plus 1.25% or Base Rate plus 0.25%. The Base Rate is defined as the highest of the following rates: the Federal Funds Rate plus 0.5%, the Adjusted LIBOR plus 1.0%, or the Prime Rate.

We are subject to fees payable each month at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable and bear interest of 0.625% for standby letters of credit and commercial letters of credit.

As of April 29, 2012, we had no borrowings under our Revolving Credit Facility and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and May 1, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

We also entered into a new $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which replaced our former stand-alone letter of credit facility, or “Former Stand-alone Letter of Credit Facility.” The Stand-alone Letter of Credit Facility expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

As of April 29, 2012, we had $69.8 million in outstanding letters of credit under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and May 1, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and May 1, 2011, respectively.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of April 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Note 9 — Commitments and Contingencies

Advertising Purchase Commitments

As of April 29, 2012, we had obligations to purchase $23.3 million of advertising through the remainder of 2012.

Product Purchase Commitments

As of April 29, 2012, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

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

•	Fluctuations in the stock market, as well as general economic and market conditions, may impact our operations, sales, financial results and market price of our common stock.

•	Volatility and disruption to the global capital and credit markets may adversely affect our ability to access credit and the financial soundness of our suppliers.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our shareholders.

For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended January 29, 2012, filed with the Securities and Exchange Commission on March 23, 2012, which is incorporated herein by reference.

Overview

Based on our 2011 net sales of $6.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of April 29, 2012, we operated 1,241 stores, and we anticipate opening 35 to 40 net new stores during the remainder of 2012. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 10,000 distinct items, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of April 29, 2012, we operated 194 PetsHotels, and we anticipate opening 2 additional PetsHotels during the remainder of 2012.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of April 29, 2012, full-service veterinary hospitals were in 807 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 800 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Executive Summary

•

Diluted earnings per common share increased 39.3% to $0.85 on net income of $94.7 million, for the thirteen weeks ended April 29, 2012, compared to diluted earnings per common share of $0.61 on net income of $70.9 million for the thirteen weeks ended May 1, 2011.

•

Net sales increased 9.4% to $1.6 billion for the thirteen weeks ended April 29, 2012, compared to $1.5 billion for the thirteen weeks ended May 1, 2011. The increase in net sales was partially impacted by $1.8 million in unfavorable foreign currency fluctuations for the thirteen weeks ended April 29, 2012.

•	Comparable store sales, or sales in stores open at least one year, increased 7.4% for the thirteen weeks ended April 29, 2012.

•	Services sales increased 8.3% to $181.0 million for the thirteen weeks ended April 29, 2012, compared to $167.1 million for the thirteen weeks ended May 1, 2011.

•

As of April 29, 2012, we had $268.9 million in cash and cash equivalents and $71.9 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the thirteen weeks ended April 29, 2012.

•	We purchased 3.0 million shares of our common stock for $174.9 million during the thirteen weeks ended April 29, 2012.

Critical Accounting Policies and Estimates

We discuss our critical accounting policies and estimates in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 29, 2012. We have made no significant change in our critical accounting policies since January 29, 2012.

Results of Operations

The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Net sales	100.0%	100.0%
Total cost of sales	69.5	70.4

Gross profit	30.5	29.6
Operating, general and administrative expenses	21.0	21.5

Operating income	9.5	8.2
Interest expense, net	(0.9)	(1.0)

Income before income tax expense and equity in income from Banfield	8.6	7.2
Income tax expense	(3.0)	(2.6)
Equity in income from Banfield	0.2	0.2

Net income	5.8%	4.8%

Thirteen Weeks Ended April 29, 2012, Compared to the Thirteen Weeks Ended May 1, 2011

Net Sales

Net sales increased 9.4% to $1.6 billion for the thirteen weeks ended April 29, 2012, compared to $1.5 billion for the thirteen weeks ended May 1, 2011. The increase in net sales was partially impacted by $1.8 million in unfavorable foreign currency fluctuations for the thirteen weeks ended April 29, 2012. Approximately 80% of the sales increase is due to a 7.4% increase in comparable store sales for the thirteen weeks ended April 29, 2012, and 20% of the sales increase is due to the addition of 49 net new stores and 10 net new PetsHotels since May 1, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. Comparable transactions were 3.3% for the thirteen weeks ended April 29, 2012, and 2.7% for the thirteen weeks ended May 1, 2011.

Services sales, which include grooming, training, boarding and day camp, increased 8.3% or $13.9 million, to $181.0 million for the thirteen weeks ended April 29, 2012, compared to $167.1 million for the thirteen weeks ended May 1, 2011. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of new stores and PetsHotels since May 1, 2011.

Other revenue included in net sales during the thirteen weeks ended April 29, 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.3 million, compared to 0.6% of net sales, or $8.9 million, for the thirteen weeks ended May 1, 2011.

Gross Profit

Gross profit increased 90 basis points to 30.5% of net sales for the thirteen weeks ended April 29, 2012, from 29.6% for the thirteen weeks ended May 1, 2011.

Overall merchandise margin increased 15 basis points due to rate improvement which was offset by a decline in mix. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category.

Services margin increased 10 basis points primarily due to increased sales as well as improved labor utilization.

Store occupancy and supply chain costs included in margin provided 55 and 10 basis points of leverage, respectively.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased to 21.0% of net sales for the thirteen weeks ended April 29, 2012, compared to 21.5% of net sales for the thirteen weeks ended May 1, 2011. In addition to leverage provided by increased sales, the decrease is also due to lower depreciation, credit card merchant fees and store payroll, offset by an increase in advertising.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, was $14.5 million during the thirteen weeks ended April 29, 2012, compared to $14.7 million for the thirteen weeks ended May 1, 2011. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.4 million and $0.3 million for the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively.

Income Tax Expense

For the thirteen weeks ended April 29, 2012, the $48.2 million income tax expense represents an effective tax rate of 34.4% compared with the thirteen weeks ended May 1, 2011, when we had income tax expense of $38.9 million, which represented an effective tax rate of 36.3%. The decrease in the effective tax rate was primarily due to favorable settlements with certain states and municipalities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $2.6 million for the thirteen weeks ended April 29, 2012, and May 1, 2011, based on our 21.0% ownership in Banfield.

Liquidity and Capital Resources

Cash Flow

We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we have access to our $100.0 million revolving credit facility, which expires on March 23, 2017. However, there can be no assurance of our ability to access these markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $149.6 million for the thirteen weeks ended April 29, 2012, compared to $96.4 million for the thirteen weeks ended May 1, 2011. The primary differences between the thirteen weeks ended April 29, 2012, and May 1, 2011, include increased net income of $23.8 million and an increase in trade accounts payable resulting from the extension of vendor terms of $47.7 million, offset by an increase in the growth of merchandise inventories of $(19.0) million.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $38.0 million for the thirteen weeks ended April 29, 2012, compared to $34.2 million for the thirteen weeks ended May 1, 2011. The primary difference between the thirteen weeks ended April 29, 2012, and May 1, 2011, was an increase in cash paid for property and equipment of $4.9 million.

Net cash used in financing activities was $186.2 million for the thirteen weeks ended April 29, 2012, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the thirteen weeks ended May 1, 2011, was $128.3 million. The primary differences between the thirteen weeks ended April 29, 2012, and the thirteen weeks ended May 1, 2011, were an increase of $72.5 million in cash paid for treasury stock and an increase of $14.2 million in our bank overdraft.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 14 new stores and closed 5 stores in the thirteen weeks ended April 29, 2012. Generally, each new store requires capital expenditures of approximately $0.8 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2012, based on our plan to open approximately 47 net new stores and 4 net new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	April 29, 2012	May 1, 2011
Capital Expenditures:
New stores	$7,545	$10,467
Store-related projects(1)	15,063	9,420
PetsHotel(2)	34	1,022
Information technology	9,069	8,438
Supply chain	4,182	1,487
Other	38	226

Total capital expenditures	$35,931	$31,060

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.
(2)	For new and existing stores.

Commitments

As of April 29, 2012, we had obligations to purchase $23.3 million of advertising through the remainder of 2012.

As of April 29, 2012, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

There have been no other material changes in our contractual obligations since January 29, 2012. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the year ended January 29, 2012.

Credit Facilities

On March 23, 2012, we entered into a new $100.0 million revolving credit facility agreement, or “Revolving Credit Facility,” which replaced our former revolving credit facility agreement, or “Former Revolving Credit Facility.” The Revolving Credit Facility expires on March 23, 2017. Borrowings under this Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at LIBOR plus 1.25% or Base Rate plus 0.25%. The Base Rate is defined as the highest of the following rates: the Federal Funds Rate plus 0.5%, the Adjusted LIBOR plus 1.0%, or the Prime Rate.

We are subject to fees payable each month at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which reduce the amount available under the Revolving Credit Facility. Letter of credit issuances under the Revolving Credit Facility are subject to interest payable and bear interest of 0.625% for standby letters of credit and commercial letters of credit.

As of April 29, 2012, we had no borrowings under our Revolving Credit Facility and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and May 1, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

We also entered into a new $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which replaced our former stand-alone letter of credit facility, or “Former Stand-alone Letter of Credit Facility.” The Stand-alone Letter of Credit Facility expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

As of April 29, 2012, we had $69.8 million in outstanding letters of credit under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and May 1, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and May 1, 2011, respectively.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of April 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Share Purchase Program

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended May 1, 2011, we purchased 2.5 million shares of our common stock for $102.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended April 29, 2012, we purchased 3.0 million shares of our common stock for $174.9 million under the $450.0 million program. Since the inception of the share purchase authorization in June 2011, we have purchased 6.7 million shares of our common stock for $346.4 million. As of April 29, 2012, $103.6 million remained available under the $450.0 million program.

Dividends

During the thirteen weeks ended April 29, 2012, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012

Related Party Transactions

We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 800 of our stores. Our investment consists of common and preferred stock. As of April 29, 2012, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $2.6 million for the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively. During the thirteen weeks ended April 29, 2012, and May 1, 2011, we received a dividend from Banfield of $13.9 million and $16.0 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.3 million and $8.9 million during the thirteen weeks ended April 29, 2012, and May 1, 2011, respectively, in other revenue on the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.1 million, $3.1 million and $2.9 million at April 29, 2012, January 29, 2012, and May 1, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Seasonality and Inflation

Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Since our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established. We expense preopening costs associated with each new location as the costs are incurred.

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

Impact of Federal Health Care Reform Legislation

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” The provisions of the Acts are not expected to have a significant impact to our condensed consolidated financial statements in the short-term. The longer term potential impacts of the Acts to our business and the condensed consolidated financial statements are currently uncertain. We will continue to assess the impact of the Acts on our health plan.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As of April 29, 2012, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2012. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the year ended January 29, 2012.

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of April 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended April 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of April 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended January 29, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended April 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
January 30, 2012 to February 26, 2012	—	—	—	$278,553,000
February 27, 2012 to April 1, 2012	3,048,565	$57.37	3,048,565	$103,645,000
April 2, 2012 to April 29, 2012	—	—	—	$103,645,000

Thirteen Weeks Ended April 29, 2012	3,048,565	$57.37	3,048,565	$103,645,000

(1)

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the previously authorized $400.0 million program, effective August 1, 2011.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.20(1)

Credit Agreement, dated as of March 23, 2012, among PetSmart, Inc., Wells Fargo Bank, N.A., as administrative agent, collateral agent and swing line lender, and Wells Fargo Capital Finance, LLC, Sole Lead Arranger and Sole Bookrunner.

Exhibit 10.21(2)	Letter of Credit Agreement, dated as of March 23, 2012, among PetSmart, Inc., and Wells Fargo Bank, N.A., as L/C issuer.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH **	XBRL Taxonomy Extension Schema

Exhibit 101.CAL **	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB **	XBRL Taxonomy Extension Labels

Exhibit 101.PRE **	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF **	XBRL Taxonomy Extension Definition

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

(1)	Incorporated by reference to Exhibit 10.1 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on March 28, 2012.
(2)	Incorporated by reference to Exhibit 10.2 to PetSmart’s Current Report on Form 8-K (File No. 0-21888), filed with the Securities and Exchange Commission on March 28, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetSmart, Inc.
(Registrant)

/s/ Lawrence P. Molloy
Date: May 24, 2012	Lawrence P. Molloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)