Form 10-Q
period 2012-07-29
PETSMART INC
filed 2012-08-23
CIK 863157

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended July 29, 2012

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

Common Stock, $.0001 Par Value, 108,185,720 Shares at August 10, 2012

PetSmart, Inc. and Subsidiaries

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

PetSmart, Inc.

Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of July 29, 2012 and July 31, 2011, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona

August 23, 2012

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

(In thousands, except par value)

(Unaudited)

	July 29, 2012	January 29, 2012	July 31, 2011
ASSETS
Cash and cash equivalents	$282,011	$342,892	$259,180
Short-term investments	16,730	20,311	11,833
Restricted cash	71,916	70,189	61,439
Receivables, net	56,358	53,899	63,991
Merchandise inventories	691,820	644,864	638,294
Deferred income taxes	51,381	51,381	44,999
Prepaid expenses and other current assets	131,521	80,352	84,177

Total current assets	1,301,737	1,263,888	1,163,913
Property and equipment, net	1,016,359	1,067,028	1,072,269
Equity investment in Banfield	30,940	37,824	32,256
Deferred income taxes	84,288	93,485	92,198
Goodwill	44,043	44,084	45,428
Other noncurrent assets	44,115	37,775	37,553

Total assets	$2,521,482	$2,544,084	$2,443,617

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$248,072	$199,177	$189,959
Accrued payroll, bonus and employee benefits	140,607	158,079	123,557
Accrued occupancy expenses and deferred rents	71,543	68,584	65,704
Current maturities of capital lease obligations	58,152	54,219	49,362
Other current liabilities	188,978	201,247	142,081

Total current liabilities	707,352	681,306	570,663
Capital lease obligations	482,099	505,273	514,724
Deferred rents	77,992	81,403	83,675
Other noncurrent liabilities	117,272	122,273	118,620

Total liabilities	1,384,715	1,390,255	1,287,682

Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 166,607, 164,801 and 163,748 shares issued	17	16	16
Additional paid-in capital	1,377,678	1,312,996	1,268,297
Retained earnings	1,647,088	1,507,054	1,379,937
Accumulated other comprehensive income	5,322	5,490	7,964
Less: Treasury stock, at cost, 58,464, 54,686 and 51,003 shares	(1,893,338)	(1,671,727)	(1,500,279)

Total stockholders’ equity	1,136,767	1,153,829	1,155,935

Total liabilities and stockholders’ equity	$2,521,482	$2,544,084	$2,443,617

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Income and Comprehensive Income

(In thousands, except per share data)

(Unaudited)

	For the Thirteen Weeks Ended		For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Merchandise sales	$1,419,383	$1,300,473	$2,858,942	$2,614,822
Services sales	190,867	177,945	371,881	345,041
Other revenue	9,417	9,135	18,737	18,056

Net sales	1,619,667	1,487,553	3,249,560	2,977,919

Cost of merchandise sales	986,885	916,736	1,981,393	1,836,212
Cost of services sales	134,550	124,698	263,241	245,252
Cost of other revenue	9,417	9,135	18,737	18,056

Total cost of sales	1,130,852	1,050,569	2,263,371	2,099,520

Gross profit	488,815	436,984	986,189	878,399
Operating, general and administrative expenses	352,755	326,708	695,778	646,440

Operating income	136,060	110,276	290,411	231,959
Interest expense, net	(13,550)	(14,255)	(27,679)	(28,702)

Income before income tax expense and equity in income from Banfield	122,510	96,021	262,732	203,257
Income tax expense	(48,333)	(37,624)	(96,505)	(76,530)
Equity in income from Banfield	4,343	2,783	6,976	5,358

Net income	78,520	61,180	173,203	132,085
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(1,384)	(194)	(165)	2,572
Other	—	5	(3)	13

Comprehensive income	$77,136	$60,991	$173,035	$134,670

Earnings per common share:
Basic	$0.73	$0.54	$1.59	$1.17
Diluted	$0.71	$0.54	$1.57	$1.15
Weighted average shares outstanding:
Basic	108,260	112,396	108,595	112,972
Diluted	109,934	114,341	110,507	115,039

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	For the Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$173,203	$132,085
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	119,777	119,595
Loss on disposal of property and equipment	3,342	4,659
Stock-based compensation expense	14,628	13,627
Deferred income taxes	9,302	2,373
Equity in income from Banfield	(6,976)	(5,358)
Dividend received from Banfield	13,860	15,960
Excess tax benefits from stock-based compensation	(13,892)	(6,977)
Non-cash interest expense	478	363
Changes in assets and liabilities:
Merchandise inventories	(46,967)	(21,650)
Other assets	(64,768)	(46,244)
Accounts payable	44,926	8,175
Accrued payroll, bonus and employee benefits	(17,458)	(15,941)
Other liabilities	23,916	4,579

Net cash provided by operating activities	253,371	205,246

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,027)	(15,661)
Proceeds from maturities of investments	11,915	3,240
Proceeds from sales of investments	1,059	838
Increase in restricted cash	(1,727)	—
Cash paid for property and equipment	(71,011)	(51,186)
Proceeds from sales of property and equipment	1,334	212

Net cash used in investing activities	(62,457)	(62,557)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	37,288	30,009
Minimum statutory withholding requirements	(22,466)	(6,474)
Cash paid for treasury stock	(221,611)	(165,382)
Payments of capital lease obligations	(32,103)	(26,947)
Increase in bank overdraft	3,978	12,738
Excess tax benefits from stock-based compensation	13,892	6,977
Cash dividends paid to stockholders	(30,590)	(28,611)

Net cash used in financing activities	(251,612)	(177,690)

EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(183)	2,232

DECREASE IN CASH AND CASH EQUIVALENTS	(60,881)	(32,769)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,892	291,949

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$282,011	$259,180

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$27,790	$29,103
Income taxes paid, net of refunds	$123,508	$100,201
Assets acquired using capital lease obligations	$12,468	$21,028
Accruals and accounts payable for capital expenditures	$31,589	$18,368

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Notes to the Condensed Consolidated Financial Statements

(Unaudited)

Note 1 — General

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart” or “we”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in the United States, Puerto Rico and Canada. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through an e-commerce site. As of July 29, 2012, we operated 1,249 retail stores and had full-service veterinary hospitals in 809 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 802 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended July 29, 2012, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2012, a 53-week year, ends on February 3, 2013, while fiscal 2011, a 52-week year, ended on January 29, 2012. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Foreign Currency

Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders’ equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Deferred tax (benefit) expense on translation adjustments	$(886)	$(129)	$(106)	$1,652
Transaction loss (gain)	99	416	42	(314)

The change in the carrying value of goodwill was due to the impact of foreign currency translation adjustments during the thirteen and twenty-six weeks ended July 29, 2012, and July 31, 2011.

Note 3 — Investments

Short-term Investments

At July 29, 2012, January 29, 2012, and July 31, 2011, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at July 29, 2012, January 29, 2012, and July 31, 2011. The amortized cost basis at July 29, 2012, January 29, 2012, and July 31, 2011, was $16.6 million, $20.1 million and $11.7 million, respectively. Unrealized holding gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit

At July 29, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	July 29, 2012	January 29, 2012	July 31, 2011
Prepaid expenses and other current assets	$8,487	$13,068	$5,484
Noncurrent assets	975	2,110	3,821

The aggregate fair value of our investments in NCDs was $9.5 million, $15.2 million and $9.3 million at July 29, 2012, January 29, 2012, and July 31, 2011, respectively. The fair value is determined using pricing models which use inputs based on observable market inputs (Level 2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized holding gains for the thirteen and twenty-six weeks ended July 29, 2012, and July 31, 2011, were immaterial.

Equity Investment in Banfield

We have an investment in Banfield which is accounted for using the equity method of accounting. As of July 29, 2012, January 29, 2012, and July 31, 2011, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	July 29, 2012	January 29, 2012	July 31, 2011
Current assets	$381,683	$372,753	$340,116
Noncurrent assets	143,086	127,750	128,942
Current liabilities	324,189	329,491	332,841
Noncurrent liabilities	5,888	16,642	11,257

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales	$211,775	$176,428	$406,053	$341,286
Income from operations	36,545	23,532	57,866	44,919
Net income	20,683	13,250	33,226	25,512

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.4 million and $9.1 million during the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively, and $18.7 million and $18.1 million during the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.1 million and $3.1 million at July 29, 2012, January 29, 2012, and July 31, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Note 4 — Reserve for Closed Stores

The components of the reserve for closed stores were as follows (in thousands):

	July 29, 2012	January 29, 2012	July 31, 2011
Total remaining gross occupancy costs	$23,381	$29,974	$30,297
Less:
Expected sublease income	(14,719)	(18,520)	(18,574)

Interest costs	(876)	(1,447)	(1,549)

Reserve for closed stores	$7,786	$10,007	$10,174

Current portion, included in other current liabilities	3,003	2,756	2,972
Noncurrent portion, included in other noncurrent liabilities	4,783	7,251	7,202

Reserve for closed stores	$7,786	$10,007	$10,174

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Opening balance	$9,892	$11,315	$10,007	$9,764
Provision for new store closures	642	—	2,165	—
Lease terminations	(584)	—	(584)	—
Changes in sublease assumptions	146	106	(169)	2,636
Other	90	(29)	170	169

Charges, net	294	77	1,582	2,805
Payments	(2,400)	(1,218)	(3,803)	(2,395)

Ending balance	$7,786	$10,174	$7,786	$10,174

Note 5 — Earnings per Common Share

The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Basic	108,260	112,396	108,595	112,972
Dilutive stock-based compensation awards	1,674	1,945	1,912	2,067

Diluted	109,934	114,341	110,507	115,039

Certain stock-based compensation awards representing 0.6 million and 2.7 million shares of common stock in the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively, and 0.5 million and 2.3 million shares of common stock in the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 6 — Stockholders’ Equity

Share Purchase Program

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended July 31, 2011, we purchased 1.4 million shares of our common stock for $63.0 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended July 29, 2012, we purchased 0.7 million shares of our common stock for $46.7 million under the $450.0 million program. During the twenty-six weeks ended July 29, 2012, we purchased 3.8 million shares of our common stock for $221.6 million, under the $450.0 million program. Since the inception of the share purchase authorization in June 2011, we have purchased 7.5 million shares of our common stock for $393.1 million. As of July 29, 2012, $56.9 million remained available under the $450.0 million program.

In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and is in addition to the unused amount remaining under the $450.0 million program.

Dividends

During the twenty-six weeks ended July 29, 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012

Note 7 — Stock-based Compensation

Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Stock options expense	$2,527	$2,788	$5,343	$5,717
Restricted stock expense	1,230	1,477	2,425	2,594
Performance share unit expense	3,556	3,176	6,860	5,316

Stock-based compensation expense – equity awards	7,313	7,441	14,628	13,627
Management equity unit expense	3,338	2,113	7,331	4,025

Total stock-based compensation expense	$10,651	$9,554	$21,959	$17,652

Tax benefit	$3,987	$3,436	$8,231	$6,109

At July 29, 2012, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $52.1 million and is expected to be recognized over a weighted average period of 2.4 years. At July 29, 2012, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $8.5 million and is expected to be recognized over a weighted average period of 1.4 years.

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

As of July 29, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and July 31, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

On March 23, 2012, we also entered into a new $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which replaced our former stand-alone letter of credit facility, or “Former Stand-alone Letter of Credit Facility.” The Stand-alone Letter of Credit Facility expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

As of July 29, 2012, we had $69.8 million in outstanding letters of credit under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and July 31, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and July 31, 2011, respectively.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of July 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Note 9 — Commitments and Contingencies

Advertising Purchase Commitments

As of July 29, 2012, we had obligations to purchase $13.5 million of advertising through the remainder of 2012.

Product Purchase Commitments

As of July 29, 2012, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

Lease Commitment for Distribution Center

During the thirteen weeks ended July 29, 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania. The commitment for the initial fifteen-year lease term is $66.9 million. We do not have the right to control the use of the property under the lease as of July 29, 2012, because we have not taken physical possession of the property.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. On July 9, 2012, PetSmart removed the case to the U.S. District Court for the Northern District of California, San Jose Division. The complaint brings both individual and class action claims, first alleging that we failed to engage in the interactive process and/or failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of all current and former hourly store associates that we failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief. The case is in its early stages and we are thus unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

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

Overview

Based on our 2011 net sales of $6.1 billion, we are North America’s leading specialty provider of products, services and solutions for the lifetime needs of pets. As of July 29, 2012, we operated 1,249 stores, and we anticipate opening 30 net new stores during the remainder of 2012. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 8,000 additional items on our website, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, an on-call veterinarian, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of July 29, 2012, we operated 194 PetsHotels, and we anticipate opening 2 additional PetsHotels during the remainder of 2012.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of July 29, 2012, full-service veterinary hospitals were in 809 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 802 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the continuing changes in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we think cannot be easily duplicated. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

Executive Summary

•

Diluted earnings per common share increased 31.5% to $0.71 on net income of $78.5 million, for the thirteen weeks ended July 29, 2012, compared to diluted earnings per common share of $0.54 on net income of $61.2 million for the thirteen weeks ended July 31, 2011. Diluted earnings per common share were $1.57 and $1.15 for the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively.

•

Net sales increased 8.9% to $1.6 billion for the thirteen weeks ended July 29, 2012, compared to $1.5 billion for the thirteen weeks ended July 31, 2011. The increase in net sales was partially impacted by $4.1 million in unfavorable foreign currency fluctuations for the thirteen weeks ended July 29, 2012. Net sales increased 9.1% to $3.2 billion for the twenty-six weeks ended July 29, 2012, compared to $3.0 billion for the twenty-six weeks ended July 31, 2011. The increase in net sales was partially impacted by $5.9 million in unfavorable foreign currency fluctuations for the twenty-six weeks ended July 29, 2012.

•	Comparable store sales, or sales in stores open at least one year, increased 7.0% and 7.2% for the thirteen and twenty-six weeks ended July 29, 2012.

•

Services sales increased 7.3% to $190.9 million for the thirteen weeks ended July 29, 2012, compared to $177.9 million for the thirteen weeks ended July 31, 2011. Services sales increased 7.8% to $371.9 million for the twenty-six weeks ended July 29, 2012, compared to $345.0 million for the twenty-six weeks ended July 31, 2011.

•

As of July 29, 2012, we had $282.0 million in cash and cash equivalents and $71.9 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the twenty-six weeks ended July 29, 2012.

•

We purchased 0.7 million shares of our common stock for $46.7 million during the thirteen weeks ended July 29, 2012, and 3.8 million shares of our common stock for $221.6 million during the twenty-six weeks ended July 29, 2012.

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

Results of Operations

The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011	July 29, 2012	July 31, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	69.8	70.6	69.7	70.5

Gross profit	30.2	29.4	30.3	29.5
Operating, general and administrative expenses	21.8	22.0	21.4	21.7

Operating income	8.4	7.4	8.9	7.8
Interest expense, net	(0.8)	(1.0)	(0.9)	(1.0)

Income before income tax expense and equity in income from Banfield	7.6	6.5	8.1	6.8
Income tax expense	(3.0)	(2.5)	(3.0)	(2.6)
Equity in income from Banfield	0.3	0.2	0.2	0.2

Net income	4.8%	4.1%	5.3%	4.4%

Thirteen Weeks Ended July 29, 2012, Compared to the Thirteen Weeks Ended July 31, 2011

Net Sales

Net sales increased 8.9% to $1.6 billion for the thirteen weeks ended July 29, 2012, compared to $1.5 billion for the thirteen weeks ended July 31, 2011. The increase in net sales was partially impacted by $4.1 million in unfavorable foreign currency fluctuations for the thirteen weeks ended July 29, 2012. Approximately 80% of the sales increase is due to a 7.0% increase in comparable store sales for the thirteen weeks ended July 29, 2012, and 20% of the sales increase is due to the addition of 52 net new stores and 9 net new PetsHotels since July 31, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of performance in consumables, hardgoods and live goods, as well as services. Comparable transactions were 2.9% for the thirteen weeks ended July 29, 2012, and 2.0% for the thirteen weeks ended July 31, 2011.

During 2012, we have implemented several initiatives to increase traffic and continue to improve average sales per transaction. Super premium channel exclusive foods continue to be our fastest growing category within consumables. We expanded the space in this category with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat. In hardgoods, we refreshed and rebranded the dog toy aisle during the thirteen weeks ended July 29, 2012, with the new PetSmart Toy Chest look and feel. Also during the thirteen weeks ended July 29, 2012, we reset the aquatics and small animal categories to support the growing trends by adding hundreds of new items and improving the category adjacencies and flow. We also added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category.

Services sales, which include grooming, training, boarding and day camp, increased 7.3% to $190.9 million for the thirteen weeks ended July 29, 2012, compared to $177.9 million for the thirteen weeks ended July 31, 2011. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of new stores and PetsHotels since July 31, 2011.

Other revenue included in net sales during the thirteen weeks ended July 29, 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.4 million, compared to 0.6% of net sales, or $9.1 million, for the thirteen weeks ended July 31, 2011.

Gross Profit

Gross profit increased 80 basis points to 30.2% of net sales for the thirteen weeks ended July 29, 2012, from 29.4% for the thirteen weeks ended July 31, 2011.

Overall merchandise margin increased 5 basis points due to rate improvement which was offset by a decline in mix. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category. Services margin decreased 10 basis points due to the shift in mix from bath/brush to full service grooming. Store occupancy and supply chain costs included in margin provided 70 and 15 basis points of leverage, respectively.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased to 21.8% of net sales for the thirteen weeks ended July 29, 2012, compared to 22.0% of net sales for the thirteen weeks ended July 31, 2011. In addition to leverage provided by increased sales, the decrease is also due to lower depreciation, credit card merchant fees and benefit costs, offset by an increase in advertising.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, was $13.9 million during the thirteen weeks ended July 29, 2012, compared to $14.5 million for the thirteen weeks ended July 31, 2011. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.3 million and $0.2 million for the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively.

Income Tax Expense

For the thirteen weeks ended July 29, 2012, the $48.3 million income tax expense represents an effective tax rate of 39.5% compared with the thirteen weeks ended July 31, 2011, when we had income tax expense of $37.6 million, which represented an effective tax rate of 39.2%. The increase in the effective tax rate was primarily due to an increase in equity in income from Banfield. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $4.3 million and $2.8 million for the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively, based on our 21.0% ownership in Banfield.

Twenty-Six Weeks Ended July 29, 2012, Compared to the Twenty-Six Weeks Ended July 31, 2011

Net Sales

Net sales increased 9.1% to $3.2 billion for the twenty-six weeks ended July 29, 2012, compared to $3.0 billion for the twenty-six weeks ended July 31, 2011. The increase in net sales was partially impacted by $5.9 million in unfavorable foreign currency fluctuations for the twenty-six weeks ended July 29, 2012. Approximately 80% of the sales increase is due to a 7.2% increase in comparable store sales for the twenty-six weeks ended July 29, 2012, and 20% of the sales increase is due to the addition of 52 net new stores and 9 net new PetsHotels since July 31, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of performance in consumables, hardgoods and live goods, as well as services. Comparable transactions were 3.1% for the twenty-six weeks ended July 29, 2012, and 2.4% for the twenty-six weeks ended July 31, 2011.

During 2012, we have implemented several initiatives to increase traffic and continue to improve average sales per transaction. Super premium channel exclusive foods continue to be our fastest growing category within consumables. We expanded the space in this category with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat. In hardgoods, we refreshed and rebranded the dog toy aisle during the thirteen weeks ended July 29, 2012, with the new PetSmart Toy Chest look and feel. Also during the thirteen weeks ended July 29, 2012, we reset the aquatics and small animal categories to support the growing trends by adding hundreds of new items and improving the category adjacencies and flow. We also added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category.

Services sales, which include grooming, training, boarding and day camp, increased 7.8% to $371.9 million for the twenty-six weeks ended July 29, 2012, compared to $345.0 million for the twenty-six weeks ended July 31, 2011. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of new stores and PetsHotels since July 31, 2011.

Other revenue included in net sales during the twenty-six weeks ended July 29, 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $18.7 million, compared to 0.6% of net sales, or $18.1 million, for the twenty-six weeks ended July 31, 2011.

Gross Profit

Gross profit increased 80 basis points to 30.3% of net sales for the twenty-six weeks ended July 29, 2012, from 29.5% for the twenty-six weeks ended July 31, 2011.

Overall merchandise margin increased 10 basis points due to rate improvement which was offset by a decline in mix. Mix was negatively impacted as the sales growth in our consumables continued to outpace the sales growth of our higher margin hardgoods category. Services margin was flat. Store occupancy and supply chain costs included in margin provided 60 and 10 basis points of leverage, respectively.

Operating, General and Administrative Expenses

Operating, general and administrative expenses decreased to 21.4% of net sales for the twenty-six weeks ended July 29, 2012, compared to 21.7% of net sales for the twenty-six weeks ended July 31, 2011. In addition to leverage provided by increased sales, the decrease is also due to improved labor utilization, lower depreciation and credit card merchant fees, offset by an increase in advertising.

Interest Expense, net

Interest expense, which is primarily related to capital lease obligations, was $28.4 million during the twenty-six weeks ended July 29, 2012, compared to $29.3 million for the twenty-six weeks ended July 31, 2011. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.7 million and $0.6 million for the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively.

Income Tax Expense

For the twenty-six weeks ended July 29, 2012, the $96.5 million income tax expense represents an effective tax rate of 36.7% compared with the twenty-six weeks ended July 31, 2011, when we had income tax expense of $76.5 million, which represented an effective tax rate of 37.7%. The decrease in the effective tax rate was primarily due to favorable settlements with certain states and municipalities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity in income from Banfield, by income before income tax expense and equity in income from Banfield.

Equity in Income from Banfield

Our equity in income from our investment in Banfield was $7.0 million and $5.4 million for the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively, based on our 21.0% ownership in Banfield.

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

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $253.4 million for the twenty-six weeks ended July 29, 2012, compared to $205.2 million for the twenty-six weeks ended July 31, 2011. The primary differences between the twenty-six weeks ended July 29, 2012, and July 31, 2011, include increased net income of $41.1 million and the $47.7 million impact of the extension of vendor payment terms during the thirteen weeks ended April 29, 2012, offset by an increase in the growth of merchandise inventories of $25.3 million.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $62.5 million for the twenty-six weeks ended July 29, 2012, compared to $62.6 million for the twenty-six weeks ended July 31, 2011. The primary difference between the twenty-six weeks ended July 29, 2012, and July 31, 2011, was an increase in cash paid for property and equipment of $19.8 million offset by a decrease in purchases of investments of $11.6 million and an increase in proceeds from maturities of investments of $8.7 million.

Net cash used in financing activities was $251.6 million for the twenty-six weeks ended July 29, 2012, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the twenty-six weeks ended July 31, 2011, was $177.7 million. The primary difference between the twenty-six weeks ended July 29, 2012, and the twenty-six weeks ended July 31, 2011, was an increase of $56.2 million in cash paid for treasury stock.

Operating Capital and Capital Expenditure Requirements

Substantially all our stores are leased facilities. We opened 25 new stores and closed 8 stores in the twenty-six weeks ended July 29, 2012. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2012, based on our plan to open 47 net new stores and 4 net new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Twenty-Six Weeks Ended
	July 29, 2012	July 31, 2011
Capital Expenditures:
New stores	$15,633	$13,861
Store-related projects(1)	34,328	15,421
PetsHotel(2)	148	1,579
Information technology	16,245	17,513
Supply chain	4,420	2,588
Other	237	224

Total capital expenditures	$71,011	$51,186

(1)	Includes store remodels, grooming salon expansion, equipment replacement, relocations, and various merchandising projects.
(2)	For new and existing stores.

Commitments

As of July 29, 2012, we had obligations to purchase $13.5 million of advertising through the remainder of 2012.

As of July 29, 2012, we had various commitments to purchase product from certain vendors that are not material to our total inventory purchases.

During the thirteen weeks ended July 29, 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania. The commitment for the initial fifteen-year lease term is $66.9 million. Lease payments are expected to commence in 2014.

There have been no other material changes in our contractual obligations since January 29, 2012. Information regarding our contractual obligations is provided in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 29, 2012.

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

As of July 29, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and July 31, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

On March 23, 2012, we also entered into a new $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which replaced our former stand-alone letter of credit facility, or “Former Stand-alone Letter of Credit Facility.” The Stand-alone Letter of Credit Facility expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

As of July 29, 2012, we had $69.8 million in outstanding letters of credit under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and July 31, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and July 31, 2011, respectively.

We issue letters of credit for guarantees provided for insurance programs.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of July 29, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Share Purchase Program

In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the thirteen weeks ended July 31, 2011, we purchased 1.4 million shares of our common stock for $63.0 million under the $400.0 million program. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended July 29, 2012, we purchased 0.7 million shares of our common stock for $46.7 million under the $450.0 million program. During the twenty-six weeks ended July 29, 2012, we purchased 3.8 million shares of our common stock for $221.6 million, under the $450.0 million program. Since the inception of the share purchase authorization in June 2011, we have purchased 7.5 million shares of our common stock for $393.1 million. As of July 29, 2012, $56.9 million remained available under the $450.0 million program.

In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and is in addition to the unused amount remaining under the $450.0 million program.

Dividends

During the twenty-six weeks ended July 29, 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012

Related Party Transactions

We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 802 of our stores. Our investment consists of common and preferred stock. As of July 29, 2012, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity in income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $4.3 million and $2.8 million for the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively, and $7.0 million and $5.4 million for the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively. During the twenty-six weeks ended July 29, 2012, and July 31, 2011, we received a dividend from Banfield of $13.9 million and $16.0 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.4 million and $9.1 million during the thirteen weeks ended July 29, 2012, and July 31, 2011, respectively, and $18.7 million and $18.1 million during the twenty-six weeks ended July 29, 2012, and July 31, 2011, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.1 million and $3.1 million at July 29, 2012, January 29, 2012, and July 31, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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

Impact of Federal Health Care Reform Legislation

In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” Considerable uncertainty still exists regarding the magnitude of the impact on our condensed consolidated financial statements. The extent of the impact will not be known until more regulatory information is provided by the government and we make final decisions regarding the options available to manage costs for benefit programs impacted by the Acts. We will continue to assess the impact of the Acts on our health care plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risks

As of July 29, 2012, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2012. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended January 29, 2012.

Item 4. Controls and Procedures

Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of July 29, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended July 29, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of July 29, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. On July 9, 2012, PetSmart removed the case to the U.S. District Court for the Northern District of California, San Jose Division. The Complaint brings both individual and class action claims, first alleging that we failed to engage in the interactive process and/or failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of all current and former hourly store associates that we failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief. The case is in its early stages and we are thus unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended January 29, 2012, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended July 29, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
April 30, 2012 to May 27, 2012	50,000	$63.30	50,000	$100,479,000
May 28, 2012 to July 1, 2012	679,942	$64.03	679,942	$56,941,000
July 2, 2012 to July 29, 2012	—	—	—	$56,941,000

Thirteen Weeks Ended July 29, 2012	729,942	$63.98	729,942	$56,941,000

(1)

In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and is in addition to the unused amount remaining under the $450.0 million program.

Item 6. Exhibits

(a) Exhibits

Exhibit 10.1(1)	PetSmart, Inc. 2012 Employee Stock Purchase Plan.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS **	XBRL Instance

Exhibit 101.SCH**	XBRL Taxonomy Extension Schema

Exhibit 101.CAL**	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB**	XBRL Taxonomy Extension Labels

Exhibit 101.PRE**	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF**	XBRL Taxonomy Extension Definition

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

(1)	Incorporated by reference to Appendix A to the Company’s definitive proxy statement on Schedule 14A, filed with the Securities and Exchange Commission on May 2, 2012.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PetSmart, Inc.
(Registrant)

/s/ Lawrence P. Molloy
Date: August 23, 2012	Lawrence P. Molloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)