Form 10-Q
period 2012-10-28
PETSMART INC
filed 2012-11-21
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended October 28, 2012
OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from              to
Commission file number: 0-21888
_________________________________________
PetSmart, Inc.
(Exact name of registrant as specified in its charter)
_________________________________________

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19601 N. 27th Avenue Phoenix, Arizona	85027
(Address of principal executive offices)	(Zip Code)
(623) 580-6100
(Registrant’s telephone number, including area code)
 _________________________________________
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
Common Stock, $.0001 Par Value, 107,475,022 Shares at November 9, 2012

PetSmart, Inc. and Subsidiaries
INDEX

Page Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of October 28, 2012, January 29, 2012, and October 30, 2011	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and thirty-nine weeks ended October 28, 2012, and October 30, 2011	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended October 28, 2012, and October 30, 2011	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3. Quantitative and Qualitative Disclosures About Market Risk	22
Item 4. Controls and Procedures	22
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	23
Item 1A. Risk Factors	24
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 6. Exhibits	25
Signatures	26

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of October 28, 2012 and October 30, 2011, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of January 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 23, 2012, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 29, 2012, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
November 21, 2012

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	October 28, 2012	January 29, 2012	October 30, 2011
ASSETS
Cash and cash equivalents	$298,090	$342,892	$271,252
Short-term investments	13,862	20,311	19,555
Restricted cash	71,916	70,189	61,439
Receivables, net	49,811	53,899	65,709
Merchandise inventories	765,831	644,864	707,997
Deferred income taxes	51,381	51,381	44,999
Prepaid expenses and other current assets	111,164	80,352	88,908
Total current assets	1,362,055	1,263,888	1,259,859
Property and equipment, net	997,361	1,067,028	1,064,993
Equity investment in Banfield	35,412	37,824	35,082
Deferred income taxes	85,308	93,485	95,426
Goodwill	44,248	44,084	44,266
Other noncurrent assets	44,623	37,775	34,336
Total assets	$2,569,007	$2,544,084	$2,533,962
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$266,708	$199,177	$228,431
Accrued payroll, bonus and employee benefits	161,030	158,079	149,032
Accrued occupancy expenses and deferred rents	74,106	68,584	72,563
Current maturities of capital lease obligations	60,023	54,219	52,446
Other current liabilities	181,381	201,247	169,733
Total current liabilities	743,248	681,306	672,205
Capital lease obligations	475,552	505,273	511,984
Deferred rents	75,948	81,403	82,565
Other noncurrent liabilities	117,248	122,273	121,068
Total liabilities	1,411,996	1,390,255	1,387,822
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 166,797, 164,801 and 164,265 shares issued	17	16	16
Additional paid-in capital	1,393,158	1,312,996	1,290,152
Retained earnings	1,711,574	1,507,054	1,420,471
Accumulated other comprehensive income	5,600	5,490	5,731
Less: Treasury stock, at cost, 59,324, 54,686 and 52,659 shares	(1,953,338)	(1,671,727)	(1,570,230)
Total stockholders’ equity	1,157,011	1,153,829	1,146,140
Total liabilities and stockholders’ equity	$2,569,007	$2,544,084	$2,533,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Merchandise sales	$1,444,683	$1,326,819	$4,303,625	$3,941,641
Services sales	175,018	161,339	546,899	506,380
Other revenue	9,810	9,399	28,547	27,455
Net sales	1,629,511	1,497,557	4,879,071	4,475,476
Cost of merchandise sales	1,008,278	940,960	2,989,671	2,777,172
Cost of services sales	128,911	119,038	392,152	364,290
Cost of other revenue	9,810	9,399	28,547	27,455
Total cost of sales	1,146,999	1,069,397	3,410,370	3,168,917
Gross profit	482,512	428,160	1,468,701	1,306,559
Operating, general and administrative expenses	342,958	326,964	1,038,736	973,404
Operating income	139,554	101,196	429,965	333,155
Interest expense, net	(13,375)	(14,038)	(41,054)	(42,740)
Income before income tax expense and equity income from Banfield	126,179	87,158	388,911	290,415
Income tax expense	(48,335)	(33,826)	(144,840)	(110,356)
Equity income from Banfield	4,472	2,826	11,448	8,184
Net income	82,316	56,158	255,519	188,243
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	289	(2,228)	124	344
Other	(11)	(6)	(14)	7
Comprehensive income	$82,594	$53,924	$255,629	$188,594
Earnings per common share:
Basic	$0.76	$0.50	$2.36	$1.67
Diluted	$0.75	$0.50	$2.32	$1.65
Weighted average shares outstanding:
Basic	107,719	111,330	108,303	112,425
Diluted	109,333	113,081	110,117	114,399
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$255,519	$188,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	179,497	177,685
Loss on disposal of property and equipment	4,784	5,137
Stock-based compensation expense	21,664	20,541
Deferred income taxes	8,098	569
Equity income from Banfield	(11,448)	(8,184)
Dividend received from Banfield	13,860	15,960
Excess tax benefits from stock-based compensation	(16,239)	(10,235)
Non-cash interest expense	702	622
Changes in assets and liabilities:
Merchandise inventories	(120,835)	(92,256)
Other assets	(42,210)	(46,832)
Accounts payable	62,574	34,877
Accrued payroll, bonus and employee benefits	2,914	9,626
Other liabilities	27,710	33,806
Net cash provided by operating activities	386,590	329,559
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,027)	(28,151)
Proceeds from maturities of investments	16,825	4,830
Proceeds from sales of investments	2,308	1,804
Increase in restricted cash	(1,727)	—
Cash paid for property and equipment	(110,658)	(79,550)
Proceeds from sales of property and equipment	2,484	295
Net cash used in investing activities	(94,795)	(100,772)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	43,465	41,944
Minimum statutory withholding requirements	(22,968)	(6,955)
Cash paid for treasury stock	(281,611)	(235,333)
Payments of capital lease obligations	(47,896)	(40,158)
Increase in bank overdraft	4,898	24,753
Excess tax benefits from stock-based compensation	16,239	10,235
Cash dividends paid to stockholders	(48,683)	(44,387)
Net cash used in financing activities	(336,556)	(249,901)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(41)	417
DECREASE IN CASH AND CASH EQUIVALENTS	(44,802)	(20,697)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,892	291,949
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$298,090	$271,252

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$41,243	$43,362
Income taxes paid, net of refunds	$160,005	$134,707
Assets acquired using capital lease obligations	$22,956	$35,639
Accruals and accounts payable for capital expenditures	$24,360	$28,775
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — General
PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” "we" or “us”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, boarding and day camp. We also offer pet products through our website, PetSmart.com. As of October 28, 2012, we operated 1,269 retail stores and had full-service veterinary hospitals in 813 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 806 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended January 29, 2012.

Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended October 28, 2012, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2012, a 53-week year, ends on February 3, 2013, while fiscal 2011, a 52-week year, ended on January 29, 2012. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders’ equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Deferred tax expense (benefit) on translation adjustments	$185	$(1,424)	$79	$220
Transaction loss	153	1,009	195	695

The change in the carrying value of goodwill was due to the impact of foreign currency translation adjustments during the thirteen and thirty-nine weeks ended October 28, 2012, and October 30, 2011.

Note 3 — Investments
Short-term Investments
At October 28, 2012, January 29, 2012, and October 30, 2011, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at October 28, 2012, January 29, 2012, and October 30, 2011. The amortized cost basis at October 28, 2012, January 29, 2012, and October 30, 2011, was $13.7 million, $20.1 million and $19.3 million, respectively. Unrealized gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit
At October 28, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	October 28, 2012	January 29, 2012	October 30, 2011
Prepaid expenses and other current assets	$5,366	$13,068	$9,771
Noncurrent assets	730	2,110	1,688

The aggregate fair value of our investments in NCDs was $6.1 million, $15.2 million and $11.5 million at October 28, 2012, January 29, 2012, and October 30, 2011, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized gains for the thirteen and thirty-nine weeks ended October 28, 2012, and October 30, 2011, were immaterial.

Equity Investment in Banfield
We have an investment in Banfield which is accounted for using the equity method of accounting. As of October 28, 2012, January 29, 2012, and October 30, 2011, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	October 28, 2012	January 29, 2012	October 30, 2011
Current assets	$432,472	$372,753	$370,817
Noncurrent assets	144,345	127,750	136,851
Current liabilities	412,100	329,491	360,326
Noncurrent liabilities	24,731	16,642	8,926

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net sales	$209,492	$175,675	$615,545	$516,961
Income from operations	35,818	23,073	93,684	67,992
Net income	21,293	13,456	54,519	38,968

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.8 million and $9.4 million during the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively, and $28.5 million and $27.5 million during the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million, $3.1 million and $3.0 million at October 28, 2012, January 29, 2012, and October 30, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

The master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Note 4 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	October 28, 2012	January 29, 2012	October 30, 2011
Total remaining gross occupancy costs	$24,639	$29,974	$30,492
Less:
Expected sublease income	(13,823)	(18,520)	(19,280)
Interest costs	(938)	(1,447)	(1,478)
Reserve for closed stores	$9,878	$10,007	$9,734

Current portion, included in other current liabilities	3,828	2,756	2,751
Noncurrent portion, included in other noncurrent liabilities	6,050	7,251	6,983
Reserve for closed stores	$9,878	$10,007	$9,734

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Opening balance	$7,786	$10,174	$10,007	$9,764
Provision for new store closures	2,960	—	5,125	—
Lease terminations	—	—	(584)	—
Changes in sublease assumptions	267	610	98	3,246
Other charges	120	169	290	339
Payments	(1,255)	(1,219)	(5,058)	(3,615)
Ending balance	$9,878	$9,734	$9,878	$9,734

Note 5 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Basic	107,719	111,330	108,303	112,425
Dilutive stock-based compensation awards	1,614	1,751	1,814	1,974
Diluted	109,333	113,081	110,117	114,399

Certain stock-based compensation awards representing 0.6 million and 2.6 million shares of common stock in the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively, and 0.5 million and 2.4 million shares of common stock in the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 6 — Stockholders’ Equity
Share Purchase Program
In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended October 30, 2011, we purchased 1.7 million shares of our common stock for $70.0 million under the $450.0 million program. During the twenty-six weeks ended July 29, 2012, we purchased 3.8 million shares of our common stock for $221.6 million, under the $450.0 million program.

In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and was in addition to $56.9 million remaining under the $450.0 million program. During the thirteen weeks ended October 28, 2012, we purchased 0.9 million shares of our common stock for $60.0 million. Of this amount, $56.9 million was purchased under the remaining availability from the $450.0 million program approved in June 2011, and $3.1 million was purchased under the $525.0 million program, approved in June 2012. As of October 28, 2012, $521.9 million remained available under the $525.0 million program.

Dividends
During the thirty-nine weeks ended October 28, 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012

Note 7 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Stock options expense	$2,823	$2,856	$8,166	$8,573
Restricted stock expense	1,193	981	3,618	3,575
Performance share unit expense	3,020	3,077	9,880	8,393
Stock-based compensation expense – equity awards	7,036	6,914	21,664	20,541
Management equity unit expense	1,460	3,028	8,791	7,053
Total stock-based compensation expense	$8,496	$9,942	$30,455	$27,594
Tax benefit	$3,146	$3,494	$11,377	$9,603

At October 28, 2012, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $46.0 million and is expected to be recognized over a weighted average period of 2.3 years. At October 28, 2012, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $6.4 million and is expected to be recognized over a weighted average period of 1.2 years.

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

As of October 28, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and October 30, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

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

As of October 28, 2012, we had $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and October 30, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and October 30, 2011, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of October 28, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Note 9 — Commitments and Contingencies
Advertising Purchase Commitments
As of October 28, 2012, we had obligations to purchase $15.6 million of advertising through the remainder of 2012 and $23.4 million in 2013.

Product Purchase Commitments
As of October 28, 2012, we had various commitments to purchase merchandise from certain vendors that are not material to our total inventory purchases.

Lease Commitment for Distribution Center
In July 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania. The commitment for the initial fifteen-year lease term is $66.9 million. Lease payments are expected to commence in 2014. We do not have the right to control the use of the property under the lease as of October 28, 2012, because we have not taken physical possession of the property. Once the construction of the Bethel location is completed, we will vacate two smaller distribution centers located in Gahanna, Ohio and Hagerstown, Maryland, both of which are nearing capacity.

Litigation and Settlements
In January 2011, we were named as a defendant in Pedroza v. PetSmart, Inc., et al., a lawsuit originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the U.S. District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code. The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys' fees, costs and injunctive relief. The court has since dismissed the plaintiff's claim for statutory penalties for the alleged failures to provide accurate wage statements and pay all wages upon termination. This case is now awaiting decision on whether it can proceed as a class action and, accordingly, we are not yet able to reasonably estimate the monetary exposure associated with the lawsuit. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class action. For these reasons, we have not accrued any liability.

In October 2011, we were named as a defendant in Acosta v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Los Angeles. The Acosta complaint raised substantially similar allegations to those raised in the Pedroza case, but the allegations in Acosta were limited to store operations managers. Like Pedroza, the Acosta lawsuit sought compensatory damages, statutory penalties, and other relief, including liquidated damages, attorneys' fees, and costs. Following initial discovery, the plaintiff agreed to dismiss the case without any monetary payment by PetSmart in exchange for PetSmart waiving its right to pursue sanctions against him. No liability was accrued, and the case has now been dismissed.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. PetSmart removed the case to the U.S. District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are thus unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability for the class claims.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers and similarly situated employees. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe collective treatment is appropriate. As a result, we intend to oppose any attempt to certify a collective action, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. PetSmart removed the case in October to the United States District Court for the Eastern District of California. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and if a class is certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

Note 10 — Subsequent Event
As a result of Hurricane Sandy, 207 of our stores and 1 distribution center located in the northeastern United States were closed on Monday, October 29, 2012. Of those locations, 160 stores and the distribution center reopened the next day with minimal property damage. All of the remaining stores were reopened for business by November 10, 2012. We are still assessing the potential losses associated with storm damage and store closures.

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

Overview
Based on our 2011 net sales of $6.1 billion, we are North America's leading specialty provider of products, services and solutions for the lifetime needs of pets. As of October 28, 2012, we operated 1,269 stores, and we anticipate opening 9 net new stores during the remainder of 2012. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 10,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, boarding and day camp. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of October 28, 2012, we operated 195 PetsHotels, and we anticipate opening 1 additional PetsHotel during the remainder of 2012.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of October 28, 2012, full-service veterinary hospitals were in 813 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 806 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Executive Summary

•
Diluted earnings per common share increased 50% to $0.75 on net income of $82.3 million, for the thirteen weeks ended October 28, 2012, compared to diluted earnings per common share of $0.50 on net income of $56.2 million for the thirteen weeks ended October 30, 2011. Diluted earnings per common share were $2.32 and $1.65 for the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively.

•
Net sales increased 8.8% to $1.6 billion for the thirteen weeks ended October 28, 2012, compared to $1.5 billion for the thirteen weeks ended October 30, 2011. The increase in net sales for the thirteen weeks ended October 28, 2012, included a favorable impact from foreign currency fluctuations of $1.1 million. Net sales increased 9.0% to $4.9 billion for the thirty-nine weeks ended October 28, 2012, compared to $4.5 billion for the thirty-nine weeks ended October 30, 2011. The increase in net sales for the thirty-nine weeks ended October 28, 2012, included an unfavorable impact from foreign currency fluctuations of $4.8 million.

•	Comparable store sales, or sales in stores open at least one year, increased 6.5% and 7.0% for the thirteen and thirty-nine weeks ended October 28, 2012.

•
Services sales increased 8.5% to $175.0 million for the thirteen weeks ended October 28, 2012, compared to $161.3 million for the thirteen weeks ended October 30, 2011. Services sales increased 8.0% to $546.9 million for the thirty-nine weeks ended October 28, 2012, compared to $506.4 million for the thirty-nine weeks ended October 30, 2011.

•
As of October 28, 2012, we had $298.1 million in cash and cash equivalents and $71.9 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the thirty-nine weeks ended October 28, 2012.

•
We purchased 0.9 million shares of our common stock for $60.0 million during the thirteen weeks ended October 28, 2012, and 4.7 million shares of our common stock for $281.6 million during the thirty-nine weeks ended October 28, 2012.

Critical Accounting Policies and Estimates
We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended January 29, 2012. We have made no significant change in our critical accounting policies since January 29, 2012.

Results of Operations
The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011	October 28, 2012	October 30, 2011
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	70.4	71.4	69.9	70.8
Gross profit	29.6	28.6	30.1	29.2
Operating, general and administrative expenses	21.0	21.8	21.3	21.7
Operating income	8.6	6.8	8.8	7.4
Interest expense, net	(0.8)	(0.9)	(0.8)	(1.0)
Income before income tax expense and equity income from Banfield	7.8	5.8	8.0	6.5
Income tax expense	(3.0)	(2.3)	(3.0)	(2.5)
Equity income from Banfield	0.3	0.2	0.2	0.2
Net income	5.1%	3.7%	5.2%	4.2%

Thirteen Weeks Ended October 28, 2012, Compared to the Thirteen Weeks Ended October 30, 2011
Net Sales
Net sales increased 8.8% to $1.6 billion for the thirteen weeks ended October 28, 2012, compared to $1.5 billion for the thirteen weeks ended October 30, 2011. The increase in net sales for the thirteen weeks ended October 28, 2012, included a favorable impact from foreign currency fluctuations of $1.1 million. Approximately 75% of the sales increase is due to a 6.5% increase in comparable store sales for the thirteen weeks ended October 28, 2012, and 25% of the sales increase is due to the addition of 59 net new stores and 6 net new PetsHotels since October 30, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of performance in consumables, hardgoods and live goods, as well as services. Comparable transactions were 2.3% for the thirteen weeks ended October 28, 2012, and 2.2% for the thirteen weeks ended October 30, 2011.

During 2012, we have implemented several initiatives to increase traffic and continue to improve average sales per transaction. Super premium channel exclusive foods continue to be our fastest growing category within consumables. We expanded the space in this category with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat. In hardgoods, we refreshed and rebranded the dog toy aisle during the thirteen weeks ended July 29, 2012, with the new PetSmart Toy Chest look and feel. Also during the thirteen weeks ended July 29, 2012, we reset the aquatics and small animal categories to support the growing trends by adding hundreds of new items and improving the category adjacencies and flow. We also added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category. Finally, we have made more than twenty website enhancements this year and during the thirteen weeks ended October 28, 2012, we launched our Canada site on PetSmart.com.

Services sales, which include grooming, training, boarding and day camp, increased 8.5% to $175.0 million for the thirteen weeks ended October 28, 2012, compared to $161.3 million for the thirteen weeks ended October 30, 2011. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of new stores and PetsHotels since October 30, 2011.

Other revenue included in net sales during the thirteen weeks ended October 28, 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.8 million, compared to 0.6% of net sales, or $9.4 million, for the thirteen weeks ended October 30, 2011.

Gross Profit
Gross profit increased 100 basis points to 29.6% of net sales for the thirteen weeks ended October 28, 2012, from 28.6% for the thirteen weeks ended October 30, 2011.

Overall merchandise margin increased 30 basis points primarily due to rate improvement. Services margin was flat. Store occupancy and supply chain costs included in margin provided 60 and 10 basis points of leverage, respectively.

Operating, General and Administrative Expenses
Operating, general and administrative expenses decreased to 21.0% of net sales for the thirteen weeks ended October 28, 2012, compared to 21.8% of net sales for the thirteen weeks ended October 30, 2011. In addition to leverage provided by increased sales, the decrease is also due to lower depreciation, merchant fees for debit and credit cards, and benefit costs.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.7 million during the thirteen weeks ended October 28, 2012, compared to $14.3 million for the thirteen weeks ended October 30, 2011. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.3 million and $0.3 million for the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively.

Income Tax Expense
For the thirteen weeks ended October 28, 2012, the $48.3 million income tax expense represents an effective tax rate of 38.3% compared with the thirteen weeks ended October 30, 2011, when we had income tax expense of $33.8 million, which represented an effective tax rate of 38.8%. The decrease in the effective tax rate was primarily due to tax exempt gains from our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $4.5 million and $2.8 million for the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively, based on our 21.0% ownership in Banfield.

Thirty-Nine Weeks Ended October 28, 2012, Compared to the Thirty-Nine Weeks Ended October 30, 2011
Net Sales
Net sales increased 9.0% to $4.9 billion for the thirty-nine weeks ended October 28, 2012, compared to $4.5 billion for the thirty-nine weeks ended October 30, 2011. The increase in net sales for the thirty-nine weeks ended October 28, 2012, included an unfavorable impact from foreign currency fluctuations of $4.8 million. Approximately 75% of the sales increase is due to a 7.0% increase in comparable store sales for the thirty-nine weeks ended October 28, 2012, and 25% of the sales increase is due to the addition of 59 net new stores and 6 net new PetsHotels since October 30, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of performance in consumables, hardgoods and live goods, as well as services. Comparable transactions were 2.9% for the thirty-nine weeks ended October 28, 2012, and 2.4% for the thirty-nine weeks ended October 30, 2011.

During 2012, we have implemented several initiatives to increase traffic and continue to improve average sales per transaction. Super premium channel exclusive foods continue to be our fastest growing category within consumables. We expanded the space in this category with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat. In hardgoods, we refreshed and rebranded the dog toy aisle during the thirteen weeks ended July 29, 2012, with the new PetSmart Toy Chest look and feel. Also during the thirteen weeks ended July 29, 2012, we reset the aquatics and small animal categories to support the growing trends by adding hundreds of new items and improving the category adjacencies and flow. We also added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category. Finally, we have made more than twenty website enhancements this year and during the thirteen weeks ended October 28, 2012, we launched our Canada site on PetSmart.com.

Services sales, which include grooming, training, boarding and day camp, increased 8.0% to $546.9 million for the thirty-nine weeks ended October 28, 2012, compared to $506.4 million for the thirty-nine weeks ended October 30, 2011. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels and the addition of new stores and PetsHotels since October 30, 2011.

Other revenue included in net sales during the thirty-nine weeks ended October 28, 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $28.5 million, compared to 0.6% of net sales, or $27.5 million, for the thirty-nine weeks ended October 30, 2011.

Gross Profit
Gross profit increased 90 basis points to 30.1% of net sales for the thirty-nine weeks ended October 28, 2012, from 29.2% for the thirty-nine weeks ended October 30, 2011.

Overall merchandise margin increased 15 basis points primarily due to rate improvement. Services margin was flat. Store occupancy and supply chain costs included in margin provided 60 and 15 basis points of leverage, respectively.

Operating, General and Administrative Expenses
Operating, general and administrative expenses decreased to 21.3% of net sales for the thirty-nine weeks ended October 28, 2012, compared to 21.7% of net sales for the thirty-nine weeks ended October 30, 2011. In addition to leverage provided by increased sales, the decrease is also due to lower depreciation, merchant fees for debit and credit cards, and benefit costs, offset by an increase in advertising.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $42.1 million during the thirty-nine weeks ended October 28, 2012, compared to $43.6 million for the thirty-nine weeks ended October 30, 2011. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $1.0 million and $0.9 million for the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively.

Income Tax Expense
For the thirty-nine weeks ended October 28, 2012, the $144.8 million income tax expense represents an effective tax rate of 37.2% compared with the thirty-nine weeks ended October 30, 2011, when we had income tax expense of $110.4 million, which represented an effective tax rate of 38.0%. The decrease in the effective tax rate was primarily due to a decrease in certain state and local tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $11.4 million and $8.2 million for the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively, based on our 21.0% ownership in Banfield.

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

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $386.6 million for the thirty-nine weeks ended October 28, 2012, compared to $329.6 million for the thirty-nine weeks ended October 30, 2011. The primary differences between the thirty-nine weeks ended October 28, 2012, and October 30, 2011, include increased net income of $67.3 million and an increase in trade accounts payable resulting from the extension of vendor payment terms of $37.8 million, offset by an increase in the growth of merchandise inventories of $28.6 million.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $94.8 million for the thirty-nine weeks ended October 28, 2012, compared to $100.8 million for the thirty-nine weeks ended October 30, 2011. The primary difference between the thirty-nine weeks ended October 28, 2012, and October 30, 2011, was an increase in cash paid for property and equipment of $31.1 million, offset by a decrease in purchases of investments of $24.1 million and an increase in proceeds from maturities of investments of $12.0 million.

Net cash used in financing activities was $336.6 million for the thirty-nine weeks ended October 28, 2012, and consisted primarily of the cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the thirty-nine weeks ended October 30, 2011, was $249.9 million. The primary difference between the thirty-nine weeks ended October 28, 2012, and the thirty-nine weeks ended October 30, 2011, was an increase of $46.3 million in cash paid for treasury stock.

Operating Capital and Capital Expenditure Requirements
Substantially all our stores are leased facilities. We opened 49 new stores and closed 12 stores in the thirty-nine weeks ended October 28, 2012. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $130 million to $140 million for 2012, based on our plan to open 46 net new stores and 4 net new PetsHotels, continuing our investment in the development of our information systems, adding to our services capacity with the expansion of certain grooming salons, remodeling or replacing certain store assets and continuing our store refresh program.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Thirty-Nine Weeks Ended
	October 28, 2012	October 30, 2011
Capital Expenditures:
New stores	$29,142	$26,283
Store-related projects(1)	49,931	20,324
PetsHotels(2)	755	2,232
Information technology	25,592	27,765
Supply chain	4,961	2,719
Other	277	227
Total capital expenditures	$110,658	$79,550
____________

(1)	Includes store and grooming salon remodels, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

Commitments
As of October 28, 2012, we had obligations to purchase $15.6 million of advertising through the remainder of 2012 and $23.4 million in 2013.

As of October 28, 2012, we had various commitments to purchase merchandise from certain vendors that are not material to our total inventory purchases.

In July 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania. The commitment for the initial fifteen-year lease term is $66.9 million. Lease payments are expected to commence in 2014. We do not have the right to control the use of the property under the lease as of October 28, 2012, because we have not taken physical possession of the property. Once the construction of the Bethel location is completed, we will vacate two smaller distribution centers located in Gahanna, Ohio and Hagerstown, Maryland, both of which are nearing capacity.

There have been no other material changes in our contractual obligations since January 29, 2012. Information regarding our contractual obligations is provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 29, 2012.

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

As of October 28, 2012, we had no borrowings and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, and October 30, 2011, we had no borrowings under our Former Revolving Credit Facility and $24.4 million and $31.6 million in stand-by letter of credit issuances, respectively.

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

As of October 28, 2012, we had $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, and October 30, 2011, we had $70.2 million and $61.4 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Former Stand-alone Letter of Credit Facility, respectively. We had $70.2 million and $61.4 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender as of January 29, 2012, and October 30, 2011, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of October 28, 2012, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Share Purchase Program
In June 2010, the Board of Directors approved a share purchase program authorizing the purchase of up to $400.0 million of our common stock through January 29, 2012. During the twenty-six weeks ended July 31, 2011, we purchased 3.9 million shares of our common stock for $165.4 million under the $400.0 million program.

In June 2011, the Board of Directors approved a share purchase program authorizing the purchase of up to $450.0 million of our common stock through January 31, 2013, replacing the $400.0 million program, effective August 1, 2011. During the thirteen weeks ended October 30, 2011, we purchased 1.7 million shares of our common stock for $70.0 million under the $450.0 million program. During the twenty-six weeks ended July 29, 2012, we purchased 3.8 million shares of our common stock for $221.6 million, under the $450.0 million program.

In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and was in addition to $56.9 million remaining under the $450.0 million program. During the thirteen weeks ended October 28, 2012, we purchased 0.9 million shares of our common stock for $60.0 million. Of this amount, $56.9 million was purchased under the remaining availability from the $450.0 million program approved in June 2011, and $3.1 million was purchased under the $525.0 million program, approved in June 2012. As of October 28, 2012, $521.9 million remained available under the $525.0 million program.

Dividends
During the thirty-nine weeks ended October 28, 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012

Related Party Transactions
We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 806 of our stores. Our investment consists of common and preferred stock. As of October 28, 2012, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $4.5 million and $2.8 million for the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively, and $11.4 million and $8.2 million for the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively. During the thirty-nine weeks ended October 28, 2012, and October 30, 2011, we received a dividend from Banfield of $13.9 million and $16.0 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.8 million and $9.4 million during the thirteen weeks ended October 28, 2012, and October 30, 2011, respectively, and $28.5 million and $27.5 million during the thirty-nine weeks ended October 28, 2012, and October 30, 2011, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million, $3.1 million and $3.0 million at October 28, 2012, January 29, 2012, and October 30, 2011, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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

Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or "the Acts." Considerable uncertainty still exists regarding the magnitude of the impact on our condensed consolidated financial statements. The extent of the impact will not be known until more regulatory information is provided by the government and we make final decisions regarding the options available to manage costs for benefit programs impacted by the Acts. We will continue to assess the impact of the Acts on our health care plans.

Item 3. Quantitative and Qualitative Disclosures About Market Risks
As of October 28, 2012, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended January 29, 2012. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended January 29, 2012.

Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of October 28, 2012. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended October 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of October 28, 2012, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In January 2011, we were named as a defendant in Pedroza v. PetSmart, Inc., et al., a lawsuit originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the U.S. District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code. The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys' fees, costs and injunctive relief. The court has since dismissed the plaintiff's claim for statutory penalties for the alleged failures to provide accurate wage statements and pay all wages upon termination. This case is now awaiting decision on whether it can proceed as a class action and, accordingly, we are not yet able to reasonably estimate the monetary exposure associated with the lawsuit. We believe, however, that the lawsuit is without merit and that the case should not be certified as a class action. For these reasons, we have not accrued any liability.

In October 2011, we were named as a defendant in Acosta v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Los Angeles. The Acosta complaint raised substantially similar allegations to those raised in the Pedroza case, but the allegations in Acosta were limited to store operations managers. Like Pedroza, the Acosta lawsuit sought compensatory damages, statutory penalties, and other relief, including liquidated damages, attorneys' fees, and costs. Following initial discovery, the plaintiff agreed to dismiss the case without any monetary payment by PetSmart in exchange for PetSmart waiving its right to pursue sanctions against him. No liability was accrued, and the case has now been dismissed.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. PetSmart removed the case to the U.S. District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are thus unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability for the class claims.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers and similarly situated employees. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe collective treatment is appropriate. As a result, we intend to oppose any attempt to certify a collective action, and should the case be certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. PetSmart removed the case in October to the United States District Court for the Eastern District of California. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. The case is in its early stages and we are unable to reasonably estimate the potential monetary exposure associated with the lawsuit. We do not believe that the claims alleged in the lawsuit have merit and do not believe class treatment is appropriate. As a result, we intend to oppose any attempt to certify a class in this case, and if a class is certified, we will vigorously defend on the merits. For these reasons, we have not accrued any liability.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended October 28, 2012:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
July 30, 2012 to August 26, 2012	198,398	$70.79	198,398	$567,897,000
August 27, 2012 to September 30, 2012	661,006	$69.52	661,006	$521,941,000
October 1, 2012 to October 28, 2012	—	—	—	$521,941,000
Thirteen Weeks Ended October 28, 2012	859,404	$69.82	859,404	$521,941,000
____________

(1)
In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. This new share purchase authorization commenced on July 30, 2012, and was in addition to the $56.9 million remaining under the $450.0 million program. During the thirteen weeks ended October 28, 2012, the $56.9 million was used, completing the program. As of October 28, 2012, $521.9 million remained available under the $525.0 million program.

Item 6. Exhibits
(a) Exhibits

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS	XBRL Instance

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB	XBRL Taxonomy Extension Labels

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition
____________

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

PetSmart, Inc.
(Registrant)

/s/ Lawrence P. Molloy
Date:	November 21, 2012	Lawrence P. Molloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)