Form 10-K
period 2013-02-03
PETSMART INC
filed 2013-03-28
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	February 3, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission file number 0-21888
_______________
PetSmart, Inc.
(Exact name of registrant as specified in its charter)
_______________

Delaware	94-3024325
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

19601 N. 27th Avenue	85027
Phoenix, Arizona (Address of principal executive offices)	(Zip Code)
Registrant's telephone number, including area code:
(623) 580-6100
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.0001 par value	The NASDAQ Stock Market LLC (NASDAQ Global Select Market)
Securities registered pursuant to Section 12(g) of the Act:
None
_______________
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
Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☐
                           (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on July 29, 2012, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $7,319,012,000. This calculation excludes approximately 810,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock as of December 31, 2012, that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant's common stock outstanding as of March 14, 2013, was 102,663,315.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2013 Annual Meeting of Stockholders to be held on June 14, 2013, to be filed on or about May 3, 2013, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These statements are based on management's current expectations and beliefs about future events or future financial performance. We have attempted to identify forward-looking statements by words such as: “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” or other comparable terminology. These statements are not guarantees of future performance or results, and involve known and unknown risks, uncertainties and other factors, including the risks outlined under “Item 1A. Risk Factors” contained in Part I of this Annual Report, that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2012 fiscal year ended on February 3, 2013, and was a 53-week year. The 2011 and 2010 fiscal years were 52-week years. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

Item 1.  Business
General
We were incorporated in Delaware in 1986, opened our first stores in 1987 and have become the leading specialty provider of products, services and solutions for the lifetime needs of pets. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets to be members of the family. Our strategy is to attract and keep these customers by becoming the preferred provider for the Total Lifetime CareSM of pets.

We opened 46 net new stores in 2012 and at the end of the year operated 1,278 retail stores in the United States, Puerto Rico and Canada. Square footage in 2012 increased 0.6 million to 27.8 million compared to 27.2 million in 2011. Our stores typically range in size from 12,000 to 27,500 square feet and carry a broad selection of high-quality pet products at everyday low prices. We offer approximately 11,000 distinct items in our stores and 10,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our strong product assortment with a wide selection of pet services, including grooming, training, day camp for dogs and boarding. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. As of February 3, 2013, we offered pet boarding at 196 of our stores through our PetSmart PetsHotels, or “PetsHotels.”

As of February 3, 2013, there were full-service veterinary hospitals in 816 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 809 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

Our PetPerks program enables us to understand the needs of our customers and target offers directly to them. We also reach customers through PetSmart.com, our pet e-commerce and community site, as well as selected social networking sites.

The Pet Industry
The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2012 market at approximately $52.9 billion, an increase of over 200% since calendar year 1994. Based on the 2011 - 2012 APPA National Pet Owners Survey, approximately 62% of households in the United States own a pet, which equates to nearly 73 million homes. In total, there are approximately 86 million cats and 78 million dogs owned as pets in the United States.

The APPA divides the pet industry into the following categories: food and treats, supplies and medicines, veterinary care, pet services (such as grooming and boarding) and live animal purchases. The APPA estimates that food and treats for dogs and cats are the largest volume categories of pet-related products and in calendar year 2012, accounted for an estimated $20.5 billion in sales, or 38.7% of the market.

Pet supplies and medicine sales account for 23.8%, or $12.6 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control and aquatic supplies. Veterinary care, pet services and live animal purchases represent 25.7%, 7.8% and 4.0%, respectively, of the market.

Competition
Based on total net sales, we are North America's leading specialty retailer of products, services and solutions for the lifetime needs of pets. The pet products retail industry is highly competitive and can be organized into seven different categories:

•Warehouse clubs and other mass merchandisers;
•Grocery stores;
•Specialty pet supply stores;
•Veterinarians;
•General retail merchandisers;
•Farm and feed stores; and
•E-commerce and catalog retailers.

We believe the principal competitive factors influencing our business are product selection and quality, customer service, convenience of store locations, store environment, price and availability of other services. Many premium pet food brands, which offer higher levels of nutrition than non-premium brands, are not currently sold through grocery stores, warehouse clubs and other mass and general retail merchandisers due to manufacturers' restrictions, but are sold primarily through specialty pet supply stores, veterinarians and farm and feed stores. In addition, our unique relationship with Banfield allows us to sell therapeutic pet foods at our stores with Banfield hospitals. We believe our pet services business provides a competitive advantage that cannot be easily duplicated. We compete effectively in our various markets; however, some of our grocery store, warehouse club and other mass and general retail merchandise competitors are much larger in terms of overall sales volume and may have better access to capital or other competitive advantages.

Our Strategy
Our strategy is to be the preferred provider for the lifetime needs of pets. Our primary initiatives include:

Develop innovative products and services. We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. We remain committed to our promise of providing Total Lifetime CareSM for every pet, every parent, every time. We provide pet parents with information, knowledge, trust and product solutions, including both exclusive and private label offerings, that help their pets live long, healthy and happy lives. Our marketing and advertising efforts focus on emphasizing our unique offerings for customers and promoting our strong value proposition. Through extensive and on-going customer research, we are gaining valuable insights into the wants and needs of our customers and we are developing solutions and communication strategies to address them. Our PetPerks program, which is available in all our stores, plays a central role in this effort. We are also able to reach customers through various online communities and social networking sites. With increasingly greater capacity to customize offers relevant to our customers, we believe we are helping them build a stronger, more meaningful bond with their pets and greater loyalty to PetSmart. We continually seek opportunities to strengthen our merchandising capabilities allowing us to provide a differentiated product assortment, including pet specialty channel exclusive products and our proprietary brand offerings, to drive innovative solutions and value to our customers.

Based on net services sales, we are North America's leading specialty provider of pet services, which includes professional grooming, training, day camp for dogs and boarding. Full-service veterinary hospitals are available in 816 of our stores, through our partnership with Banfield and other third parties in Canada. Pet services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services further differentiate us from our competitors, drive traffic and repeat visits to our stores, provide cross-selling opportunities, allow us to forge a strong relationship with our customers, increase transaction size and enhance operating margins.

Engaging with our customers in an authentic and personalized way. Our emphasis on the customer is designed to provide an unparalleled shopping experience every time a customer visits our stores. Using a detailed associate learning curriculum and role-playing techniques, we train store associates to identify customer needs and provide appropriate solutions. We measure our success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty and enhancing our leading market position, thus differentiating ourselves from grocery and other mass merchandisers.

Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new markets and achieving operating efficiencies and economies of scale in merchandising, distribution, information systems, procurement, marketing and store operations. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders. A store format that emphasizes our highly differentiated products and pet services offerings, when combined with our other strategic initiatives, will typically contribute to higher comparable store sales growth (or sales in stores open at least one year), profitability and return on investment.

Driving consistent execution in our stores. Our commitment to operating excellence emphasizes retail basics like store cleanliness, short check-out lines, a strong in-stock position, an effective supply chain and outstanding care of the pets in our stores, which allows us to provide a consistently superior customer experience. This focus on operating excellence simplifies processes, makes our stores more efficient and easier to operate and allows associates to be more engaged and productive.

We believe these strategic initiatives will continue to generate comparable store sales and overall sales growth, allow us to focus on managing capital and leveraging costs and drive product margins to produce profitability and return on investment for our stockholders.

Our Stores
Typically, our stores are located at sites co-anchored by strong destination mass merchandisers and are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets and relocating existing stores. Store activity was as follows:

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Store count at beginning of year	1,232	1,187	1,149
New or relocated stores opened	60	53	46
Stores closed	(14)	(8)	(8)
Store count at end of year	1,278	1,232	1,187

Distribution
Our distribution network and information systems are designed to optimize store inventory, drive efficiencies in store labor, facilitate a high in-stock position and promote high distribution center productivity. We operate two kinds of distribution centers: forward distribution centers and combination centers. Our forward distribution centers handle consumable products that require rapid replenishment, while our combination distribution centers handle both consumable and non-consumable products. We believe the combination distribution centers drive efficiencies in transportation costs and store labor. Our suppliers generally ship merchandise to our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors.

Merchandise
Merchandise sales represented approximately 88.4%, 88.4% and 88.5% of our net sales in 2012, 2011 and 2010, respectively. Merchandise generally falls into three main categories:

•
Consumables. Consumables merchandise sales includes pet food, treats and litter. We emphasize super-premium, premium and therapeutic dog and cat foods, many of which are not available in grocery stores, warehouse clubs or other mass and general retail merchandisers, as well as our private label foods. We also offer quality national brands traditionally found in grocery stores, warehouse clubs or other mass and general retail merchandisers, and specialty pet supply stores. Consumables merchandise sales comprised 53.3%, 52.8% and 52.5% of our net sales in 2012, 2011 and 2010, respectively.

•
Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including exclusive and private label products, includes collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles and small pets. These products include aquariums and habitats, as well as accessories, décor and filters. Hardgoods merchandise sales comprised 33.5%, 33.9% and 34.4% of our net sales in 2012, 2011 and 2010, respectively.

•
Pets. Our stores feature fresh-water fish, small birds, reptiles and small pets. Pets comprised 1.6%, 1.7% and 1.6% of our net sales in 2012, 2011 and 2010, respectively. We do not sell dogs or cats, but provide space in all stores for adoption and animal welfare organizations.

Pet Services
Pet services, which include grooming, training, day camp for dogs and boarding, represented 11.0%, 11.0% and 10.9% of our net sales in 2012, 2011 and 2010, respectively. We offer full-service, high quality grooming and training services in all our stores. We typically allocate approximately 900 square feet per store for grooming, including precision cuts, baths, nail trimming and grinding, and teeth brushing. Depending upon experience, our pet stylists are educated as part of a comprehensive program that teaches exceptional grooming skills using safe and gentle techniques. Pet training services range from puppy classes to advanced or private courses, led by our accredited pet training instructors who are passionate about pets.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. During 2012, our PetsHotels call center was implemented for all of our hotels allowing us to better serve our customers and improve operational efficiencies. As of February 3, 2013, we operated 196 PetsHotels.

Veterinary Services
The availability of comprehensive veterinary care in many of our stores further differentiates us, drives sales in our stores and reflects our overall commitment to pet care. Full-service veterinary hospitals in 816 of our stores offer routine examinations and vaccinations, dental care, a pharmacy and surgical procedures. As of February 3, 2013, Banfield operated 809 of the hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are located in Canada and are operated by other third parties. See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of our ownership interest in Banfield.

PetSmart Charities® and Adoptions
PetSmart Charities, Inc. and PetSmart Charities of Canada, Inc. ("PetSmart Charities") are independent, nonprofit organizations that save the lives of homeless pets. PetSmart Charities is a leader in pet adoptions and grant funding for animal welfare in North America. The organizations' vision is to find a lifelong, loving home for every pet. They do this through:

•
Finding homes for nearly 450,000 pets in 2012. PetSmart Charities connects pets with loving homes through their Adoption Centers located in every PetSmart store, as well as by sponsoring community adoption events.

•	Granting more than $28 million in 2012 to communities in the United States, Canada and Puerto Rico to reduce shelter intake and euthanasia.

•	Operating life-saving programs such as the Rescue Waggin'® dog transport and emergency relief for pets affected by natural and man-made disasters.

Government Regulation
We are subject to various federal, state, provincial and local laws and regulations governing, among other things: our relationships with employees, including minimum wage requirements, overtime, working conditions and citizenship requirements; veterinary practices or the operation of veterinary hospitals in retail stores that may impact our ability to operate such veterinary hospitals in certain facilities; the transportation, handling and sale of small pets; the generation, handling, storage, transportation and disposal of waste and biohazardous materials; the manufacturing and distribution, import/export and sale of products; the handling, security, protection and use of customer and associate information; price and product labeling; and the licensing and certification of services.

We seek to structure our operations to comply with all federal, state, provincial and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations, and because laws and regulations are enforced by the courts and regulatory authorities with broad discretion, we can make no assurances we would be found to be in compliance in all jurisdictions at all times. We also could be subject to costs, including fines, penalties or sanctions and third-party claims as a result of violations of, or liabilities under, these laws and regulations.

Intellectual Property
We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. Some of our intellectual property includes numerous servicemarks and trademarks registered with the United States Patent and Trademark Office, or “USPTO,” including: PetSmart®, PetSmart.com®, PetSmart PetsHotel®, PetPerks®, and Where Pets Are Family®, as well as many others. We also have several servicemark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered servicemarks, trademarks and pending applications in other countries, including Canada. We also own several trade names, domain names and copyrights for use in our business.

Employees
As of February 3, 2013, we employed approximately 52,000 associates, of which approximately 24,000 were employed full-time. We continue to invest in education and training for our full and part-time associates as part of our emphasis on customer service and providing pet care solutions. We are not subject to collective bargaining agreements and have not experienced work stoppages. We consider our relationship with our associates to be a positive one.

Financial Information by Business Segment and Geographic Data
We have identified two operating segments, Merchandise and Services. These operating segments have similar long-term economic characteristics, include sales to the same types of customers, have the same distribution method, and include sales similar in nature, therefore, they have been aggregated into one reportable segment.

Net sales in the United States and Puerto Rico were $6.4 billion, $5.8 billion and $5.4 billion for 2012, 2011 and 2010, respectively. Net sales in Canada, denominated in United States dollars, were $0.4 billion, $0.3 billion and $0.3 billion for 2012, 2011 and 2010, respectively. Substantially all our long-lived assets are located in the United States.

Available Information
We make available, free of charge through our investor relations internet website (www.petm.com), our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, including our XBRL instance documents, our current reports on Form 8-K and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or “SEC.”

The public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an internet website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Management
Our executive officers and their ages and positions on March 1, 2013, are as follows:

Name	Age	Position
Robert F. Moran	62	Chairman and Chief Executive Officer
David K. Lenhardt	43	President and Chief Operating Officer
Lawrence P. Molloy	51	Executive Vice President, Chief Financial Officer
Joseph D. O'Leary	54	Executive Vice President, Merchandising, Marketing, Supply Chain and Strategic Planning
John W. Alpaugh	47	Senior Vice President, Chief Marketing Officer
Donald E. Beaver	54	Senior Vice President, Chief Information Officer
Gene Eddie Burt II	47	Senior Vice President, Supply Chain
Paulette R. Dodson	49	Senior Vice President, General Counsel and Secretary
Erick M. Goldberg	50	Senior Vice President, Human Resources
Matthew R. McAdam	44	Senior Vice President, Merchandising
Jaye D. Perricone	54	Senior Vice President, Real Estate and Development
Bruce K. Thorn	45	Senior Vice President, Store Operations and Services
Melvin G. Tucker	48	Senior Vice President, Finance

Robert F. Moran was appointed Chairman effective January 30, 2012, and has been our Chief Executive Officer since June 2009. He joined PetSmart as President of North American Stores in July 1999 and in December 2001, he was appointed President and Chief Operating Officer. From 1998 to 1999, he was President of Toys 'R' Us, Ltd., Canada. Prior to 1991 and from 1993 to 1998, for a total of 20 years, he was with Sears, Roebuck and Company in a variety of financial and merchandising positions, including President and Chief Executive Officer of Sears de Mexico. He was also Chief Financial Officer and Executive Vice President of Galerias Preciados of Madrid, Spain from 1991 through 1993. Mr. Moran currently also serves on the boards of directors for Medical Management International, Inc., PetSmart Charities, USA Track & Field Foundation, and the Retail Industry Leaders Association. As we previously announced, Mr. Moran will resign as our Chief Executive Officer effective as of the close of our 2013 Annual Meeting of Stockholders, presently scheduled for June 14, 2013. Mr. Moran will remain with PetSmart as Chairman of the Board in an executive capacity.

David K. Lenhardt was appointed President and Chief Operating Officer effective January 30, 2012. He joined PetSmart as Senior Vice President of Services, Strategic Planning and Business Development in October 2000. He was appointed Senior Vice President, Store Operations and Services in February 2007 and in February 2009 was appointed Senior Vice President, Store Operations and Human Resources. In January 2011, he was appointed Executive Vice President, Store Operations, Human Resources and Information Systems. From 1996 to 2000, he was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.'s investment banking division. As we previously announced, Mr. Lenhardt will succeed Mr. Moran as our Chief Executive Officer effective as of the close of our 2013 Annual Meeting of Stockholders. In connection with this appointment, the PetSmart Board of Directors expects to elect Mr. Lenhardt to the Board effective as of the close of our 2013 Annual Meeting of Stockholders.

Lawrence P. Molloy joined PetSmart as Senior Vice President and Chief Financial Officer in September 2007 and was appointed Executive Vice President effective January 30, 2012. As the Executive Vice President, Chief Financial Officer, his duties include oversight of the finance, real estate and legal departments. Prior to joining PetSmart, he was employed by Circuit City Stores, Inc, a national consumer electronics retailer, from 2003 to 2007. While at Circuit City, he served as the Director of Financial Planning and Analysis from 2003 to 2004, the Vice President, Financial Planning and Analysis from 2004 to 2006 and from 2006 to 2007 was Chief Financial Officer of retail. Prior to Circuit City, he served in various leadership, planning and strategy roles for Capital One Financial Corporation; AGL Capital Investments, LLC; Deloitte & Touche Consulting Group; and the United States Navy. He served ten years in the Navy as a fighter pilot, later retiring from the Navy Reserve with a rank of Commander. In November 2012, Mr. Molloy announced that he will resign from his position in June 2013, but will remain with PetSmart as a special advisor through March 2014.

Joseph D. O'Leary was appointed Executive Vice President, Merchandising, Marketing, Supply Chain and Strategic Planning in January 2011. He joined PetSmart as Senior Vice President of Supply Chain in September 2006. From October 2008 to March 2010, he held the title of Senior Vice President, Merchandising and Supply Chain. From March 2010 to January 2011, he held the title of Senior Vice President, Merchandising. Prior to joining PetSmart, he was Chief Operating Officer for Interactive Health LLC, a manufacturer of robotic massage chairs. Prior to that, he served as Senior Vice President of Supply Chain Strategy and Global Logistics for The Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, he held positions at Mothercare plc, Coopers & Lybrand LLP and BP International. As we previously announced, Mr. O'Leary will succeed Mr. Lenhardt as our President and Chief Operating Officer effective as of the close of our 2013 Annual Meeting of Stockholders.

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

Gene Eddie Burt II was appointed Senior Vice President, Supply Chain effective January 30, 2012. He joined PetSmart in April 2007 and served as the Vice President of Distribution until December 2009 when he was promoted to Vice President of Distribution and Transportation. Prior to joining PetSmart, he served as the Director for Domestic Distribution for The Home Depot, Inc. from October 2004 to April 2007. Prior to that, he served in various supply chain leadership roles with Target Corporation.

Paulette R. Dodson joined PetSmart in July 2012 as Senior Vice President, General Counsel and Secretary. Prior to joining PetSmart, she was employed by Sara Lee Corporation from January 2007 to July 2012. While at Sara Lee Corporation, she served as Chief Counsel, Sara Lee Food & Beverage from January 2007 to March 2008, Chief Counsel, North American Operations from March 2008 to December 2010, and as Senior Vice President, General Counsel and Corporate Secretary from March 2011 to July 2012, a position she held on an interim basis beginning December 2010. Prior to that, she served for over 14 years in various legal roles at Tribune Company.

Erick M. Goldberg was appointed Senior Vice President of Human Resources effective February 4, 2013. He joined PetSmart in June 2001 and served in various human resource leadership positions until his promotion to Vice President Field Human Resources in December 2009. Beginning August 2012 and until his appointment to his current role, he served as the Vice President of Human Resources for the Store Support Group and Distribution Centers. Prior to joining PetSmart, he served for 8 years at Distribution Architects International, Inc. in various leadership roles, the last being Director of Human Resources. He previously held human resource leadership positions with Management Technology America Ltd. and Triad Systems Corporation.

Matthew R. McAdam was appointed Senior Vice President, Merchandising effective January 30, 2012. He joined PetSmart in September 2008 as the Vice President of Merchandising, Hardgoods. Prior to joining PetSmart, he served as the Vice President of Merchandising Planning and Allocation for Kohl's Department Stores from June 2005 to September 2008. Previously, he held various merchandising roles at the Bon-Ton Stores, Inc. and The May Department Stores Company.

Jaye D. Perricone was appointed Senior Vice President, Real Estate and Development in December 2007, serving as Vice President, Real Estate during the year prior. She joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President from 1997 to 2000, Vice President of Services Operations from 2000 to 2001, Vice President of Customer Service and Store Operations from 2001 to 2004 and Vice President of Property Management and Store Design from 2004 to 2006. Prior to joining PetSmart, she held various leadership roles with Target Corporation, Pace Membership Warehouse, Inc. and Bizmart, Inc.

Bruce K. Thorn was appointed Senior Vice President, Store Operations and Services effective January 30, 2012. He joined PetSmart in 2007 as Vice President, Supply Chain Solutions, and served as Vice President, Supply Chain from 2008 until December 2009 when he was promoted to Senior Vice President, Supply Chain. From 2002 through 2007, he held leadership roles, including Chief Operating Officer from 2005 to 2007, for LESCO, Inc., prior to its merger with Deere & Company. He previously held leadership roles with The Gap, Inc., Cintas Corporation and the United States Army.

Melvin G. Tucker was appointed Senior Vice President, Finance effective January 30, 2012. He joined PetSmart as Vice President of Financial Planning and Analysis in December 2008. Prior to joining PetSmart, he served as Vice President of Financial Planning and Analysis at Circuit City Stores, Inc. from May 2005 to November 2008. Prior to Circuit City, he served in various finance leadership roles at The Home Depot, Inc. from April 1990 until April 2005.

Item 1A.  Risk Factors
In the normal course of business, our operations, financial condition and results of operations are routinely subjected to a variety of risks. Our actual financial results could differ materially from projected results due to some or all of the factors discussed below. You should carefully consider the risks and uncertainties described below, as well as those discussed in the “Competition,” “Our Stores,” “Distribution,” and “Government Regulation” sections of this Annual Report on Form 10-K. In addition, current global economic conditions may amplify many of these risks.

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
The pet products and services retail industry is very competitive. We compete with supermarkets, warehouse clubs and other mass and general retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply stores and independent pet stores, veterinarians, catalog retailers and e-commerce retailers. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs and other mass and retail merchandisers and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We may face greater competition from these or other retailers in the future, and changes in their merchandising and operational strategies could impact our sales and profitability. In particular, if supermarket, warehouse club or other mass and retail merchandiser competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, sales, operating results and profitability and require a change in our operating strategies.

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
We can make no assurances that our stores will meet forecasted levels of sales and profitability. As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales performance may be materially impacted in future periods. In addition, a portion of a typical new store's sales comes from customers who previously shopped at other PetSmart stores in the existing market.

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
Our continued success and growth depend on cultivating a growing, loyal customer base, improving customer traffic and increasing the average transaction amount to gain sales momentum in our stores and on our e-commerce web site. Historically, we have utilized various media to reach the consumer, and we have experienced varying responses to our marketing efforts. We may not be able to successfully execute our marketing initiatives to realize the intended benefits and growth prospects due to factors outside of our control such as increased competition or deterioration of general economic conditions, thus limiting our ability to capitalize on business opportunities and expand our business. Also, our inability to accurately predict our customers' preferred method of communication or the customers' acceptance of our marketing initiatives could result in the failure to drive sales growth and thereby impact our business and financial performance.

A disruption, malfunction or increased costs in the operation, expansion or replenishment of our distribution centers or our supply chain would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.
Our vendors generally ship merchandise to our distribution centers, which receive and allocate merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, disruptions to the transportation infrastructure, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, the failure of a key vendor to deliver on its commitments, or a material increase in our transportation and distribution costs, including, but not limited to, costs resulting from increases in the price of fuel and other energy costs or other commodities, could harm our sales and the results of our operations. We seek to optimize inventory levels to operate our business successfully. An interruption in the supply chain could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations. We operate four fish distribution centers and have one fish distribution center that is operated by a third-party vendor. An interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third-party to operate the fish distribution center on favorable terms, if at all, or that we could successfully operate all of the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

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

We continue to invest in our information systems. Enhancement to or replacement of our major financial or operational information systems could result in disruption of normal operating processes and procedures and have a significant impact on our ability to conduct our core business operations. We can make no assurances that the costs of enhancement to or replacement of our information systems will not exceed estimates, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If any of these events occur, the results of our operations could be harmed.

If we fail to protect the integrity and security of customer and associate information, our business could be adversely impacted.
The increasing costs associated with the implementation and on-going operation of our information security systems, such as increased investment in technology, the costs of compliance with privacy and information security laws, and costs resulting from potential data loss, could adversely impact our business. We also routinely possess sensitive customer and associate information and, while we believe we have taken reasonable and appropriate steps to protect that information from security breaches, data loss and computer viruses, if our security procedures and controls were compromised, unintentionally or through cyber-attacks, it could harm our business, consumer confidence, reputation, operating results and financial condition, result in litigation and may increase the costs we incur to protect against such information security breaches.

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

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of their political, economic and financial environments, their ability to operate in challenging economic environments or meet our standards and applicable U.S. and local legal requirements, the availability of labor and raw materials, labor unrest, merchandise quality issues, currency exchange rates, trade restrictions, transport availability and cost, inflation and other factors. In addition, Canada's and the United States' foreign trade policies, tariffs and other impositions on imported goods, trade sanctions imposed on certain countries, the limitation on the import of certain types of goods or of goods containing certain materials from other countries and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and our financial performance.

Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.
We offer various proprietary branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of the products may not meet our expectations. In such event, we may have increased exposure for quality-related claims or losses caused by such products. In addition, our proprietary branded products compete with other manufacturers' branded items that we offer. As we continue to evaluate the number and types of proprietary branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. An increase in our proprietary branded product offerings also exposes us to risk that third parties will assert infringement claims against us with respect to such products, and we may be unable to fully protect our intellectual property rights on our proprietary branded products. Finally, if any of our customers are harmed by our proprietary branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

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
Our success is largely dependent on the efforts and abilities of our senior executive group and other key personnel. The loss of the services of one or more of our key executives or personnel could adversely impact our financial performance and our ability to execute our strategies. In addition, our future success depends on our ability to attract, train, manage and retain highly skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk that associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and our financial performance could be adversely impacted.

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
We and Banfield, the third-party operator of Banfield, The Pet Hospital, and our other third-party operators are subject to statutes and regulations in various states and Canadian provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in retail stores, that may impact our ability to host and Banfield's ability to operate veterinary hospitals within our facilities. A determination that we, or Banfield, are in violation of any of these applicable statutes and regulations could require us, or Banfield, to restructure our operations to comply, or render us, or Banfield, unable to operate veterinary hospitals in a given location. If Banfield were to experience financial or other operating difficulties that would force it to limit its operations, or if Banfield were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third-party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. In addition, due to our equity investment in Banfield, any significant decrease in Banfield's financial results may negatively impact our financial position.

We face various risks as an e-commerce retailer.
We may require additional capital in the future to sustain or grow our e-commerce business. We have engaged a third-party to maintain our e-commerce website and process all customer orders placed through that site. Business risks related to our e-commerce business include our ability to keep pace with rapid technological change; failure in our, or any third-party processor's, security procedures and operational controls; failure or inadequacy in our, or any third-party processor's, systems or ability to process customer orders; government regulation and legal uncertainties with respect to e-commerce; and collection of sales or other taxes by one or more states or foreign jurisdictions. If any of these risks materialize, it could have an adverse effect on our business.

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

Volatility and disruption to the global capital and credit markets could adversely affect our ability to access credit and the financial soundness of our suppliers.
Financial turmoil in the banking system and financial markets or the consolidation or insolvency of financial institutions could result in a tightening of the credit markets, a low level of liquidity in many financial markets, and volatility in credit, currency and equity markets. In such an environment, there is a risk that lenders, even those with strong balance sheets and sound lending practices, could fail or refuse to honor their legal commitments and obligations under existing credit commitments, including but not limited to: extending credit up to the maximum permitted by a credit facility, allowing access to additional credit features and otherwise accessing capital and/or honoring loan commitments. If our lender fails to honor its legal commitments under our credit facility, it could be difficult to replace our credit facility on similar terms. And if our suppliers or key third party vendors of necessary services and technical systems encounter similar difficulties with credit or liquidity in their own businesses, our business may also be adversely affected.

Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.
We may, from time to time, acquire businesses we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations and, therefore, affect our financial performance.

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
We are subject to periodic audits and examinations by the Internal Revenue Service and other taxing authorities. Outcomes from the tax audits or examinations that we may be subject to, or changes in the tax laws in any of the multiple jurisdictions in which we operate, could result in an unfavorable change in our effective tax rate which could have an adverse effect on our business and financial results.

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

In addition, the stock market in recent years has experienced price and volume fluctuations that often have been unrelated or disproportionate to the operating performance of companies. These fluctuations, as well as general economic and market conditions, including but not limited to those listed above, may harm the market price of our common stock. Further, a change in an analyst's published opinion or rating of our business could impact the market price of our common stock.

We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our shareholders.
Our restated certificate of incorporation, as amended, and bylaws include provisions that may delay, defer or prevent a change in management or control that our shareholders may not believe is in their best interests. These provisions include:

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

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Typically, our stores are located at sites co-anchored by strong destination mass merchandisers and are in or near major regional shopping centers. The following table summarizes the locations of the stores by country and state or territory as of February 3, 2013:

Number of Stores
Alabama	14
Alaska	2
Arizona	48
Arkansas	8
California	133
Colorado	32
Connecticut	10
Delaware	3
Florida	74
Georgia	41
Idaho	4
Illinois	53
Indiana	24
Iowa	9
Kansas	7
Kentucky	9
Louisiana	16
Maine	3
Maryland	30
Massachusetts	19
Michigan	35
Minnesota	16
Mississippi	8
Missouri	22
Montana	3
Nebraska	7
Nevada	17
New Hampshire	6
New Jersey	41
New Mexico	6
New York	51
North Carolina	49
North Dakota	2
Ohio	41
Oklahoma	15
Oregon	15
Pennsylvania	51
Puerto Rico	7
Rhode Island	2
South Carolina	21
South Dakota	2
Tennessee	21
Texas	118
Utah	14
Vermont	1
Virginia	46
Washington	25
West Virginia	3
Wisconsin	14
United States and Puerto Rico	1,198
Canada	80
Total stores	1,278

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

Our distribution centers and respective lease expirations as of February 3, 2013, were as follows:

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

In July 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania. Once the construction of the Bethel location is completed, we will vacate two smaller distribution centers located in Gahanna, Ohio and Hagerstown, Maryland, both of which are nearing capacity. We expect to open this new distribution center in 2014.

Item 3.  Legal Proceedings
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to PetSmart, or if PetSmart determines that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on the Company's financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our consolidated financial statements.

In January 2011, we were served with a lawsuit captioned Pedroza, et al. v. PetSmart, Inc., a case originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the United States District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code.The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys' fees, costs and injunctive relief. The court has since dismissed the plaintiff's claim for statutory penalties for the alleged failures to provide accurate wage statements and pay all wages upon termination. On January 28, 2013, the court issued a decision denying class certification. The remaining claims were subsequently dismissed.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

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

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. that is currently pending in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

On December 14, 2012, a group of four former managers filed a lawsuit against us captioned Miller, et al. v. PetSmart, Inc. in the United States District Court for the Eastern District of California. The plaintiffs seek to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008 to the present for alleged unreimbursed mileage expenses. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina Petcare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. We have filed a motion to transfer the case to the Northern District of Illinois so it can be consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. We have not yet received a decision on that motion.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock. Our common stock is traded on the NASDAQ Global Select Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail markups, markdowns or commissions, and may not represent actual transactions.

	High	Low
Year Ended February 3, 2013
First Quarter ended April 29, 2012	$59.36	$52.82
Second Quarter ended July 29, 2012	$69.97	$55.06
Third Quarter ended October 28, 2012	$72.75	$64.21
Fourth Quarter ended February 3, 2013	$71.68	$62.63

Year Ended January 29, 2012
First Quarter ended May 1, 2011	$43.39	$39.29
Second Quarter ended July 31, 2011	$46.60	$41.61
Third Quarter ended October 30, 2011	$48.57	$37.76
Fourth Quarter ended January 29, 2012	$54.96	$45.27

Common Stock Dividends. We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2012 and 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012
December 7, 2012	$0.165	December 19, 2012	December 31, 2012

March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011
December 7, 2011	$0.14	January 27, 2012	February 10, 2012

On March 26, 2013, the Board of Directors declared a quarterly cash dividend of $0.165 per share payable on May 17, 2013, to stockholders of record on May 3, 2013.

Holders.  On March 14, 2013, there were 2,791 holders of record of our common stock.

Equity Compensation Plan Information. Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 14, 2013, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

Share Purchase Program. The following table presents purchases of our common stock under the respective share purchase programs (in thousands):

			Year Ended
Share Purchase Program			February 3, 2013		January 29, 2012		January 30, 2011
			(53 weeks)		(52 weeks)		(52 weeks)
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$350,000	June 2009	July 31, 2011	—	$—	—	$—	3,412	$107,069
$400,000	June 2010	July 31, 2011	—	—	3,909	165,383	4,165	156,222
$450,000	June 2011	January 31, 2013	4,594	278,553	3,683	171,447	—	—
$525,000	June 2012	January 31, 2014	2,599	178,058	—	—	—	—
			7,193	$456,611	7,592	$336,830	7,577	$263,291

The $450.0 million program was completed during the thirteen weeks ended October 28, 2012. As of February 3, 2013, $346.9 million remained available under the $525.0 million program.

The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the fourteen weeks ended February 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs
October 29, 2012 to November 25, 2012	261,473	$68.80	261,473	$503,951,000
November 26, 2012 to December 30, 2012	1,568,605	$69.87	1,568,605	$394,353,000
December 31, 2012 to February 3, 2013	725,468	$65.35	725,468	$346,941,000
Fourteen Weeks Ended February 3, 2013	2,555,546	$68.48	2,555,546	$346,941,000

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

The following graph shows a five-year comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on February 3, 2008, in our stock or on January 31, 2008, in the index. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN
Among PetSmart, Inc., the S&P 500 Index, and the S&P Specialty Stores Index
$300
$250
$200
$150
$100
$50
$0
2/3/08
2/1/09
1/31/10
1/30/11
1/29/12
2/3/13
PetSmart, Inc.
S&P 500
S&P Specialty Stores

	2/3/2008	2/1/2009	1/31/2010	1/30/2011	1/29/2012	2/3/2013
PetSmart, Inc.	$100.0	$78.73	$109.49	$173.12	$233.37	$281.70
S & P 500	$100.0	$61.37	$81.71	$99.84	$104.05	$121.51
S & P Specialty Stores	$100.0	$55.07	$89.82	$95.51	$77.48	$74.12

Item 6.  Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010	February 1, 2009
	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share amounts and operating data)
Selected Income Statement Data:
Net sales(2)	$6,758,237	$6,113,304	$5,693,797	$5,336,392	$5,065,293
Gross profit	2,062,139	1,804,423	1,654,531	1,519,217	1,495,433
Operating, general and administrative expenses	1,410,922	1,301,304	1,225,803	1,150,138	1,125,579
Operating income	651,217	503,119	428,728	369,079	369,854
Interest expense, net	(54,329)	(56,842)	(58,837)	(59,748)	(58,757)
Income before income tax expense and equity income from Banfield	596,888	446,277	369,891	309,331	311,097
Income tax expense	(223,329)	(166,960)	(140,396)	(117,554)	(121,019)
Equity income from Banfield	15,970	10,926	10,372	6,548	2,592
Net income	$389,529	$290,243	$239,867	$198,325	$192,670
Earnings Per Common Share Data:
Basic	$3.61	$2.59	$2.05	$1.62	$1.55
Diluted	$3.55	$2.55	$2.01	$1.59	$1.52
Dividends declared per common share	$0.635	$0.545	$0.475	$0.33	$0.12
Weighted average shares outstanding:
Basic	107,819	111,909	116,799	122,363	124,342
Diluted	109,611	113,993	119,405	124,701	126,751
Selected Operating Data:
Stores open at end of period	1,278	1,232	1,187	1,149	1,112
Square footage at end of period	27,831,435	27,247,399	26,617,162	25,876,510	25,102,528
Net sales per square foot(3)	$242	$224	$214	$205	$208
Net sales growth	10.5%	7.4%	6.7%	5.4%	8.4%
Increase in comparable store sales(4)	6.3%	5.4%	4.8%	1.6%	3.8%
Selected Balance Sheet Data:
Merchandise inventories	$679,090	$644,864	$615,841	$563,389	$584,011
Average inventory per store(5)	$531	$523	$519	$490	$525
Working capital	$562,244	$582,582	$550,124	$501,381	$396,677
Total assets	$2,536,981	$2,544,084	$2,470,220	$2,461,986	$2,357,653
Total debt(6)	$526,159	$559,492	$566,829	$571,474	$585,993
Total stockholders' equity	$1,123,592	$1,153,829	$1,170,642	$1,172,715	$1,144,136
Current ratio	1.74	1.86	1.96	1.89	1.83
Long-term debt-to-equity	41%	44%	45%	46%	48%
Total debt-to-capital	32%	33%	33%	33%	34%

__________

(1)
The year ended February 3, 2013, consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons for the year ended February 3, 2013, reflect the impact of one additional week. The estimated impact of this additional week resulted in the following increases: net sales, $126.0 million; gross profit, $48.3 million; operating, general and administrative expenses, $18.3 million; income before income tax expense and equity income from Banfield, $29.9 million; net income, $18.6 million; and diluted earnings per common share, $0.17.

(2)
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

(3)	Net sales per square foot were calculated by dividing net sales, excluding e-commerce sales, by the square footage at the end of the period.

(4)
Comparable store sales, or sales in stores open at least one year, are calculated on an equivalent 53 week basis for the year ended February 3, 2013, as compared to the 53 weeks ended February 5, 2012. The impact of the additional week resulted in a 0.2% decrease to comparable store sales in 2012.

(5)	Represents merchandise inventories divided by stores open at end of period.

(6)	Represents capital lease obligations.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled “Competition,” "Our Stores," “Distribution” and “Government Regulation” included in Item 1, Part I and Risk Factors included in Item 1A, Part I of this Annual Report on Form 10-K.

Overview
Based on our 2012 net sales of $6.8 billion, we are North America's leading specialty provider of products, services and solutions for the lifetime needs of pets. As of February 3, 2013, we operated 1,278 stores, and we plan to continue our store growth in 2013. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 10,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, day camp for dogs and boarding. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of February 3, 2013, we operated 196 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of February 3, 2013, full-service veterinary hospitals were in 816 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 809 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and volatility in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we think cannot be easily duplicated. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

Executive Summary
The year ended February 3, 2013, consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons for the year ended February 3, 2013, other than comparable store sales, which was calculated on an equivalent 53 week basis, also reflect the impact of one additional week.

•
Diluted earnings per common share for 2012 increased 39.2% to $3.55 on net income of $389.5 million compared to diluted earnings per common share of $2.55 on net income of $290.2 million in 2011. The additional week increased diluted earnings per common share by approximately $0.17.

•
Net sales increased 10.5% to $6.8 billion in 2012 compared to $6.1 billion in 2011. The increase in net sales included an estimated impact from the additional week of $126.0 million and an unfavorable impact from foreign currency fluctuations of $1.9 million.

•	Comparable store sales, or sales in stores open at least one year, increased 6.3% during 2012 compared to a 5.4% increase during 2011.

•
Services sales increased 9.7% to $740.5 million, or 11.0% of net sales, for 2012 compared to $674.9 million, or 11.0% of net sales, during 2011. The increase in services sales included an estimated impact from the additional week of $12.8 million.

•
As of February 3, 2013, we had $335.2 million in cash and cash equivalents and $71.9 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during 2012.

•	We purchased 7.2 million shares of our common stock for $456.6 million during 2012, and 7.6 million shares of our common stock for $336.8 million during 2011.

•	We added 46 net new stores during 2012, and operated 1,278 stores at the end of the year.

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

Inventory Valuation Reserves
We have established reserves for estimated inventory shrinkage between physical inventories. Distribution centers perform cycle counts using a velocity based system that determines whether the inventory should be counted every 30, 90, 180, or 365 days. Stores generally perform physical inventories at least once a year. Between the physical inventories, stores perform counts on certain inventory items. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the inventory reserves.

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

As of February 3, 2013, and January 29, 2012, we had inventory valuation reserves of $11.8 million and $11.6 million, respectively. Additionally, we do not believe that a 10% change in our inventory valuation reserves would be material to our consolidated financial statements.

Asset Impairments
We review long-lived assets for impairment on a quarterly basis and whenever events or changes in circumstances indicate that the book value of such assets may not be recoverable.

We have not made any significant changes in our impairment loss assessment methodology during the past three fiscal years. We do not presently believe there is a reasonable likelihood that there will be a material change in the estimates or assumptions used to calculate long-lived asset impairment losses. No material asset impairments were identified during 2012, 2011 or 2010.

Reserve for Closed Stores
We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store is closed. These costs are classified in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. As of February 3, 2013, and January 29, 2012, our reserve for closed stores was $8.7 million and $10.0 million, respectively. We do not believe there is a reasonable likelihood of a material change in the future estimates or assumptions used to determine our reserve for closed stores, including cash flow projections and sublease assumptions. We do not believe that a 10% change in our reserve for closed stores would be material to our consolidated financial statements.

Insurance Liabilities and Reserves
We maintain workers' compensation, general liability, product liability and property and casualty insurance. We utilize high deductible plans for each of these areas as well as a self-insured health plan for our eligible associates. Workers' compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers' compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of February 3, 2013, and January 29, 2012, we had approximately $107.2 million and $102.8 million, respectively, in reserves related to workers' compensation, general liability and self-insured health plans.

We have not made any material changes in the accounting methodology we use to establish our insurance reserves during the past three years. We do not believe there is a reasonable likelihood of a material change in the estimates or assumptions used to calculate our insurance reserves, including factors such as historical claims experience, demographic factors, severity factors and other valuations. However, if actual results are not consistent with our estimates or assumptions, we may be exposed to losses or gains that could be material. A 10% change in our insurance reserves would have affected net income by approximately $6.7 million in 2012.

Income Tax Reserves
We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 3, 2013, and January 29, 2012, were principally to offset certain deferred income tax assets for net operating loss carryforwards.

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

Recently Issued Accounting Pronouncements
See Note 2, Recently Issued Accounting Pronouncements, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements, including the impact to our consolidated financial statements.

Results of Operations
The following table presents the percent to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Total cost of sales	69.5	70.5	70.9
Gross profit	30.5	29.5	29.1
Operating, general and administrative expenses	20.9	21.3	21.5
Operating income	9.6	8.2	7.5
Interest expense, net	(0.8)	(0.9)	(1.0)
Income before income tax expense and equity income from Banfield	8.8	7.3	6.5
Income tax expense	(3.3)	(2.7)	(2.5)
Equity income from Banfield	0.2	0.2	0.2
Net income	5.7%	4.7%	4.2%

2012 (53 weeks) Compared to 2011 (52 weeks)
Net Sales
Net sales increased 10.5% to $6.8 billion in 2012, compared to net sales of $6.1 billion in 2011. The increase in net sales included an estimated impact of the additional week of $126.0 million and an unfavorable impact from foreign currency fluctuations of $1.9 million. Approximately 60% of the sales increase is due to a 6.3% increase in comparable store sales for 2012, 20% of the sales increase is due to the addition of 46 net new stores and 4 new PetsHotels since January 29, 2012, and 20% of the sales increase is due to the 53rd week.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction. Comparable transactions were 2.4% for 2012, including the impact of the additional week, and 2.5% for 2011.

During 2012, we have implemented several initiatives to increase traffic and continue to improve average sales per transaction. We continue to see strength in our super premium/natural food category and sales of our channel exclusive foods represented more than 75% of our food sales. We expanded the space in these categories with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat. In hardgoods, we refreshed and rebranded the dog toy aisle during the thirteen weeks ended July 29, 2012, with the PetSmart Toy Chest reset. Also during the thirteen weeks ended July 29, 2012, we reset the aquatics and small animal categories to support the growing trends by adding hundreds of new items and improving the category adjacencies and flow. We also added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category. During the thirteen weeks ended October 28, 2012, we began expanding our offerings of exclusive and proprietary brands. Finally, we have made more than twenty website enhancements this year and during the thirteen weeks ended October 28, 2012, we launched our Canada site on PetSmart.com.

Services sales, which include grooming, training, day camp for dogs and boarding, increased 9.7%, or $65.6 million, to $740.5 million for 2012, compared to $674.9 million for 2011. Services sales represented 11.0% of net sales for 2012 and 2011. The increase in services sales is primarily due to continued strong demand for our quality grooming services, the addition of 46 net new stores and 4 new PetsHotels since January 29, 2012, and the additional week, which increased services sales by $12.8 million.

Other revenue included in net sales during 2012, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $38.2 million, in 2012, compared to 0.6% of net sales, or $36.7 million, during 2011. There was no impact of the additional week on other revenue.

Gross Profit
Gross profit increased 100 basis points to 30.5% of net sales for 2012, from 29.5% for 2011. Overall merchandise margin increased 15 basis points primarily due to rate improvement. Services margin increased 5 basis points. Store occupancy and supply chain costs included in margin provided 55 and 10 basis points of leverage, respectively. The additional week increased margin by 15 basis points.

Operating, General and Administrative Expenses
Operating, general and administrative expenses decreased 40 basis points to 20.9% of net sales for 2012, from 21.3% of net sales for 2011. Operating, general and administrative expenses increased on a dollar basis by $109.6 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings, and the additional week, which increased operating, general and administrative costs by $18.3 million.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, decreased to $55.6 million for 2012, compared to $58.1 million for 2011 due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $1.3 million for 2012 and for 2011.

Income Tax Expense
Income tax expense for 2012 and 2011 was $223.3 million and $167.0 million, respectively. Both 2012 and 2011 had an effective tax rate of 37.4%. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $16.0 million and $10.9 million for 2012 and 2011, respectively, based on our 21.0% ownership in Banfield.

2011 (52 weeks) Compared to 2010 (52 weeks)

Net Sales
Net sales increased 7.4%, to $6.1 billion in 2011, compared to net sales of $5.7 billion in 2010. The increase in net sales was partially impacted by $11.2 million in favorable foreign currency fluctuations during 2011. Approximately 75% of the sales increase is due to a 5.4% increase in comparable store sales for 2011, and 25% of the sales increase is due to the addition of 45 net new stores and 12 new PetsHotels since January 30, 2011.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction due to the impact of merchandising strategies, pricing strategies and new product offerings. Comparable transactions were 2.5% for 2011 and 2.1% for 2010.

Services sales, which include grooming, training, day camp for dogs and boarding, increased 9.1%, or $56.1 million, to $674.9 million for 2011, compared to $618.8 million for 2010. Services sales represented 11.0% and 10.9% of net sales for 2011 and 2010, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, and the addition of 45 net new stores and 12 new PetsHotels since January 30, 2011.

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

Equity Income from Banfield
Our equity income from our investment in Banfield was $10.9 million and $10.4 million for 2011 and 2010, respectively, based on our 21.0% ownership in Banfield.

Liquidity and Capital Resources
Cash Flow
We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing and financing needs in the foreseeable future. In addition, we have access to our $100.0 million revolving credit facility, which expires on March 23, 2017. However, there can be no assurance of our ability to access credit markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends and the purchase of treasury stock.

We finance our operations, new store and PetsHotel growth, store remodels and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $653.0 million for 2012, $575.4 million for 2011, and $457.6 million for 2010. The primary differences between 2012 and 2011 include increased net income of $99.3 million and an increase in trade accounts payable resulting from the extension of vendor payment terms of $51.3 million. This was partially offset by incremental increases in merchant receivables of $20.2 million and deferred income tax assets of $17.3 million in 2012 as compared to 2011. The primary differences between 2011 and 2010 include increased net income of $50.4 million, an increase in non-trade accounts payable resulting from the extension of vendor terms of $29.6 million, a reduction in growth of merchandise inventories of $21.8 million and the $16.0 million dividend received from Banfield in 2011, as no dividends were received in 2010.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $114.6 million for 2012, $155.4 million in 2011 and $147.9 million in 2010. The primary difference between 2012 and 2011 was a decrease in purchases of investments of $34.7 million, and an increase in maturities of investments of $13.0 million, offset by an increase in cash paid for property and equipment of $17.8 million. The primary difference between 2011 and 2010 was purchases of investments.

Net cash used in financing activities was $545.9 million for 2012, $369.4 million for 2011 and $328.1 million for 2010. Cash used in 2012 consisted primarily of cash paid for treasury stock, payments of cash dividends, payments on capital lease obligations, and a decrease in our bank overdraft, offset by net proceeds from common stock issued under equity incentive plans and excess tax benefits from stock-based compensation. The primary difference between 2012 and 2011 was an increase in cash paid for treasury stock of $98.5 million and a decrease in bank overdraft of $59.0 million. The primary differences between 2011 and 2010 were an increase in cash paid for treasury stock of $73.5 million and an increase in our bank overdraft of $31.2 million.

Free Cash Flow
Free cash flow is considered a non-GAAP financial measure under the SEC's rules. Management believes that free cash flow is an important financial measure for use in evaluating our financial performance and our ability to generate future cash from our business operations. Free cash flow should be considered in addition to, rather than as a substitute for, net income as a measure of our performance and net cash provided by operating activities as a measure of our liquidity.

Although other companies report free cash flow, numerous methods exist for calculating free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods used by other companies. We urge you to understand the methods used by another company to calculate free cash flow before comparing our free cash flow to that of another company. We define free cash flow as net cash provided by operating activities minus cash paid for property and equipment, and payments of capital lease obligations.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Net cash provided by operating activities	$653,007	$575,420	$457,645
Cash paid for property and equipment	(138,467)	(120,720)	(125,074)
Payments of capital lease obligations	(64,462)	(54,437)	(51,668)
Free cash flow, a non-GAAP measure	$450,078	$400,263	$280,903

For 2012, our free cash flow increased primarily due to an increase in net income and an increase in trade accounts payable resulting from the extension of vendor payment terms. This was partially offset by incremental increases in merchant receivables, deferred income tax assets and capital spending as compared to 2011. For 2011, our free cash flow increased primarily due to an increase in net income, an increase in non-trade accounts payable resulting from the extension of vendor payment terms, a reduction in growth of merchandise inventory, receipt of a dividend from Banfield, and a decrease in capital spending during 2011.

Share Purchase Program
The following table presents purchases of our common stock under the respective share purchase programs (in thousands):

			Year Ended
Share Purchase Program			February 3, 2013		January 29, 2012		January 30, 2011
			(53 weeks)		(52 weeks)		(52 weeks)
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$350,000	June 2009	July 31, 2011	—	$—	—	$—	3,412	$107,069
$400,000	June 2010	July 31, 2011	—	—	3,909	165,383	4,165	156,222
$450,000	June 2011	January 31, 2013	4,594	278,553	3,683	171,447	—	—
$525,000	June 2012	January 31, 2014	2,599	178,058	—	—	—	—
			7,193	$456,611	7,592	$336,830	7,577	$263,291

The $450.0 million program was completed during the thirteen weeks ended October 28, 2012. As of February 3, 2013, $346.9 million remained available under the $525.0 million program.

Common Stock Dividends
We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our revolving credit facility and letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default. During 2012, 2011 and 2010, we paid aggregate dividends of $0.775 per share, $0.53 per share, and $0.45 per share, respectively.

Operating Capital and Capital Expenditure Requirements
Substantially all our stores are leased facilities. We opened 60 new stores and closed 14 stores in 2012. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital spending to be $140 million to $150 million for 2013, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
Capital Expenditures:	(53 weeks)	(52 weeks)	(52 weeks)
New stores	$40,313	$44,737	$38,715
Store-related projects(1)	57,139	32,623	49,989
PetsHotels(2)	983	3,758	9,980
Information technology	32,032	36,035	20,222
Supply chain	7,056	3,080	5,484
Other	944	487	684
Total capital expenditures	$138,467	$120,720	$125,074
____________

(1)	Includes store and grooming salon remodels, equipment replacement, relocations, and various merchandising projects.

(2)	For new and existing stores.

Lease and Other Commitments
Operating and Capital Lease Commitments and Other Obligations
The following table summarizes our contractual obligations, net of estimated sublease income, at February 3, 2013, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligation	2013	2014 & 2015	2016 & 2017	2018 and Beyond	Other	Total
Operating lease obligations (1)	$316,216	$610,506	$456,792	$459,864	$—	$1,843,378
Capital lease obligations (1)(2)	112,089	229,494	188,802	232,064	—	762,449
Purchase obligations (3)	89,305	25,000	—	—	—	114,305
Uncertain tax positions (4)	—	—	—	—	15,679	15,679
Insurance obligations (5)	33,138	—	—	—	74,045	107,183
Total	$550,748	$865,000	$645,594	$691,928	$89,724	$2,842,994
Less: Sublease income	3,367	6,170	3,772	2,256	—	15,565
Net Total	$547,381	$858,830	$641,822	$689,672	$89,724	$2,827,429
__________

(1)
In addition to the commitments scheduled above, we have executed operating and capital lease agreements with total minimum lease payments of $167.1 million, which includes $66.9 million related to the new distribution center in Bethel, Pennsylvania. The lease term for the new distribution center in Bethel, Pennsylvania is 15 years, otherwise, the typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of February 3, 2013, because we have not taken physical possession of the property.

(2)	Includes $236.3 million in interest.

(3)	Represents purchase obligations for product and advertising commitments.

(4)	Unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

(5)	Insurance obligations included in “Other,” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2013.

Letters of Credit
We issue letters of credit for guarantees provided for insurance programs. As of February 3, 2013, we had $87.7 million outstanding under our letters of credit.

Off-Balance Sheet Arrangements
Other than executed operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material current or future impact on our financial condition, cash flows, results of operations, liquidity, capital expenditures or capital resources.

Related Party Transactions
We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 809 of our stores. Our investment consists of common and preferred stock. As of February 3, 2013, and January 29, 2012, we owned 21.4% of the voting stock and 21.0% of the combined voting and non-voting stock of Banfield. Two members of our management team are members of the Banfield Board of Directors. Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $16.0 million, $10.9 million, and $10.4 million for 2012, 2011 and 2010, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $38.2 million, $36.7 million and $34.2 million during 2012, 2011 and 2010, respectively, in other revenue in the Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million and $3.1 million at February 3, 2013, and January 29, 2012, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Our master operating agreement with Banfield also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our consolidated financial statements.

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

As of February 3, 2013, we had no borrowings and $17.9 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, we had no borrowings under our Former Revolving Credit Facility and $24.4 million in stand-by letter of credit issuances.

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

As of February 3, 2013, we had $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, we had $70.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Former Stand-alone Letter of Credit Facility and $70.2 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of February 3, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

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

Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or "the Acts." Uncertainty still exists regarding the magnitude of the impact of the Acts on our consolidated financial statements. The extent of the impact will not be known until we make final decisions regarding the options available to manage costs for benefit programs impacted by the Acts. We will continue to assess the impact of the Acts on our health care plans.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain market risks arising from transactions in the normal course of our business. Such risk is principally associated with foreign exchange fluctuations.

Foreign Currency Risk
Our Canadian subsidiary operates 80 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $0.4 billion, or 5.5% of our consolidated net sales for 2012. Transaction gains and losses denominated in the United States dollar are recorded in cost of sales or operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income depending on the nature of the underlying transaction.

The transaction loss (gain) included in net income was $0.5 million, $0.8 million and $(0.7) million for 2012, 2011 and 2010, respectively.

We maintain a natural hedge through management of the cash accounts denominated in United States Dollars held in Canada in an effort to reduce the impact of foreign currency exchange rate fluctuations. From time to time, we have also entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” in Canada to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We do not designate these Foreign Exchange Contracts as hedges and, accordingly, they are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value are recognized in operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. The recorded gains and losses were immaterial for 2011 and 2010. We did not enter into Foreign Exchange Contracts during 2012.

Item 8.  Financial Statements and Supplementary Data
The information required by this Item is attached as Appendix F.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of February 3, 2013, our disclosure controls and procedures were designed to meet the objective at the reasonable assurance level and were effective at the reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting
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

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel and a written code of business conduct adopted by our Board of Directors, applicable to all our Directors, officers, employees and subsidiaries. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a - 15(c) under the Exchange Act, our management conducted an assessment (under the supervision and with the participation of our CEO and CFO) of the effectiveness of our internal control over financial reporting as of February 3, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. Based on our assessment, we maintained effective internal control over financial reporting as of February 3, 2013.

The effectiveness of our internal control over financial reporting as of February 3, 2013, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the fourteen weeks ended February 3, 2013, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the "Company") as of February 3, 2013, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 3, 2013 of the Company and our reports dated March 28, 2013 expressed unqualified opinions on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2013

Item 9B.  Other Information
None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance
The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance and the Board of Directors,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 14, 2013.

Our associates must act ethically at all times and in accordance with the policies in PetSmart's Code of Ethics and Business Conduct. We require full compliance with this policy and all designated associates including our CEO, CFO and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy and any amendments or waivers to the policy in the Corporate Governance section of our Internet Website located at www.petm.com.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Stock Award Grants, Exercises and Plans,” “Employment and Severance Agreements,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Report of the Compensation Committee” in our proxy statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our proxy statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Transactions” and “Corporate Governance and the Board of Directors” in our proxy statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 28, 2013.

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

Signature	Title	Date

/s/ ROBERT F. MORAN	Chairman and Chief Executive Officer	March 28, 2013
Robert F. Moran	(Principal Executive Officer)

/s/ LAWRENCE P. MOLLOY	Executive Vice President and Chief Financial Officer	March 28, 2013
Lawrence P. Molloy	(Principal Financial Officer and Principal Accounting Officer)

/s/ ANGEL CABRERA	Director	March 28, 2013
Angel Cabrera

/s/ RITA V. FOLEY	Director	March 28, 2013
Rita V. Foley

/s/ PHILIP L. FRANCIS	Director	March 28, 2013
Philip L. Francis

/s/ RAKESH GANGWAL	Director	March 28, 2013
Rakesh Gangwal

/s/ JOSEPH S. HARDIN, JR.	Director	March 28, 2013
Joseph S. Hardin, Jr.

/s/ GREGORY P. JOSEFOWICZ	Director	March 28, 2013
Gregory P. Josefowicz

/s/ AMIN I. KHALIFA	Director	March 28, 2013
Amin I. Khalifa

/s/ RICHARD K. LOCHRIDGE	Director	March 28, 2013
Richard K. Lochridge

/s/ BARBARA MUNDER	Director	March 28, 2013
Barbara Munder

/s/ THOMAS G. STEMBERG	Director	March 28, 2013
Thomas G. Stemberg

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to the Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the "Company") as of February 3, 2013 and January 29, 2012, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 3, 2013.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of February 3, 2013 and January 29, 2012, and the results of their operations and their cash flows for each of the three years in the period ended February 3, 2013, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 3, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 28, 2013

PetSmart, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	February 3, 2013	January 29, 2012
ASSETS
Cash and cash equivalents	$335,155	$342,892
Short-term investments	9,150	20,311
Restricted cash	71,916	70,189
Receivables, net	72,198	53,899
Merchandise inventories	679,090	644,864
Deferred income taxes	62,859	51,381
Prepaid expenses and other current assets	86,768	80,352
Total current assets	1,317,136	1,263,888
Property and equipment, net	985,707	1,067,028
Equity investment in Banfield	39,934	37,824
Deferred income taxes	102,992	93,485
Goodwill	44,242	44,084
Other noncurrent assets	46,970	37,775
Total assets	$2,536,981	$2,544,084

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$202,122	$199,177
Accrued payroll, bonus and employee benefits	176,082	158,079
Accrued occupancy expenses and deferred rents	70,671	68,584
Current maturities of capital lease obligations	61,581	54,219
Other current liabilities	244,436	201,247
Total current liabilities	754,892	681,306
Capital lease obligations	464,578	505,273
Deferred rents	73,855	81,403
Other noncurrent liabilities	120,064	122,273
Total liabilities	1,413,389	1,390,255
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 167,209 and 164,801 shares issued	17	16
Additional paid-in capital	1,418,411	1,312,996
Retained earnings	1,827,996	1,507,054
Accumulated other comprehensive income	5,506	5,490
Less: Treasury stock, at cost, 61,879 and 54,686 shares	(2,128,338)	(1,671,727)
Total stockholders’ equity	1,123,592	1,153,829
Total liabilities and stockholders’ equity	$2,536,981	$2,544,084

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Merchandise sales	$5,979,604	$5,401,731	$5,040,807
Services sales	740,471	674,859	618,755
Other revenue	38,162	36,714	34,235
Net sales	6,758,237	6,113,304	5,693,797
Cost of merchandise sales	4,124,432	3,783,951	3,554,387
Cost of services sales	533,504	488,216	450,644
Cost of other revenue	38,162	36,714	34,235
Total cost of sales	4,696,098	4,308,881	4,039,266
Gross profit	2,062,139	1,804,423	1,654,531
Operating, general and administrative expenses	1,410,922	1,301,304	1,225,803
Operating income	651,217	503,119	428,728
Interest expense, net	(54,329)	(56,842)	(58,837)
Income before income tax expense and equity income from Banfield	596,888	446,277	369,891
Income tax expense	(223,329)	(166,960)	(140,396)
Equity income from Banfield	15,970	10,926	10,372
Net income	389,529	290,243	239,867
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	36	77	3,011
Other	(20)	33	—
Comprehensive income	$389,545	$290,353	$242,878
Earnings per common share:
Basic	$3.61	$2.59	$2.05
Diluted	$3.55	$2.55	$2.01
Weighted average shares outstanding:
Basic	107,819	111,909	116,799
Diluted	109,611	113,993	119,405
The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Shares			Additional Paid-in Capital		Accumulated Other Comprehensive Income
	Common Stock	Treasury Stock	Common Stock		Retained Earnings		Treasury Stock	Total
BALANCE AT JANUARY 31, 2010	160,311	(39,517)	$16	$1,148,228	$1,093,708	$2,369	$(1,071,606)	$1,172,715
Net Income					239,867			239,867
Issuance of common stock under stock incentive plans	2,275			41,731				41,731
Stock-based compensation expense				23,945				23,945
Excess tax benefits from stock-based compensation				8,436				8,436
Dividends declared ($0.475 per share)					(55,772)			(55,772)
Other comprehensive income, net of income tax						3,011		3,011
Purchase of treasury stock, at cost		(7,577)					(263,291)	(263,291)
BALANCE AT JANUARY 30, 2011	162,586	(47,094)	16	1,222,340	1,277,803	5,380	(1,334,897)	1,170,642
Net Income					290,243			290,243
Issuance of common stock under stock incentive plans	2,215			46,378				46,378
Stock-based compensation expense				27,989				27,989
Excess tax benefits from stock-based compensation				16,289				16,289
Dividends declared ($0.545 per share)					(60,992)			(60,992)
Other comprehensive income, net of income tax						110		110
Purchase of treasury stock, at cost		(7,592)					(336,830)	(336,830)
BALANCE AT JANUARY 29, 2012	164,801	(54,686)	16	1,312,996	1,507,054	5,490	(1,671,727)	1,153,829
Net Income					389,529			389,529
Issuance of common stock under stock incentive plans	2,408		1	32,273				32,274
Stock-based compensation expense				29,957				29,957
Excess tax benefits from stock-based compensation				43,185				43,185
Dividends declared ($0.635 per share)					(68,587)			(68,587)
Other comprehensive income, net of income tax						16		16
Purchase of treasury stock, at cost		(7,193)					(456,611)	(456,611)
BALANCE AT FEBRUARY 3, 2013	167,209	(61,879)	$17	$1,418,411	$1,827,996	$5,506	$(2,128,338)	$1,123,592

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$389,529	$290,243	$239,867
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	238,406	236,974	235,926
Loss on disposal of property and equipment	5,742	6,882	7,220
Stock-based compensation expense	29,957	27,989	23,928
Deferred income taxes	(21,009)	(3,702)	(11,325)
Equity income from Banfield	(15,970)	(10,926)	(10,372)
Dividend received from Banfield	13,860	15,960	—
Excess tax benefits from stock-based compensation	(43,196)	(14,223)	(8,539)
Non-cash interest expense	962	782	509
Changes in assets and liabilities:
Merchandise inventories	(34,015)	(29,220)	(51,068)
Other assets	(46,932)	(26,703)	2,771
Accounts payable	40,653	9,135	(33,840)
Accrued payroll, bonus and employee benefits	18,042	18,707	34,114
Other liabilities	76,978	53,522	28,454
Net cash provided by operating activities	653,007	575,420	457,645
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(4,027)	(38,738)	(9,749)
Proceeds from maturities of investments	23,230	10,215	—
Proceeds from sales of investments	3,695	2,304	—
Increase in restricted cash	(1,727)	(8,750)	(13,267)
Cash paid for property and equipment	(138,467)	(120,720)	(125,074)
Proceeds from sales of property and equipment	2,685	331	198
Net cash used in investing activities	(114,611)	(155,358)	(147,892)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	55,197	53,439	47,217
Minimum statutory withholding requirements	(23,172)	(7,061)	(5,486)
Cash paid for treasury stock	(435,283)	(336,830)	(263,291)
Payments of capital lease obligations	(64,462)	(54,437)	(51,668)
(Decrease) increase in bank overdraft	(37,728)	21,269	(9,982)
Excess tax benefits from stock-based compensation	43,196	14,223	8,539
Cash dividends paid to stockholders	(83,661)	(60,011)	(53,409)
Net cash used in financing activities	(545,913)	(369,408)	(328,080)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(220)	289	1,916
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(7,737)	50,943	(16,411)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	342,892	291,949	308,360
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$335,155	$342,892	$291,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$54,659	$57,692	$59,419
Income taxes paid, net of refunds	$192,629	$156,234	$137,869
Assets acquired using capital lease obligations	$28,830	$46,704	$42,175
Accruals and accounts payable for capital expenditures	$39,075	$40,308	$29,114
Treasury stock purchased, not yet settled	$21,328	$—	$—
Dividends declared but unpaid	$342	$15,417	$14,436
The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies
Business
PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” "we" or “us”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, day camp for dogs and boarding. We also offer pet products through our website, PetSmart.com. As of February 3, 2013, we operated 1,278 retail stores and had full-service veterinary hospitals in 816 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 809 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

Principles of Consolidation
Our consolidated financial statements include the accounts of PetSmart and our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions.

Fiscal Year
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. The 2012 fiscal year ended on February 3, 2013, and was a 53-week year. The 2011 and 2010 fiscal years were 52-week years. Unless otherwise specified, all references to years in these consolidated financial statements are to fiscal years.

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

Segment Reporting
We have identified two operating segments, Merchandise and Services. These operating segments have similar long-term economic characteristics, include sales to the same types of customers, have the same distribution method, and include sales similar in nature, therefore, they have been aggregated into one reportable segment.

Net sales in the United States and Puerto Rico were $6.4 billion, $5.8 billion and $5.4 billion for 2012, 2011 and 2010, respectively. Net sales in Canada, denominated in United States dollars, were $0.4 billion, $0.3 billion and $0.3 billion for 2012, 2011 and 2010, respectively. Substantially all our long-lived assets are located in the United States.

Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables and accounts payable. These balances, as presented in the consolidated financial statements at February 3, 2013, and January 29, 2012, approximate fair value because of the short-term nature. We have short-term investments in municipal bonds, which are recorded at fair value using quoted prices in active markets for identical assets or liabilities as detailed in Note 4. We also have investments in negotiable certificates of deposit, which are carried at their amortized cost basis as detailed in Note 4. From time to time, we have entered into foreign exchange currency contracts, which are not designated as hedges and are recorded at fair value using quoted prices for similar assets or liabilities in active markets. The recorded gains and losses were immaterial for 2011 and 2010. We did not enter into foreign exchange currency contracts during 2012.

Cash and Cash Equivalents
We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $58.9 million and $52.3 million as of February 3, 2013, and January 29, 2012, respectively.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of February 3, 2013, and January 29, 2012, bank overdrafts of $16.1 million and $53.8 million, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

Restricted Cash
Our stand-alone letter of credit facility agreement allows us to issue letters of credit for guarantees provided for insurance programs. We are required to maintain a cash deposit with the lender for outstanding letter of credit issuances, as detailed in Note 11.

Vendor Allowances for Advertising
We receive vendor allowances from agreements made with certain merchandise suppliers, primarily in the form of advertising funding agreements. These vendor allowances are specifically related to identifiable advertising costs to promote and sell vendor products, and are recorded as a reduction of operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We establish a receivable for vendor allowances that are earned but not yet received. Vendor allowances remaining in receivables in the Consolidated Balance Sheets were not material as of February 3, 2013, and January 29, 2012.

Merchandise Inventories and Valuation Reserves
Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight, as well as certain procurement and distribution costs related to the processing of merchandise.

We have established reserves for estimated inventory shrinkage between physical inventories. Physical inventory counts are taken on a regular basis, and inventory is adjusted accordingly. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the reserves.We have reserves for estimated obsolescence and to reduce inventory to the lower of cost or market. We evaluate inventory for excess, obsolescence or other factors that may render inventories unmarketable at their historical cost. If assumptions about future demand change or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 3, 2013, and January 29, 2012, our inventory valuation reserves were $11.8 million and $11.6 million, respectively.

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

Long-lived assets are reviewed for impairment based on undiscounted cash flows. We conduct this review quarterly and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we will recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No material asset impairments were identified during 2012, 2011 or 2010.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Our property and equipment are depreciated using the following estimated useful lives:

Buildings	39 years or term of lease
Furniture, fixtures and equipment	2	—	7	years
Leasehold improvements	1	—	20	years
Computer software	3	—	7	years

Goodwill
The carrying value of goodwill of $44.2 million and $44.1 million as of February 3, 2013, and January 29, 2012, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. Other than the effects of foreign currency translation, no other changes were made to goodwill during 2012, 2011 or 2010.

Insurance Liabilities and Reserves
We maintain workers' compensation, general liability, product liability and property insurance, on all our operations, properties and leasehold interests. We utilize high deductible plans for each of these areas including a self-insured health plan for our eligible associates. Workers' compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers' compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for which claims have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of February 3, 2013, and January 29, 2012, we had approximately $107.2 million and $102.8 million, respectively, in reserves related to workers' compensation, general liability and self-insured health plans, of which $74.0 million and $71.1 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

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

Income Taxes
We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 3, 2013, and January 29, 2012, were principally to offset certain deferred income tax assets for net operating loss carryforwards. We generally do not materially adjust deferred income taxes at interim periods.

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

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

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	February 3, 2013	January 29, 2012
Accrued income and sales tax	$72,435	$42,214
Non-trade accounts payable	47,714	53,797
Other(1)	124,287	105,236
	$244,436	$201,247
________
(1) There are no other individual items within other current liabilities greater than 5% of total current liabilities.

Revenue Recognition
We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. Services sales are recognized at the time the service is provided. E-commerce sales are recognized at the time that the customer receives the product. We defer revenue and the related product costs for shipments that are in-transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 3, 2013, and January 29, 2012. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized over two years based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. We recognized $2.0 million, $1.8 million and $1.8 million of gift card breakage income during 2012, 2011 and 2010, respectively. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Income and Comprehensive Income as a reduction of operating, general and administrative expenses.

We record allowances for estimated returns based on historical return patterns. These allowances were not material during 2012, 2011 and 2010.

Revenue is recognized net of applicable sales tax in the Consolidated Statements of Income and Comprehensive Income. We record the sales tax liability in other current liabilities in the Consolidated Balance Sheets.

In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for their portion of utilities costs. We also charge Banfield for its portion of specific operating expenses.  License fees and the reimbursements for specific operating expenses are included in other revenue.

Cost of Merchandise Sales
Cost of merchandise sales includes the following types of expenses:

•	Purchase price of inventory sold;

•	Transportation costs associated with inventory;

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs and depreciation;

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage and handling of inventory;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for promotions and discounts, as well as vendor funding for temporary price reductions.

Cost of Services Sales
Cost of services sales includes payroll and benefit costs, supplies, as well as professional fees for the training of groomers, training instructors and PetsHotel associates.

Cost of Other Revenue
Cost of other revenue includes the costs related to license fees, utilities and specific operating expenses charged to Banfield.

Vendor Concentration Risk
We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors approximated 20.5%, 20.7% and 17.8% of our net sales for 2012, 2011 and 2010, respectively.

Advertising
We charge advertising costs to expense as incurred, which are classified within operating, general and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Total advertising expenditures, net of vendor allowances for advertising agreements, and including direct response advertising, were $117.6 million, $95.9 million and $83.5 million for 2012, 2011 and 2010, respectively. Vendor allowances for advertising agreements reduced total advertising expense by $35.8 million, $33.0 million and $24.5 million for 2012, 2011 and 2010, respectively.

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

Foreign Currency
The local currency is used as the functional currency in Canada. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translate revenues and expenses at the average exchange rate during the year. Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Deferred tax expense on translation adjustments	$23	$50	$1,817
Transaction loss (gain)	454	817	(705)

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 2 — Recently Issued Accounting Pronouncements
In February 2013, the Financial Accounting Standards Board, or “FASB,” issued updated guidance on the presentation of comprehensive income. The guidance requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. Additionally, if GAAP requires the amounts to be reclassified to net income in their entirety in the same reporting period, an entity must present on the face of the income statement or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. If GAAP does not require the amounts to be reclassified to net income in their entirety, an entity must cross-reference to other disclosures required by GAAP that provide additional detail about those amounts. For public entities, the amendments in this update are effective prospectively for reporting periods beginning after December 15, 2012. We do not expect our adoption of the new guidance to have a material impact on our consolidated financial statements.

Note 3 — Income Taxes
Income before income tax expense and equity income from Banfield was as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
United States and Puerto Rico	$580,672	$433,633	$361,106
Foreign	16,216	12,644	8,785
	$596,888	$446,277	$369,891

Income tax expense consisted of the following (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Current provision:
Federal	$218,469	$147,728	$133,753
State	25,869	22,934	17,968
	244,338	170,662	151,721
Deferred:
Federal	(19,687)	574	(7,906)
State	(1,322)	(4,276)	(3,419)
	(21,009)	(3,702)	(11,325)
Income tax expense	$223,329	$166,960	$140,396

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	February 3, 2013		January 29, 2012		January 30, 2011
	(53 weeks)		(52 weeks)		(52 weeks)
Provision at federal statutory tax rate	$208,911	35.0%	$156,197	35.0%	$129,462	35.0%
State income taxes, net of federal income tax benefit	15,724	2.6	10,423	2.3	5,591	1.5
Tax on equity income from Banfield	1,709	0.3	(645)	(0.2)	3,630	1.0
Other	(3,015)	(0.5)	985	0.3	1,713	0.5
	$223,329	37.4%	$166,960	37.4%	$140,396	38.0%

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	February 3, 2013	January 29, 2012
Deferred income tax assets:
Capital lease obligations	$185,137	$189,650
Employee benefit expense	102,063	100,536
Deferred rents	33,086	36,225
Net operating loss carryforwards	15,534	16,586
Other	38,047	39,067
Total deferred income tax assets	373,867	382,064
Valuation allowance	(8,250)	(7,700)
Deferred income tax assets, net of valuation allowance	365,617	374,364
Deferred income tax liabilities:
Property and equipment	(167,428)	(198,192)
Inventory	(10,771)	(12,074)
Other	(21,567)	(19,232)
Total deferred income tax liabilities	(199,766)	(229,498)
Net deferred income tax assets	$165,851	$144,866

As of February 3, 2013, we had, for income tax reporting purposes, federal net operating loss carryforwards of $44.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to the Internal Revenue Code. We also had a Canadian capital loss carryforward of $11.6 million and state tax credit carryforwards of $2.8 million which can be carried forward indefinitely.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Unrecognized tax benefits, beginning balance	$20,940	$16,735	$7,652
Gross increases - tax positions related to the current year	1,757	1,938	1,655
Gross increases - tax positions in prior periods	1,362	3,730	7,933
Gross decreases - tax positions in prior periods	(4,854)	(146)	(24)
Gross settlements	(2,819)	(922)	(405)
Lapse of statute of limitations	(719)	(393)	(221)
Gross increases (decreases) - foreign currency translation	12	(2)	145
Unrecognized tax benefits, ending balance	$15,679	$20,940	$16,735

Included in the balance of unrecognized tax benefits at February 3, 2013, January 29, 2012, and January 30, 2011, are $7.9 million, $11.1 million and $9.7 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2012, 2011 and 2010, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income and Comprehensive Income was immaterial. In total, as of February 3, 2013, we had recognized a liability for penalties of $0.9 million and interest of $2.0 million. As of January 29, 2012, we had recognized a liability for penalties of $1.3 million and interest of $2.6 million.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $0.2 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2013 as a result of settlements or a lapse of the statute of limitations.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

We have substantially settled all federal income tax matters through 2008, state and local jurisdictions through 2003 and foreign jurisdictions through 2003. We could be subject to audits in these jurisdictions for the subsequent years.

Note 4 — Investments
Short-term Investments
At February 3, 2013, and January 29, 2012, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at February 3, 2013, and January 29, 2012. The amortized cost basis at February 3, 2013, and January 29, 2012, was $9.1 million and $20.1 million, respectively. Unrealized gains and losses are included in other comprehensive income in the Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit
At February 3, 2013, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Consolidated Balance Sheets as follows (in thousands):

	February 3, 2013	January 29, 2012
Prepaid expenses and other current assets	$2,571	$13,068
Noncurrent assets	240	2,110

The aggregate fair value of our investments in NCDs was $2.8 million and $15.2 million at February 3, 2013, and January 29, 2012, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized gains for 2012 and 2011were immaterial. We did not have investments in NCDs during 2010.

Equity Investment in Banfield
We have an investment in Banfield which is accounted for using the equity method of accounting. We record our equity income from our investment in Banfield one month in arrears. As of February 3, 2013, and January 29, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

As of February 3, 2013, we held 4.7 million shares of Banfield voting stock, consisting of:
•2.9 million shares of voting preferred stock that may be converted into voting common stock at any time at our option;
and
•1.8 million shares of voting common stock.

Banfield’s financial data is summarized as follows (in thousands):

	February 3, 2013	January 29, 2012
Current assets	$429,787	$372,753
Noncurrent assets	141,209	127,750
Current liabilities	388,729	329,491
Noncurrent liabilities	16,508	16,642

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(52 weeks)	(52 weeks)	(52 weeks)
Net sales	$884,324	$747,705	$676,591
Income from operations	128,234	89,569	82,864
Net income	76,052	52,019	49,390

We recognized license fees and reimbursements for specific operating expenses from Banfield of $38.2 million, $36.7 million and $34.2 million during 2012, 2011 and 2010, respectively, in other revenue in the Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million and $3.1 million at February 3, 2013, and January 29, 2012, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Our master operating agreement with Banfield also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our consolidated financial statements.

Note 5 — Property and Equipment
Property and equipment consists of the following (in thousands):

	February 3, 2013	January 29, 2012
Land	$—	$1,032
Buildings	9,568	14,193
Furniture, fixtures and equipment	1,051,821	1,004,584
Leasehold improvements	683,358	643,207
Computer software	122,377	108,834
Buildings under capital leases	765,517	753,705
	2,632,641	2,525,555
Less: accumulated depreciation and amortization	1,700,715	1,516,144
	931,926	1,009,411
Construction in progress	53,781	57,617
Property and equipment, net	$985,707	$1,067,028

Note 6 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	February 3, 2013	January 29, 2012
Total remaining gross occupancy costs	$22,699	$29,974
Less:
Expected sublease income	(13,117)	(18,520)
Interest costs	(856)	(1,447)
Reserve for closed stores	$8,726	$10,007

Current portion, included in other current liabilities	3,466	2,756
Noncurrent portion, included in other noncurrent liabilities	5,260	7,251
Reserve for closed stores	$8,726	$10,007

The activity related to the reserve for closed stores was as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Opening balance	$10,007	$9,764	$8,216
Provision for new store closures	5,180	1,297	4,921
Lease terminations	(584)	—	(562)
Changes in sublease assumptions	228	3,338	1,072
Other charges	353	606	995
Payments	(6,458)	(4,998)	(4,878)
Ending balance	$8,726	$10,007	$9,764

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

Note 7 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Basic	107,819	111,909	116,799
Dilutive stock-based compensation awards	1,792	2,084	2,606
Diluted	109,611	113,993	119,405

Certain stock-based compensation awards representing 0.5 million, 1.3 million and 1.5 million shares of common stock in 2012, 2011 and 2010, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 8 — Stockholders’ Equity
Share Purchase Program
The following table presents purchases of our common stock under the respective share purchase programs (in thousands):

			Year Ended
Share Purchase Program			February 3, 2013		January 29, 2012		January 30, 2011
			(53 weeks)		(52 weeks)		(52 weeks)
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$350,000	June 2009	July 31, 2011	—	$—	—	$—	3,412	$107,069
$400,000	June 2010	July 31, 2011	—	—	3,909	165,383	4,165	156,222
$450,000	June 2011	January 31, 2013	4,594	278,553	3,683	171,447	—	—
$525,000	June 2012	January 31, 2014	2,599	178,058	—	—	—	—
			7,193	$456,611	7,592	$336,830	7,577	$263,291

The $450.0 million program was completed during the thirteen weeks ended October 28, 2012. As of February 3, 2013, $346.9 million remained available under the $525.0 million program.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Dividends
In 2012 and 2011, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012
December 7, 2012	$0.165	December 19, 2012	December 31, 2012

March 23, 2011	$0.125	April 29, 2011	May 13, 2011
June 15, 2011	$0.14	July 29, 2011	August 12, 2011
September 21, 2011	$0.14	October 28, 2011	November 11, 2011
December 7, 2011	$0.14	January 27, 2012	February 10, 2012

Note 9 — Stock-Based Compensation
We have several long-term incentive plans, including plans for stock options, restricted stock, performance share units, management equity units and employee stock purchases. Shares issued under our long-term incentive plans are issued from new shares.

Stock Options
At February 3, 2013, stock option grants representing 3.4 million shares of common stock were outstanding under all of the stock option plans, and 23.9 million of additional stock options or awards may be issued under the 2011 Equity Incentive Plan. These grants are made to employees, including officers. Stock options are subject to time-based, graduated vesting at 25% per year, are fully vested on the fourth anniversary of the initial grant date and expire seven years after the grant date.

Activity in all of our stock option plans is as follows (in thousands, except per share data):

	Year Ended February 3, 2013 (53 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	4,838	$28.66
Granted	649	$58.00
Exercised	(1,907)	$25.58		$70,917
Forfeited/canceled	(166)	$37.37
Outstanding at end of year	3,414	$35.53	4.28	$97,182
Vested and expected to vest at end of year	3,307	$35.10	4.23	$95,558
Exercisable at end of year	1,042	$25.73	2.94	$39,839

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

	Year Ended January 29, 2012 (52 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,985	$23.07
Granted	1,384	$40.82
Exercised	(2,306)	$21.48		$55,431
Forfeited/canceled	(225)	$28.47
Outstanding at end of year	4,838	$28.66	4.39	$120,299
Vested and expected to vest at end of year	4,661	$28.35	4.34	$117,289
Exercisable at end of year	1,552	$23.57	2.80	$46,489

	Year Ended January 30, 2011 (52 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	7,309	$19.65
Granted	1,391	$31.78
Exercised	(2,492)	$18.00		$38,237
Forfeited/canceled	(223)	$22.01
Outstanding at end of year	5,985	$23.07	4.23	$102,326
Vested and expected to vest at end of year	5,788	$22.95	4.18	$99,690
Exercisable at end of year	2,636	$21.72	2.96	$48,624

Restricted Stock Awards and Restricted Stock Units
We may grant restricted stock awards or restricted stock units under the 2011 Equity Incentive Plan. Under the terms of the plan, employees may be awarded shares or units of our common stock, subject to approval by the Board of Directors. The employee may be required to pay par value for the shares depending on their length of service. The shares or units of common stock awarded under the plan are subject to a reacquisition right held by us. In the event that the award recipient's employment by, or service to, us is terminated for any reason other than death or disability, we are entitled to simultaneously and automatically reacquire for no consideration all of the unvested shares or units of restricted common stock previously awarded to the recipient. Restricted stock awards cliff vest after the requisite service period, which is four years for restricted stock awards and one year for restricted stock awarded to Directors. The shares for restricted stock units are not issued until cliff vesting on the third anniversary of the grant date.

Activity in our restricted stock awards and restricted stock units plan is as follows (in thousands, except per share data):

	Year Ended
	February 3, 2013 (53 weeks)		January 29, 2012 (52 weeks)		January 30, 2011 (52 weeks)
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	612	$20.20	1,188	$24.85	1,898	$24.38
Granted	237	$57.83	24	$40.78	39	$32.47
Vested	(604)	$20.10	(543)	$31.35	(611)	$23.94
Forfeited	(25)	$50.87	(57)	$19.89	(138)	$24.53
Nonvested at end of year	220	$57.52	612	$20.20	1,188	$24.85

The total fair value of restricted stock which vested during 2012, 2011 and 2010 was $35.7 million, $22.7 million and $17.2 million, respectively.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

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

For units granted in 2012, the performance goal was defined as a specified cumulative three-year annualized, compound growth of income before income tax expense and equity income from Banfield for the 2012 through 2014 performance period, as compared to 2011. The actual number of PSUs awarded to each participant was set at a minimum threshold of 0% of the participant's target number of PSUs and could increase up to 200% based upon performance results. Actual performance against the performance goal for units granted in 2012 will be measured at the end of the performance period and approved by the Board in March 2015.

For units granted in 2011, the performance goal was defined as a specified growth of income before income tax expense and equity income from Banfield as compared to 2010. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant's target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Actual performance against the 2011 performance goal was approved by the Board in March 2012, and qualified participants achieved 150% of their target awards.

For units granted in 2010, the performance goal was defined as a specified end-of-year income before income tax expense and equity income from Banfield. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant's target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Actual performance against the 2010 performance goal was approved by the Board in March 2011, and qualified participants achieved 150% of their target awards.

Activity for PSUs in 2012, 2011 and 2010 is as follows (in thousands, except per share data):

	Year Ended
	February 3, 2013 (53 weeks)		January 29, 2012 (52 weeks)		January 30, 2011 (52 weeks)
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	1,337	$25.17	1,065	$22.14	570	$16.97
Granted	213	$58.32	228	$40.80	288	$31.77
Additional units granted for performance achievement	109	$40.80	139	$31.77	262	$16.96
Vested	(760)	$17.97	(5)	$20.73	—	$—
Forfeited	(64)	$38.98	(90)	$24.08	(55)	$18.89
Nonvested at end of year	835	$41.14	1,337	$25.17	1,065	$22.14

The total fair value of PSUs which vested during 2012 and 2011 was $44.7 million and $0.2 million, respectively.

Management Equity Units
From 2009 to 2011, certain members of management received Management Equity Units, or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value of the vested MEU grants is determined using our closing stock price on the vest date and is paid out in cash.

As of February 3, 2013, and January 29, 2012, the total liability included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets was $16.7 million and $18.4 million, respectively. The 2009 management equity unit grant vested on March 9, 2012, and $11.9 million was paid in cash in March 2012. The 2010 grant vests on March 29, 2013.

In March 2012, the Board of Directors approved the replacement of MEUs with Restricted Stock Units, or "RSUs." As such, no additional MEUs were granted in 2012.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Employee Stock Purchase Plan
We have an Employee Stock Purchase Plan, or "ESPP," that allows essentially all employees who meet certain service requirements to purchase our common stock on semi-annual offering dates at 95% of the fair market value of the shares on the purchase date. A maximum of 4.0 million shares was authorized for purchase under the 2002 ESPP until the plan termination date of July 31, 2012. The 2012 ESPP commenced on August 1, 2012, replacing the 2002 ESPP. A maximum of 2.5 million shares is authorized for purchase under the 2012 ESPP until the plan termination date of July 31, 2022.

Share purchases and proceeds were as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Shares purchased	114	99	68
Aggregate proceeds	$6,664	$3,918	$1,999

Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Consolidated Statements of Income and Comprehensive Income are as follows (in thousands):

	Year Ended
	February 3, 2013	January 29, 2012	January 30, 2011
	(53 weeks)	(52 weeks)	(52 weeks)
Stock options expense	$11,159	$11,435	$9,668
Restricted stock expense	4,885	4,624	6,559
Performance share unit expense	13,913	11,930	7,701
Stock-based compensation expense – equity awards	29,957	27,989	23,928
Management equity unit expense	10,242	11,457	5,481
Total stock-based compensation expense	$40,199	$39,446	$29,409
Tax benefit	$15,010	$14,764	$10,286

At February 3, 2013, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $39.5 million and is expected to be recognized over a weighted average period of 2.1 years. At February 3, 2013, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $4.4 million and is expected to be recognized over a weighted average period of 1.0 year.

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

The following assumptions were used to value stock option grants:

	Year Ended
	February 3, 2013		January 29, 2012		January 30, 2011
Dividend yield	1.20%		1.40%		1.66%
Expected volatility	28.8%		31.6%		31.0%
Risk-free interest rate	1.70%		1.24%		1.31%
Forfeiture rate	13.8%		14.3%		14.8%
Expected lives	5.6	years	5.1	years	5.1	years
Vesting periods	4.0	years	4.0	years	4.0	years
Term	7.0	years	7.0	years	7.0	years
Weighted average fair value	$14.54		$10.76		$8.10

Restricted stock expense reflects the fair market value on the date of the grant, net of forfeitures, and is amortized on a straight-line basis by a charge to income over the requisite service period.

PSU expense, net of forfeitures, is recognized on a straight-line basis over the requisite service period based upon the fair market value on the date of grant, adjusted for the anticipated or actual achievement against the established performance goal.

Compensation expense, net of forfeitures, for MEUs is recognized on a straight-line basis over the requisite service period and is evaluated quarterly based upon the current market value of our common stock.

Note 10 — Employee Benefit Plans
We have a defined contribution plan, or the “Plan,” pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2012, 2011 and 2010, we recognized expense related to matching contributions under these Plans of $8.5 million, $7.1 million, and $6.3 million, respectively.

Note 11 — Financing Arrangements and Lease Obligations
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

As of February 3, 2013, we had no borrowings and $17.9 million in stand-by letter of credit issuances under our Revolving Credit Facility. As of January 29, 2012, we had no borrowings under our Former Revolving Credit Facility and $24.4 million in stand-by letter of credit issuances.

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

As of February 3, 2013, we had $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility and $71.9 million in restricted cash on deposit with the lender. As of January 29, 2012, we had $70.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Former Stand-alone Letter of Credit Facility and $70.2 million in restricted cash on deposit with the Former Stand-alone Letter of Credit Facility lender.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of February 3, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Operating and Capital Leases
We lease substantially all our stores, distribution centers and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for 2 to 4 additional 5-year terms. Store leases, excluding renewal options, expire at various dates through 2027. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance and if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases and capital leases. Total operating lease expense incurred, net of sublease income, during 2012, 2011 and 2010 was $325.4 million, $319.9 million and $302.4 million, respectively. Additional rent included in those amounts was not material.

At February 3, 2013, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating Leases	Capital Leases
2013	$316,216	$112,089
2014	323,187	117,891
2015	287,319	111,603
2016	247,983	99,227
2017	208,809	89,575
Thereafter	459,864	232,064
Total minimum rental commitments	$1,843,378	762,449
Less: amounts representing interest		(236,290)
Present value of minimum lease payments		526,159
Less: current portion		(61,581)
Long-term obligations		$464,578

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers and corporate offices. We have recorded accrued rent of $0.7 million and $1.0 million in the Consolidated Balance Sheets as of February 3, 2013, and January 29, 2012, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $167.1 million, which includes payments for the new distribution center discussed below. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of February 3, 2013, because we have not taken physical possession of the property.

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At February 3, 2013, the future annual payments expected to be collected from subtenants are as follows (in thousands):

2013	$3,367
2014	3,078
2015	3,092
2016	2,330
2017	1,442
Thereafter	2,256
$15,565

Note 12 — Commitments and Contingencies
Advertising Purchase Commitments
As of February 3, 2013, we had obligations to purchase $32.3 million of advertising in 2013.

Product Purchase Commitments
As of February 3, 2013, we had various commitments to purchase $57.0 million and $25.0 million of merchandise from certain vendors in 2013 and 2014, respectively.

Litigation and Settlements
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to PetSmart, or if PetSmart determines that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on the Company's financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our consolidated financial statements.

In January 2011, we were served with a lawsuit captioned Pedroza, et al. v. PetSmart, Inc., a case originally filed in California Superior Court for the County of San Bernardino. The case has been removed to the United States District Court for the Central District of California. The complaint alleges, purportedly on behalf of current and former exempt store management in California, that we improperly classified our store management as exempt pursuant to the California Labor Code, and as a result failed to: (i) pay or provide to such managers proper wages, overtime compensation, or rest or meal periods, (ii) maintain and provide accurate wage-related statements and records, and (iii) reimburse certain business expenses, in each case as is required by the California Labor Code.The lawsuit seeks compensatory damages, statutory penalties and other relief, including liquidated damages, attorneys' fees, costs and injunctive relief. The court has since dismissed the plaintiff's claim for statutory penalties for the alleged failures to provide accurate wage statements and pay all wages upon termination. On January 28, 2013, the court issued a decision denying class certification. The remaining claims were subsequently dismissed.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

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

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. that is currently pending in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

On December 14, 2012, a group of four former managers filed a lawsuit against us captioned Miller, et al. v. PetSmart, Inc. in the United States District Court for the Eastern District of California. The plaintiffs seek to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008 to the present for alleged unreimbursed mileage expenses. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina Petcare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. We have filed a motion to transfer the case to the Northern District of Illinois so it can be consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. We have not yet received a decision on that motion.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for 2012 and 2011 is as follows:

Year Ended February 3, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,439,559	$1,419,383	$1,444,683	$1,675,979
Services sales	181,014	190,867	175,018	193,572
Other revenue	9,320	9,417	9,810	9,615
Net sales	1,629,893	1,619,667	1,629,511	1,879,166
Gross profit	497,374	488,815	482,512	593,438
Operating income	154,351	136,060	139,554	221,252
Income before income tax expense and equity income from Banfield	140,222	122,510	126,179	207,977
Net income	94,683	78,520	82,316	134,010
Earnings per common share:
Basic	$0.87	$0.73	$0.76	$1.26
Diluted	$0.85	$0.71	$0.75	$1.24
Weighted average shares outstanding:
Basic	108,930	108,260	107,719	106,470
Diluted	111,030	109,934	109,333	108,071

Year Ended January 29, 2012	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,314,349	$1,300,473	$1,326,819	$1,460,090
Services sales	167,096	177,945	161,339	168,479
Other revenue	8,921	9,135	9,399	9,259
Net sales	1,490,366	1,487,553	1,497,557	1,637,828
Gross profit	441,415	436,984	428,160	497,864
Operating income	121,683	110,276	101,196	169,964
Income before income tax expense and equity income from Banfield	107,236	96,021	87,158	155,862
Net income	70,905	61,180	56,158	102,000
Earnings per common share:
Basic	$0.62	$0.54	$0.50	$0.92
Diluted	$0.61	$0.54	$0.50	$0.91
Weighted average shares outstanding:
Basic	113,541	112,396	111,330	110,364
Diluted	115,699	114,341	113,081	112,100
__________
(1) The estimated impact of the additional week in the fourth quarter of 2012 was: net sales, $126.0 million; gross profit, $48.3 million; operating income, $29.9 million; income before income tax expense and equity income from Banfield, $29.9 million; net income, $18.6 million; and diluted earnings per common share, $0.17.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of February 3, 2013 and January 29, 2012, and for each of the three years in the period ended February 3, 2013, and the Company’s internal control over financial reporting as of February 3, 2013, and have issued our reports thereon dated March 28, 2013; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 28, 2013

A-1

SCHEDULE II
PetSmart, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
	(In thousands)
Valuation reserves deducted in the Consolidated Balance Sheets from the asset to which it applies:
Merchandise inventories:
Lower of cost or market
2010	$12,564	$6,493	$(12,243)	$6,814
2011	$6,814	$11,927	$(10,073)	$8,668
2012	$8,668	$16,416	$(15,247)	$9,837

Shrink
2010	$3,867	$30,046	$(30,723)	$3,190
2011	$3,190	$30,617	$(30,922)	$2,885
2012	$2,885	$30,127	$(31,012)	$2,000
________

(1)
Deductions to the lower of cost or market reserve include recoveries of inventory previously reserved as a result of sales activity. Deductions to the shrink reserve represent adjustments to the reserve resulting from physical inventory counts and improvements in shrink results.

A-2

APPENDIX E

PetSmart, Inc. and Subsidiaries
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993

3.2	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997

3.35	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	8-K	0-21888	3.4	6/23/2009

3.4	Bylaws of PetSmart, as amended	8-K	0-21888	3.5	6/23/2009

4.1	Reference is made to Exhibits 3.1 through 3.4

4.2	Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993

10.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993

10.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Exhibit B	5/12/2003

10.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998

10.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003

10.5†	2012 Employee Stock Purchase Plan	Proxy Statement	0-21888	Appendix A	5/2/2012

10.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007

10.7†	Executive Short-Term Incentive Plan, as amended	Proxy Statement	0-21888	Appendix A	5/3/2010

10.8†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran	10-Q	0-21888	10.13	11/26/2008

10.9†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	10-Q	0-21888	10.22	5/29/2009

10.10†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003

10.11†	Amended and Restated Executive Change in Control and Severance Benefit Plan					X

10.12†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004

10.13†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006

E-1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005

10.15†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007

10.16†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006

10.17†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006

10.18†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007

10.19†	Letter Agreement dated November 13, 2012 between Lawrence P. Molloy and PetSmart, Inc.	8-K	0-21888	10.1	11/14/2012

10.20	Credit Agreement dated as of March 23, 2012, among the Company, Wells Fargo Bank, N.A, as administrative agent, collateral agent and swing line lender, and Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Bookrunner.	8-K	0-21888	10.1	3/28/2012

10.21	Letter of Credit Agreement, dated as of March 23, 2012, among the Company and Wells Fargo Bank, N.A., as L/C Issuer.	8-K	0-21888	10.2	3/28/2012

10.22†	2011 Performance Share Unit Program	8-K(A)	0-21888	10.1	3/22/2011

10.23†	2011 Equity Incentive Plan	Proxy Statement	0-21888	Appendix A	5/2/2011

10.24†	Form of Nonstatutory Stock Option Agreement for 2011 Plan	8-K	0-21888	10.2	6/17/2011

10.25†	Form of Stock Option Agreement for 2011 Plan	8-K	0-21888	10.3	6/17/2011

10.26†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement for 2011 Plan	8-K	0-21888	10.4	6/17/2011

10.27†	Form of Revised Performance Share Unit Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.1	3/16/2012

10.28†	Form of Revised Nonstatutory Stock Option Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.2	3/16/2012

10.29†	Form of Revised Restricted Stock Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.3	3/16/2012

10.30†	Form of Revised Restricted Stock Unit Grant Notice for 2011 Equity Incentive Plan	8-K	0-21888	10.4	3/16/2012

21.1	Significant Subsidiaries of PetSmart, Inc., as required by Item 601(b)(21)(i) of Regulation S-K of the Securities and Exchange Act of 1934					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

E-2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

X 101.INS	XBRL Instance					X

X 101.SCH	XBRL Taxonomy Extension Schema					X

X 101.CAL	XBRL Taxonomy Extension Calculation					X

X 101.LAB	XBRL Taxonomy Extension Labels					X

X 101.PRE	XBRL Taxonomy Extension Presentation					X

X 101.DEF	XBRL Taxonomy Extension Definition					X

____________

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.
*
The certifications attached as Exhibit 32.1 and Exhibit 32.2 accompanying this Annual Report on Form 10-K are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of PetSmart, Inc., under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

E-3