Form 10-Q
period 2013-05-05
PETSMART INC
filed 2013-05-30
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 5, 2013
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
Common Stock, $.0001 Par Value, 103,316,066 Shares at May 17, 2013

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of May 5, 2013 and April 29, 2012, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the thirteen week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of February 3, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 28, 2013, we expressed an unqualified opinion on those consolidated financial statements.  In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 3, 2013, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 30, 2013

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 5, 2013	February 3, 2013	April 29, 2012
ASSETS
Cash and cash equivalents	$252,988	$335,155	$268,928
Short-term investments	7,455	9,150	22,276
Restricted cash	71,226	71,916	71,929
Receivables, net	66,272	72,198	57,346
Merchandise inventories	738,568	679,090	682,896
Deferred income taxes	62,859	62,859	51,381
Prepaid expenses and other current assets	81,041	86,768	81,716
Total current assets	1,280,409	1,317,136	1,236,472
Property and equipment, net	972,679	985,707	1,035,759
Equity investment in Banfield	28,426	39,934	26,597
Deferred income taxes	100,601	102,992	79,798
Goodwill	43,914	44,242	44,738
Other noncurrent assets	48,155	46,970	43,036
Total assets	$2,474,184	$2,536,981	$2,466,400
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$257,628	$202,122	$246,612
Accrued payroll, bonus and employee benefits	132,705	176,082	126,195
Accrued occupancy expenses and deferred rents	69,626	70,671	69,456
Current maturities of capital lease obligations	63,180	61,581	55,920
Other current liabilities	246,431	244,436	177,511
Total current liabilities	769,570	754,892	675,694
Capital lease obligations	462,436	464,578	496,004
Deferred rents	71,565	73,855	79,582
Other noncurrent liabilities	119,352	120,064	115,644
Total liabilities	1,422,923	1,413,389	1,366,924
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 167,909, 167,209 and 166,124 shares issued	17	17	17
Additional paid-in capital	1,441,863	1,418,411	1,352,889
Retained earnings	1,913,209	1,827,996	1,586,499
Accumulated other comprehensive income	4,510	5,506	6,706
Less: Treasury stock, at cost, 64,615, 61,879 and 57,734 shares	(2,308,338)	(2,128,338)	(1,846,635)
Total stockholders’ equity	1,051,261	1,123,592	1,099,476
Total liabilities and stockholders’ equity	$2,474,184	$2,536,981	$2,466,400

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Merchandise sales	$1,509,372	$1,439,559
Services sales	191,577	181,014
Other revenue	9,647	9,320
Net sales	1,710,596	1,629,893
Cost of merchandise sales	1,037,114	994,508
Cost of services sales	134,089	128,691
Cost of other revenue	9,647	9,320
Total cost of sales	1,180,850	1,132,519
Gross profit	529,746	497,374
Operating, general and administrative expenses	362,228	343,023
Operating income	167,518	154,351
Interest expense, net	(13,168)	(14,129)
Income before income tax expense and equity income from Banfield	154,350	140,222
Income tax expense	(55,547)	(48,172)
Equity income from Banfield	3,612	2,633
Net income	102,415	94,683
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(987)	1,219
Other	(9)	(3)
Comprehensive income	$101,419	$95,899
Earnings per common share:
Basic	$0.99	$0.87
Diluted	$0.98	$0.85
Weighted average shares outstanding:
Basic	103,305	108,930
Diluted	104,583	111,030
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$102,415	$94,683
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	58,916	59,709
Loss on disposal of property and equipment	755	3,245
Stock-based compensation expense	9,096	7,315
Deferred income taxes	3,022	12,907
Equity income from Banfield	(3,612)	(2,633)
Dividend received from Banfield	15,120	13,860
Excess tax benefits from stock-based compensation	(8,874)	(28,998)
Non-cash interest expense	162	293
Changes in assets and liabilities:
Merchandise inventories	(59,829)	(37,439)
Other assets	8,950	(12,239)
Accounts payable	51,897	40,359
Accrued payroll, bonus and employee benefits	(43,340)	(31,921)
Other liabilities	12,568	9,981
Net cash provided by operating activities	147,246	129,122
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	—	(4,027)
Proceeds from maturities of investments	2,695	3,535
Proceeds from sales of investments	125	85
Decrease (Increase) in restricted cash	690	(1,740)
Cash paid for property and equipment	(34,818)	(35,931)
Proceeds from sales of property and equipment	2,792	67
Net cash used in investing activities	(28,516)	(38,011)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	11,253	24,648
Minimum statutory withholding requirements	(5,685)	(21,076)
Cash paid for treasury stock	(201,328)	(174,908)
Payments of capital lease obligations	(16,655)	(15,017)
Increase in bank overdraft	3,599	6,970
Excess tax benefits from stock-based compensation	8,874	28,998
Cash dividends paid to stockholders	—	(15,416)
Net cash used in financing activities	(199,942)	(165,801)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(955)	726
DECREASE IN CASH AND CASH EQUIVALENTS	(82,167)	(73,964)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335,155	342,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$252,988	$268,928

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$13,305	$14,058
Income taxes paid, net of refunds	$31,260	$24,693
Assets acquired using capital lease obligations	$16,346	$6,801
Accruals and accounts payable for capital expenditures	$25,788	$28,079
Dividends declared but unpaid	$17,544	$15,237
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — General
PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we”, or “us”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including professional grooming, training, day camp for dogs, and boarding. We also offer pet products through our website, PetSmart.com. As of May 5, 2013, we operated 1,289 retail stores and had full-service veterinary hospitals in 821 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 814 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In the opinion of management, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended February 3, 2013.

Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended May 5, 2013, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2013, a 52-week year, ends on February 2, 2014, while fiscal 2012, a 53-week year, ended on February 3, 2013. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Correction to the Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the thirteen weeks ended April 29, 2012, has been adjusted from amounts previously reported to reflect a correction to the excess tax benefits from stock-based compensation included in cash flows from operating activities and cash flows from financing activities. This was due to the exclusion of the amount of excess tax benefits relating to restricted stock awards and performance share units that should have been included. The correction resulted in a decrease to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities. The correction is not material to our previously issued condensed consolidated financial statements.
The following table reflects the effects on the financial statement line items of the Condensed Consolidated Statement of Cash Flows (in thousands):

	Thirteen Weeks Ended April 29, 2012
	As Reported	Correction	Adjusted
Excess tax benefits from stock-based compensation included in operating activities	$(8,567)	$(20,431)	$(28,998)
Net cash provided by operating activities	149,553	(20,431)	129,122
Excess tax benefits from stock-based compensation included in financing activities	8,567	20,431	28,998
Net cash used in financing activities	(186,232)	20,431	(165,801)
Decrease in cash and cash equivalents	(73,964)	—	(73,964)

Note 3 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders' equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Deferred tax (benefit) expense on translation adjustments	$(631)	$780
Transaction loss (gain)	203	(57)

PetSmart, Inc. and Subsidiaries

The change in the carrying value of goodwill was due to the impact of foreign currency translation adjustments during the thirteen weeks ended May 5, 2013, and April 29, 2012.

Note 4 — Investments
Short-term Investments
At May 5, 2013, February 3, 2013, and April 29, 2012, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at May 5, 2013, February 3, 2013, and April 29, 2012. The amortized cost basis at May 5, 2013, February 3, 2013, and April 29, 2012, was $7.3 million, $9.1 million, and $22.0 million, respectively. Unrealized gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit
At May 5, 2013, February 3, 2013, and April 29, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	May 5, 2013	February 3, 2013	April 29, 2012
Prepaid expenses and other current assets	$1,646	$2,571	$11,889
Noncurrent assets	—	240	1,660

The aggregate fair value of our investments in NCDs was $1.6 million, $2.8 million, and $13.6 million at May 5, 2013, February 3, 2013, and April 29, 2012, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. We had no unrecognized gains or losses for the thirteen weeks ended May 5, 2013. Unrecognized gains for the thirteen weeks ended April 29, 2012, were immaterial.

Equity Investment in Banfield
We have an investment in Banfield which is accounted for using the equity method of accounting. As of May 5, 2013, February 3, 2013, and April 29, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	May 5, 2013	February 3, 2013	April 29, 2012
Current assets	$467,478	$429,787	$401,541
Noncurrent assets	153,478	141,209	142,239
Current liabilities	527,151	388,729	295,006
Noncurrent liabilities	27,001	16,508	74,764

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Net sales	$222,129	$194,278
Income from operations	29,616	21,321
Net income	17,199	12,543

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.6 million and $9.3 million during the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million, $3.2 million, and $3.1 million at May 5, 2013, February 3, 2013, and April 29, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Our master operating agreement with Banfield also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Note 5 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	May 5, 2013	February 3, 2013	April 29, 2012
Total remaining gross occupancy costs	$21,443	$22,699	$26,933
Less:
Expected sublease income	(12,588)	(13,117)	(15,876)
Interest costs	(734)	(856)	(1,165)
Reserve for closed stores	$8,121	$8,726	$9,892

Current portion, included in other current liabilities	3,615	3,466	3,256
Noncurrent portion, included in other noncurrent liabilities	4,506	5,260	6,636
Reserve for closed stores	$8,121	$8,726	$9,892

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Opening balance	$8,726	$10,007
Provision for new store closures	669	1,523
Changes in sublease assumptions	(21)	(315)
Other charges	68	80
Payments	(1,321)	(1,403)
Ending balance	$8,121	$9,892

Note 6 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Basic	103,305	108,930
Dilutive stock-based compensation awards	1,278	2,100
Diluted	104,583	111,030

Certain stock-based compensation awards representing 0.8 million and 0.3 million shares of common stock in the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 7 — Stockholders’ Equity
Share Purchase Program
The following table presents purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Program			May 5, 2013		April 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	3,049	$174,908
$525,000	June 2012	January 31, 2014	2,736	180,000	—	—
			2,736	$180,000	3,049	$174,908

As of May 5, 2013, $166.9 million remained available under the $525.0 million program.

Dividends
During the thirteen weeks ended May 5, 2013, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013

Note 8 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Stock options expense	$3,697	$2,816
Restricted stock expense	1,354	1,195
Performance share unit expense	4,045	3,304
Stock-based compensation expense – equity awards	9,096	7,315
Management equity unit expense	1,635	3,993
Total stock-based compensation expense	$10,731	$11,308
Tax benefit	$4,149	$4,244

At May 5, 2013, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $61.7 million and is expected to be recognized over a weighted average period of 2.4 years. At May 5, 2013, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $3.2 million and is expected to be recognized over a weighted average period of 0.9 years.

The 2010 management equity unit grant vested on March 29, 2013, and $10.8 million was paid in cash in April 2013. The 2009 management equity unit grant vested on March 9, 2012, and $11.9 million was paid in cash in March 2012.

Note 9 — Income Taxes
At the end of each interim period, we estimate the annual effective tax rate and apply that rate to our quarterly earnings. The tax expense or benefit related to significant, unusual, or extraordinary items is recognized in the interim period in which those items occur. In addition, the effect of changes in enacted tax laws, rates, or tax status is recognized in the interim period in which the change occurs. The accounting estimates used to compute the provision for income taxes may change as new events occur, additional information is obtained, or the tax environment changes.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 10 — Credit Facilities
We have a $100.0 million revolving credit facility agreement, or “Revolving Credit Facility,” which expires on March 23, 2017. Borrowings under this Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at LIBOR plus 1.25%, or Base Rate plus 0.25%. The Base Rate is defined as the highest of the following rates: the Federal Funds Rate plus 0.5%, the Adjusted LIBOR plus 1.0%, or the Prime Rate.

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

As of May 5, 2013, February 3, 2013, and April 29, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility, respectively.

We also have a $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of May 5, 2013, February 3, 2013, and April 29, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the Stand-alone Letter of Credit Facility lender as of May 5, 2013, February 3, 2013, and April 29, 2012, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of May 5, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Note 11 — Commitments and Contingencies
Advertising Purchase Commitments
As of May 5, 2013, we had obligations to purchase $27.9 million of advertising through the remainder of 2013.

Product Purchase Commitments
As of May 5, 2013, we had various commitments to purchase $47.1 million of merchandise from certain vendors through the remainder of 2013 and $25.0 million in 2014.

Litigation and Settlements
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our condensed consolidated financial statements.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et. al., a lawsuit originally filed in California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

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

On December 14, 2012, a group of four former managers filed a lawsuit against us captioned Miller, et al. v. PetSmart, Inc. in the United States District Court for the Eastern District of California. The plaintiffs seek to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008, to the present for alleged unreimbursed mileage expenses. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. The case was subsequently transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al.

On February 20, 2013, a former employee filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The complaint seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed upon their separations. The complaint also challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff is currently seeking to amend her complaint to assert additional claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination.
We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

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

•	Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings, and store closures.

•	Failure to successfully manage and execute our marketing initiatives could have a negative impact on our business.

•
A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers, or our supply chain, would impact our ability to deliver to our stores or increase our expenses, which could harm our sales and results of operations.

•	Failure to successfully manage our inventory could harm our business.

•	If our information systems fail to perform as designed, or are interrupted for a significant period of time, our business could be harmed.

•	If we fail to protect the integrity and security of customer and associate information, our business could be adversely impacted.

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

•	Our expanded offering of proprietary branded products may not improve our financial performance and may expose us to product liability claims.

•	Food safety, quality, and health concerns could affect our business.

•	We depend on key executives, store managers, and other personnel and may not be able to retain or replace these employees or recruit additional qualified personnel, which could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

•	Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Volatility and disruption to the global capital and credit markets could adversely affect our ability to access credit and the financial soundness of our suppliers.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Failure to protect our intellectual property could have a negative impact on our operating results.

•	A determination that we are in violation of any contractual obligations or government regulations could result in a disruption to our operations and could impact our financial results.

•	Failure of our internal controls over financial reporting could harm our business and financial results.

•	Changes in laws, accounting standards and subjective assumptions, estimates, and judgments by management related to complex accounting matters could significantly affect our financial results.

•	An unfavorable determination by tax regulators may cause our provision for income and other taxes to be inadequate and may result in a material impact to our financial results.

•	Failure to obtain commercial insurance at acceptable prices, or failure to adequately reserve for self-insured exposures, might have a negative impact on our business.

•
Pending legislation, weather, catastrophic events, disease, or other factors, could disrupt our operations, supply chain, and the supply of small pets and products we sell, which could harm our reputation and decrease sales.

•	Fluctuations in the stock market, as well as general economic and market conditions, may impact our operations, sales, financial results, and market price of our common stock.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our shareholders.
For more information about these risks, see the discussion under the heading “Risk Factors” in our Form 10-K for the year ended February 3, 2013, filed with the Securities and Exchange Commission on March 28, 2013, which is incorporated herein by reference.

Overview
Based on our 2012 net sales of $6.8 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of May 5, 2013, we operated 1,289 stores, and we plan to continue our store growth during the remainder of 2013. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 11,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including grooming, training, day camp for dogs, and boarding. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of May 5, 2013, we operated 196 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of May 5, 2013, full-service veterinary hospitals were in 821 of our stores. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 814 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the volatility in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we think cannot be easily duplicated. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing, and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock.

Executive Summary

•
Diluted earnings per common share increased 15.3% to $0.98 on net income of $102.4 million, for the thirteen weeks ended May 5, 2013, compared to diluted earnings per common share of $0.85 on net income of $94.7 million for the thirteen weeks ended April 29, 2012.

•
Net sales increased 5.0% to $1.7 billion for the thirteen weeks ended May 5, 2013, compared to $1.6 billion for the thirteen weeks ended April 29, 2012. The increase in net sales for the thirteen weeks ended May 5, 2013, included an unfavorable impact from foreign currency fluctuations of $1.9 million.

•	Comparable store sales, or sales in stores open at least one year as well as internet sales, increased 3.5% for the thirteen weeks ended May 5, 2013.

•	Services sales increased 5.8% to $191.6 million for the thirteen weeks ended May 5, 2013, compared to $181.0 million for the thirteen weeks ended April 29, 2012.

•
As of May 5, 2013, we had $253.0 million in cash and cash equivalents and $71.2 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the thirteen weeks ended May 5, 2013.

•	We purchased 2.7 million shares of our common stock for $180.0 million during the thirteen weeks ended May 5, 2013.

PetSmart, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

Critical Accounting Policies and Estimates
We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2013. We have made no significant change in our critical accounting policies since February 3, 2013.

Results of Operations
The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Net sales	100.0%	100.0%
Total cost of sales	69.0	69.5
Gross profit	31.0	30.5
Operating, general and administrative expenses	21.2	21.0
Operating income	9.8	9.5
Interest expense, net	(0.8)	(0.9)
Income before income tax expense and equity income from Banfield	9.0	8.6
Income tax expense	(3.2)	(3.0)
Equity income from Banfield	0.2	0.2
Net income	6.0%	5.8%

Thirteen Weeks Ended May 5, 2013, Compared to the Thirteen Weeks Ended April 29, 2012
Net Sales
Net sales increased 5.0% to $1.7 billion for the thirteen weeks ended May 5, 2013, compared to $1.6 billion for the thirteen weeks ended April 29, 2012. The increase in net sales for the thirteen weeks ended May 5, 2013, included an unfavorable impact from foreign currency fluctuations of $1.9 million. Approximately 70% of the sales increase is due to a 3.5% increase in comparable store sales, which includes internet sales, for the thirteen weeks ended May 5, 2013, and 30% of the sales increase is due to the addition of 48 net new stores and 2 net new PetsHotels since April 29, 2012. Internet sales were not material to net sales or comparable store sales for the thirteen weeks ended May 5, 2013, or April 29, 2012.

Comparable store sales growth was driven by an increase in comparable transactions and average sales per comparable transaction. Comparable transactions were 0.8% for the thirteen weeks ended May 5, 2013, and 3.3% for the thirteen weeks ended April 29, 2012.

During the thirteen weeks ended May 5, 2013, we implemented initiatives to increase traffic and continue to improve average sales per transaction. We expanded the space dedicated to certain brands of super-premium foods, including our proprietary brand Simply Nourish. We also introduced new formulations in both dog and cat foods across our top channel-exclusive brands, which further expanded the grain-free and high protein offerings. We expanded hardgoods with new brands of pet apparel and toys available exclusively at PetSmart, and refreshed the assortments of existing brands. Additionally, we continued to enhance our website with richer content and better navigation, including new tools like our online Food Selector, which helps pet parents narrow our wide assortment down to choices that offer the best nutrition for their pets' unique health needs and preferences.

Services sales, which include grooming, training, day camp for dogs, and boarding, increased 5.8% to $191.6 million for the thirteen weeks ended May 5, 2013, compared to $181.0 million for the thirteen weeks ended April 29, 2012. Services sales represented 11.2% and 11.1% of net sales for the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively. During the thirteen weeks ended May 5, 2013, we rolled out several new services offerings in the grooming salon such as new puppy bath packages and application of flea and tick solution. We also continued to develop our pipeline of innovative services and exclusive offerings that are integrated with our merchandise brands and supported by marketing. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels, and the addition of new stores and PetsHotels since April 29, 2012.

Other revenue included in net sales during the thirteen weeks ended May 5, 2013, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.6% of net sales, or $9.6 million, compared to 0.6% of net sales, or $9.3 million, for the thirteen weeks ended April 29, 2012.

Gross Profit
Gross profit increased 45 basis points to 31.0% of net sales for the thirteen weeks ended May 5, 2013, from 30.5% for the thirteen weeks ended April 29, 2012. Store occupancy and supply chain costs included in margin provided 30 and 15 basis points of leverage, respectively. Services margin increased 15 basis points, which was offset by a decrease in merchandise margin of 15 basis points.

Operating, General and Administrative Expenses
Operating, general and administrative expenses increased to 21.2% of net sales for the thirteen weeks ended May 5, 2013, compared to 21.0% of net sales for the thirteen weeks ended April 29, 2012. The increase is primarily due to planned incremental advertising spend focused on our differentiated service offerings and professional fees associated with various information technology projects.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.4 million during the thirteen weeks ended May 5, 2013, compared to $14.5 million for the thirteen weeks ended April 29, 2012. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.2 million and $0.4 million for the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively.

Income Tax Expense
For the thirteen weeks ended May 5, 2013, the $55.5 million income tax expense represents an effective tax rate of 36.0% compared with the thirteen weeks ended April 29, 2012, when we had income tax expense of $48.2 million, which represented an effective tax rate of 34.4%. The increase in the effective tax rate was primarily due to an increase in certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $3.6 million and $2.6 million for the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively, based on our 21.0% ownership in Banfield.

Liquidity and Capital Resources
Cash Flow
We believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing, and financing needs in the foreseeable future. In addition, we have access to our $100.0 million revolving credit facility, which expires on March 23, 2017. However, there can be no assurance of our ability to access credit markets on commercially acceptable terms in the future. We expect to continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock.

We finance our operations, new store and PetsHotel growth, store remodels, and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $147.2 million for the thirteen weeks ended May 5, 2013, compared to $129.1 million for the thirteen weeks ended April 29, 2012. The primary differences between the thirteen weeks ended May 5, 2013, and April 29, 2012, include increased net income of $7.7 million and a decrease in excess tax benefits from stock-based compensation of $20.1 million, offset by a $9.9 million decrease in deferred income taxes.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, PetsHotel construction costs, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was

$28.5 million for the thirteen weeks ended May 5, 2013, compared to $38.0 million for the thirteen weeks ended April 29, 2012. The primary differences between the thirteen weeks ended May 5, 2013, and April 29, 2012, were a decrease in purchases of investments of $4.0 million, an increase in proceeds from sale of property and equipment of $2.7 million, and a decrease in restricted cash of $2.4 million.

Net cash used in financing activities was $199.9 million for the thirteen weeks ended May 5, 2013, and consisted primarily of the cash paid for treasury stock, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans and an increase in our bank overdraft. Net cash used in financing activities for the thirteen weeks ended April 29, 2012, was $165.8 million. The primary differences between the thirteen weeks ended May 5, 2013, and the thirteen weeks ended April 29, 2012, were an increase of $26.4 million in cash paid for treasury stock, a decrease of $20.1 million in excess tax benefits from stock-based compensation, and a decrease of $15.4 million in cash dividends paid to stockholders. Dividends declared in December are typically paid to stockholders in February of the following year, which was the case for the dividend declared on December 7, 2011. The Board of Directors approved the payment date for the dividend declared on December 7, 2012, to be accelerated to December 31, 2012.

Operating Capital and Capital Expenditure Requirements
Substantially all our stores are leased facilities. We opened 13 new stores and closed 2 stores in the thirteen weeks ended May 5, 2013. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $140.0 million to $150.0 million for 2013, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Thirteen Weeks Ended
	May 5, 2013	April 29, 2012
Capital Expenditures:
New stores	$5,725	$7,545
Store-related projects (1)	19,930	15,097
Information technology	4,896	9,069
Supply chain	4,177	4,182
Other	90	38
Total capital expenditures	$34,818	$35,931
____________

(1)	Includes store and grooming salon remodels, equipment replacement, relocations, and various merchandising projects, as well as building PetsHotels in new and existing locations.

Commitments
As of May 5, 2013, we had obligations to purchase $27.9 million of advertising through the remainder of 2013.

As of May 5, 2013, we had various commitments to purchase $47.1 million of merchandise from certain vendors through the remainder of 2013 and $25.0 million in 2014.

There have been no other material changes in our contractual obligations since February 3, 2013. Information regarding our contractual obligations is provided in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended February 3, 2013.

Credit Facilities
We have a $100.0 million revolving credit facility agreement, or “Revolving Credit Facility,” which expires on March 23, 2017. Borrowings under this Revolving Credit Facility are subject to a borrowing base and bear interest, at our option, at LIBOR plus 1.25%, or Base Rate plus 0.25%. The Base Rate is defined as the highest of the following rates: the Federal Funds Rate plus 0.5%, the Adjusted LIBOR plus 1.0%, or the Prime Rate.

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

As of May 5, 2013, February 3, 2013, and April 29, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility, respectively.

We also have a $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” which expires on March 23, 2017. We are subject to fees payable each month at an annual rate of 0.175% of the average daily face amount of the letters of credit outstanding during the preceding month. In addition, we are required to maintain a cash deposit with the lender equal to 103% of the amount of outstanding letters of credit.

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of May 5, 2013, February 3, 2013, and April 29, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the Stand-alone Letter of Credit Facility lender as of May 5, 2013, February 3, 2013, and April 29, 2012, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of May 5, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Share Purchase Program
The following table presents purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Program			May 5, 2013		April 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	3,049	$174,908
$525,000	June 2012	January 31, 2014	2,736	180,000	—	—
			2,736	$180,000	3,049	$174,908

As of May 5, 2013, $166.9 million remained available under the $525.0 million program.

Dividends
During the thirteen weeks ended May 5, 2013, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013

Related Party Transactions
We have an investment in Banfield which is accounted for using the equity method of accounting. As of May 5, 2013, February 3, 2013, and April 29, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock.

Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $3.6 million and $2.6 million for the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively. During the thirteen weeks ended May 5, 2013, and April 29, 2012, we received a dividend from Banfield of $15.1 million and $13.9 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $9.6 million and $9.3 million during the thirteen weeks ended May 5, 2013, and April 29, 2012, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.2 million, $3.2 million, and $3.1 million at May 5, 2013, February 3, 2013, and April 29, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Our master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Seasonality and Inflation
Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing

PetSmart, Inc. and Subsidiaries

Management's Discussion and Analysis of Financial Condition and Results of Operations — (Continued)

stores and PetsHotels, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

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

Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Acts.” We expect to be in compliance with the Acts in 2014, and we do not expect the impact on the consolidated financial statements to be material.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 5, 2013, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2013. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 3, 2013.

Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 5, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 5, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 5, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our condensed consolidated financial statements.

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

On December 14, 2012, a group of four former managers filed a lawsuit against us captioned Miller, et al. v. PetSmart, Inc. in the United States District Court for the Eastern District of California. The plaintiffs seek to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008, to the present for alleged unreimbursed mileage expenses. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. The case was subsequently transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al.

On February 20, 2013, a former employee filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The complaint seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed upon their separations. The complaint also challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff is currently seeking to amend her complaint to assert additional claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination.

We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended February 3, 2013, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 5, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
February 4, 2013 to March 3, 2013	2,735,797	$65.79	2,735,797	$166,941,000
March 4, 2013 to April 7, 2013	—	$—	—	$166,941,000
April 8, 2013 to May 5, 2013	—	$—	—	$166,941,000
Thirteen Weeks Ended May 5, 2013	2,735,797	$65.79	2,735,797	$166,941,000
__________

(1)	In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014.

Item 6. Exhibits
(a) Exhibits

Exhibit 10.1+	Offer Letter to Carrie W. Teffner, dated May 5, 2013, filed as Exhibit 10.27 to PetSmart, Inc.'s Current Report on Form 8-K filed on May 13, 2013, and incorporated herein by reference.

Exhibit 15.1	Awareness Letter from Deloitte & Touche LLP regarding unaudited interim financial statements.

Exhibit 31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended.

Exhibit 101.INS	XBRL Instance

Exhibit 101.SCH	XBRL Taxonomy Extension Schema

Exhibit 101.CAL	XBRL Taxonomy Extension Calculation

Exhibit 101.LAB	XBRL Taxonomy Extension Labels

Exhibit 101.PRE	XBRL Taxonomy Extension Presentation

Exhibit 101.DEF	XBRL Taxonomy Extension Definition
____________

+	Compensation plans or arrangements in which directors or executive officers are eligible to participate.
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

PetSmart, Inc.
(Registrant)

/s/ Lawrence P. Molloy
Date:	May 30, 2013	Lawrence P. Molloy
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)