Form 10-Q
period 2013-08-04
PETSMART INC
filed 2013-08-29
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 4, 2013
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
Common Stock, $.0001 Par Value, 103,907,741 Shares at August 16, 2013

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of August 4, 2013 and July 29, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
August 29, 2013

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	August 4, 2013	February 3, 2013	July 29, 2012
ASSETS
Cash and cash equivalents	$281,554	$335,155	$282,011
Short-term investments	3,087	9,150	16,730
Restricted cash	71,226	71,916	71,916
Receivables, net	69,118	72,198	56,358
Merchandise inventories	770,268	679,090	691,820
Deferred income taxes	62,859	62,859	51,381
Prepaid expenses and other current assets	115,319	86,768	131,521
Total current assets	1,373,431	1,317,136	1,301,737
Property and equipment, net	951,499	985,707	1,016,359
Equity investment in Banfield	29,678	39,934	30,940
Deferred income taxes	98,162	102,992	84,288
Goodwill	43,031	44,242	44,043
Other noncurrent assets	54,105	46,970	44,115
Total assets	$2,549,906	$2,536,981	$2,521,482
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$248,467	$202,122	$248,072
Accrued payroll, bonus and employee benefits	163,494	176,082	140,607
Accrued occupancy expenses and deferred rents	72,829	70,671	71,543
Current maturities of capital lease obligations	64,449	61,581	58,152
Other current liabilities	221,150	244,436	188,978
Total current liabilities	770,389	754,892	707,352
Capital lease obligations	454,673	464,578	482,099
Deferred rents	68,856	73,855	77,992
Other noncurrent liabilities	108,649	120,064	117,272
Total liabilities	1,402,567	1,413,389	1,384,715
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 168,891, 167,209 and 166,607 shares issued	17	17	17
Additional paid-in capital	1,487,860	1,418,411	1,377,678
Retained earnings	1,989,401	1,827,996	1,647,088
Accumulated other comprehensive income	2,475	5,506	5,322
Less: Treasury stock, at cost, 64,951, 61,879 and 58,464 shares	(2,332,414)	(2,128,338)	(1,893,338)
Total stockholders’ equity	1,147,339	1,123,592	1,136,767
Total liabilities and stockholders’ equity	$2,549,906	$2,536,981	$2,521,482

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Merchandise sales	$1,492,457	$1,419,383	$3,001,829	$2,858,942
Services sales	204,707	190,867	396,284	371,881
Other revenue	8,833	9,417	18,480	18,737
Net sales	1,705,997	1,619,667	3,416,593	3,249,560
Cost of merchandise sales	1,040,814	986,885	2,077,928	1,981,393
Cost of services sales	141,130	134,550	275,219	263,241
Cost of other revenue	8,833	9,417	18,480	18,737
Total cost of sales	1,190,777	1,130,852	2,371,627	2,263,371
Gross profit	515,220	488,815	1,044,966	986,189
Operating, general and administrative expenses	358,670	352,755	720,898	695,778
Operating income	156,550	136,060	324,068	290,411
Interest expense, net	(12,828)	(13,550)	(25,996)	(27,679)
Income before income tax expense and equity income from Banfield	143,722	122,510	298,072	262,732
Income tax expense	(54,493)	(48,333)	(110,040)	(96,505)
Equity income from Banfield	4,139	4,343	7,751	6,976
Net income	93,368	78,520	195,783	173,203
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(2,030)	(1,384)	(3,017)	(165)
Other	(5)	—	(14)	(3)
Comprehensive income	$91,333	$77,136	$192,752	$173,035
Earnings per common share:
Basic	$0.90	$0.73	$1.89	$1.59
Diluted	$0.89	$0.71	$1.87	$1.57
Weighted average shares outstanding:
Basic	103,474	108,260	103,390	108,595
Diluted	104,512	109,934	104,547	110,507
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$195,783	$173,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,939	119,777
Loss on disposal of property and equipment	1,281	3,342
Stock-based compensation expense	12,889	14,628
Deferred income taxes	6,758	9,302
Equity income from Banfield	(7,751)	(6,976)
Dividend received from Banfield	18,007	13,860
Excess tax benefits from stock-based compensation	(21,576)	(35,276)
Non-cash interest expense	311	478
Changes in assets and liabilities:
Merchandise inventories	(92,363)	(46,967)
Other assets	(24,092)	(64,768)
Accounts payable	56,007	44,926
Accrued payroll, bonus and employee benefits	(12,357)	(17,458)
Other liabilities	(16,801)	23,916
Net cash provided by operating activities	234,035	231,987
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(6,846)	(4,027)
Proceeds from maturities of investments	7,165	11,915
Proceeds from sales of investments	580	1,059
Decrease (Increase) in restricted cash	690	(1,727)
Cash paid for property and equipment	(61,306)	(71,011)
Proceeds from sales of property and equipment	8,915	1,334
Net cash used in investing activities	(50,802)	(62,457)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	38,330	37,288
Minimum statutory withholding requirements	(5,767)	(22,466)
Cash paid for treasury stock	(225,404)	(221,611)
Payments of capital lease obligations	(36,343)	(32,103)
(Decrease) Increase in bank overdraft	(9,507)	3,978
Excess tax benefits from stock-based compensation	21,576	35,276
Cash dividends paid to stockholders	(17,043)	(30,590)
Net cash used in financing activities	(234,158)	(230,228)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,676)	(183)
DECREASE IN CASH AND CASH EQUIVALENTS	(53,601)	(60,881)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335,155	342,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$281,554	$282,011

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$26,224	$27,790
Income taxes paid, net of refunds	$155,771	$123,508
Assets acquired using capital lease obligations	$28,672	$12,468
Accruals and accounts payable for capital expenditures	$32,711	$31,589
Dividends declared but unpaid	$17,677	$17,994
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

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we”, or “us”), is the leading specialty provider of products, services and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including training and day camp for dogs, professional grooming, and boarding. We also offer pet products through our website, PetSmart.com. As of August 4, 2013, we operated 1,301 retail stores and had full-service veterinary hospitals in 830 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 823 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended August 4, 2013, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2013, a 52-week year, ends on February 2, 2014, while fiscal 2012, a 53-week year, ended on February 3, 2013. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Correction to the Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the twenty-six weeks ended July 29, 2012, has been adjusted from amounts previously reported to reflect a correction to the excess tax benefits from stock-based compensation included in cash flows from operating activities and cash flows from financing activities. This was due to the exclusion of the amount of excess tax benefits relating to restricted stock awards and performance share units that should have been included. The correction resulted in a decrease to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities. The correction is not material to our previously issued condensed consolidated financial statements.
The following table reflects the effects on the financial statement line items of the Condensed Consolidated Statement of Cash Flows (in thousands):

	Twenty-Six Weeks Ended July 29, 2012
	As Reported	Correction	Adjusted
Excess tax benefits from stock-based compensation included in operating activities	$(13,892)	$(21,384)	$(35,276)
Net cash provided by operating activities	253,371	(21,384)	231,987
Excess tax benefits from stock-based compensation included in financing activities	13,892	21,384	35,276
Net cash used in financing activities	(251,612)	21,384	(230,228)
Decrease in cash and cash equivalents	(60,881)	—	(60,881)

Note 3 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders' equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Deferred tax benefit on translation adjustments	$1,297	$886	$1,928	$106
Transaction loss	(429)	(99)	(632)	(42)

The change in the carrying value of goodwill was due to the impact of foreign currency translation adjustments during the thirteen and twenty-six weeks ended August 4, 2013, and July 29, 2012.

Note 4 — Investments
Short-term Investments
At August 4, 2013, February 3, 2013, and July 29, 2012, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at August 4, 2013, February 3, 2013, and July 29, 2012. The amortized cost basis at August 4, 2013, February 3, 2013, and July 29, 2012, was $3.1 million, $9.1 million, and $16.6 million, respectively. Unrealized gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit
At August 4, 2013, February 3, 2013, and July 29, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	August 4, 2013	February 3, 2013	July 29, 2012
Prepaid expenses and other current assets	$5,409	$2,571	$8,487
Noncurrent assets	2,400	240	975

The aggregate fair value of our investments in NCDs was $7.8 million, $2.8 million, and $9.5 million at August 4, 2013, February 3, 2013, and July 29, 2012, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized gains and losses for the thirteen and twenty-six weeks ended August 4, 2013, and July 29, 2012, were immaterial.

Equity Investment in Banfield
We have an investment in Banfield which is accounted for using the equity method of accounting. As of August 4, 2013, February 3, 2013, and July 29, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	August 4, 2013	February 3, 2013	July 29, 2012
Current assets	$422,450	$429,787	$381,683
Noncurrent assets	157,506	141,209	143,086
Current liabilities	466,992	388,729	324,189
Noncurrent liabilities	26,451	16,508	5,888

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net sales	$235,361	$211,775	$457,490	$406,053
Income from operations	34,608	36,545	64,224	57,866
Net income	19,709	20,683	36,908	33,226

We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.8 million and $9.4 million during the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively, and $18.5 million and $18.7 million during the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.2 million, and $3.4 million at August 4, 2013, February 3, 2013, and July 29, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Note 5 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	August 4, 2013	February 3, 2013	July 29, 2012
Total remaining gross occupancy costs	$19,516	$22,699	$23,381
Less:
Expected sublease income	(12,709)	(13,117)	(14,719)
Interest costs	(459)	(856)	(876)
Reserve for closed stores	$6,348	$8,726	$7,786

Current portion, included in other current liabilities	2,973	3,466	3,003
Noncurrent portion, included in other noncurrent liabilities	3,375	5,260	4,783
Reserve for closed stores	$6,348	$8,726	$7,786

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Opening balance	$8,121	$9,892	$8,726	$10,007
Provision for new store closures	—	642	669	2,165
Lease terminations	—	(584)	—	(584)
Changes in sublease assumptions	(474)	146	(495)	(169)
Other charges	103	90	170	170
Payments	(1,402)	(2,400)	(2,722)	(3,803)
Ending balance	$6,348	$7,786	$6,348	$7,786

Note 6 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Basic	103,474	108,260	103,390	108,595
Dilutive stock-based compensation awards	1,038	1,674	1,157	1,912
Diluted	104,512	109,934	104,547	110,507

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Certain stock-based compensation awards representing 0.5 million and 0.6 million shares of common stock in the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively, and 0.4 million and 0.5 million shares of common stock in the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 7 — Stockholders’ Equity
Share Purchase Program
The following tables present purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Program			August 4, 2013		July 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	730	$46,703
$525,000	June 2012	January 31, 2014	336	24,076	—	—
			336	$24,076	730	$46,703

			Twenty-Six Weeks Ended
Share Purchase Program			August 4, 2013		July 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	3,779	$221,611
$525,000	June 2012	January 31, 2014	3,072	204,076	—	—
			3,072	$204,076	3,779	$221,611

As of August 4, 2013, $142.9 million remained available under the $525.0 million program.

Dividends
During the twenty-six weeks ended August 4, 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013

Note 8 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Stock options expense	$1,295	$2,527	$4,992	$5,343
Restricted stock expense	2,102	1,230	3,456	2,425
Performance share unit expense	396	3,556	4,441	6,860
Stock-based compensation expense – equity awards	3,793	7,313	12,889	14,628
Management equity unit expense	1,685	3,338	3,320	7,331
Total stock-based compensation expense	$5,478	$10,651	$16,209	$21,959
Tax benefit	$2,100	$3,987	$6,249	$8,231

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

At August 4, 2013, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $48.8 million and is expected to be recognized over a weighted average period of 2.3 years. At August 4, 2013, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $2.5 million and is expected to be recognized over a weighted average period of 0.7 years.

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

In July 2013, the Financial Accounting Standards Board, or “FASB,” issued an accounting standards update on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. We have accordingly presented applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of August 4, 2013. These amounts are presented in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of February 3, 2013, and July 29, 2012. The adoption of the new guidance does not have a material impact on our condensed consolidated financial statements.

Note 10 — Credit Facilities
As of August 4, 2013, February 3, 2013, and July 29, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our $100.0 million revolving credit facility, respectively.

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our $100.0 million stand-alone letter of credit facility as of August 4, 2013, February 3, 2013, and July 29, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the stand-alone letter of credit facility lender as of August 4, 2013, February 3, 2013, and July 29, 2012, respectively.

Our revolving credit facility and stand-alone letter of credit facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of August 4, 2013, we were in compliance with the terms and covenants of our revolving credit facility and stand-alone letter of credit facility. The revolving credit facility and stand-alone letter of credit facility are secured by substantially all our financial assets.

Note 11 — Commitments and Contingencies
Advertising Purchase Commitments
As of August 4, 2013, we had obligations to purchase $8.9 million of advertising through the remainder of 2013.

Product Purchase Commitments
As of August 4, 2013, we had various commitments to purchase $29.1 million of merchandise from certain vendors through the remainder of 2013, and $31.1 million from 2014 through 2016.

Litigation and Settlements
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our condensed consolidated financial statements.

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

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California so that it could be consolidated with the Moore, et al. v. PetSmart, Inc., et. al. case discussed above. That motion is currently pending.

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

PetSmart, Inc. and Subsidiaries

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

PetSmart, Inc. and Subsidiaries

Overview
Based on our 2012 net sales of $6.8 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of August 4, 2013, we operated 1,301 stores, and we plan to continue our store growth during the remainder of 2013. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 10,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including training and day camp for dogs, professional grooming, and boarding. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of August 4, 2013, we operated 196 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of August 4, 2013, full-service veterinary hospitals were in 830 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 823 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Executive Summary

•
Diluted earnings per common share increased 25.4% to $0.89 on net income of $93.4 million, for the thirteen weeks ended August 4, 2013, compared to diluted earnings per common share of $0.71 on net income of $78.5 million for the thirteen weeks ended July 29, 2012. Diluted earnings per common share were $1.87 and $1.57 for the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively.

•
Net sales increased 5.3% to $1.7 billion for the thirteen weeks ended August 4, 2013, compared to $1.6 billion for the thirteen weeks ended July 29, 2012. The increase in net sales for the thirteen weeks ended August 4, 2013, included an unfavorable impact from foreign currency fluctuations of $1.4 million. Net sales increased 5.1% to $3.4 billion for the twenty-six weeks ended August 4, 2013, compared to $3.2 billion for the twenty-six weeks ended July 29, 2012. The increase in net sales for the twenty-six weeks ended August 4, 2013, included an unfavorable impact from foreign currency fluctuations of $3.3 million.

•
Comparable store sales, or sales in stores open at least one year, increased 3.4% and 3.5% for the thirteen and twenty-six weeks ended August 4, 2013. Internet sales are included in comparable store sales.

•
Services sales increased 7.3% to $204.7 million for the thirteen weeks ended August 4, 2013, compared to $190.9 million for the thirteen weeks ended July 29, 2012. Services sales increased 6.6% to $396.3 million for the twenty-six weeks ended August 4, 2013, compared to $371.9 million for the twenty-six weeks ended July 29, 2012.

•
As of August 4, 2013, we had $281.6 million in cash and cash equivalents and $71.2 million in restricted cash. We had no short-term debt, and did not borrow against our revolving credit facility during the twenty-six weeks ended August 4, 2013.

•
We purchased 0.3 million shares of our common stock for $24.1 million during the thirteen weeks ended August 4, 2013, and 3.1 million shares of our common stock for $204.1 million during the twenty-six weeks ended August 4, 2013.

PetSmart, Inc. and Subsidiaries

Critical Accounting Policies and Estimates
We discuss our critical accounting policies and estimates in Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 3, 2013. We have made no significant change in our critical accounting policies since February 3, 2013.

Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or “FASB,” issued an accounting standards update on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. We have accordingly presented applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of August 4, 2013. These amounts are presented in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of February 3, 2013, and July 29, 2012. The adoption of the new guidance does not have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012	August 4, 2013	July 29, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	69.8	69.8	69.4	69.7
Gross profit	30.2	30.2	30.6	30.3
Operating, general and administrative expenses	21.0	21.8	21.1	21.4
Operating income	9.2	8.4	9.5	8.9
Interest expense, net	(0.8)	(0.8)	(0.8)	(0.9)
Income before income tax expense and equity income from Banfield	8.4	7.6	8.7	8.1
Income tax expense	(3.2)	(3.0)	(3.2)	(3.0)
Equity income from Banfield	0.2	0.3	0.2	0.2
Net income	5.5%	4.8%	5.7%	5.3%

Thirteen Weeks Ended August 4, 2013, Compared to the Thirteen Weeks Ended July 29, 2012
Net Sales
Net sales increased 5.3% to $1.7 billion for the thirteen weeks ended August 4, 2013, compared to $1.6 billion for the thirteen weeks ended July 29, 2012. The increase in net sales for the thirteen weeks ended August 4, 2013, included an unfavorable impact from foreign currency fluctuations of $1.4 million. Approximately 65% of the sales increase is due to a 3.4% increase in comparable store sales, which includes internet sales, for the thirteen weeks ended August 4, 2013, and 35% of the sales increase is due to the addition of 52 net new stores and 2 net new PetsHotels since July 29, 2012. Internet sales were not material to net sales or comparable store sales for the thirteen weeks ended August 4, 2013, or July 29, 2012.

Comparable store sales growth was driven by higher average sales per comparable transaction and an increase in comparable transactions. Comparable transactions grew 1.0% for the thirteen weeks ended August 4, 2013, and 2.9% for the thirteen weeks ended July 29, 2012.

During the thirteen weeks ended August 4, 2013, we continued to see strength in our super-premium natural foods, which was driven by the expansion of that space during the thirteen weeks ended May 5, 2013. Within our exclusive and proprietary

PetSmart, Inc. and Subsidiaries

brands, our focus on innovation and newness cultivated increased penetration and brand recognition. We have also seen stabilization in our premium science category with recent brand re-launches. Additionally, during the thirteen weeks ended August 4, 2013, we reset the space dedicated to reptiles, our fastest growing species in specialty. We focused on solutions in this space by improving adjacencies and layouts and adding educational signage to provide an easier shopping experience. We also continued to simplify the shopping experience by making strides in our omni-channel efforts, including e-commerce, e-influence, and building new capabilities.

Services sales, which include training and day camp for dogs, professional grooming, and boarding, increased 7.3% to $204.7 million for the thirteen weeks ended August 4, 2013, compared to $190.9 million for the thirteen weeks ended July 29, 2012. Services sales represented 12.0% and 11.8% of net sales for the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels, and the addition of new stores and PetsHotels since July 29, 2012. Our quality of care, along with a strong pipeline of innovative services and exclusive offerings, supported the continued strength in grooming. PetsHotels also performed well, driven by an authentic customer connection, along with a focus on driving improved operational efficiencies.

Other revenue included in net sales during the thirteen weeks ended August 4, 2013, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.5% of net sales, or $8.8 million, compared to 0.6% of net sales, or $9.4 million, for the thirteen weeks ended July 29, 2012.

Gross Profit
Gross profit remained flat at 30.2% of net sales for the thirteen weeks ended August 4, 2013, as compared to the thirteen weeks ended July 29, 2012. Merchandise margin decreased by 55 basis points, due to rate and mix. Rate was driven by an increase in promotional activity in cat consumables. Sales mix was impacted by our services business growing faster than merchandise sales, and lower sales of aquatics consumables and hardgoods. Services margin contributed 25 basis points to the overall rate, driven by strong sales growth in our PetsHotels and grooming salons, as well as rate improvements from payroll costs. Store occupancy costs and supply chain costs included in margin each provided 15 basis points of leverage.

Operating, General and Administrative Expenses
Operating, general and administrative expenses as a percentage of net sales decreased to 21.0% for the thirteen weeks ended August 4, 2013, compared to 21.8% for the thirteen weeks ended July 29, 2012. Approximately one-third of the improvement is attributed to a one-time benefit from forfeitures on stock-based compensation expense. In addition, other payroll-related benefit costs decreased as compared to the thirteen weeks ended July 29, 2012.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.0 million during the thirteen weeks ended August 4, 2013, compared to $13.9 million for the thirteen weeks ended July 29, 2012. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.2 million and $0.3 million for the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively.

Income Tax Expense
For the thirteen weeks ended August 4, 2013, the $54.5 million income tax expense represents an effective tax rate of 37.9% compared with the thirteen weeks ended July 29, 2012, when we had income tax expense of $48.3 million, which represented an effective tax rate of 39.5%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received from Banfield during the thirteen weeks ended August 4, 2013, and tax exempt gains from invested assets to fund our deferred compensation plan. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $4.1 million and $4.3 million for the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively, based on our 21.0% ownership in Banfield.

PetSmart, Inc. and Subsidiaries

Twenty-Six Weeks Ended August 4, 2013, Compared to the Twenty-Six Weeks Ended July 29, 2012
Net Sales
Net sales increased 5.1% to $3.4 billion for the twenty-six weeks ended August 4, 2013, compared to $3.2 billion for the twenty-six weeks ended July 29, 2012. The increase in net sales for the twenty-six weeks ended August 4, 2013, included an unfavorable impact from foreign currency fluctuations of $3.3 million. Approximately 65% of the sales increase is due to a 3.5% increase in comparable store sales, which includes internet sales, for the twenty-six weeks ended August 4, 2013, and 35% of the sales increase is due to the addition of 52 net new stores and 2 net new PetsHotels since July 29, 2012. Internet sales were not material to net sales or comparable store sales for the twenty-six weeks ended August 4, 2013, or July 29, 2012.

Comparable store sales growth was driven by higher average sales per comparable transaction and an increase in comparable transactions. Comparable transactions grew 0.9% for the twenty-six weeks ended August 4, 2013, and 3.1% for the twenty-six weeks ended July 29, 2012.

We implemented initiatives to increase traffic and continue to improve average sales per transaction. We expanded the space dedicated to certain brands of super-premium foods, including our proprietary brand Simply Nourish. We also introduced new formulations in both dog and cat foods across our top channel-exclusive brands, which further expanded the grain-free and high protein offerings. During the latter half of the twenty-six weeks ended August 4, 2013, we continued to see strength in our super-premium natural foods, as well as increased penetration and brand recognition in our exclusive and proprietary brands as a result of these initiatives. Additionally, we have seen stabilization in our premium science category with recent brand re-launches.

We expanded hardgoods with new brands of pet apparel and toys available exclusively at PetSmart, and refreshed the assortments of existing brands during the twenty-six weeks ended August 4, 2013. We also reset the space dedicated to reptiles, our fastest growing species in specialty. We focused on solutions in this space by improving adjacencies and layouts and adding educational signage to provide an easier shopping experience for our customers.

Additionally, we continued to enhance our website with richer content and better navigation, including new tools like our online Food Selector, which helps pet parents narrow our wide assortment down to choices that offer the best nutrition for their pets' unique health needs and preferences. During the twenty-six weeks ended August 4, 2013, we continued to make strides in our omni-channel efforts, including e-commerce, e-influence, and building new capabilities, with the goal of simplifying the shopping experience for our customers.

Services sales, which include training and day camp for dogs, professional grooming, and boarding, increased 6.6% to $396.3 million for the twenty-six weeks ended August 4, 2013, compared to $371.9 million for the twenty-six weeks ended July 29, 2012. Services sales represented 11.6% and 11.4% of net sales for the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively. During the twenty-six weeks ended August 4, 2013, we rolled out several new services offerings in the grooming salon such as new puppy bath packages and application of flea and tick solution. We also continued to develop our pipeline of innovative services and exclusive offerings that are integrated with our merchandise brands and supported by marketing. The increase in services sales is primarily due to continued strong demand for our grooming services, improved occupancy in our PetsHotels, and the addition of new stores and PetsHotels since July 29, 2012.

Other revenue included in net sales during the twenty-six weeks ended August 4, 2013, represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement which comprised 0.5% of net sales, or $18.5 million, compared to 0.6% of net sales, or $18.7 million, for the twenty-six weeks ended July 29, 2012.

Gross Profit
Gross profit increased 25 basis points to 30.6% of net sales for the twenty-six weeks ended August 4, 2013, from 30.3% for the twenty-six weeks ended July 29, 2012. Merchandise margin decreased by 30 basis points, while services margin contributed 20 basis points to the overall rate. Store occupancy costs and supply chain costs included in margin provided 20 basis points, and 15 basis points of leverage, respectively.

PetSmart, Inc. and Subsidiaries

Operating, General and Administrative Expenses
Operating, general and administrative expenses as a percentage of net sales decreased to 21.1% for the twenty-six weeks ended August 4, 2013, compared to 21.4% for the twenty-six weeks ended July 29, 2012. A one-time benefit from forfeitures on stock-based compensation expense, and other payroll-related cost savings, comprised a majority of the leverage.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $26.4 million during the twenty-six weeks ended August 4, 2013, compared to $28.4 million for the twenty-six weeks ended July 29, 2012. The decrease in interest expense was due to a decrease in capital lease obligations. Included in interest expense, net was interest income of $0.4 million and $0.7 million for the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively.

Income Tax Expense
For the twenty-six weeks ended August 4, 2013, the $110.0 million income tax expense represents an effective tax rate of 36.9% compared with the twenty-six weeks ended July 29, 2012, when we had income tax expense of $96.5 million, which represented an effective tax rate of 36.7%. The increase in the effective tax rate was primarily due to an increase in certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $7.8 million and $7.0 million for the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively, based on our 21.0% ownership in Banfield.

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

We finance our operations, new store and PetsHotel growth, store remodels, and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $234.0 million for the twenty-six weeks ended August 4, 2013, compared to $232.0 million for the twenty-six weeks ended July 29, 2012. The primary differences between the twenty-six weeks ended August 4, 2013, and July 29, 2012, include increased net income of $22.6 million, a decrease in excess tax benefits from stock-based compensation of $13.7 million, and an $11.1 million increase in accounts payable, offset by an increase in merchandise inventories of $45.4 million.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $50.8 million for the twenty-six weeks ended August 4, 2013, compared to $62.5 million for the twenty-six weeks ended July 29, 2012. The primary differences between the twenty-six weeks ended August 4, 2013, and July 29, 2012, were a decrease in purchases of property and equipment of $9.7 million and an increase in proceeds from sales of property and equipment of $7.6 million, offset by a decrease in proceeds from maturities of investments of $4.8 million.

Net cash used in financing activities was $234.2 million for the twenty-six weeks ended August 4, 2013, and consisted primarily of the cash paid for treasury stock, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans. Net cash used in financing activities for the twenty-six weeks ended July 29, 2012, was $230.2 million. The primary differences between the twenty-six weeks ended August 4, 2013, and the twenty-six weeks ended July 29, 2012, were a decrease in excess tax benefits from stock-based compensation of $13.7 million, a decrease in bank overdraft of $13.5 million, offset by a decrease in minimum statutory withholding requirements of $16.7 million and a decrease in cash dividends paid to

PetSmart, Inc. and Subsidiaries

stockholders of $13.5 million. Dividends declared in December are typically paid to stockholders in February of the following year, which was the case for the dividend declared on December 7, 2011. The Board of Directors approved the payment date for the dividend declared on December 7, 2012, to be accelerated to December 31, 2012.

Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened 25 new stores and closed 2 stores in the twenty-six weeks ended August 4, 2013. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $140 million to $150 million for 2013, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, including costs to fixture and equip a new distribution center in Bethel, Pennsylvania, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.

The following table presents our capital expenditures (in thousands):

	Twenty-Six Weeks Ended
	August 4, 2013	July 29, 2012
Capital Expenditures:
New stores	$10,929	$15,633
Store-related projects (1)	32,250	34,476
Information technology	7,807	16,245
Supply chain	10,120	4,420
Other	200	237
Total capital expenditures	$61,306	$71,011
____________

(1)	Includes store and grooming salon remodels, equipment replacement, relocations, and various merchandising projects, as well as building PetsHotels in new and existing locations.

Commitments
As of August 4, 2013, we had obligations to purchase $8.9 million of advertising through the remainder of 2013.

As of August 4, 2013, we had various commitments to purchase $29.1 million of merchandise from certain vendors through the remainder of 2013, and $31.1 million from 2014 through 2016.

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

PetSmart, Inc. and Subsidiaries

As of August 4, 2013, February 3, 2013, and July 29, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility, respectively.

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

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of August 4, 2013, February 3, 2013, and July 29, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the Stand-alone Letter of Credit Facility lender as of August 4, 2013, February 3, 2013, and July 29, 2012, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of August 4, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Share Purchase Program
The following tables present purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Program			August 4, 2013		July 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	730	$46,703
$525,000	June 2012	January 31, 2014	336	24,076	—	—
			336	$24,076	730	$46,703

			Twenty-Six Weeks Ended
Share Purchase Program			August 4, 2013		July 29, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	3,779	$221,611
$525,000	June 2012	January 31, 2014	3,072	204,076	—	—
			3,072	$204,076	3,779	$221,611

As of August 4, 2013, $142.9 million remained available under the $525.0 million program.

Dividends
During the twenty-six weeks ended August 4, 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013

Related Party Transactions
We have an investment in Banfield which is accounted for using the equity method of accounting. As of August 4, 2013, February 3, 2013, and July 29, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock.

PetSmart, Inc. and Subsidiaries

Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $4.1 million and $4.3 million for the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively, and $7.8 million and $7.0 million for the twenty-six weeks ended August 4, 2013, and July 29, 2012, respectively. During the twenty-six weeks ended August 4, 2013, and July 29, 2012, we received dividends from Banfield of $18.0 million and $13.9 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $8.8 million and $9.4 million during the thirteen weeks ended August 4, 2013, and July 29, 2012, respectively, and $18.5 million and $18.7 million during the twenty-six weeks ended August 4, 2013, and July 29, 2012, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.2 million, and $3.4 million at August 4, 2013, February 3, 2013, and July 29, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Our master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.

Seasonality and Inflation
Our business is subject to seasonal fluctuations. We typically realize a higher portion of our net sales and operating profits during the fourth quarter due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of sales than mature stores, new store openings will also contribute to lower store operating margins until these stores become established.

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

Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Act.” We expect to be in compliance with the law in 2014 and intend to be in compliance with the employer mandate portion of the Act, which is effective in 2015. We do not expect the impact on our condensed consolidated financial statements to be material.

PetSmart, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 4, 2013, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2013. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 3, 2013.

Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 4, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended August 4, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of August 4, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the lawsuit against us captioned Negrete, et al. v. PetSmart, Inc., originally filed in September 2012, in California Superior Court for the County of Shasta, and previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013 (the "2012 Form 10-K") and our Quarterly Report on Form 10-Q for the period ended May 5, 2013 (the "Q1 2013 Form 10-Q"). As previously disclosed, the plaintiff in that proceeding, a former groomer, seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

On June 14, 2013, we removed the Negrete case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California so that it could be consolidated with the lawsuit captioned Moore, et al. v. PetSmart, Inc., et. al. (which was also previously disclosed in our 2012 Form 10-K and Q1 2013 Form 10-Q). That motion is currently pending.

As previously disclosed, the Moore proceeding was filed in May 2012, in the California Superior Court for the County of Alameda, and PetSmart removed it to the United States District Court for the Northern District of California. The Moore complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

Except as noted above, there have not been any material developments in any legal proceedings previously reported in our 2012 Form 10-K or 2013 Form 10-Q filings. See Item 1 of Part I, "Financial Statements - Note 11 - Commitments and Contingencies - Litigation and Settlements" of this Quarterly Report on Form 10-Q for information concerning previously reported proceedings. We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors,” in our Annual Report on Form 10-K for the year ended February 3, 2013, which could materially affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended August 4, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
May 6, 2013 to June 2, 2013	—	$—	—	$166,941,000
June 3, 2013 to July 7, 2013	—	$—	—	$166,941,000
July 8, 2013 to August 4, 2013	336,210	$71.61	336,210	$142,865,000
Thirteen Weeks Ended August 4, 2013	336,210	$71.61	336,210	$142,865,000
__________

(1)	In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014.

PetSmart, Inc. and Subsidiaries

Item 6. Exhibits
(a) Exhibits

Exhibit 10.1+
PetSmart Amended and Restated Executive Short-Term Incentive Plan (previously filed as Appendix A to the Company's Definitive Proxy Statement filed with the SEC on May 3, 2013, and incorporated herein by reference).

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

PetSmart, Inc.
(Registrant)

/s/ Carrie W. Teffner
Date:	August 29, 2013	Carrie W. Teffner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)