Form 10-Q
period 2013-11-03
PETSMART INC
filed 2013-11-27
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 3, 2013
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
Common Stock, $.0001 Par Value, 103,729,991 Shares at November 15, 2013

PetSmart, Inc. and Subsidiaries
INDEX

Page Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of November 3, 2013, February 3, 2013, and October 28, 2012	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and thirty-nine weeks ended November 3, 2013, and October 28, 2012	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 3, 2013, and October 28, 2012	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	14
Item 3. Quantitative and Qualitative Disclosures About Market Risk	24
Item 4. Controls and Procedures	24
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	25
Item 1A. Risk Factors	26
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26
Item 6. Exhibits	27
Signatures	28

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of November 3, 2013 and October 28, 2012, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
November 27, 2013

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	November 3, 2013	February 3, 2013	October 28, 2012
ASSETS
Cash and cash equivalents	$295,868	$335,155	$298,090
Short-term investments	1,967	9,150	13,862
Restricted cash	71,226	71,916	71,916
Receivables, net	52,576	72,198	49,811
Merchandise inventories	797,533	679,090	765,831
Deferred income taxes	62,859	62,859	51,381
Prepaid expenses and other current assets	118,757	86,768	111,164
Total current assets	1,400,786	1,317,136	1,362,055
Property and equipment, net	956,653	985,707	997,361
Equity investment in Banfield	30,326	39,934	35,412
Deferred income taxes	101,321	102,992	85,308
Goodwill	42,951	44,242	44,248
Other noncurrent assets	63,945	46,970	44,623
Total assets	$2,595,982	$2,536,981	$2,569,007
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$240,603	$202,122	$266,708
Accrued payroll, bonus and employee benefits	164,111	176,082	161,030
Accrued occupancy expenses and deferred rents	79,716	70,671	74,106
Current maturities of capital lease obligations	66,517	61,581	60,023
Other current liabilities	208,133	244,436	181,381
Total current liabilities	759,080	754,892	743,248
Capital lease obligations	453,620	464,578	475,552
Deferred rents	67,439	73,855	75,948
Other noncurrent liabilities	110,769	120,064	117,248
Total liabilities	1,390,908	1,413,389	1,411,996
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 169,083, 167,209 and 166,797 shares issued	17	17	17
Additional paid-in capital	1,504,135	1,418,411	1,393,158
Retained earnings	2,061,254	1,827,996	1,711,574
Accumulated other comprehensive income	2,082	5,506	5,600
Less: Treasury stock, at cost, 65,356, 61,879 and 59,324 shares	(2,362,414)	(2,128,338)	(1,953,338)
Total stockholders’ equity	1,205,074	1,123,592	1,157,011
Total liabilities and stockholders’ equity	$2,595,982	$2,536,981	$2,569,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Merchandise sales	$1,500,443	$1,444,683	$4,502,272	$4,303,625
Services sales	184,190	175,018	580,474	546,899
Other revenue	10,535	9,810	29,015	28,547
Net sales	1,695,168	1,629,511	5,111,761	4,879,071
Cost of merchandise sales	1,045,743	1,008,278	3,123,671	2,989,671
Cost of services sales	133,917	128,911	409,136	392,152
Cost of other revenue	10,535	9,810	29,015	28,547
Total cost of sales	1,190,195	1,146,999	3,561,822	3,410,370
Gross profit	504,973	482,512	1,549,939	1,468,701
Operating, general and administrative expenses	352,304	342,958	1,073,202	1,038,736
Operating income	152,669	139,554	476,737	429,965
Interest expense, net	(12,930)	(13,375)	(38,926)	(41,054)
Income before income tax expense and equity income from Banfield	139,739	126,179	437,811	388,911
Income tax expense	(51,054)	(48,335)	(161,094)	(144,840)
Equity income from Banfield	3,536	4,472	11,287	11,448
Net income	92,221	82,316	288,004	255,519
Other comprehensive income, net of income tax:
Foreign currency translation adjustments	(390)	289	(3,407)	124
Other	(3)	(11)	(17)	(14)
Comprehensive income	$91,828	$82,594	$284,580	$255,629
Earnings per common share:
Basic	$0.89	$0.76	$2.78	$2.36
Diluted	$0.88	$0.75	$2.75	$2.32
Weighted average shares outstanding:
Basic	103,957	107,719	103,579	108,303
Diluted	104,753	109,333	104,637	110,117
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$288,004	$255,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,794	179,497
Loss on disposal of property and equipment	1,914	4,784
Stock-based compensation expense	21,353	21,664
Deferred income taxes	3,489	8,098
Equity income from Banfield	(11,287)	(11,448)
Dividend received from Banfield	20,895	13,860
Excess tax benefits from stock-based compensation	(24,291)	(38,051)
Non-cash interest expense	459	702
Changes in assets and liabilities:
Merchandise inventories	(119,702)	(120,835)
Other assets	(19,361)	(42,210)
Accounts payable	39,036	62,574
Accrued payroll, bonus and employee benefits	(11,729)	2,914
Other liabilities	(24,301)	27,710
Net cash provided by operating activities	341,273	364,778
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(12,526)	(4,027)
Proceeds from maturities of investments	8,995	16,825
Proceeds from sales of investments	580	2,308
Decrease (Increase) in restricted cash	690	(1,727)
Cash paid for property and equipment	(112,435)	(110,658)
Proceeds from sales of property and equipment	8,915	2,484
Net cash used in investing activities	(105,781)	(94,795)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	46,247	43,465
Minimum statutory withholding requirements	(5,772)	(22,968)
Cash paid for treasury stock	(255,404)	(281,611)
Payments of capital lease obligations	(54,045)	(47,896)
Change in bank overdraft and other financing activities	6,818	4,898
Excess tax benefits from stock-based compensation	24,291	38,051
Cash dividends paid to stockholders	(34,147)	(48,683)
Net cash used in financing activities	(272,012)	(314,744)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(2,767)	(41)
DECREASE IN CASH AND CASH EQUIVALENTS	(39,287)	(44,802)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335,155	342,892
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$295,868	$298,090

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$39,228	$41,243
Income taxes paid, net of refunds	$208,129	$160,005
Assets acquired using capital lease obligations	$47,998	$22,956
Accruals and accounts payable for capital expenditures	$26,202	$24,360
Dividends declared but unpaid	$20,941	$17,983
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

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we,” or “us”), is the leading specialty provider of products, services, and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various pet services including training and day camp for dogs, professional grooming, and boarding. We also offer pet products through our website, PetSmart.com. As of November 3, 2013, we operated 1,314 stores and had full-service veterinary hospitals in 839 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 832 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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

Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended November 3, 2013, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2013, a 52-week year, ends on February 2, 2014, while fiscal 2012, a 53-week year, ended on February 3, 2013. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.

Note 2 — Correction to the Condensed Consolidated Statement of Cash Flows
The Condensed Consolidated Statement of Cash Flows for the thirty-nine weeks ended October 28, 2012, has been adjusted from amounts previously reported to reflect a correction to the excess tax benefits from stock-based compensation included in cash flows from operating activities and cash flows from financing activities. This was due to the exclusion of the amount of excess tax benefits relating to restricted stock awards and performance share units that should have been included. The correction resulted in a decrease to net cash provided by operating activities and a corresponding decrease to net cash used in financing activities. The correction is not material to our previously issued condensed consolidated financial statements.
The following table reflects the effects on the financial statement line items of the Condensed Consolidated Statement of Cash Flows (in thousands):

	Thirty-Nine Weeks Ended October 28, 2012
	As Reported	Correction	Adjusted
Excess tax benefits from stock-based compensation included in operating activities	$(16,239)	$(21,812)	$(38,051)
Net cash provided by operating activities	386,590	(21,812)	364,778
Excess tax benefits from stock-based compensation included in financing activities	16,239	21,812	38,051
Net cash used in financing activities	(336,556)	21,812	(314,744)
Decrease in cash and cash equivalents	(44,802)	—	(44,802)

Note 3 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders' equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Deferred tax (expense) benefit on translation adjustments	$(109)	$(185)	$1,819	$(79)
Transaction loss	(259)	(153)	(891)	(195)

The carrying value of goodwill changed due to the impact of foreign currency translation adjustments during the thirteen and thirty-nine weeks ended November 3, 2013, and October 28, 2012.

Note 4 — Investments
Short-term Investments
At November 3, 2013, February 3, 2013, and October 28, 2012, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at November 3, 2013, February 3, 2013, and October 28, 2012. The amortized cost basis at November 3, 2013, February 3, 2013, and October 28, 2012, was $1.9 million, $9.1 million, and $13.7 million, respectively. Unrealized gains and losses are included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Investments in Negotiable Certificates of Deposit
At November 3, 2013, February 3, 2013, and October 28, 2012, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	November 3, 2013	February 3, 2013	October 28, 2012
Prepaid expenses and other current assets	$8,447	$2,571	$5,366
Noncurrent assets	4,320	240	730

The aggregate fair value of our investments in NCDs was $12.8 million, $2.8 million, and $6.1 million at November 3, 2013, February 3, 2013, and October 28, 2012, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized gains and losses for the thirteen and thirty-nine weeks ended November 3, 2013, and October 28, 2012, were immaterial.

Equity Investment in Banfield
Our investment in Banfield is accounted for using the equity method of accounting. As of November 3, 2013, February 3, 2013, and October 28, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	November 3, 2013	February 3, 2013	October 28, 2012
Current assets	$446,275	$429,787	$432,472
Noncurrent assets	165,959	141,209	144,345
Current liabilities	481,889	388,729	412,100
Noncurrent liabilities	26,994	16,508	24,731

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net sales	$237,697	$209,492	$695,187	$615,545
Income from operations	30,177	35,818	94,401	93,684
Net income	16,838	21,293	53,746	54,519

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.5 million and $9.8 million during the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively, and $29.0 million and $28.5 million during the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million, $3.2 million, and $3.2 million at November 3, 2013, February 3, 2013, and October 28, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Note 5 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	November 3, 2013	February 3, 2013	October 28, 2012
Total remaining gross occupancy costs	$15,653	$22,699	$24,639
Less:
Expected sublease income	(9,617)	(13,117)	(13,823)
Interest costs	(390)	(856)	(938)
Reserve for closed stores	$5,646	$8,726	$9,878

Current portion, included in other current liabilities	2,785	3,466	3,828
Noncurrent portion, included in other noncurrent liabilities	2,861	5,260	6,050
Reserve for closed stores	$5,646	$8,726	$9,878

The activity related to the reserve for closed stores was as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Opening balance	$6,348	$7,786	$8,726	$10,007
Provision for new store closures	502	2,960	1,171	5,125
Lease terminations	—	—	—	(584)
Changes in sublease assumptions	182	267	(313)	98
Other charges	51	120	221	290
Payments	(1,437)	(1,255)	(4,159)	(5,058)
Ending balance	$5,646	$9,878	$5,646	$9,878

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Basic	103,957	107,719	103,579	108,303
Dilutive stock-based compensation awards	796	1,614	1,058	1,814
Diluted	104,753	109,333	104,637	110,117

Certain stock-based compensation awards representing 0.3 million and 0.6 million shares of common stock in the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively, and 0.3 million and 0.5 million shares of common stock in the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 7 — Stockholders’ Equity
Share Purchase Programs
In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and is in addition to any unused amount remaining under the previous $525.0 million program. As of November 3, 2013, $647.9 million remained available under these programs.

The following tables present purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			November 3, 2013		October 28, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	816	$56,941
$525,000	June 2012	January 31, 2014	405	30,000	44	3,059
$535,000	September 2013	January 31, 2015	—	—	—	—
			405	$30,000	860	$60,000

			Thirty-Nine Weeks Ended
Share Purchase Programs			November 3, 2013		October 28, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	4,594	$278,553
$525,000	June 2012	January 31, 2014	3,477	234,076	44	3,059
$535,000	September 2013	January 31, 2015	—	—	—	—
			3,477	$234,076	4,638	$281,612

Dividends
During the thirty-nine weeks ended November 3, 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013
September 25, 2013	$0.195	November 1, 2013	November 15, 2013

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 8 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Stock options expense	$3,946	$2,823	$8,938	$8,166
Restricted stock expense	1,844	1,193	5,300	3,618
Performance share unit expense	2,674	3,020	7,115	9,880
Stock-based compensation expense – equity awards	8,464	7,036	21,353	21,664
Management equity unit expense	524	1,460	3,844	8,791
Total stock-based compensation expense	$8,988	$8,496	$25,197	$30,455
Tax benefit	$3,469	$3,146	$9,718	$11,377

At November 3, 2013, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $39.5 million and is expected to be recognized over a weighted average period of 2.0 years. At November 3, 2013, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $1.5 million and is expected to be recognized over a weighted average period of 0.4 years.

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
In July 2013, the Financial Accounting Standards Board, or “FASB,” issued an accounting standards update on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. We have accordingly presented applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of November 3, 2013. These amounts are presented in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of February 3, 2013, and October 28, 2012. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

Note 10 — Credit Facilities
As of November 3, 2013, February 3, 2013, and October 28, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our $100.0 million revolving credit facility, respectively.

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our $100.0 million stand-alone letter of credit facility as of November 3, 2013, February 3, 2013, and October 28, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the stand-alone letter of credit facility lender as of November 3, 2013, February 3, 2013, and October 28, 2012, respectively.

Our revolving credit facility and stand-alone letter of credit facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of November 3, 2013, we were in compliance with the terms and covenants of our revolving credit facility and stand-alone letter of credit facility. The revolving credit facility and stand-alone letter of credit facility are secured by substantially all our financial assets.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 11 — Commitments and Contingencies
Advertising Purchase Commitments
As of November 3, 2013, we had obligations to purchase $19.9 million of advertising through the remainder of 2013, and$30.5 million in 2014.

Product Purchase Commitments
As of November 3, 2013, we had various commitments to purchase $19.6 million of merchandise from certain vendors through the remainder of 2013, and $31.1 million from 2014 through 2016.

Litigation and Settlements
We are involved in the legal proceedings described below and are subject to other claims and litigation arising in the normal course of our business. We have made accruals with respect to certain of these matters, where appropriate, that are reflected in our condensed consolidated financial statements but are not, individually or in the aggregate, considered material. For other matters, we have not made accruals because we have not yet determined that a loss is probable or because the amount of loss cannot be reasonably estimated. While the ultimate outcome of the matters described below cannot be determined, we currently do not expect that these proceedings and claims, individually or in the aggregate, will have a material effect on our consolidated financial position, results of operations, or cash flows. The outcome of any litigation is inherently uncertain, however, and if decided adversely to us, or if we determine that settlement of particular litigation is appropriate, we may be subject to liability that could have a material adverse effect on our consolidated financial position, results of operations, or cash flows. Accordingly, we disclose matters below for which a material loss is reasonably possible. In each case, however, we have either determined that the range of loss is not reasonably estimable or that any reasonably estimable range of loss is not material to our condensed consolidated financial statements.

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers and similarly situated employees. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The plaintiffs filed a motion for conditional certification in September 2013, which is currently pending.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California so that it could be consolidated with the Moore, et al. v. PetSmart, Inc., et al. case discussed above. That motion was granted.

On December 14, 2012, a group of four former managers filed a lawsuit against us captioned Miller, et al. v. PetSmart, Inc. in the United States District Court for the Eastern District of California. The plaintiffs seek to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008, to the present for alleged unreimbursed mileage expenses. The lawsuit sought compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief. The case was dismissed in September 2013, without prejudice to the class claims, but with prejudice to the individual plaintiffs' claims.

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

On February 20, 2013, a former employee filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The complaint seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed upon their separations. The complaint challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The complaint also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination.
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

PetSmart, Inc. and Subsidiaries

Overview
Based on our 2012 net sales of $6.8 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of November 3, 2013, we operated 1,314 stores, and we plan to continue our store growth during the remainder of 2013. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 10,000 additional items on our website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of pet services, including training and day camp for dogs, professional grooming, and boarding. All our stores feature pet styling salons that provide high-quality grooming services and offer comprehensive pet training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of November 3, 2013, we operated 196 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of November 3, 2013, full-service veterinary hospitals were in 839 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 832 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the volatility in the macro-economy. However, we believe we have a competitive advantage in our solutions for the Total Lifetime CareSM of pets, including pet services and proprietary brands, which we think cannot be easily duplicated. Additionally, we consider our consolidated cash flow from operations and consolidated cash on hand to be adequate to meet our operating, investing, and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock.

Executive Summary

•
Diluted earnings per common share increased 17.3% to $0.88 on net income of $92.2 million, for the thirteen weeks ended November 3, 2013, compared to diluted earnings per common share of $0.75 on net income of $82.3 million for the thirteen weeks ended October 28, 2012. Diluted earnings per common share were $2.75 and $2.32 for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively.

•
Net sales increased 4.0% to $1.7 billion for the thirteen weeks ended November 3, 2013, compared to $1.6 billion for the thirteen weeks ended October 28, 2012. The increase in net sales for the thirteen weeks ended November 3, 2013, included an unfavorable impact from foreign currency fluctuations of $4.9 million. Net sales increased 4.8% to $5.1 billion for the thirty-nine weeks ended November 3, 2013, compared to $4.9 billion for the thirty-nine weeks ended October 28, 2012. The increase in net sales for the thirty-nine weeks ended November 3, 2013, included an unfavorable impact from foreign currency fluctuations of $8.2 million.

•
Comparable store sales, or sales in stores open at least one year, increased 2.7% and 3.2% for the thirteen and thirty-nine weeks ended November 3, 2013. Internet sales are included in comparable store sales.

•
Services sales increased 5.2% to $184.2 million for the thirteen weeks ended November 3, 2013, compared to $175.0 million for the thirteen weeks ended October 28, 2012. Services sales increased 6.1% to $580.5 million for the thirty-nine weeks ended November 3, 2013, compared to $546.9 million for the thirty-nine weeks ended October 28, 2012.

•
As of November 3, 2013, we had $295.9 million in cash and cash equivalents and $71.2 million in restricted cash. We did not borrow against our revolving credit facility during the thirty-nine weeks ended November 3, 2013.

•
We purchased 0.4 million shares of our common stock for $30.0 million during the thirteen weeks ended November 3, 2013, and 3.5 million shares of our common stock for $234.1 million during the thirty-nine weeks ended November 3, 2013.

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

Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or “FASB,” issued an accounting standards update on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. We have accordingly presented applicable uncertain tax positions as reductions to deferred income tax assets in the Condensed Consolidated Balance Sheet as of November 3, 2013. These amounts are presented in other current liabilities and other noncurrent liabilities in the Condensed Consolidated Balance Sheets as of February 3, 2013, and October 28, 2012. The adoption of the new guidance did not have a material impact on our condensed consolidated financial statements.

Results of Operations
The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3, 2013	October 28, 2012	November 3, 2013	October 28, 2012
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	70.2	70.4	69.7	69.9
Gross profit	29.8	29.6	30.3	30.1
Operating, general and administrative expenses	20.8	21.0	21.0	21.3
Operating income	9.0	8.6	9.3	8.8
Interest expense, net	(0.8)	(0.8)	(0.8)	(0.8)
Income before income tax expense and equity income from Banfield	8.2	7.8	8.5	8.0
Income tax expense	(3.0)	(3.0)	(3.2)	(3.0)
Equity income from Banfield	0.2	0.3	0.2	0.2
Net income	5.4%	5.1%	5.5%	5.2%

Thirteen Weeks Ended November 3, 2013, Compared to the Thirteen Weeks Ended October 28, 2012
Net Sales
Net sales increased 4.0% to $1.7 billion for the thirteen weeks ended November 3, 2013, compared to $1.6 billion for the thirteen weeks ended October 28, 2012. The increase in net sales for the thirteen weeks ended November 3, 2013, included an unfavorable impact from foreign currency fluctuations of $4.9 million. Approximately 65% of the sales increase is due to a 2.7% increase in comparable store sales for the thirteen weeks ended November 3, 2013, and 35% of the sales increase is due to the addition of 45 net new stores and 1 net new PetsHotel since October 28, 2012. Internet sales, which are included in comparable store sales, were not material to net sales or comparable store sales for the thirteen weeks ended November 3, 2013, or October 28, 2012.

Comparable store sales is comprised of average sales per comparable transaction and comparable transactions. Average sales per comparable transaction grew by 2.5% and 4.2% for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively. Comparable transactions grew 0.2% and 2.3% for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively.

PetSmart, Inc. and Subsidiaries

During the thirteen weeks ended November 3, 2013, we continued to see strength in our natural foods, and stabilization in the science category in both dog and cat foods across top channel-exclusive brands. Additionally, we expanded the assortment of natural chews and treats, as well as channel-exclusive treats. In hardgoods, we focused on innovation and newness and continued to build our portfolio of exclusive and proprietary brands across key categories.

Services sales, which include training and day camp for dogs, professional grooming, and boarding, increased 5.2% to $184.2 million for the thirteen weeks ended November 3, 2013, compared to $175.0 million for the thirteen weeks ended October 28, 2012. Services sales represented 10.9% and 10.7% of net sales for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services and PetsHotels, and the addition of new stores since October 28, 2012. In order to support continued strength in services, we have built a portfolio of add-on packages and upgrades, including customizable and seasonal packages with tie-ins to key exclusive brands.

Other revenue included in net sales during the thirteen weeks ended November 3, 2013, which represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $10.5 million, compared to 0.6% of net sales, or $9.8 million, for the thirteen weeks ended October 28, 2012.

Gross Profit
Gross profit increased 20 basis points to 29.8% of net sales for the thirteen weeks ended November 3, 2013, from 29.6% for the thirteen weeks ended October 28, 2012. The increase was primarily driven by services leverage.

Operating, General and Administrative Expenses
Operating, general and administrative expenses as a percentage of net sales decreased to 20.8% for the thirteen weeks ended November 3, 2013, compared to 21.0% for the thirteen weeks ended October 28, 2012. The improvement was primarily driven by a decrease in payroll-related benefit costs.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.1 million during the thirteen weeks ended November 3, 2013, compared to $13.7 million for the thirteen weeks ended October 28, 2012. The decrease in interest expense was due to more store capital leases entering the latter part of their lease lives. Included in interest expense, net was interest income of $0.2 million and $0.3 million for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively.

Income Tax Expense
For the thirteen weeks ended November 3, 2013, the $51.1 million income tax expense represents an effective tax rate of 36.5% compared with the thirteen weeks ended October 28, 2012, when we had income tax expense of $48.3 million, which represented an effective tax rate of 38.3%. The decrease in the effective tax rate was primarily due to a tax deductible dividend received from Banfield during the thirteen weeks ended November 3, 2013, and a decrease in certain state tax liabilities. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $3.5 million and $4.5 million for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively, based on our 21.0% ownership in Banfield.

Thirty-Nine Weeks Ended November 3, 2013, Compared to the Thirty-Nine Weeks Ended October 28, 2012
Net Sales
Net sales increased 4.8% to $5.1 billion for the thirty-nine weeks ended November 3, 2013, compared to $4.9 billion for the thirty-nine weeks ended October 28, 2012. The increase in net sales for the thirty-nine weeks ended November 3, 2013, included an unfavorable impact from foreign currency fluctuations of $8.2 million. Approximately 65% of the sales increase is due to a 3.2% increase in comparable store sales for the thirty-nine weeks ended November 3, 2013, and 35% of the sales increase is due to the addition of 45 net new stores and 1 net new PetsHotel since October 28, 2012. Internet sales, which are included in comparable store sales, were not material to net sales or comparable store sales for the thirty-nine weeks ended November 3, 2013, or October 28, 2012.

PetSmart, Inc. and Subsidiaries

Comparable store sales is comprised of average sales per comparable transaction and comparable transactions. Average sales per comparable transaction grew by 2.5% and 4.1% for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively. Comparable transactions grew 0.7%, and 2.9% for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively.

We implemented initiatives to drive traffic and average sales per transaction. We expanded the space dedicated to certain brands of natural foods, including our proprietary brand Simply Nourish. We also introduced new formulations in both dog and cat foods across our top channel-exclusive brands, which further expanded the grain-free and high protein offerings. During the latter half of the thirty-nine weeks ended November 3, 2013, we expanded the assortment of natural chews and treats, as well as channel-exclusive treats. We continued to see strength in our natural foods, and stabilization in the science category in both dog and cat foods across top channel-exclusive brands, as a result of these initiatives.

In hardgoods, we introduced new brands of pet apparel and toys available exclusively at PetSmart, and refreshed the assortments of existing brands during the thirty-nine weeks ended November 3, 2013. We focused on innovation and newness in hardgoods, and continued to build our portfolio of exclusive and proprietary brands across key categories. We also reset the space dedicated to reptiles, our fastest growing species in specialty. We focused on solutions in this space by improving adjacencies and layouts and adding educational signage to provide an easier shopping experience for our customers.

Services sales, which include training and day camp for dogs, professional grooming, and boarding, increased 6.1% to $580.5 million for the thirty-nine weeks ended November 3, 2013, compared to $546.9 million for the thirty-nine weeks ended October 28, 2012. Services sales represented 11.4% and 11.2% of net sales for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively. The increase in services sales is primarily due to continued strong demand for our grooming services and PetsHotels, and the addition of new stores since October 28, 2012. During the thirty-nine weeks ended November 3, 2013 we rolled out several new services offerings in the grooming salon, such as new puppy bath packages and application of flea and tick solution. We also continued to develop our pipeline of innovative services and exclusive offerings that are integrated with our merchandise brands and supported by marketing.

Other revenue included in net sales during the thirty-nine weeks ended November 3, 2013, which represents license fees and reimbursements for utilities and specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $29.0 million, compared to 0.6% of net sales, or $28.5 million, for the thirty-nine weeks ended October 28, 2012.

Gross Profit
Gross profit increased 20 basis points to 30.3% of net sales for the thirty-nine weeks ended November 3, 2013, from 30.1% for the thirty-nine weeks ended October 28, 2012. Services margin increased by 20 basis points, while merchandise margin decreased by 25 basis points. Store occupancy costs and supply chain costs included in margin provided 15 basis points, and 10 basis points of leverage, respectively.

Operating, General and Administrative Expenses
Operating, general and administrative expenses as a percentage of net sales decreased to 21.0% for the thirty-nine weeks ended November 3, 2013, compared to 21.3% for the thirty-nine weeks ended October 28, 2012. The improvement was driven by a decrease in payroll-related benefit costs. This was partially offset by increased advertising spend in support of our sales initiatives and an increase in professional fees.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $39.5 million during the thirty-nine weeks ended November 3, 2013, compared to $42.1 million for the thirty-nine weeks ended October 28, 2012. The decrease in interest expense was due to more store capital leases entering the latter part of their lease lives. Included in interest expense, net was interest income of $0.6 million and $1.0 million for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively.

PetSmart, Inc. and Subsidiaries

Income Tax Expense
For the thirty-nine weeks ended November 3, 2013, the $161.1 million income tax expense represents an effective tax rate of 36.8% compared with the thirty-nine weeks ended October 28, 2012, when we had income tax expense of $144.8 million, which represented an effective tax rate of 37.2%. The decrease in the effective tax rate was primarily due to an increase in tax deductible dividends received from Banfield. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $11.3 million and $11.4 million for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively, based on our 21.0% ownership in Banfield.

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

We finance our operations, new store and PetsHotel growth, store remodels, and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $341.3 million for the thirty-nine weeks ended November 3, 2013, compared to $364.8 million for the thirty-nine weeks ended October 28, 2012. Cash provided by operating activities decreased due to changes in accounts payable, current liabilities for income taxes payable, and accrued payroll, bonus, and employee benefits balances of $23.5 million, $20.5 million, and $14.6 million, respectively. This was offset by a $32.5 million increase in net income for the thirty-nine weeks ended November 3, 2013, as compared to the thirty-nine weeks ended October 28, 2012.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $105.8 million for the thirty-nine weeks ended November 3, 2013, compared to $94.8 million for the thirty-nine weeks ended October 28, 2012. The primary differences between the thirty-nine weeks ended November 3, 2013, and October 28, 2012, were an increase in purchases of investments of $8.5 million, lower proceeds from maturities of investments of $7.8 million, partially offset by an increase in proceeds from sales of property and equipment of $6.4 million.

Net cash used in financing activities was $272.0 million for the thirty-nine weeks ended November 3, 2013, and consisted primarily of the cash paid for treasury stock, payments on capital lease obligations, offset by net proceeds from common stock issued under equity incentive plans. Net cash used in financing activities for the thirty-nine weeks ended October 28, 2012, was $314.7 million. The primary differences between the thirty-nine weeks ended November 3, 2013, and the thirty-nine weeks ended October 28, 2012, were a decrease in cash paid for treasury stock of $26.2 million and a decrease in cash dividends paid to stockholders of $14.5 million. Dividends declared in December are typically paid to stockholders in February of the following year, which was the case for the dividend declared on December 7, 2011. The Board of Directors approved the payment date for the dividend declared on December 7, 2012, to be accelerated to December 31, 2012.

Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened 41 new stores and closed 5 stores in the thirty-nine weeks ended November 3, 2013. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $140 million to $150 million for 2013, based on our plan to continue our store growth, remodel or

PetSmart, Inc. and Subsidiaries

replace certain store assets, enhance our supply chain, including costs to fixture and equip a new distribution center in Bethel, Pennsylvania, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.

Commitments
As of November 3, 2013, we had obligations to purchase $19.9 million of advertising through the remainder of 2013, and $30.5 million in 2014.

As of November 3, 2013, we had various commitments to purchase $19.6 million of merchandise from certain vendors through the remainder of 2013, and $31.1 million from 2014 through 2016.

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

As of November 3, 2013, February 3, 2013, and October 28, 2012, we had no borrowings and $17.9 million, $17.9 million, and $24.4 million in stand-by letter of credit issuances under our Revolving Credit Facility, respectively.

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

We had $69.2 million, $69.8 million, and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of November 3, 2013, February 3, 2013, and October 28, 2012, respectively. We had $71.2 million, $71.9 million, and $71.9 million in restricted cash on deposit with the Stand-alone Letter of Credit Facility lender as of November 3, 2013, February 3, 2013, and October 28, 2012, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of November 3, 2013, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

PetSmart, Inc. and Subsidiaries

Share Purchase Programs
In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and is in addition to any unused amount remaining under the previous $525.0 million program. As of November 3, 2013, $647.9 million remained available under these programs.

The following tables present purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			November 3, 2013		October 28, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	816	$56,941
$525,000	June 2012	January 31, 2014	405	30,000	44	3,059
$535,000	September 2013	January 31, 2015	—	—	—	—
			405	$30,000	860	$60,000

			Thirty-Nine Weeks Ended
Share Purchase Programs			November 3, 2013		October 28, 2012
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$450,000	June 2011	January 31, 2013	—	$—	4,594	$278,553
$525,000	June 2012	January 31, 2014	3,477	234,076	44	3,059
$535,000	September 2013	January 31, 2015	—	—	—	—
			3,477	$234,076	4,638	$281,612

Dividends
During the thirty-nine weeks ended November 3, 2013, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013
September 25, 2013	$0.195	November 1, 2013	November 15, 2013

Related Party Transactions
Our investment in Banfield is accounted for using the equity method of accounting. As of November 3, 2013, February 3, 2013, and October 28, 2012, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock.

Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $3.5 million and $4.5 million for the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively, and $11.3 million and $11.4 million for the thirty-nine weeks ended November 3, 2013, and October 28, 2012, respectively. During the thirty-nine weeks ended November 3, 2013, and October 28, 2012, we received dividends from Banfield of $20.9 million and $13.9 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.5 million and $9.8 million during the thirteen weeks ended November 3, 2013, and October 28, 2012, respectively, and $29.0 million and $28.5 million during the thirty-nine weeks ended November 3, 2013, and October 28, 2012, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million, $3.2 million, and $3.2 million at November 3, 2013, February 3, 2013, and October 28, 2012, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

PetSmart, Inc. and Subsidiaries

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

PetSmart, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 3, 2013, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 3, 2013. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 3, 2013.

Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 3, 2013. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended November 3, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of November 3, 2013, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
Reference is made to the lawsuit against us captioned Negrete, et al. v. PetSmart, Inc., originally filed in September 2012, in the California Superior Court for the County of Shasta, and previously disclosed in our Annual Report on Form 10-K for the fiscal year ended February 3, 2013, (the "2012 Form 10-K") and our Quarterly Reports on Form 10-Q for the periods ended May 5, 2013, and August 4, 2013, (collectively the "2013 Form 10-Q Filings"). As previously disclosed, the plaintiff in that proceeding, a former groomer, seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief.

On June 14, 2013, we removed the Negrete case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California so that it could be consolidated with the lawsuit captioned Moore, et al. v. PetSmart, Inc., et al., which was also previously disclosed in our 2012 Form 10-K and 2013 Form 10-Q Filings. That motion was granted during the thirteen weeks ended November 3, 2013.

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

Reference is made to the lawsuit against us captioned McKee, et al. v. PetSmart, Inc., which was filed in September 2012 by a former associate in the United States District court for the District of Delaware. As previously disclosed in the 2012 Form 10-K, and the 10-Q filing for the period ended May 5, 2013, the case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers and similarly situated employees. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The plaintiffs filed a motion for conditional certification, which is currently pending.

Reference is made to the lawsuit against us captioned Miller, et al. v. PetSmart, Inc., filed in December 2012 by a group of four former managers in the United States District Court for the Eastern District of California, and previously disclosed in the 2012 Form 10-K, and the Form 10-Q filing for the period ended May 5, 2013. As previously disclosed, the plaintiffs sought to assert claims on behalf of hourly and exempt store management personnel from December 14, 2008, to the present for alleged unreimbursed mileage expenses. The lawsuit sought compensatory damages, statutory penalties, and other relief, including attorneys’ fees, costs, and injunctive relief. The case was dismissed in September 2013, without prejudice to the class claims, but with prejudice to the individual plaintiffs' claims.

Reference is made to the lawsuit against us captioned Pace v. PetSmart, Inc., originally filed in February 2013 in the Superior Court of California for the County of Orange by a former employee and previously disclosed in the Form 10-Q filing for the period ended May 5, 2013. We removed the case to the United States District Court for the Central District of California. As previously disclosed, the complaint seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed upon their separations. The complaint challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. On May 14, 2013, as well as on June 4, 2013, the complaint was amended to also assert claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended November 3, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
August 5, 2013 to September 1, 2013	—	$—	—	$142,865,000
September 2, 2013 to October 6, 2013	—	$—	—	$677,865,000
October 7, 2013 to November 3, 2013	404,554	$74.16	404,554	$647,866,000
Thirteen Weeks Ended November 3, 2013	404,554	$74.16	404,554	$647,866,000
__________

(1)
In June 2012, the Board of Directors approved a share purchase program authorizing the purchase of up to $525.0 million of our common stock through January 31, 2014. In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and is in addition to any unused amount remaining under the previous $525.0 million program. As of November 3, 2013, $647.9 million remained available under these programs.

PetSmart, Inc. and Subsidiaries

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

PetSmart, Inc.
(Registrant)

/s/ Carrie W. Teffner
Date:	November 27, 2013	Carrie W. Teffner
Senior Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)