Form 10-K
period 2014-02-02
PETSMART INC
filed 2014-03-27
CIK 863157

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_______________
Form 10-K
_______________

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the Fiscal Year Ended	February 2, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, based on the closing sale price of the registrant's common stock on August 4, 2013, the last business day of the registrant's most recently completed second fiscal quarter, as reported on the NASDAQ Global Select Market was approximately $7,730,027,000. This calculation excludes approximately 404,000 shares held by directors and executive officers of the registrant. This calculation does not exclude shares held by such organizations whose ownership exceeds 5% of the registrant's outstanding common stock as of December 31, 2013, that have represented to the registrant that they are registered investment advisers or investment companies registered under Section 8 of the Investment Company Act of 1940.

The number of shares of the registrant's common stock outstanding as of March 13, 2014, was 98,654,676.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the 2014 Annual Meeting of Stockholders to be held on June 18, 2014, to be filed on or about May 8, 2014, have been incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements made in this Annual Report that are not statements of historical fact, including statements concerning our expectations for future events, future financial performance, or events or developments that management expects or anticipates will or may occur in the future, are forward-looking statements.
Readers should not place undue reliance on these forward-looking statements, which are based on currently available information and management's current expectations and beliefs about future events or future financial performance. We have attempted to identify forward-looking statements by words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” or other comparable terminology. However, such terminology is not the exclusive means of identifying forward-looking statements and its absence does not mean that the statement is not forward-looking.
Forward-looking statements are not guarantees of future performance or results, and involve inherent risks and uncertainties that could cause actual results to differ materially from those predicted in such forward-looking statements.
For information on our risk factors that could cause our actual results to differ from the results predicted in these forward-looking statements, please see “Item 1A. Risk Factors” contained in Part I of this Annual Report. Readers are also urged to carefully review and consider the various other disclosures made by us in this Annual Report and in our other reports we file with the Securities and Exchange Commission, including our period reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks that may affect our business, prospects, and results of operations.
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
Our fiscal year consists of the 52 or 53 weeks ending on the Sunday nearest January 31 of the following year. The 2013 fiscal year ended on February 2, 2014, and was a 52-week year. Fiscal years 2012 and 2011 consisted of 53 weeks and 52 weeks, respectively. Unless otherwise specified, all references in this Annual Report on Form 10-K to years are to fiscal years.

Item 1.  Business
General
We were incorporated in Delaware in 1986, opened our first stores in 1987, and have become the leading specialty provider of pet products and services in North America. We have identified a large group of pet owners we call “pet parents,” who are passionately committed to their pets and consider their pets to be members of the family. We believe that the strategic initiatives discussed in "Our Strategy" will develop moment-making products, services, and experiences that will attract and retain these pet parents as PetSmart customers.

We opened 55 net new stores in 2013, which includes twelve microstores, and at the end of the year operated 1,333 stores in the United States, Puerto Rico, and Canada. Square footage increased by 0.7 million to 28.5 million at February 2, 2014, compared to 27.8 million at February 3, 2013. Our stores typically range in size from 12,000 to 27,500 square feet, while our microstores range in size from 6,000 to 8,000 square feet. All stores carry a broad selection of high-quality pet products. We offer approximately 11,000 distinct items in our stores and 9,000 additional items on PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary and exclusive brands across a range of product categories.

We complement our strong product assortment with a wide selection of services, including professional grooming and boarding, as well as training and day camp for dogs. As of February 2, 2014, we offered boarding at 199 of our stores through our PetSmart PetsHotels, or “PetsHotels.”

As of February 2, 2014, we had full-service veterinary hospitals in 844 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 837 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The Pet Industry
The pet industry serves a large and growing market. The American Pet Products Association, or “APPA,” estimated the calendar year 2013 market at approximately $55.5 billion, an increase of over 200% since calendar year 1994. Based on the 2013 - 2014 APPA National Pet Owners Survey, approximately 68% of households in the United States own a pet, which equates to over 82 million homes. In total, there are approximately 96 million cats and 83 million dogs owned as pets in the United States. As noted in the APPA National Pet Owners Survey Background and Purpose document, this survey is the first National Pet Owners Survey to be conducted online, which may affect comparability against prior surveys.

The APPA divides the pet industry into the following categories: food and treats, supplies and medicines, veterinary care, services (such as grooming and boarding) and live animal purchases. The APPA estimates that pet food and treats are the largest volume categories of pet-related products and in calendar year 2013, accounted for an estimated $21.3 billion in sales, or 38.4% of the market.

Pet supplies and medicine sales account for 23.8%, or $13.2 billion, of the market. These sales include dog and cat toys, collars and leashes, cages and habitats, books, vitamins and supplements, shampoos, flea and tick control, and aquatic supplies. Veterinary care, other services, and live animal purchases represent 25.6%, 8.1%, and 4.1%, respectively, of the market.

Competition
Based on total net sales, we are North America's leading specialty retailer of pet products and services. The pet products and services retail industry is highly competitive and can be organized into eight different categories:

•Warehouse clubs and other mass merchandisers;
•Grocery stores;
•Specialty pet supply stores;
•Veterinarians;
•General retail merchandisers;
•Farm and feed stores;
•E-commerce and catalog retailers; and
•Independent grooming, boarding, and training service providers.

We believe the principal competitive factors influencing our business are product selection and quality, customer service, convenience of store locations, store environment, price, availability of other services, and omni-channel capabilities. Many national natural pet food brands, which offer higher levels of nutrition than other brands, are not currently sold through grocery stores, warehouse clubs, and other mass and general retail merchandisers due to manufacturers' restrictions, but are sold primarily through specialty pet supply stores, veterinarians, and farm and feed stores. In addition, our unique relationship with Banfield allows us to sell therapeutic pet foods at our stores with Banfield hospitals. We believe our services business provides a competitive advantage that cannot be easily duplicated. We compete effectively in our various markets; however, some of our grocery store, warehouse club, other mass and general retail merchandise, and e-commerce competitors are much larger in terms of overall sales volume and may have better access to capital or other competitive advantages.

Our Strategy
Prior to 2014, our key strategy was to be the preferred provider for the lifetime needs of pets. Our primary initiatives included developing innovative products and services, engaging with our customers in an authentic and personalized way, and driving consistent execution in our stores.

At PetSmart, we believe that pets make us better people. That is why we create more moments for people to be inspired by pets. Beginning in 2014, we refreshed our strategic priorities, which are centered around caring for our customers, caring for our associates, and caring for our communities. Our new customer strategy is to develop moment-making products, services, and experiences for pet parents. We will focus on the following three initiatives:

Connecting with all pet parents in an authentic and personalized way. Through extensive and on-going customer research, we continue to gain valuable insights into our customers' preferences and needs and we are developing solutions and communication strategies to address them. Our emphasis on connecting with the pet parent is designed to ensure we are relevant to our customers, by providing an unparalleled shopping experience every time a customer visits our stores or PetSmart.com. In order to stay relevant with our customers, we plan to enhance the customer experience through technology. Our PetPerks customer loyalty program, which is available in all our stores and on PetSmart.com, enables us to deliver personalized offers and other content based on the customer's purchases, preferences, and unique needs. Our new, enhanced promotional capabilities support this program, by allowing customers to enroll in PetPerks via pin pads at the register. We plan to accelerate our deployment of new omni-channel capabilities, which include launching a new PetSmart.com website platform and redesigned mobile site, expanding our in-store availability feature online, equipping our store associates with mobile devices to help customers, and rolling out order online/pick-up-in-store capability. With increasingly greater capacity to customize in-store and online offers relevant to our customers, we believe we are helping them build a stronger, more meaningful bond with their pets, and greater loyalty to PetSmart.

We are training our store associates to identify customer needs and provide appropriate solutions. We measure our success in every store, and a portion of the annual incentive program for the store management team is linked to customer satisfaction. By providing pet parents with expertise and solutions, we believe we are strengthening our relationships with customers, building loyalty, and enhancing our market leading position, thus differentiating ourselves from our competitors.

Expanding our proprietary and exclusive products and services. We are focused on developing and strengthening our brand identity and enhancing the emotional connection pet parents make with their pets and with PetSmart. We are committed to developing moment-making products, services, and experiences for pet parents. We provide pet parents with information, knowledge, and product solutions, including both exclusive and proprietary offerings, that help their pets live long, healthy, and happy lives. Our marketing and advertising efforts focus on emphasizing our unique offerings for customers and promoting our strong value proposition. We continually seek opportunities to strengthen our merchandising capabilities allowing us to provide a differentiated product assortment and innovative solutions. We expect to build on the success of our proprietary brands in consumables, and work with our national brand vendors to bring in new PetSmart-exclusive formulations and sub-brands. In hardgoods, our focus is on continuing to grow our existing brands, developing new PetSmart-only unique assortments, and building out our pipeline of innovation for the future.

Services are an integral part of our strategy, and we are focused on driving profitable growth in our services business. We believe services further differentiate us from our competitors, drive traffic and repeat visits to our stores, increase transaction size, provide cross-selling opportunities, and allow us to forge strong relationships and build loyalty with our customers.

Attracting and retaining our most valuable customers. Our most valuable customers buy channel-exclusive foods, use grooming services, and are new pet parents of dogs, cats, and fish. We plan to introduce hundreds of new items as part of our consumables reset in the first quarter of 2014. For our grooming customers, we are launching our "Pet Expressions" creative grooming services across the chain, including chalking, stenciling, and feathering, with washable, non-toxic ingredients. We offer puppy starter kits for new pet parents, providing them with savings and an introduction to our best products and services. We believe this will serve as a powerful tool for driving conversion and increased customer retention.

Our expansion strategy includes increasing our share in existing multi-store markets, penetrating new markets, and achieving operating efficiencies and economies of scale in merchandising, distribution, information systems, procurement, marketing, and store operations. We continually evaluate our store format to ensure we are meeting the needs and expectations of our customers, while providing a return on investment to our stockholders.

We believe these strategic initiatives will continue to generate sales growth, and allow us to focus on managing capital and leveraging costs, to produce returns for our stockholders.

Our Stores
Typically, our stores are located at sites co-anchored by strong destination mass merchandisers and are in or near major regional shopping centers. We are engaged in an ongoing expansion program, opening new stores in both new and existing markets, and relocating existing stores. Store activity was as follows:

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Store count at beginning of year	1,278	1,232	1,187
New or relocated stores opened	60	60	53
Stores closed	(5)	(14)	(8)
Store count at end of year	1,333	1,278	1,232

Distribution
Our distribution network and information systems are designed to optimize store inventory, drive efficiencies in store labor, facilitate a high in-stock position, and promote high distribution center productivity. We operate two kinds of distribution centers: forward distribution centers and combination centers. Our forward distribution centers primarily handle products that require rapid replenishment. We believe the combination distribution centers drive efficiencies in transportation costs and store labor. Our suppliers generally ship merchandise to our distribution centers, which receive and allocate merchandise to our stores. We contract the transportation of merchandise from our distribution centers to stores through third-party vendors.

Merchandise
Merchandise sales represented approximately 88.3%, 88.4%, and 88.4% of our net sales in 2013, 2012, and 2011, respectively. Merchandise generally falls into three main categories:

•
Consumables. Consumables merchandise sales includes pet food, treats, and litter. We emphasize natural, science, and therapeutic dog and cat foods, many of which are not available in grocery stores, warehouse clubs, or other mass and general retail merchandisers, as well as our proprietary foods. We also offer quality national brands traditionally found in grocery stores, warehouse clubs, other mass and general retail merchandisers, and specialty pet supply stores. Consumables merchandise sales comprised 54.0%, 53.3%, and 52.8% of our net sales in 2013, 2012, and 2011, respectively.

•
Hardgoods. Hardgoods merchandise sales includes pet supplies and other goods. Our broad assortment of pet supplies, including exclusive and proprietary products, includes collars, leashes, health care supplies, grooming and beauty aids, toys and apparel, as well as pet beds and carriers. We also offer a complete line of supplies for fish, birds, reptiles, and other small pets. These products include aquariums and habitats, as well as accessories, décor, and filters. Hardgoods merchandise sales comprised 32.8%, 33.5%, and 33.9% of our net sales in 2013, 2012, and 2011, respectively.

•
Pets. We sell fresh-water fish, small birds, reptiles, and other small pets. Pets comprised 1.5%, 1.6%, and 1.7% of our net sales in 2013, 2012, and 2011, respectively. We do not sell dogs or cats, but provide space in all our stores for pet adoptions.

Services
Services, which include professional grooming and boarding, as well as training and day camp for dogs, represented 11.1%, 11.0%, and 11.0% of our net sales in 2013, 2012, and 2011, respectively. We offer professional grooming services in all our stores, and high-quality training for dogs in most of our stores. We typically allocate approximately 900 square feet per store for grooming. Our groomers are educated as part of a comprehensive program that teaches exceptional grooming skills, using safe and gentle techniques. Dog training services range from puppy classes to advanced or private courses, led by our accredited dog training instructors.

PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. Our Services Reservation Center creates operational efficiencies in our hotels and allows us to better serve our customers when making reservations. As of February 2, 2014, we operated 199 PetsHotels.

Veterinary Services
The availability of comprehensive veterinary care in many of our stores further differentiates us, drives sales in our stores, and reflects our overall commitment to pet care. Full-service veterinary hospitals in 844 of our stores offer routine examinations and vaccinations, dental care, a pharmacy, and surgical procedures. As of February 2, 2014, Banfield operated 837 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada. See Note 4 in the Notes to the Consolidated Financial Statements for a discussion of our ownership interest in Banfield.

PetSmart Charities® and Adoptions
PetSmart Charities, Inc. and PetSmart Charities of Canada, or "PetSmart Charities," are independent, nonprofit organizations that assist in saving the lives of homeless pets. PetSmart Charities is a leader in grant funding for animal welfare in North America. Their vision is to find a lifelong, loving home for every pet. This is accomplished by:

•
Finding homes for approximately 440,000 pets in 2013. PetSmart Charities connects pets with loving homes through their Adoption Centers located in most PetSmart stores, as well as by sponsoring community adoption events.

•	Granting more than $34 million in 2013 to communities in the United States, Puerto Rico, and Canada to reduce shelter intake and euthanasia.

•	Operating life-saving programs such as the Rescue Waggin'® dog transport and emergency relief for pets affected by natural and man-made disasters.

Government Regulation
We seek to structure our operations to comply with all federal, state, provincial, and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations, and because laws and regulations are enforced by the courts and regulatory authorities with broad discretion, we can make no assurances we would be found to be in compliance in all jurisdictions, at all times. We also could be subject to costs, including fines, penalties, or sanctions and third-party claims as a result of violations of, or liabilities under, these laws and regulations.

Intellectual Property
We believe our intellectual property has significant value and is an important component in our merchandising and marketing strategies. Some of our intellectual property includes numerous servicemarks and trademarks registered with the United States Patent and Trademark Office, or “USPTO,” including: PetSmart®, PetSmart.com®, PetSmart PetsHotel®, PetPerks®, and Where Pets Are Family®, as well as many others. We also have several servicemark and trademark applications that are pending with the USPTO and anticipate filing additional applications in the future. We also own numerous registered servicemarks, trademarks, and pending applications in other countries, including Canada. We also own several trade names, domain names, and copyrights for use in our business.

Employees
As of February 2, 2014, we employed approximately 53,000 associates, of which approximately 26,000 were employed full-time. We focus on building strong leaders by investing in education and training for our full and part-time associates that will support our strategic initiatives. We believe we have a positive relationship with our associates, which contributes to our emphasis on strengthening our unique culture. We are not subject to collective bargaining agreements and have not experienced work stoppages.

Financial Information by Business Segment and Geographic Data
We have identified two operating segments, Merchandise and Services. These operating segments have similar long-term economic characteristics, include sales to the same types of customers, have the same distribution method, and include sales similar in nature; therefore, they have been aggregated into one reportable segment.

Net sales in the United States and Puerto Rico were $6.5 billion, $6.4 billion, and $5.8 billion for 2013, 2012, and 2011, respectively. Net sales in Canada, denominated in United States dollars, were $0.4 billion, $0.4 billion, and $0.3 billion for 2013, 2012, and 2011, respectively. Substantially all our long-lived assets are located in the United States.

Available Information
We make available, free of charge through our investor relations website (www.petm.com), our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q, including our XBRL instance documents, our current reports on Form 8-K, and amendments to those reports, as soon as reasonably practicable after we electronically file such material with the Securities and Exchange Commission, or “SEC.”

The public may read and copy materials that we file with the SEC at the SEC's Public Reference Room at 100 F Street, NW, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

Management
Our executive officers and their ages and positions on March 1, 2014, were as follows:

Name	Age	Position
David K. Lenhardt	44	Chief Executive Officer(1)
Joseph D. O'Leary	55	President and Chief Operating Officer
Carrie W. Teffner	47	Senior Vice President, Chief Financial Officer(2)
John W. Alpaugh	48	Senior Vice President, Chief Marketing Officer
Donald E. Beaver	55	Senior Vice President, Chief Information Officer
Gene Eddie Burt II	48	Senior Vice President, Supply Chain
Paulette R. Dodson	50	Senior Vice President, General Counsel and Secretary
Erick M. Goldberg	51	Senior Vice President, Human Resources
Matthew R. McAdam	45	Senior Vice President, Merchandising
Jaye D. Perricone	55	Senior Vice President, Real Estate and Development
Bruce K. Thorn	46	Senior Vice President, Store Operations and Services

________
(1) Principal Executive Officer
(2) Principal Financial Officer and Principal Accounting Officer

David K. Lenhardt was appointed Chief Executive Officer and elected to serve as a member of the Board of Directors in June 2013. He joined PetSmart in October 2000 as Senior Vice President of Services, Strategic Planning, and Business Development. He was in this role through January 2007 and thereafter served as Senior Vice President in other areas of business operations through December 2010. From January 2011 to January 2012, he served as Executive Vice President of Store Operations, Human Resources, and Information Systems, and in January 2012, he was appointed President and Chief Operating Officer. From 1996 to 2000, he was a manager with Bain & Company, Inc., where he led consulting teams for retail, technology, and e-commerce clients. Prior to that, he worked in the corporate finance and Latin American groups of Merrill Lynch & Co., Inc.'s investment banking division.

Joseph D. O'Leary was appointed President and Chief Operating Officer in June 2013. He joined PetSmart in September 2006 as Senior Vice President of Supply Chain, and held the Senior Vice President title, working in Supply Chain and Merchandising groups through December 2010. In January 2011, he was appointed Executive Vice President, Merchandising, Marketing, Supply Chain, and Strategic Planning. Prior to joining PetSmart, he was Chief Operating Officer for Interactive Health LLC, a manufacturer of robotic massage chairs. He served as Senior Vice President of Supply Chain Strategy and Global Logistics for The Gap, Inc. from 2003 to 2005, and Senior Vice President of Global Logistics from 2000 to 2003. Prior to 1999, he held positions at Mothercare plc, Coopers & Lybrand LLP, and BP International. In January 2014, Mr. O'Leary announced that he will retire from his position in April 2014.

Carrie W. Teffner joined PetSmart as Senior Vice President and Chief Financial Officer in June 2013. Prior to joining PetSmart, she served as Executive Vice President and Chief Financial Officer at Weber-Stephen Products, LLC, a manufacturer of charcoal and gas grills and accessories, from October 2011 to May 2013. Prior to that, she served as Senior Vice President and Chief Financial Officer for The Timberland Company, a manufacturer and retailer of outdoors wear, from September 2009 to September 2011. From 1988 to 2009, she worked in various leadership roles at Sara Lee Corporation, a consumer goods company, including Senior Vice President and Chief Financial Officer, Sara Lee International Household and Body Care; Senior Vice President and Chief Financial Officer, Sara Lee Food Service; and Senior Vice President, Financial Planning and Analysis and Treasurer, Sara Lee Corporation.

John W. Alpaugh was appointed Senior Vice President and Chief Marketing Officer in February 2010. He joined PetSmart in 1999 and has served in a number of leadership roles including Vice President, Marketing from February 2006 to April 2007, Vice President, Specialty Merchandising from April 2007 to March 2008, and Vice President of Strategic Planning and Business

Development from April 2008 to February 2010. Prior to joining PetSmart, he worked in Brand Management for Procter & Gamble Europe and in Financial Planning and Analysis for IBM.

Donald E. Beaver joined PetSmart as Senior Vice President and Chief Information Officer in May 2005. Prior to joining PetSmart, he was employed by H.E. Butt Grocery Company, where he held the position of Senior Vice President and Chief Information Officer starting in 1999. Prior to that, he served fourteen years at Allied Signal Aerospace, Inc. in various information systems leadership roles, the last being the Chief Information Officer for the after-market support division. In January 2014, Mr. Beaver announced that he will retire from his position in April 2014.

Gene Eddie Burt II was appointed Senior Vice President, Supply Chain in January 2012. He joined PetSmart in April 2007 and served as the Vice President of Distribution until December 2009 when he was promoted to Vice President of Distribution and Transportation. He worked for The Home Depot, Inc. as the Director for Domestic Distribution from October 2004 to April 2007. Prior to that, he served in various supply chain leadership roles with Target Corporation. Starting in April 2014, he will serve as the Senior Vice President, Real Estate.

Paulette R. Dodson joined PetSmart in July 2012 as Senior Vice President, General Counsel and Secretary. Prior to joining PetSmart, she was employed by Sara Lee Corporation, a consumer goods company, where she served as Chief Counsel, Sara Lee Food & Beverage from January 2007 to March 2008, Chief Counsel, North American Operations from March 2008 to December 2010, and Senior Vice President, General Counsel and Corporate Secretary from March 2011 to July 2012, a position she held on an interim basis beginning December 2010. Prior to that, she served for over fourteen years in various legal roles at Tribune Company, a multimedia company, operating businesses in publishing, digital, and broadcasting.

Erick M. Goldberg was appointed Senior Vice President, Human Resources in February 2013. He joined PetSmart in June 2001 and served in various human resource leadership positions until his promotion to Vice President Field Human Resources in December 2009. Beginning in August 2012, and until his appointment to his current role, he served as Vice President, Human Resources for the Store Support Group and Distribution Centers. Prior to joining PetSmart, he served eight years at Distribution Architects International, Inc. in various leadership roles, the last being Director of Human Resources. He previously held human resource leadership positions with Management Technology America Ltd. and Triad Systems Corporation.

Matthew R. McAdam was appointed Senior Vice President, Merchandising in January 2012. He joined PetSmart in September 2008 as the Vice President of Merchandising, Hardgoods. From June 2005 to September 2008, he served as the Vice President of Merchandising, Planning, and Allocation for Kohl's Department Stores. Prior to that, he held various merchandising roles at the Bon-Ton Stores, Inc. and The May Department Stores Company.

Jaye D. Perricone was appointed Senior Vice President, Real Estate and Development in December 2007, serving as Vice President, Real Estate during the year prior. She joined PetSmart in 1995, and served in a number of leadership roles including Regional Vice President from 1997 to 2000, Vice President of Services Operations from 2000 to 2001, Vice President of Customer Service and Store Operations from 2001 to 2004 and Vice President of Property Management and Store Design from 2004 to 2006. Prior to joining PetSmart, she held various leadership roles with Target Corporation, Pace Membership Warehouse, Inc., and Bizmart, Inc. In January 2014, Ms. Perricone announced that she will retire from her position in April 2014.

Bruce K. Thorn was appointed Senior Vice President, Store Operations and Services in January 2012. He joined PetSmart in 2007 as Vice President, Supply Chain Solutions, and served as Vice President, Supply Chain from 2008 until December 2009 when he was promoted to Senior Vice President, Supply Chain. From 2002 through 2007, he held leadership roles, including Chief Operating Officer from 2005 to 2007, for LESCO, Inc., prior to its merger with Deere & Company. He previously held leadership roles with The Gap, Inc., Cintas Corporation, and the United States Army.

On January 14, 2014, we announced the retirements of Mr. O’Leary, Mr. Beaver, and Ms. Perricone, effective in April 2014. In conjunction with these retirements, we made changes to our management structure, also effective in April 2014, which include the following newly created executive vice president roles: Carrie W. Teffner, currently Senior Vice President, Chief Financial Officer, will serve as Executive Vice President and Chief Financial Officer; Matthew R. McAdam, currently Senior Vice President, Merchandising, will serve as Executive Vice President, Merchandising and Real Estate; and Bruce K. Thorn, currently Senior Vice President, Store Operations and Services, will serve as Executive Vice President, Store Operations, Services, and Supply Chain. David K. Lenhardt, currently our Chief Executive Officer, will assume the title of President and Chief Executive Officer. Additionally, Chris McCurdy, previously Vice President, Replenishment and Vendor Management has accepted the role of Senior Vice President, Supply Chain. Sharon Hart our current Vice President of Business Alignment, will serve as Interim Senior Vice President of Information Systems.

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

A decline in consumer spending, change in consumer preferences, or failure to successfully manage and execute our marketing initiatives could reduce our sales or profitability and harm our business.
Our sales depend on consumer spending, which is influenced by factors beyond our control, including general economic conditions, the availability of discretionary income and credit, consumer confidence, tax or interest rate fluctuations, fuel and other energy costs, healthcare costs, weather, and unemployment levels. Global or national political unrest or uncertainty may also impact the price paid by consumers for goods, services and commodities and reduce consumer spending and confidence, and reduce our sales or profitability. We may experience declines in sales or changes in the types of products sold during economic downturns. Any material decline in the amount of consumer spending could reduce our sales, and a decrease in the sales of higher-margin products could reduce profitability and, in each case, harm our business.

The success of our business depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences, and thereby cultivate a growing, loyal customer base, improve customer traffic, and increase the average transaction amount. Failure to timely identify or effectively respond to changing consumer tastes, preferences, and spending patterns, as well as pet ownership trends and pet care needs could adversely affect our business and financial results. In addition, our business depends in part on the effectiveness of our marketing initiatives. We may not be able to successfully execute such initiatives to realize the intended benefits and growth prospects due to factors outside of our control, such as increased competition or deterioration of general economic conditions, thus limiting our ability to capitalize on business opportunities and expand our business. Also, if we are unable to accurately predict our customers' preferred method of communication or their acceptance of our marketing initiatives, we could fail to drive sales growth, thereby impacting our business and financial performance.

The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.
The pet products and services retail industry is very competitive. We compete with supermarkets, warehouse clubs, and other mass and general retail merchandisers, many of which are larger and have significantly greater resources than we have. We also compete with a number of specialty pet supply stores and independent pet stores, veterinarians, catalog retailers, and e-commerce retailers. The pet products and services retail industry has become increasingly competitive due to the expansion of pet-related product offerings by certain supermarkets, warehouse clubs, and other mass and retail merchandisers, and the entrance of other specialty retailers into the pet food and pet supply market, some of which have developed store formats similar to ours. We may face greater competition from these or other retailers in the future, and changes in their merchandising and operational strategies could impact our sales and profitability. In particular, if supermarket, warehouse club, or other mass and retail merchandise competitors seek to gain or retain market share by reducing prices, we would likely reduce our prices on similar product offerings in order to remain competitive, which may result in a decrease in our market share, sales, operating results, and profitability and require a change in our operating strategies.

We also have been able to compete successfully by differentiating ourselves from our competitors through providing a careful combination of product assortment, competitive pricing, service offerings, and unique customer experience. If changes in consumer preferences decrease the competitive advantage attributable to these factors, or if we fail to otherwise positively differentiate our customer experience from our competitors, our business and results of operations could be adversely affected.

We may be unable to continue to open new stores and enter new markets successfully. If we are unable to successfully reformat existing stores and open new stores, our results of operations could be harmed, and comparable store sales at our existing stores may decrease due to age or the impact of opening new stores in the same area, which could adversely impact our results of operations. Also, store development may place increasing demands on management and operating systems and may erode sales at existing stores.
We currently operate stores in most of the major market areas of the United States, Puerto Rico, and Canada. Our ability to be successful with our store development efforts is dependent on various factors, some of which are outside our control, including:

•	Identifying store sites that offer attractive returns on our investment notwithstanding the impact of cannibalization of our existing stores;

•	Competition for those sites;

•	Successfully negotiating with landlords to achieve acceptable lease terms and obtaining any necessary governmental, regulatory, or private approvals;

•	Timely construction of stores;

•	Our ability to attract and retain qualified store personnel; and

•	Our ability to reformat existing stores in a manner that achieves appropriate returns on our investment.

To the extent we are unable to accomplish any of the above, our ability to open new stores and hotels or reformat existing ones may be harmed and our future sales and profits may be adversely affected. In addition, we can make no assurances that we will be able to meet the forecasted level of sales or operate our new stores or PetsHotels profitably.

As a result of new store openings in existing markets, and because older stores will represent an increasing proportion of our store base over time, our comparable store sales performance may be materially impacted in future periods. In addition, opening new stores in a market will attract some customers away from other stores already operated by us in that market and diminish their sales.

Our store development plans place increased demands on existing systems, procedures, and management and could result in operational inefficiencies and less effective management of our business and associates, which could in turn adversely affect our financial performance. An increase in construction costs and/or building material costs could also adversely affect our financial performance.

Our leases are typically signed approximately nine months before a store opens. As a result, we may be unable to timely adjust our store opening schedule to new economic conditions or a change in strategy.

Our quarterly operating results may fluctuate due to seasonal changes associated with the pet products and services retail industry and the timing of expenses, new store openings, and store closures.
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales and operating profits during our fourth quarter, as compared to our other quarters, due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising, and other store-level expenses as a percentage of net sales than mature stores, new store openings also contribute to lower store operating margins until these stores become established.

A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain could impact our ability to manage our inventory, deliver products to our stores, or increase our expenses, which could harm our sales and results of operations.
Our vendors generally ship merchandise to our distribution centers, which then allocate the merchandise to our stores. Any interruption or malfunction in our distribution operations, including, but not limited to, disruptions to the transportation infrastructure, disruptions caused by weather, catastrophic events, disease, contamination, or trade barriers, the loss of a key vendor that provides transportation of merchandise to or from our distribution centers, the failure of a key vendor to deliver on its commitments, or a material increase in our transportation and distribution costs, including, but not limited to, costs resulting from increases in the price of fuel and other energy costs or other commodities, could harm our sales and results of operations.

We seek to optimize inventory levels to operate our business successfully. Nonetheless, we are exposed to inventory risks that may adversely affect our operating results as a result of seasonality, new product launches, vendor reliability, changes in customer preferences or demand, and changes in consumer spending patterns with respect to our products. We endeavor to accurately predict these trends and avoid over or under stocking products that we sell. Demand for products, however, can change between the time inventory is ordered and the date of sale and we may be unable to accurately forecast such changes. Any of the events above could result in out-of-stock or excess merchandise inventory levels that could harm our sales and the results of operations.

We operate five fish distribution centers and have one fish distribution center that is operated by a third-party vendor. An interruption or malfunction in these operations or in the fulfillment of fish orders could harm our sales and results of operations. Operating the fish distribution centers is a very complex process, and if we lose the third-party operator, we can make no assurances that we could contract with another third party to operate the fish distribution center on favorable terms, if at all, or that we could successfully operate all of the fish distribution centers ourselves. In addition, our growth plans require the development of new distribution centers to service the increasing number of stores. If we are unable to successfully expand our distribution network in a timely manner, our sales or results of operations could be harmed.

If our information systems fail to perform as designed or are interrupted for a significant period of time, our business could be harmed.
The efficient operation of our business is dependent on our information systems. In particular, we rely on our information systems to effectively manage our financial and operational data, process payroll, manage the supply chain, and maintain our in-stock positions. We possess disaster recovery capabilities for our key information systems, and take measures intended to prevent security breaches and computer viruses. However, the failure of our information systems to perform as designed, due to failure to manage disasters, security breaches, computer viruses or any other interruption of our information systems for a significant period of time could disrupt our business.

We continue to invest in our information systems. Enhancing or replacing our major financial or operational information systems could result in disruption of normal operating processes and procedures and have a significant impact on our ability to conduct our core business operations. We can make no assurances that enhancing or replacing our information systems will remain within estimated costs, that the systems will be implemented without material disruption, or that the systems will be as beneficial as predicted. If our predictions or estimates are inaccurate, the results of our operations could be harmed.

If we fail to protect the integrity and security of customer and associate information, our business could be adversely impacted.
The increasing costs associated with implementation and on-going operation of our information security systems, such as increased investment in technology, the costs of compliance with privacy and information security laws, and costs resulting from potential data loss, could adversely impact our business. We also routinely possess sensitive customer and associate information, and, while we believe we have taken reasonable and appropriate steps to protect that information from security breaches, data loss, and computer viruses, if our security procedures and controls were compromised, unintentionally or through cyber-attacks, it could harm our business, consumer confidence, reputation, operating results, and financial condition, result in litigation, and may increase the costs we incur to protect against such information security breaches.

The disruption of the relationship with or the loss of any of our key vendors, including our vendors with whom we have exclusive relationships, a decision by our vendors to make their products available in supermarkets or through warehouse clubs and other mass and retail merchandisers, the inability of our vendors to provide quality products in a timely or cost-effective manner, the availability of generic products, or risks associated with the suppliers from whom products are sourced, could harm our business.
Sales of natural pet food for dogs and cats comprise a significant portion of our net sales. Currently, most major vendors of natural pet food do not permit their products to be sold in supermarkets, warehouse clubs, or through other mass and retail merchandisers. If any natural pet food or pet supply vendor were to make its products available in supermarkets, warehouse clubs and other mass or retail merchandisers, our business could be harmed. In addition, if the grocery brands currently available to such retailers were to gain market share at the expense of the natural brands sold only through specialty pet food and pet supply outlets, our business could be harmed.

We purchase a substantial amount of pet supplies from a number of vendors with limited supply capabilities, and two of our largest vendors account for a material amount of products sold. We can make no assurances that we will be able to find new qualified vendors who meet our standards, or that our current pet supply vendors will be able to accommodate our anticipated needs or comply with new or existing regulatory requirements. In addition, we purchase a substantial amount of pet supplies from vendors outside of the United States. Effective global sourcing of many of the products we sell is an important factor in our financial performance. We can make no assurances that our international vendors will be able to satisfy our requirements including, but not limited to, timeliness of delivery, acceptable product quality, and accurate packaging and labeling. Any inability of our existing vendors to provide products meeting such requirements in a timely or cost-effective manner could harm our business. While we believe we have good relationships with our vendors, we have no material long-term supply commitments from our vendors and any vendor could discontinue selling to us at any time.

Many factors relating to our vendors and the countries in which they are located are beyond our control, including the stability of their political, economic, and financial environments, their abilities to operate in challenging economic environments or meet our standards and applicable United States and local legal requirements, the availability of labor and raw materials, labor unrest, merchandise quality issues, currency exchange rates, trade restrictions, transport availability and cost, inflation, and other factors. In addition, Canadian and United States foreign trade policies, tariffs, and other impositions on imported goods, trade sanctions imposed on certain countries, limitations on the import of certain types of goods or of goods containing certain materials from other countries, and other factors relating to foreign trade are beyond our control. These factors affecting our vendors and our access to products could adversely affect our operations and financial performance.

Our expanded offering of proprietary-branded products may not improve our financial performance and may expose us to product liability claims.
We offer various proprietary-branded products, for which we rely on third-party manufacturers. Such third-party manufacturers may prove to be unreliable, or the quality of the products may not meet our expectations. In such events, we may have increased exposure for quality-related claims or losses caused by such products. In addition, our proprietary-branded products compete with other manufacturers' branded items that we offer. As we continue to evaluate the number and types of proprietary-branded products that we sell, we may adversely affect our relationships with our vendors, who may decide to reduce their product offerings through us and increase their product offerings through our competitors. An increase in our proprietary-branded product offerings also exposes us to risk that third parties will assert infringement claims against us with respect to such products, and we may be unable to fully protect our intellectual property rights on our proprietary-branded products. Finally, if any of our customers are harmed by our proprietary-branded products, they may bring product liability and other claims against us. Any of these circumstances could have an adverse effect on our business and financial performance.

Food safety, quality, and health concerns could affect our business.
We could be adversely affected if consumers lose confidence in the safety and quality of vendor-supplied food products and hardgood products. All of our vendors are required to comply with applicable product safety laws, and we are dependent upon them to ensure such compliance. Adverse publicity about these types of concerns, whether valid or not, may discourage consumers from buying the products in our stores, or cause vendor production and delivery disruptions. The real or perceived sale of contaminated food products by us could result in product liability claims against our vendors or us, expose us or our vendors to governmental enforcement action or private litigation, or lead to costly recalls and a loss of consumer confidence, any of which could have an adverse effect on our sales, operations, and financial performance.

Our inability to attract, train, and retain qualified leaders and associates could harm our business.
Our success is largely dependent on our ability to attract, train, manage, and retain a strong management team and quality store and distribution center associates, including skilled store managers and qualified services personnel such as pet trainers and groomers. There is a high level of competition for these employees and our ability to operate our stores and expand our services depends on our ability to attract and retain these personnel. Competition for qualified store management and services personnel could require us to pay higher wages or other compensation to attract a sufficient number of employees. Turnover, which has historically been high among entry-level or part-time associates at our stores and distribution centers, increases the risk that associates will not have the training and experience needed to provide competitive, high-quality customer service. Our ability to meet our labor needs while controlling our labor costs is subject to numerous external factors, including unemployment levels, prevailing wage rates, changing demographics, and changes in employment legislation. If we are unable to retain qualified associates or our labor costs increase significantly, our business operations and financial performance could be adversely impacted.

Our international operations may result in additional market risks, which may harm our business.
We operate stores outside of the United States. As these operations grow, they may require greater management and financial resources. International operations require the integration of personnel with varying cultural and business backgrounds and an understanding of the relevant differences in the cultural, legal, and regulatory environments. Our results may be increasingly affected by the risks of our international activities, including:

•	Fluctuations in currency exchange rates;

•	Changes in international staffing and employment issues;

•	Tariff and other trade barriers;

•	Greater difficulty in utilizing and enforcing our intellectual property rights;

•	Failure to understand the local culture and market;

•	The burden of complying with foreign laws, including tax laws, and financial accounting and reporting standards; and

•	Political and economic instability and developments.

Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.
We, Banfield, and the third-party operators of our other veterinary hospitals are subject to statutes and regulations in various states, territories, and provinces regulating the ownership of veterinary practices, or the operation of veterinary hospitals in stores, that may impact our ability to host and Banfield's ability to operate veterinary hospitals within our facilities. A determination that we, or Banfield, are in violation of any of these applicable statutes and regulations could require us, or Banfield, to restructure our operations to comply, or render us, or Banfield, unable to operate veterinary hospitals in a given location. If Banfield were to experience financial or other operating difficulties that would force it to limit its operations, or if Banfield were to cease operating the veterinary hospitals in our stores, our business may be harmed. We can make no assurances that we could contract with another third party to operate the veterinary hospitals on favorable terms, if at all, or that we could successfully operate the veterinary hospitals ourselves. In addition, due to our equity investment in Banfield, any significant decrease in Banfield's financial results may negatively impact our financial position.

We face various risks as an e-commerce retailer.
We may require additional capital in the future to sustain or grow our e-commerce business. We have engaged a third party to maintain our e-commerce website, petsmart.com, and process all customer orders placed through that site. Business risks related to our e-commerce business include our ability to keep pace with rapid technological developments and change; our ability to accurately anticipate pet parent e-commerce expectations; failure in our, or any third-party processor's, security procedures and operational controls; failure or inadequacy in our, or any third-party processor's, systems or ability to process customer orders; government regulation and legal uncertainties with respect to e-commerce; and collection of sales or other taxes by one or more states, territories, or foreign jurisdictions. If any of these risks materialize, it could impair our ability to deliver a positive omnichannel experience to our pet parents, and therefore, have an adverse effect on our business.

Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.
We expect to fund our currently planned operations with existing capital resources, including cash flows from operations and the borrowing capacity under our revolving credit facility. If, however, we are unable to effectively manage our cash flows or generate and maintain positive operating cash flows and operating income in the future, we may need additional funding. We may also choose to raise additional capital due to market conditions or strategic considerations, even if we believe that we have sufficient funds for our current or future operating plans. Our revolving credit facility and stand-alone letter of credit facility are secured by substantially all our financial assets. This could limit our ability to obtain, or obtain on favorable terms, additional financing and may make additional debt financing outside our revolving credit facility and stand-alone letter of credit facility more costly. If additional capital were needed, an inability to raise capital on favorable terms (including any limitation caused by disruption in the broader financial markets) could harm our business and financial condition. In addition, to the extent that we raise additional capital through the sale of equity or debt securities convertible into equity, the issuance of these securities could result in dilution or accretion to our stockholders.

Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.
We may, from time to time, acquire businesses we believe to be complementary to our business. Acquisitions may result in difficulties in assimilating acquired companies and may result in the diversion of our capital and our management's attention from other business issues and opportunities. We may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, distribution, operations, and general operating procedures. If we fail to successfully integrate acquisitions, we could experience increased costs associated with operating inefficiencies which could have an adverse effect on our financial results. Also, while we employ several different methodologies to assess potential business opportunities, the new businesses may not meet or exceed our expectations, and therefore, affect our financial performance.

Failure to protect our intellectual property could have a negative impact on our operating results.
Our trademarks, servicemarks, copyrights, patents, trade secrets, domain names, and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction, or other misappropriation of our intellectual property, could diminish the value of our brands or goodwill and cause a decline in our revenue or operating results. Protecting our intellectual property outside the United States could be time-consuming and costly, and the local laws and regulations outside the United States may not fully protect our rights in such intellectual property. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have an adverse effect on our operating results.

Changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.
Laws and regulations at the local, regional, state, federal and international levels change frequently and the changes can impose significant costs and other burdens of compliance on our business and our vendors. Any changes in regulations, the imposition of additional regulations, or the enactment of any new legislation that affect employment/labor (including minimum wage requirements, overtime, terms and conditions of employment, working conditions, and citizenship requirements); veterinary practices, or the operation of veterinary hospitals in stores; that may impact our ability to operate veterinary hospitals in certain facilities; the transportation, handling, and sale of small pets; the generation, handling, storage, transportation, and disposal of waste and biohazardous materials; the distribution, import/export, and sale of products; providing services to our customers; contracted services with various third-party providers; environmental regulation; credit and debit card processing; the handling, security, protection, and use of customer and associate information; the licensing and certification of services; and product safety, could have an adverse impact, directly or indirectly, on our financial condition and results of operations. In addition, changes in enforcement priorities by governmental agencies charged with enforcing existing laws and regulations can increase our cost of doing business.

We seek to structure our operations to comply with all applicable federal, state, provincial, and local laws and regulations of each jurisdiction in which we operate. Given varying and uncertain interpretations of these laws and regulations and the fact that the laws and regulations are enforced by the courts and by regulatory authorities with broad discretion, we can make no assurances that we would be found to be in compliance in all jurisdictions. We also could be subject to costs, including fines, penalties, or sanctions and third-party claims as a result of violations of, or liabilities under, the above-referenced laws and regulations.

We may be subject to various types of litigation and our insurance may not be sufficient to cover damages related to those claims.
From time to time the Company or its subsidiaries may be involved in lawsuits or other claims arising in the course of business, including those related to federal or state wage and hour laws, product liability, consumer protection, advertising, employment, intellectual property, tort and other matters. We may also be subject to lawsuits relating to the design, manufacture or distribution of our proprietary brand products. We may incur losses relating to claims filed against us, including costs associated with defending against them, and there is risk that any such claims or liabilities will exceed our insurance coverage, or affect our ability to retain adequate liability insurance in the future.

Insurance costs continue to be volatile, and affected by natural catastrophes, fear of terrorism, financial irregularities, and fraud at other publicly traded companies, and fiscal viability of insurers. We believe that commercial insurance coverage is prudent for risk management, and insurance costs may increase substantially in the future. In addition, for certain types or levels of risk, such as risks associated with earthquakes, hurricanes, or terrorist attacks, we may determine that we cannot obtain commercial insurance at acceptable prices. Therefore, we may choose to forgo or limit our purchase of relevant commercial insurance, choosing instead to self-insure one or more types or levels of risks. Provisions for losses related to self-insured risks are based upon independent actuarially determined estimates. We maintain stop-loss coverage to limit the exposure related to certain risks. The assumptions underlying the ultimate costs of existing claim losses are subject to a high degree of unpredictability, which can affect the liability recorded for such claims. Similarly, changes in legal trends and interpretations, as well as a change in the nature and method of how claims are settled can impact ultimate costs. Although our estimates of liabilities incurred do not anticipate significant changes in historical trends for these variables, any changes could have a considerable effect upon future claim costs and currently recorded liabilities and could have a material impact on our consolidated financial statements.

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
Over the last several years, the market price of our common stock has been subject to significant fluctuations. The market price of our common stock may continue to be subject to significant fluctuations in response to the impact on our operations, sales and financial results of a variety of factors including, but not limited to:

•	General economic changes;

•	Actions taken by our competitors, including new product introductions and pricing changes;

•	Changes in the strategy and capability of our competitors;

•	Our ability to successfully integrate acquisitions;

•	The prospects of our industry;

•	Natural disasters, hostilities, and acts of terrorism; and

•	National or regional catastrophes or circumstances, such as a pandemic or other public health or welfare scare.

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

•	No right of stockholders to call special meetings of stockholders;

•	No right of stockholders to act by written consent;

•	Certain advance notice procedures for nominating candidates for election to the Board of Directors; and

•	No right to cumulative voting.

In addition, our restated certificate of incorporation requires a 66 2/3% vote of stockholders to:

•	Alter or amend our bylaws;

•	Remove a director without cause; or

•	Alter, amend, or repeal certain provisions of our restated certificate of incorporation.

We are also subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, and the application of Section 203 could delay or prevent an acquisition of PetSmart.

Item 1B.  Unresolved Staff Comments
None.

Item 2.  Properties
Typically, our stores are located at sites co-anchored by strong destination mass merchandisers and are in or near major regional shopping centers. The following table summarizes the locations of our stores by country and state or territory as of February 2, 2014:

Number of Stores
Alabama	14
Alaska	2
Arizona	51
Arkansas	9
California	137
Colorado	32
Connecticut	11
Delaware	4
Florida	76
Georgia	46
Hawaii	1
Idaho	4
Illinois	54
Indiana	25
Iowa	9
Kansas	9
Kentucky	12
Louisiana	17
Maine	3
Maryland	31
Massachusetts	19
Michigan	35
Minnesota	17
Mississippi	8
Missouri	23
Montana	3
Nebraska	7
Nevada	17
New Hampshire	7
New Jersey	41
New Mexico	6
New York	52
North Carolina	54
North Dakota	2
Ohio	42
Oklahoma	17
Oregon	15
Pennsylvania	55
Puerto Rico	10
Rhode Island	2
South Carolina	22
South Dakota	2
Tennessee	21
Texas	118
Utah	14
Vermont	1
Virginia	47
Washington	25
West Virginia	3
Wisconsin	15
United States and Puerto Rico	1,247
Canada	86
Total stores	1,333

We lease all our stores, distribution centers, and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for two to four additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2026. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance, and if annual sales at certain stores exceed specified amounts, provide for additional rents.

We lease approximately 365,000 square feet for our corporate offices. The lease expires in 2023.

Our distribution centers and respective lease expirations as of February 2, 2014, were as follows:

Location	Square Footage	Date Opened	Distribution Type	Lease Expiration
	(In thousands)
Ennis, Texas	230	May 1996	Forward distribution center	2017
Phoenix, Arizona	620	November 1999	Combination distribution center	2021
Columbus, Ohio	613	September 2000	Combination distribution center	2025
Gahanna, Ohio	276	October 2000	Forward distribution center	2015
Hagerstown, Maryland	252	October 2000	Forward distribution center	2015
Ottawa, Illinois	1,000	August 2005	Combination distribution center	2022
Newnan, Georgia	878	July 2007	Combination distribution center	2022
Reno, Nevada	873	April 2008	Combination distribution center	2023
Bethel, Pennsylvania	871	March 2014	Combination distribution center	2028
Total	5,613

In July 2012, we entered into a build-to-suit lease for a new distribution center in Bethel, Pennsylvania, which has an expected opening date of March 2014, and will ultimately replace two smaller distribution centers located in Gahanna, Ohio and Hagerstown, Maryland, both of which are nearing capacity.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014, and the hearing on the motion initially scheduled for March 2014, was continued until April 2014.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers nationwide. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The plaintiffs filed a motion for conditional certification in September 2013, which was granted. The Court conditionally certified a collective action consisting of all current and former operations managers employed by PetSmart at any time in the preceding three-year period. Notices were sent to potential class members in February 2014, and the Court has established a 60-day period within which recipients may consent to join the lawsuit.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California groomers that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the Court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference currently scheduled for April 2014.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et
al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. In May 2013, the case was transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. Mediation discussions are ongoing.

On February 20, 2013, a former groomer in California filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The plaintiff seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed within 72 hours of their separations. The plaintiff challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination. The plaintiff filed a motion for class certification on January 31, 2014, which is currently scheduled for hearing in March 2014.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

Item 4.  Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our common stock is traded on the NASDAQ Global Select Market under the symbol PETM. The following table indicates the intra-day quarterly high and low price per share of our common stock. These prices represent quotations among dealers without adjustments for retail markups, markdowns, or commissions, and may not represent actual transactions.

Year Ended February 2, 2014	High	Low
First Quarter ended May 5, 2013	$68.66	$61.30
Second Quarter ended August 4, 2013	$74.66	$65.70
Third Quarter ended November 3, 2013	$77.32	$69.18
Fourth Quarter ended February 2, 2014	$75.44	$62.18

Year Ended February 3, 2013	High	Low
First Quarter ended April 29, 2012	$59.36	$52.82
Second Quarter ended July 29, 2012	$69.97	$55.06
Third Quarter ended October 28, 2012	$72.75	$64.21
Fourth Quarter ended February 3, 2013	$71.68	$62.63
Common Stock Dividends
We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our revolving credit facility and stand-alone letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default.

In 2013 and 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013
September 25, 2013	$0.195	November 1, 2013	November 15, 2013
December 4, 2013	$0.195	January 31, 2014	February 14, 2014

March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012
December 7, 2012	$0.165	December 19, 2012	December 31, 2012

On March 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.195 per share payable on May 16, 2014, to stockholders of record on May 2, 2014.

Stockholders
Our common stockholders on record as of March 13, 2014, were 2,658.

Equity Compensation Plan Information
Information regarding our equity compensation plans will be included in our proxy statement with respect to our Annual Meeting of Stockholders to be held on June 18, 2014, under the caption “Equity Compensation Plan Information” and is incorporated by reference in this Annual Report on Form 10-K.

Share Purchase Programs
In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and was in addition to any unused amount remaining under the previous $525.0 million program. We completed the $525.0 million program during the thirteen weeks ended February 2, 2014.

The following table shows our purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended February 2, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs
November 4, 2013 to December 1, 2013	212,948	$73.67	212,948	$632,177,000
December 2, 2013 to January 5, 2014	2,951,163	$72.62	2,951,163	$417,866,000
January 6, 2014 to February 2, 2014	—	$—	—	$417,866,000
Thirteen Weeks Ended February 2, 2014	3,164,111	$72.69	3,164,111	$417,866,000

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

The following graph shows a five-year comparison of the cumulative total return for our common stock, the S&P 500 Index, and the S&P Specialty Stores Index based on a $100 investment on February 1, 2009, in our stock or on January 31, 2009, in the indices. The comparison of the total cumulative return on investment includes reinvestment of dividends. Indices are calculated on a month-end basis.

	2/1/2009	1/31/2010	1/30/2011	1/29/2012	2/3/2013	2/2/2014
PetSmart, Inc.	$100.0	$139.08	$219.90	$296.43	$357.83	$356.05
S & P 500	$100.0	$133.14	$162.67	$169.54	$197.98	$240.58
S & P Specialty Stores	$100.0	$163.09	$173.42	$140.69	$134.58	$144.53

Item 6.  Selected Financial Data
The following selected financial data is derived from our consolidated financial statements. The data below should be read in conjunction with Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto.

	As of and for the Year Ended(1)
	February 2, 2014	February 3, 2013	January 29, 2012	January 30, 2011	January 31, 2010
	(52 weeks)	(53 weeks)	(52 weeks)	(52 weeks)	(52 weeks)
	(In thousands, except per share amounts and operating data)
Selected Income Statement Data:
Net sales(2)	$6,916,627	$6,758,237	$6,113,304	$5,693,797	$5,336,392
Gross profit	2,115,937	2,062,139	1,804,423	1,654,531	1,519,217
Operating, general, and administrative expenses	1,422,619	1,410,922	1,301,304	1,225,803	1,150,138
Operating income	693,318	651,217	503,119	428,728	369,079
Interest expense, net	(51,779)	(54,329)	(56,842)	(58,837)	(59,748)
Income before income tax expense and equity income from Banfield	641,539	596,888	446,277	369,891	309,331
Income tax expense	(239,444)	(223,329)	(166,960)	(140,396)	(117,554)
Equity income from Banfield	17,425	15,970	10,926	10,372	6,548
Net income	$419,520	$389,529	$290,243	$239,867	$198,325
Earnings Per Common Share Data:
Basic	$4.06	$3.61	$2.59	$2.05	$1.62
Diluted	$4.02	$3.55	$2.55	$2.01	$1.59
Dividends declared per common share	$0.72	$0.635	$0.545	$0.475	$0.33
Weighted average shares outstanding:
Basic	103,203	107,819	111,909	116,799	122,363
Diluted	104,316	109,611	113,993	119,405	124,701
Selected Operating Data:
Stores open at end of period	1,333	1,278	1,232	1,187	1,149
Square footage at end of period	28,460,649	27,831,435	27,247,399	26,617,162	25,876,510
Net sales growth	2.3%	10.5%	7.4%	6.7%	5.4%
Increase in comparable store sales(3)	2.7%	6.3%	5.4%	4.8%	1.6%
Selected Balance Sheet Data:
Merchandise inventories	$740,302	$679,090	$644,864	$615,841	$563,389
Average inventory per store(4)	$555	$531	$523	$519	$490
Working capital	$523,898	$562,244	$582,582	$550,124	$501,381
Total assets	$2,521,968	$2,536,981	$2,544,084	$2,470,220	$2,461,986
Total debt(5)	$541,659	$526,159	$559,492	$566,829	$571,474
Total stockholders' equity	$1,093,782	$1,123,592	$1,153,829	$1,170,642	$1,172,715
Current ratio	1.66	1.74	1.86	1.96	1.89
Long-term debt-to-equity	42%	41%	44%	45%	46%
Total debt-to-capital	33%	32%	33%	33%	33%

__________

(1)
The year ended February 3, 2013, consisted of 53 weeks while all other periods presented consisted of 52 weeks. As a result, all comparisons for the year ended February 3, 2013, reflect the impact of one additional week. The estimated impact of this additional week resulted in the following increases: net sales, $126.0 million; gross profit, $48.3 million; operating, general, and administrative expenses, $18.3 million; income before income tax expense and equity income from Banfield, $29.9 million; net income, $18.6 million; and diluted earnings per common share, $0.17.

(2)
In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for its portion of specific operating expenses. Prior to February 1, 2010, license fees were treated as a reduction of occupancy costs, which are included as a component of cost of merchandise sales, and reimbursements for specific operating expenses were treated as a reduction of operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Beginning February 1, 2010, license fees and the reimbursements for specific operating expenses are included in other revenue.

(3)
Comparable store sales, or sales in stores open at least one year, including internet sales, were calculated on an equivalent 52-week basis for the year ended February 2, 2014, as compared to the 52 weeks ended February 3, 2013. Comparable store sales were calculated on an equivalent 53-week basis for the year ended February 3, 2013, as compared to the 53 weeks ended February 5, 2012. Without the additional week in 2012, comparable store sales growth would have been 6.5%, as compared to 6.3%, calculated on a 53-week basis.

(4)	Represents merchandise inventories divided by stores open at end of period.

(5)	Represents capital lease obligations and other financing activities.

Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could materially differ from those discussed here. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section, as well as in the sections entitled “Competition,” “Our Stores,” “Distribution,” and “Government Regulation” included in Item 1, Part I and Risk Factors included in Item 1A, Part I of this Annual Report on Form 10-K.

Overview
Based on our 2013 net sales of $6.9 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of February 2, 2014, we operated 1,333 stores, and we plan to continue our store growth in 2014. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 9,000 additional items on PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of services, including professional grooming and boarding, as well as training and day camp for dogs. All our stores feature pet styling salons that provide high-quality grooming services and most of our stores offer comprehensive dog training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature-controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of February 2, 2014, we operated 199 PetsHotels.

We make full-service veterinary care available through our strategic relationship with certain third-party operators. As of February 2, 2014, we had full-service veterinary hospitals in 844 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 837 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and volatility in the macro-economy. However, we believe we have a competitive advantage in our solutions for pet parents, which cannot be easily duplicated, including differentiated products and merchandising capabilities, as well as expansion of our proprietary and exclusive brands and services. Additionally, we consider our cash flow from operations and cash on hand to be adequate to meet our operating, investing, and financing needs in the foreseeable future, and we continue to have access to our revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock.

Executive Summary
The 2013 fiscal year ended on February 2, 2014, and was a 52-week year. Fiscal years 2012 and 2011 consisted of 53 weeks and 52 weeks, respectively. As a result, all comparisons to the fiscal year 2012, other than comparable store sales, reflect the impact of the additional week in 2012. Comparable store sales growth was calculated on a 52-week equivalent basis for 2013, and an equivalent 53-week basis for 2012.

•
Diluted earnings per common share for 2013 increased 13.2% to $4.02 on net income of $419.5 million compared to diluted earnings per common share of $3.55 on net income of $389.5 million in 2012. The additional week increased diluted earnings per common share by $0.17 in 2012.

•
Net sales increased 2.3% to $6.9 billion in 2013, compared to $6.8 billion in 2012. During 2013, net sales included an unfavorable impact from foreign currency fluctuations of $15.3 million, as compared to 2012 net sales, which included sales from the extra week of $126.0 million and an unfavorable impact from foreign currency fluctuations of $1.9 million.

•	Comparable store sales, or sales in stores open at least one year, including internet sales, increased 2.7% during 2013 compared to a 6.3% increase during 2012.

•
Services sales increased 3.4% to $766.0 million, or 11.1% of net sales, for 2013 compared to $740.5 million, or 11.0% of net sales, during 2012. The impact of the additional week in 2012 was $12.8 million.

•	As of February 2, 2014, we had $285.6 million in cash and cash equivalents and $71.2 million in restricted cash. We did not borrow against our revolving credit facility during 2013.

•	We purchased 6.6 million shares of our common stock for $464.1 million during 2013, and 7.2 million shares of our common stock for $456.6 million during 2012.

•	We added 55 net new stores during 2013, and operated 1,333 stores at the end of the year.

Critical Accounting Policies and Estimates
The discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses. On an ongoing basis, we evaluate our estimates for inventory valuation reserves, asset impairments, reserves for closed stores, insurance liabilities and reserves, and income tax reserves. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Although we believe that the judgments and estimates discussed herein are reasonable, actual results may deviate from our expectations under different assumptions or conditions, which could expose us to material gains or losses.

Unless specifically indicated below, we have not significantly changed accounting methodologies or assumptions applied in calculating our estimates during the last three years. We do not believe there are any specific sensitivities of our estimates and assumptions that are reasonably likely to cause a material difference between expected results and actual results.

We determined that the following accounting policies and estimates require significant judgment, and are critical in preparing our consolidated financial statements.

Inventory Valuation Reserves
Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight, as well as certain procurement and distribution costs related to the processing of merchandise.

We have established reserves for estimated inventory shrinkage between physical inventories. Physical inventory counts are taken on a regular basis, and inventory is adjusted accordingly. Distribution centers perform cycle counts using a velocity based system that determines whether the inventory should be counted every 30, 90, 180, or 365 days. Stores generally perform physical inventories at least once per year, and count certain inventory items between physical inventories. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the reserves.

We also have reserves for estimated obsolescence and to reduce merchandise inventory to the lower of cost or market. We evaluate inventory for excess, obsolescence, or other factors that may render inventories unmarketable at historical cost. Factors used in determining obsolescence reserves, which are recorded to reflect approximate net realizable value of our inventories, include current and anticipated demand, customer preferences, age of merchandise, seasonal trends, and decisions to discontinue certain products. If assumptions about future demand change, or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 2, 2014, and February 3, 2013, our inventory valuation reserves were $12.7 million and $11.8 million, respectively.

Asset Impairments
We review long-lived assets for impairment based on undiscounted cash flows on a quarterly basis, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. No material asset impairments were identified during 2013, 2012, or 2011.

Reserve for Closed Stores
We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes, based on the fair value of the remaining contractual obligations, net of expected subtenant income, using a credit-adjusted risk-free interest rate over the remaining life of the lease. Key estimates that we use in calculating the required reserve include cash flow projections and sublease assumptions. The costs for future occupancy payments are reported in operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. As of February 2, 2014, and February 3, 2013, our reserve for closed stores was $3.9 million and $8.7 million, respectively.

Insurance Liabilities and Reserves
We maintain workers' compensation, general liability, product liability, and property and casualty insurance. We utilize high deductible plans for each of these areas, as well as a self-insured health plan for our eligible associates. Workers' compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers' compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for claims that have been incurred but not reported. The loss estimates rely on actuarial observations of ultimate loss experience for similar historical events. Our insurance reserves may be sensitive to changes in historical claims experience, demographic factors, severity factors, and other valuations, which could result in a material adjustment to our reserves if actual results are inconsistent with our expectations.

As of February 2, 2014, and February 3, 2013, we had approximately $102.1 million and $107.2 million, respectively, in reserves related to workers' compensation, general liability, and self-insured health plans. A 10% change in our insurance reserves would have affected net income by approximately $6.4 million in 2013.

Income Tax Reserves
We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We generally do not materially adjust deferred income taxes at interim periods. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation allowances at February 2, 2014, and February 3, 2013, were principally to offset certain deferred income tax assets for net operating loss carryforwards.

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

As of February 2, 2014, and February 3, 2013, our net income tax reserves were approximately $11.8 million and $10.4 million, respectively.

Recently Issued Accounting Pronouncements
See Note 2, Recently Issued Accounting Pronouncements, in the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for a description of recently issued accounting pronouncements, including the impact to our consolidated financial statements.

Results of Operations
The following table presents the percent to net sales of certain items included in our Consolidated Statements of Income and Comprehensive Income:

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	100.0%	100.0%	100.0%
Total cost of sales	69.4	69.5	70.5
Gross profit	30.6	30.5	29.5
Operating, general, and administrative expenses	20.6	20.9	21.3
Operating income	10.0	9.6	8.2
Interest expense, net	(0.7)	(0.8)	(0.9)
Income before income tax expense and equity income from Banfield	9.3	8.8	7.3
Income tax expense	(3.5)	(3.3)	(2.7)
Equity income from Banfield	0.3	0.2	0.2
Net income	6.1%	5.7%	4.7%

2013 (52 weeks) Compared to 2012 (53 weeks)
Net Sales
Net sales increased 2.3% to $6.9 billion in 2013, compared to $6.8 billion in 2012. During 2013, net sales included an unfavorable impact from foreign currency fluctuations of $15.3 million, as compared to 2012 net sales, which included sales from the extra week of $126.0 million and an unfavorable impact from foreign currency fluctuations of $1.9 million. Comparable store sales growth for 2013 was 2.7% and was the primary driver of the increase in net sales. Internet sales, which are included in comparable store sales, were not material to net sales or comparable store sales in 2013 or 2012. We also added 55 net new stores and 3 new PetsHotels since February 3, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions. Average sales per comparable transaction grew 2.7% for 2013, and grew 3.9% for 2012, including the impact of the extra week. Comparable transactions remained flat for 2013, and grew 2.4% for 2012, including the impact of the extra week.

During 2013, we implemented initiatives to drive traffic and average sales per transaction. We expanded the space dedicated to certain brands of natural foods, including our proprietary brand Simply Nourish. We also introduced new formulations in both dog and cat foods across our top channel-exclusive brands, which further expanded the grain-free and high protein offerings. Additionally, we expanded the assortment of natural chews and treats, as well as channel-exclusive treats. We continued to see strength in our natural foods, and stabilization in the science category in both dog and cat foods across top channel-exclusive brands, as a result of these initiatives.

In hardgoods, we introduced new brands of pet apparel and toys available exclusively at PetSmart, and refreshed the assortments of existing brands. We focused on innovation and newness in hardgoods, and continued to build our portfolio of exclusive and proprietary brands across key categories. We also reset the space dedicated to reptiles, our fastest growing species in specialty. We focused on solutions in this space by improving adjacencies and layouts and educational signage to provide an easier shopping experience for our customers.

Services sales, which include professional grooming and boarding, as well as training and day camp for dogs, increased 3.4%, or $25.5 million, to $766.0 million for 2013, compared to $740.5 million for 2012. Services sales represented 11.1% and 11.0% of net sales for 2013 and 2012, respectively. The increase in services sales was primarily due to continued strong demand for our grooming services and PetsHotels, and the addition of new stores since February 3, 2013. This was offset by the impact of the additional week in 2012, which increased services sales by $12.8 million. We rolled out several new services offerings in the grooming salon in 2013, such as new puppy bath packages and application of flea and tick solution. We also continued to develop our pipeline of innovative services and exclusive offerings that are integrated with our merchandise brands and supported by marketing.

Other revenue included in net sales, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $38.9 million in 2013, compared to 0.6% of net sales, or $38.2 million in 2012. There was no impact of the additional week in 2012 on other revenue.

Gross Profit
Gross profit increased 10 basis points to 30.6% of net sales for 2013, from 30.5% for 2012. Services margin increased by 20 basis points, while merchandise margin decreased by 15 basis points. Supply chain costs included in margin provided 5 basis points of leverage, while store occupancy costs remained flat.

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales decreased to 20.6% of net sales for 2013, from 20.9% of net sales for 2012. The improvement was driven by a decrease in payroll and payroll-related benefit costs. This was partially offset by increased advertising spend for product launches, television commercials, and other sales and marketing initiatives.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $52.5 million in 2013, compared to $55.6 million in 2012. The decrease in interest expense was due to more store capital leases entering the latter part of their lease lives. Included in interest expense, net was interest income of $0.7 million in 2013 and $1.3 million in 2012.

Income Tax Expense
Income tax expense was $239.4 million in 2013, representing an effective tax rate of 37.3%, compared with 2012, when we had income tax expense of $223.3 million, representing an effective tax rate of 37.4%. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $17.4 million and $16.0 million for 2013 and 2012, respectively, based on our 21.0% ownership in Banfield.

2012 (53 weeks) Compared to 2011 (52 weeks)

Net Sales
Net sales increased 10.5% to $6.8 billion in 2012, compared to net sales of $6.1 billion in 2011. The increase in net sales included an estimated impact of the additional week of $126.0 million and an unfavorable impact from foreign currency fluctuations of $1.9 million. Approximately 60% of the sales increase was due to a 6.3% increase in comparable store sales for 2012, 20% of the sales increase was due to the addition of 46 net new stores and 4 new PetsHotels since January 29, 2012, and 20% of the sales increase was due to the extra week in 2012. Internet sales, which are included in comparable store sales, were not material to net sales or comparable store sales in 2012 or 2011.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions. Average sales per comparable transaction grew by 3.9% for 2012, including the impact of the additional week, and 2.9% for 2011. Comparable transactions grew 2.4% for 2012, including the impact of the additional week, and 2.5% for 2011.

During 2012, we implemented several initiatives to increase traffic and continue to improve average sales per transaction. We continued to see strength in our natural food category and sales of our channel-exclusive foods represented more than 75% of our food sales. We expanded the space in these categories with a consumables reset during the thirteen weeks ended April 29, 2012, adding innovative new formulations and expanded grain-free and limited ingredient assortments in dog and cat.

In hardgoods, we refreshed and rebranded the dog toy aisle with the PetSmart Toy Chest reset. We also reset the aquatics and small animal categories to support the growing trends, added hundreds of new items, improved the category adjacencies and flow, and added solutions-based signage designed to inspire and educate in order to drive continued momentum in this category. In the latter half of 2012, we began expanding our offerings of exclusive and proprietary brands. Finally, we made more than twenty website enhancements in 2012 and launched our Canada site on PetSmart.com.

Services sales, which include professional grooming and boarding, as well as training and day camp for dogs, increased 9.7%, or $65.6 million, to $740.5 million for 2012, compared to $674.9 million for 2011. Services sales represented 11.0% of net sales for 2012 and 2011. The increase in services sales was primarily due to continued strong demand for our grooming services, the addition of new stores and new PetsHotels since January 29, 2012, and the additional week, which increased services sales by $12.8 million.

Other revenue included in net sales, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $38.2 million in 2012, compared to 0.6% of net sales, or $36.7 million in 2011. There was no impact of the additional week on other revenue.

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

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses decreased 40 basis points to 20.9% of net sales for 2012, from 21.3% of net sales for 2011. Operating, general, and administrative expenses increased on a dollar basis by $109.6 million. The primary reasons for the year over year increase include store growth, planned incremental advertising spend focused on our differentiated offerings, and the additional week, which increased operating, general, and administrative costs by $18.3 million.

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

We finance our operations, new store and PetsHotel growth, store remodels, and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $615.2 million for 2013, $653.0 million for 2012, and $575.4 million for 2011. The difference between 2013 and 2012 was primarily due to a change of $33.6 million in accrued bonus, deferred compensation withholding, and accrued payroll. The primary differences between 2012 and 2011 included increased net income of $99.3 million and an increase in trade accounts payable resulting from the extension of vendor payment terms of $51.3 million. This was partially offset by incremental increases in merchant receivables of $20.2 million and deferred income tax assets of $17.3 million in 2012 as compared to 2011.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $138.2 million for 2013, $114.6 million in 2012, and $155.4 million in 2011. The primary differences between 2013 and 2012 included a $10.4 million increase in purchases of investments, a $10.4 million decrease in maturities of investments, and an $8.4 million increase in cash paid for property and equipment. The primary differences between 2012 and 2011 were a decrease in purchases of investments of $34.7 million, an increase in maturities of investments of $13.0 million, offset by an increase in cash paid for property and equipment of $17.8 million.

Net cash used in financing activities was $520.2 million for 2013, $545.9 million for 2012, and $369.4 million for 2011. Cash used in 2013 consisted primarily of cash paid for treasury stock, payments on capital lease obligations, and cash dividends paid to stockholders, offset by net proceeds from common stock issued under equity incentive plans. The primary differences contributing to the decrease between 2013 and 2012 were a $61.6 million change in bank overdraft and other financing activities, and a $29.3 million decrease in cash dividends paid to stockholders, as the dividend from the fourth quarter of 2012 was paid in December of 2012, rather than February of 2013. This was offset by a $50.1 million increase in cash paid for treasury stock. The primary differences between 2012 and 2011 were an increase in cash paid for treasury stock of $98.5 million and a decrease in bank overdraft of $59.0 million.

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

Although other companies report free cash flow, numerous methods exist for calculating free cash flow. As a result, the method used by our management to calculate free cash flow may differ from the methods used by other companies. We urge you to understand the methods used by another company to calculate free cash flow before comparing our free cash flow to that of another company. We define free cash flow as net cash provided by operating activities minus cash paid for property and equipment.

The following table reconciles net cash provided by operating activities, a GAAP measure, to free cash flow, a non-GAAP measure (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Net cash provided by operating activities	$615,180	$653,007	$575,420
Cash paid for property and equipment	(146,822)	(138,467)	(120,720)
Free cash flow, a non-GAAP measure	$468,358	$514,540	$454,700

For 2013, our free cash flow decreased primarily due to a change in accrued bonus, deferred compensation withholding, and accrued payroll. For 2012, our free cash flow increased primarily due to an increase in net income and an increase in trade accounts payable resulting from the extension of vendor payment terms. This was partially offset by incremental increases in merchant receivables, deferred income tax assets, and capital spending as compared to 2011.

Share Purchase Programs
In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and was in addition to any unused amount remaining under the previous $525.0 million program. We completed the $525.0 million program during the thirteen weeks ended February 2, 2014. As of February 2, 2014, $417.9 million remained available under the $535.0 million program.

The following table presents our purchases of our common stock under the respective share purchase programs (in thousands):

			Year Ended
Share Purchase Program			February 2, 2014		February 3, 2013		January 29, 2012
			(52 weeks)		(53 weeks)		(52 weeks)
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$400,000	June 2010	July 31, 2011	—	$—	—	$—	3,909	$165,383
$450,000	June 2011	January 31, 2013	—	—	4,594	278,553	3,683	171,447
$525,000	June 2012	January 31, 2014	5,025	346,942	2,599	178,058	—	—
$535,000	September 2013	January 31, 2015	1,616	117,134	—	—	—	—
			6,641	$464,076	7,193	$456,611	7,592	$336,830

Common Stock Dividends
We believe our ability to generate cash allows us to invest in the growth of the business and, at the same time, distribute a quarterly dividend. Our revolving credit facility and stand-alone letter of credit facility permit us to pay dividends, as long as we are not in default and the payment of dividends would not result in default. During 2013, 2012, and 2011, we paid aggregate dividends of $0.525, per share,$0.775 per share, and $0.53 per share, respectively. The decrease in dividends paid during 2013 was the result of the dividend declared in the fourth quarter of 2012, which was paid in December of 2012, rather than in February of 2013.

Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened 60 new stores and closed 5 stores in 2013. Generally, each new store requires capital expenditures of approximately $0.7 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. We expect total capital spending to be $150 million to $160 million for 2014, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.

Lease and Other Commitments
Operating and Capital Lease Commitments and Other Obligations
The following table summarizes our contractual obligations, net of estimated sublease income, at February 2, 2014, and the effect that such obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

Contractual Obligation	2014	2015 & 2016	2017 & 2018	2019 and Beyond	Other	Total
Operating lease obligations (1)	$325,830	$635,918	$475,116	$491,633	$—	$1,928,497
Capital lease obligations (1)(2)	115,340	227,670	178,403	204,548	—	725,961
Purchase obligations (3)	67,210	65,900	37,600	—	—	170,710
Uncertain tax positions (4)	—	—	—	—	17,827	17,827
Insurance obligations (5)	33,919	—	—	—	68,198	102,117
Total	$542,299	$929,488	$691,119	$696,181	$86,025	$2,945,112
Less: Sublease income	3,248	5,719	2,567	1,367	—	12,901
Net Total	$539,051	$923,769	$688,552	$694,814	$86,025	$2,932,211

__________

(1)
In addition to the commitments scheduled above, we have executed operating and capital lease agreements with total minimum lease payments of $157.4 million. The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of February 2, 2014, because we have not taken physical possession of the property.

(2)	Includes $207.5 million in interest.

(3)	Represents purchase obligations for product and advertising commitments.

(4)	Unrecognized tax benefits, as shown in “Other,” have been recorded as liabilities, and we are uncertain as to if or when such amounts may be settled.

(5)	Insurance obligations included in “Other,” have been classified as noncurrent liabilities. We are unable to estimate the specific year to which the obligations will relate beyond 2014.

Letters of Credit
We issue letters of credit for guarantees provided for insurance programs. As of February 2, 2014, we had $83.5 million outstanding under our letters of credit.

Off-Balance Sheet Arrangements
Other than executed operating leases, we do not have any off-balance sheet financing that has, or is reasonably likely to have, a material current or future impact on our financial condition, cash flows, results of operations, liquidity, capital expenditures, or capital resources.

Related Party Transactions
We have an investment in Banfield, who through a wholly owned subsidiary, Medical Management International, Inc., operates full-service veterinary hospitals in 837 of our stores. As of February 2, 2014, and February 3, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield. Two members of our management team are members of the Banfield Board of Directors. Our equity income from our investment in Banfield, which is recorded one month in arrears under the equity method of accounting, was $17.4 million, $16.0 million, and $10.9 million for 2013, 2012, and 2011, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $38.9 million, $38.2 million, and $36.7 million during 2013, 2012, and 2011, respectively, in other revenue in the Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million and $3.2 million at February 2, 2014, and February 3, 2013, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

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

We had no borrowings under our Revolving Credit Facility at February 2, 2014, and February 3, 2013. We had $14.3 million and $17.9 million in stand-by letter of credit issuances under our Revolving Credit Facility as of February 2, 2014, and February 3, 2013, respectively.

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

We had $69.2 million and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of February 2, 2014, and February 3, 2013, respectively. We had $71.2 million and $71.9 million in restricted cash on deposit as of February 2, 2014, and February 3, 2013, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of February 2, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Seasonality and Inflation
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales and operating profits during our fourth quarter, as compared to our other quarters, due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Because our stores typically draw customers from a large trade area, sales also may be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising, and other store-level expenses as a percentage of net sales than mature stores, new store openings also contribute to lower store operating margins until these stores become established.

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

Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or "the Act." We expect to be in compliance with the law in 2014 and intend to be in compliance with the employer mandate portion of the Act, which is effective in 2015. We do not expect the impact on our consolidated financial statements to be material.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk
We are subject to certain market risks arising from transactions in the normal course of our business. Such risks are principally associated with foreign exchange fluctuations.

Foreign Currency Risk
Our Canadian subsidiary operates 86 stores and uses the Canadian dollar as the functional currency and the United States dollar as the reporting currency. We have certain exposures to foreign currency risk. Net sales in Canada, denominated in United States dollars, were $0.4 billion, or 5.4% of our consolidated net sales for 2013. Transaction gains and losses denominated in the United States dollar are recorded in operating, general, and administrative expenses or cost of sales in the Consolidated Statements of Income and Comprehensive Income depending on the nature of the underlying transaction. Transaction losses included in net income were $0.9 million, $0.5 million, and $0.8 million for 2013, 2012, and 2011, respectively.

We maintain a natural hedge through management of the cash accounts denominated in United States dollars held in Canada in an effort to reduce the impact of foreign currency exchange rate fluctuations. From time to time, we have entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts,” in Canada to manage the impact of foreign currency exchange rate fluctuations related to certain balance sheet accounts. We did not designate these Foreign Exchange Contracts as hedges, and accordingly, they were recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value were recognized in operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We did not enter into Foreign Exchange Contracts during 2013 or 2012. The recorded gains and losses were immaterial for 2011.

Item 8.  Financial Statements and Supplementary Data
The information required by this Item is attached as Appendix F.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.  Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, or the "Exchange Act," is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer, or “CEO,” and Chief Financial Officer, or “CFO,” as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(b) under the Exchange Act, our management conducted an evaluation (under the supervision and with the participation of our CEO and our CFO) as of the end of the period covered by this report, of the effectiveness of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act. In performing this evaluation, our CEO and CFO concluded that, as of February 2, 2014, our disclosure controls and procedures were designed to meet the objective at the reasonable assurance level and were effective at the reasonable assurance level.

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

We are responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Rule 13a-15(f) under the Exchange Act. Our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements. Our internal control over financial reporting is supported by a program of internal audits and appropriate reviews by management, written policies and guidelines, careful selection and training of qualified personnel, and a written code of business conduct adopted by our Board of Directors, applicable to all our Directors, officers, employees, and subsidiaries. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements and even when determined to be effective, can only provide reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As required by Rule 13a - 15(c) under the Exchange Act, our management conducted an assessment (under the supervision and with the participation of our CEO and CFO) of the effectiveness of our internal control over financial reporting as of February 2, 2014. In making this assessment, we used the criteria in Internal Control - Integrated Framework, issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we maintained effective internal control over financial reporting as of February 2, 2014.

The effectiveness of our internal control over financial reporting as of February 2, 2014, has been audited by Deloitte & Touche LLP, an independent registered accounting firm, as stated in their attestation report, which is included herein.

Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act during the thirteen weeks ended February 2, 2014, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the internal control over financial reporting of PetSmart, Inc. and subsidiaries (the "Company") as of February 2, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 2, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended February 2, 2014 of the Company and our reports dated March 27, 2014 expressed unqualified opinions on those financial statements and the financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2014

Item 9B.  Other Information
None.
PART III

Item 10.  Directors, Executive Officers, and Corporate Governance
The required information concerning our executive officers is contained in Item 1, Part I of this Annual Report on Form 10-K.

The remaining information required by this item is incorporated by reference from the information under the captions “Corporate Governance,” “Audit Committee,” “Report of the Audit Committee of the Board of Directors,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our Annual Meeting of Stockholders to be held on June 18, 2014, or “2014 Proxy Statement.”

Our associates must act ethically at all times and in accordance with the policies in PetSmart's Code of Ethics and Business Conduct. We require full compliance with this policy and all designated associates including our CEO, CFO, and other individuals performing similar positions, to sign a certificate acknowledging that they have read, understand and will continue to comply with the policy. We publish the policy and any amendments or waivers to the policy in the Corporate Governance section of our Internet Website located at www.petm.com.

Item 11.  Executive Compensation
The information required by this item is incorporated by reference from the information under the captions “Compensation Discussion and Analysis,” “Executive Compensation,” “Stock Award Grants, Exercises, and Plans,” “Employment and Severance Arrangements,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “ Compensation Committee Report” in our 2014 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference from the information under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plan Information” in our 2014 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference from the information under the captions “Certain Relationships and Transactions” and “Corporate Governance” in our 2014 Proxy Statement.

Item 14.  Principal Accounting Fees and Services
The information required by this item is incorporated by reference from the information under caption “Fees to Independent Registered Public Accounting Firm for Fiscal Years 2013 and 2012” in our 2014 Proxy Statement.

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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2014.

PetSmart, Inc.

By:	/s/ David K. Lenhardt
David K. Lenhardt
Chief Executive Officer

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints David K. Lenhardt and Carrie W. Teffner, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in his or her name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents, or any of them, or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID K. LENHARDT	Director and Chief Executive Officer	March 27, 2014
David K. Lenhardt	(Principal Executive Officer)

/s/ CARRIE W. TEFFNER	Senior Vice President and Chief Financial Officer	March 27, 2014
Carrie W. Teffner	(Principal Financial Officer and Principal Accounting Officer)

/s/ GREGORY P. JOSEFOWICZ	Chairman	March 27, 2014
Gregory P. Josefowicz

/s/ ANGEL CABRERA	Director	March 27, 2014
Angel Cabrera

/s/ RITA V. FOLEY	Director	March 27, 2014
Rita V. Foley

/s/ RAKESH GANGWAL	Director	March 27, 2014
Rakesh Gangwal

/s/ JOSEPH S. HARDIN, JR.	Director	March 27, 2014
Joseph S. Hardin, Jr.

/s/ RICHARD K. LOCHRIDGE	Director	March 27, 2014
Richard K. Lochridge

/s/ BARBARA MUNDER	Director	March 27, 2014
Barbara Munder

/s/ ELIZABETH A. NICKELS	Director	March 27, 2014
Elizabeth A. Nickels

/s/ THOMAS G. STEMBERG	Director	March 27, 2014
Thomas G. Stemberg

APPENDIX F

PetSmart, Inc. and Subsidiaries

Index to the Consolidated Financial Statements and
Financial Statement Schedule

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the accompanying consolidated balance sheets of PetSmart, Inc. and subsidiaries (the "Company") as of February 2, 2014 and February 3, 2013, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended February 2, 2014.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of PetSmart, Inc. and subsidiaries as of February 2, 2014 and February 3, 2013, and the results of their operations and their cash flows for each of the three years in the period ended February 2, 2014, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 2, 2014, based on the criteria established in Internal Control-Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Phoenix, Arizona
March 27, 2014

PetSmart, Inc. and Subsidiaries
Consolidated Balance Sheets
(In thousands, except par value)

	February 2, 2014	February 3, 2013
ASSETS
Cash and cash equivalents	$285,622	$335,155
Short-term investments	—	9,150
Restricted cash	71,226	71,916
Receivables, net	72,685	72,198
Merchandise inventories	740,302	679,090
Deferred income taxes	71,945	62,859
Prepaid expenses and other current assets	76,463	86,768
Total current assets	1,318,243	1,317,136
Property and equipment, net	952,955	985,707
Equity investment in Banfield	33,577	39,934
Deferred income taxes	110,408	102,992
Goodwill	41,140	44,242
Other noncurrent assets	65,645	46,970
Total assets	$2,521,968	$2,536,981

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$255,251	$202,122
Accrued payroll, bonus, and employee benefits	160,008	176,082
Accrued occupancy expenses and deferred rents	81,867	70,671
Current maturities of capital lease obligations	66,887	61,581
Other current liabilities	230,332	244,436
Total current liabilities	794,345	754,892
Capital lease obligations	451,597	464,578
Deferred rents	65,932	73,855
Other noncurrent liabilities	116,312	120,064
Total liabilities	1,428,186	1,413,389
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 169,178 and 167,209 shares issued	17	17
Additional paid-in capital	1,515,333	1,418,411
Retained earnings	2,173,005	1,827,996
Accumulated other comprehensive (loss) income	(2,159)	5,506
Less: Treasury stock, at cost, 68,520 and 61,879 shares	(2,592,414)	(2,128,338)
Total stockholders’ equity	1,093,782	1,123,592
Total liabilities and stockholders’ equity	$2,521,968	$2,536,981

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Merchandise sales	$6,111,702	$5,979,604	$5,401,731
Services sales	766,006	740,471	674,859
Other revenue	38,919	38,162	36,714
Net sales	6,916,627	6,758,237	6,113,304
Cost of merchandise sales	4,222,542	4,124,432	3,783,951
Cost of services sales	539,229	533,504	488,216
Cost of other revenue	38,919	38,162	36,714
Total cost of sales	4,800,690	4,696,098	4,308,881
Gross profit	2,115,937	2,062,139	1,804,423
Operating, general, and administrative expenses	1,422,619	1,410,922	1,301,304
Operating income	693,318	651,217	503,119
Interest expense, net	(51,779)	(54,329)	(56,842)
Income before income tax expense and equity income from Banfield	641,539	596,888	446,277
Income tax expense	(239,444)	(223,329)	(166,960)
Equity income from Banfield	17,425	15,970	10,926
Net income	419,520	389,529	290,243
Other comprehensive (loss) income, net of income tax:
Foreign currency translation adjustments	(7,645)	36	77
Other	(20)	(20)	33
Comprehensive income	$411,855	$389,545	$290,353
Earnings per common share:
Basic	$4.06	$3.61	$2.59
Diluted	$4.02	$3.55	$2.55
Weighted average shares outstanding:
Basic	103,203	107,819	111,909
Diluted	104,316	109,611	113,993
The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
(In thousands, except per share data)

	Shares			Additional Paid-in Capital		Accumulated Other Comprehensive Income (Loss)
	Common Stock	Treasury Stock	Common Stock		Retained Earnings		Treasury Stock	Total
BALANCE AT JANUARY 30, 2011	162,586	(47,094)	$16	$1,222,340	$1,277,803	$5,380	$(1,334,897)	$1,170,642
Net Income					290,243			290,243
Issuance of common stock under stock incentive plans	2,215		—	46,378				46,378
Stock-based compensation expense				27,989				27,989
Excess tax benefits from stock-based compensation				16,289				16,289
Dividends declared ($0.545 per share)					(60,992)			(60,992)
Other comprehensive income (loss), net of income tax						110		110
Purchase of treasury stock, at cost		(7,592)					(336,830)	(336,830)
BALANCE AT JANUARY 29, 2012	164,801	(54,686)	16	1,312,996	1,507,054	5,490	(1,671,727)	1,153,829
Net Income					389,529			389,529
Issuance of common stock under stock incentive plans	2,408		1	32,273				32,274
Stock-based compensation expense				29,957				29,957
Excess tax benefits from stock-based compensation				43,185				43,185
Dividends declared ($0.635 per share)					(68,587)			(68,587)
Other comprehensive income (loss), net of income tax						16		16
Purchase of treasury stock, at cost		(7,193)					(456,611)	(456,611)
BALANCE AT FEBRUARY 3, 2013	167,209	(61,879)	17	1,418,411	1,827,996	5,506	(2,128,338)	1,123,592
Net Income					419,520			419,520
Issuance of common stock under stock incentive plans	1,969		—	43,816				43,816
Stock-based compensation expense				28,300				28,300
Excess tax benefits from stock-based compensation				24,806				24,806
Dividends declared ($0.72 per share)					(74,511)			(74,511)
Other comprehensive income (loss), net of income tax						(7,665)		(7,665)
Purchase of treasury stock, at cost		(6,641)					(464,076)	(464,076)
BALANCE AT FEBRUARY 2, 2014	169,178	(68,520)	$17	$1,515,333	$2,173,005	$(2,159)	$(2,592,414)	$1,093,782

The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$419,520	$389,529	$290,243
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	235,431	238,406	236,974
Loss on disposal of property and equipment	3,927	5,742	6,882
Stock-based compensation expense	28,300	29,957	27,989
Deferred income taxes	(11,973)	(21,009)	(3,702)
Equity income from Banfield	(17,425)	(15,970)	(10,926)
Dividend received from Banfield	23,782	13,860	15,960
Excess tax benefits from stock-based compensation	(24,970)	(43,196)	(14,223)
Non-cash interest expense	608	962	782
Changes in assets and liabilities:
Merchandise inventories	(64,473)	(34,015)	(29,220)
Other assets	2,234	(46,932)	(26,703)
Accounts payable	37,118	40,653	9,135
Accrued payroll, bonus, and employee benefits	(15,578)	18,042	18,707
Other liabilities	(1,321)	76,978	53,522
Net cash provided by operating activities	615,180	653,007	575,420
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(14,446)	(4,027)	(38,738)
Proceeds from maturities of investments	12,801	23,230	10,215
Proceeds from sales of investments	580	3,695	2,304
Decrease (Increase) in restricted cash	690	(1,727)	(8,750)
Cash paid for property and equipment	(146,822)	(138,467)	(120,720)
Proceeds from sales of property and equipment	9,006	2,685	331
Net cash used in investing activities	(138,191)	(114,611)	(155,358)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	49,506	55,197	53,439
Minimum statutory withholding requirements	(5,792)	(23,172)	(7,061)
Cash paid for treasury stock	(485,404)	(435,283)	(336,830)
Payments of capital lease obligations	(72,986)	(64,462)	(54,437)
Change in bank overdraft and other financing activities	23,847	(37,728)	21,269
Excess tax benefits from stock-based compensation	24,970	43,196	14,223
Cash dividends paid to stockholders	(54,374)	(83,661)	(60,011)
Net cash used in financing activities	(520,233)	(545,913)	(369,408)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(6,289)	(220)	289
(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,533)	(7,737)	50,943
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	335,155	342,892	291,949
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$285,622	$335,155	$342,892

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid	$52,144	$54,659	$57,692
Income taxes paid, net of refunds	$250,958	$192,629	$156,234
Assets acquired using capital lease obligations	$65,816	$28,830	$46,704
Accruals and accounts payable for capital expenditures	$18,000	$39,075	$40,308
Treasury stock purchased, not yet settled	$—	$21,328	$—
Dividends declared but unpaid	$20,479	$342	$15,417
Non-cash construction in progress acquired with note payable	$16,000	$—	$—
The accompanying notes are an integral part of these consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1 — The Company and its Significant Accounting Policies
Business
PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we,” or “us”), is the leading specialty provider of products, services, and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various services including professional grooming and boarding, as well as training and day camp for dogs. We also offer pet products through PetSmart.com. As of February 2, 2014, we operated 1,333 stores and had full-service veterinary hospitals in 844 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 837 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

Principles of Consolidation
Our consolidated financial statements include the accounts of PetSmart and our wholly owned subsidiaries. We have eliminated all intercompany accounts and transactions.

Fiscal Year
Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. The 2013 fiscal year ended on February 2, 2014, and was a 52-week year. Fiscal years 2012 and 2011 consisted of 53 weeks and 52 weeks, respectively. Unless otherwise specified, all references to years in these consolidated financial statements are to fiscal years.

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, or “GAAP,” requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses during the reporting period. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Under different assumptions or conditions, actual results could differ from these estimates.

Segment Reporting
We have identified two operating segments, Merchandise and Services. These operating segments have similar long-term economic characteristics, include sales to the same types of customers, have the same distribution method, and include sales similar in nature; therefore, they have been aggregated into one reportable segment.

Net sales in the United States and Puerto Rico were $6.5 billion, $6.4 billion, and $5.8 billion for 2013, 2012, and 2011, respectively. Net sales in Canada, denominated in United States dollars, were $0.4 billion, $0.4 billion, and $0.3 billion for 2013, 2012, and 2011, respectively. Substantially all our long-lived assets are located in the United States.

Financial Instruments
Our financial instruments consist primarily of cash and cash equivalents, restricted cash, receivables and accounts payable. These balances, as presented in the consolidated financial statements at February 2, 2014, and February 3, 2013, approximate fair value because of the short-term nature. Our short-term investments in municipal bonds are recorded at fair value using quoted prices in active markets for identical assets or liabilities as detailed in Note 4. We also have investments in negotiable certificates of deposit, which are carried at their amortized cost basis as detailed in Note 4. From time to time, we have entered into foreign currency exchange forward contracts, or “Foreign Exchange Contracts." We did not designate these Foreign Exchange Contracts as hedges, and accordingly, they were recorded at fair value using quoted prices for similar assets or liabilities in active markets. The changes in the fair value were recognized in operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We did not enter into Foreign Exchange Contracts during 2013 or 2012. The recorded gains and losses were immaterial for 2011.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Cash and Cash Equivalents
We consider any liquid investments with a maturity of three months or less at purchase to be cash equivalents. Included in cash and cash equivalents are credit and debit card receivables from banks, which typically settle within five business days, of $61.5 million and $58.9 million as of February 2, 2014, and February 3, 2013, respectively.

Under our cash management system, a bank overdraft balance exists for our primary disbursement accounts. This overdraft represents uncleared checks in excess of cash balances in the related bank accounts. Our funds are transferred on an as-needed basis to pay for clearing checks. As of February 2, 2014, and February 3, 2013, bank overdrafts of $32.8 million and $16.1 million, respectively, were included in accounts payable and bank overdraft in the Consolidated Balance Sheets.

Restricted Cash
Our stand-alone letter of credit facility agreement allows us to issue letters of credit for guarantees provided for insurance programs. We are required to maintain a cash deposit with the lender for outstanding letter of credit issuances, as detailed in Note 11.

Vendor Allowances
We receive vendor allowances from agreements made with certain merchandise suppliers, primarily in the form of advertising funding agreements. These vendor allowances are specifically related to identifiable advertising costs incurred to promote and sell vendor products. We also receive vendor allowances as reimbursement of costs incurred for fixtures used to display and sell our suppliers’ products. Vendor allowances for advertising and fixtures are recorded as a reduction of operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Excess cash consideration received is recorded as a reduction to cost of goods sold, rather than operating, general, and administrative expenses. Vendor allowances that we receive prior to the period that they relate to are considered unearned vendor consideration and are recorded in accounts payable in the Consolidated Balance Sheets. We establish a receivable for vendor allowances that are earned but not yet received. Vendor allowances remaining in receivables in the Consolidated Balance Sheets were not material as of February 2, 2014, and February 3, 2013.

Merchandise Inventories and Valuation Reserves
Merchandise inventories represent finished goods and are recorded at the lower of cost or market. Cost is determined by the moving average cost method and includes inbound freight, as well as certain procurement and distribution costs related to the processing of merchandise.

We have established reserves for estimated inventory shrinkage between physical inventories. Physical inventory counts are taken on a regular basis, and inventory is adjusted accordingly. Distribution centers perform cycle counts using a velocity based system that determines whether the inventory should be counted every 30, 90, 180, or 365 days. Stores generally perform physical inventories at least once per year, and count certain inventory items between physical inventories. For each reporting period presented, we estimate the inventory shrinkage based on a two-year historical trend analysis. Changes in shrink results or market conditions could cause actual results to vary from estimates used to establish the reserves.

We also have reserves for estimated obsolescence and to reduce merchandise inventory to the lower of cost or market. We evaluate inventory for excess, obsolescence, or other factors that may render inventories unmarketable at historical cost. Factors used in determining obsolescence reserves, which are recorded to reflect approximate net realizable value of our inventories, include current and anticipated demand, customer preferences, age of merchandise, seasonal trends, and decisions to discontinue certain products. If assumptions about future demand change, or actual market conditions are less favorable than those projected by management, we may require additional reserves.

As of February 2, 2014, and February 3, 2013, our inventory valuation reserves were $12.7 million and $11.8 million, respectively.

Property and Equipment
Property and equipment are recorded at cost less accumulated depreciation and amortization. Depreciation is provided on buildings, furniture, fixtures, equipment, and computer software using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements and capital lease assets are amortized using the straight-line method over the shorter

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

of the lease term or the estimated useful lives of the related assets. Computer software consists primarily of third-party software purchased for internal use. Costs associated with the preliminary stage of a project are expensed as incurred. In the development phase, project costs that we capitalize include external consulting costs, as well as qualifying internal labor costs. Training costs, data conversion costs, and maintenance costs are expensed as incurred. Maintenance and repairs to furniture, fixtures, and equipment are expensed as incurred.

We review long-lived assets for impairment based on undiscounted cash flows on a quarterly basis, and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. If this review indicates that the carrying amount of the long-lived assets is not recoverable, we recognize an impairment loss, measured at fair value by estimated discounted cash flows or market appraisals. No material asset impairments were identified during 2013, 2012, or 2011.

Our property and equipment are depreciated using the following estimated useful lives:

Capital lease assets	Shorter of the lease term or estimated useful life
Furniture, fixtures, and equipment	2	—	7	years
Leasehold improvements	1	—	20	years
Computer software	3	—	7	years

Goodwill
The carrying value of goodwill of $41.1 million and $44.2 million as of February 2, 2014, and February 3, 2013, respectively, represents the excess of the cost of acquired businesses over the fair market value of their net assets. Other than the effects of foreign currency translation, no other changes were made to goodwill during 2013, 2012, or 2011.

Insurance Liabilities and Reserves
We maintain workers' compensation, general liability, product liability, and property insurance on all our operations, properties, and leasehold interests. We utilize high deductible plans for each of these areas including a self-insured health plan for our eligible associates. Workers' compensation deductibles generally carry a $1.0 million per occurrence risk of claim liability. Our general liability plan specifies a $0.5 million per occurrence risk of claim liability. We establish reserves for claims under workers' compensation and general liability plans based on periodic actuarial estimates of the amount of loss for all pending claims, including estimates for claims that have been incurred but not reported. Our loss estimates rely on actuarial observations of ultimate loss experience for similar historical events and changes in such assumptions could result in an adjustment, favorable or adverse, to our reserves. As of February 2, 2014, and February 3, 2013, we had approximately $102.1 million and $107.2 million, respectively, in reserves related to workers' compensation, general liability, and self-insured health plans, of which $68.2 million and $74.0 million were classified as other noncurrent liabilities in the Consolidated Balance Sheets.

Reserve for Closed Stores
We continuously evaluate the performance of our stores and periodically close those that are under-performing. Closed stores are generally replaced by a new store in a nearby location. We establish reserves for future occupancy payments on closed stores in the period the store closes. The costs for future occupancy payments are reported in operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We calculate the cost for future occupancy payments, net of expected sublease income, associated with closed stores using the net present value method at a credit-adjusted risk-free interest rate over the remaining life of the lease. Judgment is used to estimate the underlying real estate market related to the expected sublease income, and we can make no assurances that additional charges will not be required based on the changing real estate environment.

Property and equipment retirement losses at closed stores are recorded as operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income.

Income Taxes
We establish deferred income tax assets and liabilities for temporary differences between the financial reporting bases and the income tax bases of our assets and liabilities at enacted tax rates expected to be in effect when such assets or liabilities are realized or settled. We generally do not materially adjust deferred income taxes at interim periods. We record a valuation allowance on the deferred income tax assets to reduce the total to an amount we believe is more likely than not to be realized. Valuation

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

allowances at February 2, 2014, and February 3, 2013, were principally to offset certain deferred income tax assets for net operating loss carryforwards.

We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will be consistent with what is reflected in the historical income tax provisions and accruals.

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

Other Current Liabilities
Other current liabilities consisted of the following (in thousands):

	February 2, 2014	February 3, 2013
Accrued income and sales tax	$29,847	$72,435
Non-trade accounts payable	46,776	47,714
Other(1)	153,709	124,287
	$230,332	$244,436
________
(1) There were no other individual items within other current liabilities greater than 5% of total current liabilities.

Revenue Recognition
Revenue is recognized net of applicable sales tax in the Consolidated Statements of Income and Comprehensive Income. We record the sales tax liability in other current liabilities in the Consolidated Balance Sheets. We recognize revenue for store merchandise sales when the customer receives and pays for the merchandise at the register. We recognize revenue from professional grooming, boarding, and dog training when the services are performed. Internet sales are recognized at the time that the customer receives the product. We defer revenue and the related product costs for shipments that are in transit to the customer. Customers typically receive goods within a few days of shipment. Such amounts were immaterial as of February 2, 2014, and February 3, 2013. Amounts related to shipping and handling that are billed to customers are reflected in merchandise sales, and the related costs are reflected in cost of merchandise sales.

We record deferred revenue for the sale of gift cards and recognize this revenue in net sales when cards are redeemed. Gift card breakage income is recognized over two years based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. We recognized $3.0 million, $2.0 million, and $1.8 million of gift card breakage income during 2013, 2012, and 2011, respectively. Gift card breakage is recorded monthly and is included in the Consolidated Statements of Income and Comprehensive Income as a reduction of operating, general, and administrative expenses.

We record allowances for estimated returns based on historical return patterns. These allowances were not material during 2013, 2012, and 2011.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

In accordance with our master operating agreement with Banfield, we charge Banfield license fees for the space used by the veterinary hospitals and for its portion of specific operating expenses. License fees and the reimbursements for specific operating expenses are included in other revenue in the Consolidated Statements of Income and Comprehensive Income.

Cost of Merchandise Sales
Cost of merchandise sales includes the following types of expenses:

•	Purchase price of inventory sold;

•	Transportation costs associated with inventory;

•	Inventory shrinkage costs and valuation adjustments;

•	Costs associated with operating our distribution network, including payroll and benefit costs, occupancy costs, utilities costs, and depreciation;

•	Procurement costs, including merchandising and other costs directly associated with the procurement, storage, and handling of inventory;

•	Store occupancy costs, including rent, common area maintenance, real estate taxes, utilities, and depreciation of leasehold improvements and capitalized lease assets; and

•	Reductions for promotions and discounts, as well as vendor funding for temporary price reductions.

Cost of Services Sales
Cost of services sales primarily relates to payroll and benefit expenses related to PetSmart-employed groomers, trainers, and PetsHotel associates. Also included in cost of services sales are services-related costs for supplies and repairs, as well as professional fees for the training of groomers, trainers, and PetsHotel associates.

Cost of Other Revenue
Cost of other revenue includes the costs related to license fees and specific operating expenses charged to Banfield.

Vendor Concentration Risk
We purchase merchandise inventories from several hundred vendors worldwide. Sales of products from our two largest vendors represented approximately 19.0%, 20.5%, and 20.7% of our net sales for 2013, 2012, and 2011, respectively.

Advertising
Advertising costs are expensed as incurred, and are classified within operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. Total advertising expenditures, net of vendor allowances for advertising agreements, and including direct response advertising, were $139.9 million, $117.6 million, and $95.9 million for 2013, 2012, and 2011, respectively. Vendor allowances for advertising agreements reduced total advertising expense by $38.8 million, $35.8 million, and $33.0 million for 2013, 2012, and 2011, respectively.

Stock-based Compensation
We recognize stock-based compensation expense based on the fair value of the awards at the grant date for all awards except management equity units which are evaluated quarterly based upon the current market value of our common stock. We use option pricing methods that require the input of highly subjective assumptions, including the expected stock price volatility. Compensation cost is recognized on a straight-line basis over the vesting period of the related stock-based compensation award, with the exception of certain retirement provisions.

Foreign Currency
The local currency is used as the functional currency in Canada. We translate assets and liabilities denominated in foreign currency into United States dollars at the current rate of exchange at year-end, and translate revenues and expenses at the average exchange rate during the year. Foreign currency translation adjustments are included in other comprehensive income and are

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

reported in stockholders' equity in the Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Deferred tax (benefit) expense on translation adjustments	$(4,529)	$23	$50
Transaction loss	889	454	817

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

Note 2 — Recently Issued Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board, or “FASB,” issued an accounting standards update on the presentation of unrecognized tax benefits. The update clarifies that unrecognized tax benefits related to a net operating loss carryforward, or similar tax loss, or tax credit carryforward, should generally be presented in the financial statements as a reduction to a deferred tax asset. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The update allows for early adoption. We have accordingly presented applicable uncertain tax positions as reductions to deferred income tax assets in the Consolidated Balance Sheet as of February 2, 2014. These amounts are presented in other current liabilities and other noncurrent liabilities in the Consolidated Balance Sheet as of February 3, 2013. The adoption of the new guidance did not have a material impact on our consolidated financial statements.

Note 3 — Income Taxes
Income before income tax expense and equity income from Banfield was as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
United States and Puerto Rico	$626,634	$580,672	$433,633
Foreign	14,905	16,216	12,644
	$641,539	$596,888	$446,277

Income tax expense consisted of the following (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Current provision:
Federal	$219,617	$218,469	$147,728
State	31,800	25,869	22,934
	251,417	244,338	170,662
Deferred:
Federal	(8,440)	(19,687)	574
State	(3,533)	(1,322)	(4,276)
	(11,973)	(21,009)	(3,702)
Income tax expense	$239,444	$223,329	$166,960

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

A reconciliation of the federal statutory income tax rate to our effective tax rate is as follows (dollars in thousands):

	Year Ended
	February 2, 2014		February 3, 2013		January 29, 2012
	(52 weeks)		(53 weeks)		(52 weeks)
Provision at federal statutory tax rate	$224,544	35.0%	$208,911	35.0%	$156,197	35.0%
State income taxes, net of federal income tax benefit	15,518	2.4	15,724	2.6	10,423	2.3
Tax on equity income from Banfield	(560)	(0.1)	1,709	0.3	(645)	(0.2)
Other	(58)	—	(3,015)	(0.5)	985	0.3
	$239,444	37.3%	$223,329	37.4%	$166,960	37.4%

The components of the net deferred income tax assets (liabilities) included in the Consolidated Balance Sheets are as follows (in thousands):

	February 2, 2014	February 3, 2013
Deferred income tax assets:
Capital lease obligations	$170,155	$185,137
Employee benefit expense	91,367	102,063
Deferred rents	30,687	33,086
Net operating loss carryforwards	14,482	15,534
Other	45,259	38,047
Total deferred income tax assets	351,950	373,867
Valuation allowance	(8,592)	(8,250)
Deferred income tax assets, net of valuation allowance	343,358	365,617
Deferred income tax liabilities:
Property and equipment	(130,800)	(167,428)
Inventory	(9,952)	(10,771)
Other	(20,253)	(21,567)
Total deferred income tax liabilities	(161,005)	(199,766)
Net deferred income tax assets	$182,353	$165,851

As of February 2, 2014, we had, for income tax reporting purposes, federal net operating loss carryforwards of $41.4 million which expire in varying amounts between 2019 and 2020. The federal net operating loss carryforwards are subject to certain limitations on their utilization pursuant to the Internal Revenue Code. We also had a Canadian capital loss carryforward of $11.6 million and state tax credit carryforwards of $4.6 million which expire in varying amounts between 2017 and 2023.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Unrecognized tax benefits, beginning balance	$15,679	$20,940	$16,735
Gross increases - tax positions related to the current year	2,067	1,757	1,938
Gross increases - tax positions in prior periods	4,321	1,362	3,730
Gross decreases - tax positions in prior periods	(393)	(4,854)	(146)
Gross settlements	(3,610)	(2,819)	(922)
Lapse of statute of limitations	—	(719)	(393)
Gross (decreases) increases - foreign currency translation	(237)	12	(2)
Unrecognized tax benefits, ending balance	$17,827	$15,679	$20,940

Included in the balance of unrecognized tax benefits at February 2, 2014, February 3, 2013, and January 29, 2012, were $8.9 million, $7.9 million, and $11.1 million, respectively, of tax benefits that, if recognized, would affect the effective tax rate.

We continue to recognize penalties and interest accrued related to unrecognized tax benefits as income tax expense. During 2013, 2012, and 2011, the impact of accrued interest and penalties related to unrecognized tax benefits on the Consolidated Statements of Income and Comprehensive Income was immaterial. In total, as of February 2, 2014, we had recognized a liability for penalties of $1.3 million and interest of $2.5 million. As of February 3, 2013, we had recognized a liability for penalties of $0.9 million and interest of $2.0 million.

Our unrecognized tax benefits largely include state exposures from filing positions taken on state tax returns and characterization of income and timing of deductions on federal and state tax returns. We believe that it is reasonably possible that approximately $0.8 million of our currently remaining unrecognized tax positions, each of which are individually insignificant, may be recognized by the end of 2014 as a result of settlements or a lapse of the statute of limitations.

We have substantially settled all federal income tax matters through 2008, state and local jurisdictions through 2005, and foreign jurisdictions through 2003. We could be subject to audits in these jurisdictions for the subsequent years.

Note 4 — Investments
Short-term Investments
Our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments are classified as available-for-sale and are carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). Accrued interest was immaterial at February 3, 2013. The amortized cost basis at February 3, 2013 was $9.1 million. Unrealized gains and losses are included in other comprehensive income in the Consolidated Statements of Income and Comprehensive Income. We did not have short-term investments at February 2, 2014.

Investments in Negotiable Certificates of Deposit
At February 2, 2014, and February 3, 2013, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Consolidated Balance Sheets as follows (in thousands):

	February 2, 2014	February 3, 2013
Prepaid expenses and other current assets	$7,045	$2,571
Noncurrent assets	5,760	240

The aggregate fair value of our investments in NCDs was $12.8 million and $2.8 million at February 2, 2014, and February 3, 2013, respectively. The fair value is determined using pricing models which use inputs based on observable market data (Level

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

2). The inputs of the pricing models are issuer spreads and reported trades. Unrecognized gains for 2013, 2012, and 2011 were immaterial.

Equity Investment in Banfield
We have an investment in Banfield which is accounted for using the equity method of accounting. We record our equity income from our investment in Banfield one month in arrears. As of February 2, 2014, and February 3, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

As of February 2, 2014, we held 4.7 million shares of Banfield voting stock, consisting of:
•2.9 million shares of voting preferred stock that may be converted into voting common stock at any time at our option;
and
•1.8 million shares of voting common stock.

Banfield’s financial data is summarized as follows (in thousands):

	February 2, 2014	February 3, 2013
Current assets	$450,657	$429,787
Noncurrent assets	160,268	141,209
Current liabilities	448,665	388,729
Noncurrent liabilities	26,776	16,508

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Net sales	$1,005,629	$884,324	$747,705
Income from operations	138,589	128,234	89,569
Net income	82,975	76,052	52,019

We recognized license fees and reimbursements for specific operating expenses from Banfield of $38.9 million, $38.2 million, and $36.7 million during 2013, 2012, and 2011, respectively, in other revenue in the Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million and $3.2 million at February 2, 2014, and February 3, 2013, respectively, and were included in receivables, net in the Consolidated Balance Sheets.

Our master operating agreement with Banfield also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 5 — Property and Equipment
Property and equipment consisted of the following (in thousands):

	February 2, 2014	February 3, 2013
Buildings	$—	$9,568
Furniture, fixtures, and equipment	1,084,047	1,051,821
Leasehold improvements	714,888	683,358
Computer software	138,613	122,377
Buildings under capital leases	805,627	765,517
	2,743,175	2,632,641
Less: accumulated depreciation and amortization	1,860,674	1,700,715
	882,501	931,926
Construction in progress	70,454	53,781
Property and equipment, net	$952,955	$985,707

Note 6 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	February 2, 2014	February 3, 2013
Total remaining gross occupancy costs	$13,180	$22,699
Less:
Expected sublease income	(8,922)	(13,117)
Interest costs	(312)	(856)
Reserve for closed stores	$3,946	$8,726

Current portion, included in other current liabilities	1,690	3,466
Noncurrent portion, included in other noncurrent liabilities	2,256	5,260
Reserve for closed stores	$3,946	$8,726

Activities related to the reserve for closed stores were as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Opening balance	$8,726	$10,007	$9,764
Provision for new store closures	1,171	5,180	1,297
Lease terminations	(236)	(584)	—
Changes in sublease assumptions	(197)	228	3,338
Other charges	290	353	606
Payments	(5,808)	(6,458)	(4,998)
Ending balance	$3,946	$8,726	$10,007

We record charges for new closures and adjustments related to changes in subtenant assumptions and other occupancy payments in operating, general, and administrative expenses in the Consolidated Statements of Income and Comprehensive Income. We can make no assurances that additional charges related to closed stores will not be required based on the changing real estate environment.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 7 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Basic	103,203	107,819	111,909
Dilutive stock-based compensation awards	1,113	1,792	2,084
Diluted	104,316	109,611	113,993

Certain stock-based compensation awards representing 0.3 million, 0.5 million, and 1.3 million shares of common stock in 2013, 2012, and 2011, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

Note 8 — Stockholders’ Equity
Share Purchase Programs
In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million through January 31, 2015. The $535.0 million program commenced on October 1, 2013, and was in addition to any unused amount remaining under the previous$525.0 million program. We completed the $525.0 million program during the thirteen weeks ended February 2, 2014. As of February 2, 2014, $417.9 million remained available under the $535.0 million program.

The following table presents our purchases of our common stock under the respective share purchase programs (in thousands):

			Year Ended
Share Purchase Program			February 2, 2014		February 3, 2013		January 29, 2012
			(52 weeks)		(53 weeks)		(52 weeks)
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$400,000	June 2010	July 31, 2011	—	$—	—	$—	3,909	$165,383
$450,000	June 2011	January 31, 2013	—	—	4,594	278,553	3,683	171,447
$525,000	June 2012	January 31, 2014	5,025	346,942	2,599	178,058	—	—
$535,000	September 2013	January 31, 2015	1,616	117,134	—	—	—	—
			6,641	$464,076	7,193	$456,611	7,592	$336,830

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Dividends
In 2013 and 2012, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 26, 2013	$0.165	May 3, 2013	May 17, 2013
June 14, 2013	$0.165	August 2, 2013	August 16, 2013
September 25, 2013	$0.195	November 1, 2013	November 15, 2013
December 4, 2013	$0.195	January 31, 2014	February 14, 2014

March 14, 2012	$0.14	April 27, 2012	May 11, 2012
June 13, 2012	$0.165	July 27, 2012	August 10, 2012
September 26, 2012	$0.165	October 26, 2012	November 9, 2012
December 7, 2012	$0.165	December 19, 2012	December 31, 2012

On March 19, 2014, the Board of Directors declared a quarterly cash dividend of $0.195 per share payable on May 16, 2014, to stockholders of record on May 2, 2014.

Note 9 — Stock-based Compensation
We have several long-term incentive plans, including plans for stock options, restricted stock, performance share units, management equity units, and employee stock purchases. Shares issued under our long-term incentive plans are issued from new shares.

Stock Options
At February 2, 2014, stock option grants representing 2.0 million shares of common stock were outstanding under all of the stock option plans, and 22.8 million of additional stock options or awards may be issued under the 2011 Equity Incentive Plan. These grants are made to employees, including officers. Stock options, which are subject to time-based, graduated vesting at 25% per year, are fully vested on the fourth anniversary of the initial grant date and expire seven years after the grant date.

Activities in all of our stock option plans were as follows (in thousands, except per share data):

	Year Ended February 2, 2014 (52 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	3,414	$35.53
Granted	609	$62.77
Exercised	(1,603)	$27.99		$66,682
Forfeited/canceled	(462)	$52.27
Outstanding at end of year	1,958	$46.22	4.35	$33,317
Vested and expected to vest at end of year	1,924	$46.00	4.33	$33,161
Exercisable at end of year	491	$34.86	3.15	$13,823

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

	Year Ended February 3, 2013 (53 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	4,838	$28.66
Granted	649	$58.00
Exercised	(1,907)	$25.58		$70,917
Forfeited/canceled	(166)	$37.37
Outstanding at end of year	3,414	$35.53	4.28	$97,182
Vested and expected to vest at end of year	3,307	$35.10	4.23	$95,558
Exercisable at end of year	1,042	$25.73	2.94	$39,839

	Year Ended January 29, 2012 (52 weeks)
	Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	5,985	$23.07
Granted	1,384	$40.82
Exercised	(2,306)	$21.48		$55,431
Forfeited/canceled	(225)	$28.47
Outstanding at end of year	4,838	$28.66	4.39	$120,299
Vested and expected to vest at end of year	4,661	$28.35	4.34	$117,289
Exercisable at end of year	1,552	$23.57	2.80	$46,489

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

Activities in our restricted stock awards and restricted stock units plan were as follows (in thousands, except per share data):

	Year Ended
	February 2, 2014 (52 weeks)		February 3, 2013 (53 weeks)		January 29, 2012 (52 weeks)
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	220	$57.52	612	$20.20	1,188	$24.85
Granted	236	$62.08	237	$57.83	24	$40.78
Vested	(26)	$57.44	(604)	$20.10	(543)	$31.35
Forfeited	(44)	$60.06	(25)	$50.87	(57)	$19.89
Nonvested at end of year	386	$60.08	220	$57.52	612	$20.20

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

The total fair value of restricted stock which vested during 2013, 2012, and 2011 was $1.7 million, $35.7 million, and $22.7 million, respectively.

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

For units granted in 2013 and 2012, the performance goal was defined as a specified cumulative three-year annualized, compound growth of income before income tax expense and equity income from Banfield for the performance period, as compared to the fiscal year prior to the grant date. The actual number of PSUs awarded to each participant was set at a minimum threshold of 0% of the participant's target number of PSUs and could increase up to 200% based upon performance results. Actual performance against the performance goal will be measured at the end of the performance period, which coincides with the vesting period, and approved by the Board in March 2015 for awards granted in 2012, and in March 2016 for awards granted in 2013.

For units granted in 2011, the performance goal was defined as a specified growth of income before income tax expense and equity income from Banfield as compared to 2010. The actual number of PSUs awarded to each participant was set at a minimum threshold of 50% of the participant's target number of PSUs, regardless of performance results, and could increase up to 150% based upon performance results. Actual performance against the 2011 performance goal was approved by the Board in March 2012, and qualified participants achieved 150% of their target awards. The 2011 PSUs vested in March 2014.

Activities for PSUs in 2013, 2012, and 2011 were as follows (in thousands, except per share data):

	Year Ended
	February 2, 2014 (52 weeks)		February 3, 2013 (53 weeks)		January 29, 2012 (52 weeks)
	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value	Shares	Weighted-Average Grant Date Fair Value
Nonvested at beginning of year	835	$41.14	1,337	$25.17	1,065	$22.14
Granted	211	$62.64	213	$58.32	228	$40.80
Additional units granted for performance achievement	—	$—	109	$40.80	139	$31.77
Vested	(362)	$62.34	(760)	$17.97	(5)	$20.73
Forfeited	(147)	$52.57	(64)	$38.98	(90)	$24.08
Nonvested at end of year	537	$52.74	835	$41.14	1,337	$25.17

The total fair value of PSUs which vested during 2013 and 2012 was $22.6 million and $44.7 million, respectively.

Management Equity Units
From 2009 to 2011, certain members of management received Management Equity Units, or “MEUs.” The value of one MEU is equal to the value of one share of our common stock and cliff vests on the third anniversary of the grant date. The payout value of the vested MEU grants is determined using our closing stock price on the vest date and is paid out in cash.

As of February 2, 2014, and February 3, 2013, the total liability included in other current liabilities and other non-current liabilities in the Consolidated Balance Sheets was $9.2 million and $16.7 million, respectively. The 2009 management equity unit grant vested on March 9, 2012, and $11.9 million was paid in cash in March 2012. The 2010 management equity unit grant vested on March 29, 2013, and $10.8 million was paid in cash in April 2013. The 2011 management equity unit grant vests on March 28, 2014. No additional MEUs were granted in 2012 or thereafter.

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

Share purchases and proceeds were as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Shares purchased	73	114	99
Aggregate proceeds	$4,720	$6,664	$3,918

Stock-based Compensation Expense
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Year Ended
	February 2, 2014	February 3, 2013	January 29, 2012
	(52 weeks)	(53 weeks)	(52 weeks)
Stock options expense	$10,850	$11,159	$11,435
Restricted stock expense	7,214	4,885	4,624
Performance share unit expense	10,236	13,913	11,930
Stock-based compensation expense – equity awards	28,300	29,957	27,989
Management equity unit expense	3,387	10,242	11,457
Total stock-based compensation expense	$31,687	$40,199	$39,446
Tax benefit	$12,404	$15,010	$14,764

At February 2, 2014, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $32.8 million and is expected to be recognized over a weighted average period of 1.9 years. At February 2, 2014, the total unrecognized stock-based compensation expense for liability awards, net of estimated forfeitures, was $0.5 million and is expected to be recognized over a weighted average period of 0.2 years.

We estimated the fair value of stock options issued using a lattice option pricing model. Expected volatilities are based on implied volatilities from traded call options on our stock, historical volatility of our stock, and other factors. We use historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is derived from the output of the option valuation model and represents the period of time we expect options granted to be outstanding. The risk-free rates for the periods within the contractual life of the option are based on the monthly United States Treasury yield curve in effect at the time of the option grant using the expected life of the option. Stock options are amortized straight-line over the vesting period net of estimated forfeitures by a charge to income. Actual values of grants could vary significantly from the results of the calculations.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

The following assumptions were used to value stock option grants:

	Year Ended
	February 2, 2014		February 3, 2013		January 29, 2012
Dividend yield	1.00%		1.20%		1.40%
Expected volatility	30.2%		28.8%		31.6%
Risk-free interest rate	1.33%		1.70%		1.24%
Forfeiture rate	13.4%		13.8%		14.3%
Expected lives	5.1	years	5.6	years	5.1	years
Vesting periods	4.0	years	4.0	years	4.0	years
Term	7.0	years	7.0	years	7.0	years
Weighted average fair value	$15.62		$14.54		$10.76

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

Note 10 — Employee Benefit Plans
We have a defined contribution plan, or the “Plan,” pursuant to Section 401(k) of the Internal Revenue Code. The Plan covers all employees that meet certain service requirements. We match employee contributions, up to specified percentages of those contributions, as approved by the Board of Directors. In addition, certain employees can elect to defer receipt of certain salary and cash bonus payments pursuant to our Non-Qualified Deferred Compensation Plan. We match employee contributions up to certain amounts as defined in the Non-Qualified Deferred Compensation Plan documents. During 2013, 2012, and 2011, we recognized expense related to matching contributions under these Plans of $7.6 million, $8.5 million, and $7.1 million, respectively.

Note 11 — Financing Arrangements and Lease Obligations
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

We had no borrowings under our Revolving Credit Facility at February 2, 2014, and February 3, 2013. We had $14.3 million and $17.9 million in stand-by letter of credit issuances under our Revolving Credit Facility as of February 2, 2014, and February 3, 2013, respectively.

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

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

We had $69.2 million and $69.8 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of February 2, 2014, and February 3, 2013, respectively. We had $71.2 million and $71.9 million in restricted cash on deposit as of February 2, 2014, and February 3, 2013, respectively.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions as defined in the agreement are satisfied. As of February 2, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.

Operating and Capital Leases
We lease all our stores, distribution centers, and corporate offices under noncancelable leases. The terms of the store leases generally range from 10 to 15 years and typically allow us to renew for two to four additional five-year terms. Store leases, excluding renewal options, expire at various dates through 2026. Generally, the leases require payment of property taxes, utilities, common area maintenance, insurance, and if annual sales at certain stores exceed specified amounts, provide for additional rents. We also lease certain equipment under operating leases and capital leases. Total operating lease expense incurred, net of sublease income, during 2013, 2012, and 2011 was $331.3 million, $325.4 million, and $319.9 million, respectively. Additional rent included in those amounts was not material.

At February 2, 2014, the future minimum annual rental commitments under all noncancelable leases were as follows (in thousands):

	Operating Leases	Capital Leases
2014	$325,830	$115,340
2015	334,756	120,018
2016	301,162	107,652
2017	264,995	98,141
2018	210,121	80,262
Thereafter	491,633	204,548
Total minimum rental commitments	$1,928,497	725,961
Less: amounts representing interest		(207,477)
Present value of minimum lease payments		518,484
Less: current portion		(66,887)
Long-term obligations		$451,597

The rental commitments schedule includes all locations for which we have the right to control the use of the property and includes open stores, closed stores, stores to be opened in the future, distribution centers, and corporate offices. We have recorded accrued rent of $0.7 million and $0.7 million in the Consolidated Balance Sheets as of February 2, 2014, and February 3, 2013, respectively. In addition to the commitments scheduled above, we have executed lease agreements with total minimum lease payments of $157.4 million.The typical lease term for these agreements is 10 years. We do not have the right to control the use of the property under these leases as of February 2, 2014, because we have not taken physical possession of the property.

Future minimum annual rental commitments have not been reduced by amounts expected to be received from subtenants. At February 2, 2014, the future annual payments expected to be collected from subtenants were as follows (in thousands):

2014	$3,248
2015	3,289
2016	2,430
2017	1,542
2018	1,025
Thereafter	1,367
$12,901

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 12 — Commitments and Contingencies
Advertising Purchase Commitments
As of February 2, 2014, we had obligations to purchase $42.4 million of advertising in 2014.

Product Purchase Commitments
As of February 2, 2014, we had various commitments to purchase $24.8 million of merchandise from certain vendors in 2014, and $103.5 million in 2015 through 2017.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014, and the hearing on the motion, initially scheduled for March 2014, was continued until April 2014.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers nationwide. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The plaintiffs filed a motion for conditional certification in September 2013, which was granted. The Court conditionally certified a collective action consisting of all current and former operations managers employed by PetSmart at any time in the preceding three-year period. Notices were sent to potential class members in February 2014, and the Court has established a 60-day period within which recipients may consent to join the lawsuit.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California groomers that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference currently scheduled for April 2014.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et
al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina is currently defending the case on our behalf. In May 2013, the case was transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. Mediation discussions are ongoing.

On February 20, 2013, a former groomer in California filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The plaintiff seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed within 72 hours of their separations. The plaintiff challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination. The plaintiff filed a motion for class certification on January 31, 2014 which is currently scheduled for hearing in March 2014.

We are involved in the defense of various other legal proceedings that we do not believe are material to our consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements — (Continued)

Note 13 — Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information for 2013 and 2012 is as follows:

Year Ended February 2, 2014	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(13 weeks)	(13 weeks)	(13 weeks)	(13 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,509,372	$1,492,457	$1,500,443	$1,609,430
Services sales	191,577	204,707	184,190	185,532
Other revenue	9,647	8,833	10,535	9,904
Net sales	1,710,596	1,705,997	1,695,168	1,804,866
Gross profit	529,746	515,220	504,973	565,998
Operating income	167,518	156,550	152,669	216,581
Income before income tax expense and equity income from Banfield	154,350	143,722	139,739	203,728
Net income	102,415	93,368	92,221	131,516
Earnings per common share:
Basic	$0.99	$0.90	$0.89	$1.29
Diluted	$0.98	$0.89	$0.88	$1.28
Weighted average shares outstanding:
Basic	103,305	103,474	103,957	102,076
Diluted	104,583	104,512	104,753	102,992

Year Ended February 3, 2013	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (1)
	(13 weeks)	(13 weeks)	(13 weeks)	(14 weeks)
	(In thousands, except per share data)
Merchandise sales	$1,439,559	$1,419,383	$1,444,683	$1,675,979
Services sales	181,014	190,867	175,018	193,572
Other revenue	9,320	9,417	9,810	9,615
Net sales	1,629,893	1,619,667	1,629,511	1,879,166
Gross profit	497,374	488,815	482,512	593,438
Operating income	154,351	136,060	139,554	221,252
Income before income tax expense and equity income from Banfield	140,222	122,510	126,179	207,977
Net income	94,683	78,520	82,316	134,010
Earnings per common share:
Basic	$0.87	$0.73	$0.76	$1.26
Diluted	$0.85	$0.71	$0.75	$1.24
Weighted average shares outstanding:
Basic	108,930	108,260	107,719	106,470
Diluted	111,030	109,934	109,333	108,071
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have audited the consolidated financial statements of PetSmart, Inc. and subsidiaries (the “Company”) as of February 2, 2014 and February 3, 2013, and for each of the three years in the period ended February 2, 2014, and the Company’s internal control over financial reporting as of February 2, 2014, and have issued our reports thereon dated March 27, 2014; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
March 27, 2014

A-1

SCHEDULE II
PetSmart, Inc. and Subsidiaries
Valuation and Qualifying Accounts

Description	Balance at Beginning of Period	Charged to Expense	Deductions(1)	Balance at End of Period
	(In thousands)
Valuation reserves deducted in the Consolidated Balance Sheets from the assets to which they apply:
Merchandise inventories:
Lower of cost or market
2011	$6,814	$11,927	$(10,073)	$8,668
2012	$8,668	$16,416	$(15,247)	$9,837
2013	$9,837	$16,027	$(15,155)	$10,709

Shrink
2011	$3,190	$30,617	$(30,922)	$2,885
2012	$2,885	$30,127	$(31,012)	$2,000
2013	$2,000	$28,374	$(28,368)	$2,006
________

(1)
Deductions to the lower of cost or market reserve include recoveries of inventory previously reserved as a result of sales activity. Deductions to the shrink reserve represent adjustments to the reserve resulting from physical inventory counts and improvements in shrink results.

A-2

APPENDIX E

PetSmart, Inc. and Subsidiaries
ANNUAL REPORT ON FORM 10-K
EXHIBIT INDEX

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
3.1	Restated Certificate of Incorporation of PetSmart	S-1	33-63912	3.3(i)	6/4/1993

3.2	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	10-Q	0-21888	3.5	9/7/2005

3.3	Form of Certificate of Designation of Series A Junior Participating Preferred Stock of PetSmart	8-K	0-21888	99.3	8/21/1997

3.35	Certificate of Amendment of Restated Certificate of Incorporation of PetSmart	8-K	0-21888	3.4	6/23/2009

3.4	Bylaws of PetSmart, as amended	8-K	0-21888	3.5	6/23/2009

4.1	Reference is made to Exhibits 3.1 through 3.4

4.2	Form of Stock Certificate	S-1	33-63912	4.4	6/4/1993

10.1†	Form of Indemnity Agreement between PetSmart and its Directors and Officers	S-1	33-63912	10.1	6/4/1993

10.2†	2003 Equity Incentive Plan	Proxy Statement	0-21888	Exhibit B	5/12/2003

10.3†	1996 Non-Employee Directors’ Equity Plan, as amended	S-8	333-58605	10.5	7/7/1998

10.4†	1997 Equity Incentive Plan, as amended	10-K	0-21888	10.4	4/18/2003

10.5†	2012 Employee Stock Purchase Plan	Proxy Statement	0-21888	Appendix A	5/2/2012

10.6†	Non-Qualified 2005 Deferred Compensation Plan, as amended	10-Q	0-21888	10.10	11/30/2007

10.7†	Executive Short-Term Incentive Plan, as amended and restated	Proxy Statement	0-21888	Appendix A	5/3/2013

10.8†	Amended and Restated Employment Agreement, between PetSmart and Robert F. Moran	10-Q	0-21888	10.13	11/26/2008

10.9†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement	10-Q	0-21888	10.22	5/29/2009

10.10†	Form of Offer Letter between PetSmart and executive officers	10-K	0-21888	10.15	4/18/2003

10.11†	Amended and Restated Executive Change in Control and Severance Benefit Plan					X

10.12†	Forms of Stock Award Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	10-Q	0-21888	10.17	9/8/2004

10.13†	Forms of Revised Stock Option Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.20	2/3/2006

E-1

		Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14†	Forms of Revised Restricted Stock Grant Agreements for the 2003 Equity Incentive Plan and 1997 Equity Incentive Plan	8-K	0-21888	10.19	2/7/2005

10.15†	2006 Equity Incentive Plan	10-K	0-21888	10.21	3/28/2007

10.16†	Form of Nonstatutory Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.2	6/28/2006

10.17†	Form of Restricted Stock Agreement for 2006 Equity Incentive Plan	8-K	0-21888	10.3	6/28/2006

10.18†	Offer letter to Lawrence “Chip” Molloy dated August 23, 2007	8-K	0-21888	10.27	9/7/2007

10.19†	Letter Agreement dated November 13, 2012 between Lawrence P. Molloy and PetSmart, Inc.	8-K	0-21888	10.1	11/14/2012

10.20	Credit Agreement dated as of March 23, 2012, among the Company, Wells Fargo Bank, N.A, as administrative agent, collateral agent and swing line lender, and Wells Fargo Capital Finance, LLC, as Sole Lead Arranger and Sole Bookrunner.	8-K	0-21888	10.1	3/28/2012

10.21	Letter of Credit Agreement, dated as of March 23, 2012, among the Company and Wells Fargo Bank, N.A., as L/C Issuer.	8-K	0-21888	10.2	3/28/2012

10.22†	2011 Performance Share Unit Program	8-K(A)	0-21888	10.1	3/22/2011

10.23†	2011 Equity Incentive Plan	Proxy Statement	0-21888	Appendix A	5/2/2011

10.24†	Form of Nonstatutory Stock Option Agreement for 2011 Plan	8-K	0-21888	10.2	6/17/2011

10.25†	Form of Stock Option Agreement for 2011 Plan	8-K	0-21888	10.3	6/17/2011

10.26†	Form of Performance Share Unit Grant Notice and Performance Share Unit Agreement for 2011 Plan	8-K	0-21888	10.4	6/17/2011

10.27†	Form of Revised Performance Share Unit Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.1	3/16/2012

10.28†	Form of Revised Nonstatutory Stock Option Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.2	3/16/2012

10.29†	Form of Revised Restricted Stock Grant Notice for the 2011 Equity Incentive Plan	8-K	0-21888	10.3	3/16/2012

10.30†	Form of Revised Restricted Stock Unit Grant Notice for 2011 Equity Incentive Plan	8-K	0-21888	10.4	3/16/2012

10.31†	Offer Letter to Carrie W. Teffner, dated May 5, 2013	8-K	0-21888	10.27	5/13/2013

10.32†	Form of Nonstatutory Stock Option Grant Notice under 2011 Equity Incentive Plan (amended March 18, 2014)					X

10.33†	Form of Performance Share Unit Grant Notice under 2011 Equity Incentive Plan (amended March 18, 2014)					X

10.34†	Form of Restricted Stock Unit Grant Notice under 2011 Equity Incentive Plan (amended March 18, 2014)					X

E-2

Incorporated By Reference
Exhibit Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

10.35†	Form of Restricted Stock Grant Notice under 2011 Equity Incentive Plan (amended March 18, 2014)					X

21.1	Significant Subsidiaries of PetSmart, Inc., as required by Item 601(b)(21)(i) of Regulation S-K of the Securities and Exchange Act of 1934					X

23.1	Consent of Deloitte & Touche LLP, Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

31.2	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended					X

32.1*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

32.2*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended					X

X 101.INS	XBRL Instance					X

X 101.SCH	XBRL Taxonomy Extension Schema					X

X 101.CAL	XBRL Taxonomy Extension Calculation					X

X 101.LAB	XBRL Taxonomy Extension Labels					X

X 101.PRE	XBRL Taxonomy Extension Presentation					X

X 101.DEF	XBRL Taxonomy Extension Definition					X

____________

†	Compensation plans or arrangements in which directors or executive officers are eligible to participate.
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