Form 10-Q
period 2014-05-04
PETSMART INC
filed 2014-05-29
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended May 4, 2014
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
Common Stock, $.0001 Par Value, 99,208,627 Shares at May 16, 2014

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of May 4, 2014 and May 5, 2013, and the related condensed consolidated statements of income and comprehensive income and of cash flows for the thirteen week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of February 2, 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2014, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
May 29, 2014

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	May 4, 2014	February 2, 2014	May 5, 2013
ASSETS
Cash and cash equivalents	$230,102	$285,622	$252,988
Short-term investments	—	—	7,455
Restricted cash	71,226	71,226	71,226
Receivables, net	65,944	72,685	66,272
Merchandise inventories	792,140	740,302	738,568
Deferred income taxes	71,940	71,945	62,859
Prepaid expenses and other current assets	81,314	76,463	81,041
Total current assets	1,312,666	1,318,243	1,280,409
Property and equipment, net	949,167	952,955	972,679
Equity investment in Banfield	29,272	33,577	28,426
Deferred income taxes	102,316	110,408	100,601
Goodwill	41,510	41,140	43,914
Other noncurrent assets	62,124	65,645	48,155
Total assets	$2,497,055	$2,521,968	$2,474,184
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$244,114	$255,251	$257,628
Accrued payroll, bonus, and employee benefits	136,310	160,008	132,705
Accrued occupancy expenses and deferred rents	70,298	81,867	69,626
Current maturities of capital lease obligations	68,858	66,887	63,180
Other current liabilities	280,633	230,332	246,431
Total current liabilities	800,213	794,345	769,570
Capital lease obligations	450,538	451,597	462,436
Deferred rents	63,563	65,932	71,565
Other noncurrent liabilities	111,400	116,312	119,352
Total liabilities	1,425,714	1,428,186	1,422,923
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 169,748, 169,178, and 167,909 shares issued	17	17	17
Additional paid-in capital	1,537,707	1,515,333	1,441,863
Retained earnings	2,257,308	2,173,005	1,913,209
Accumulated other comprehensive (loss) income	(1,277)	(2,159)	4,510
Less: Treasury stock, at cost, 70,546, 68,520, and 64,615 shares	(2,722,414)	(2,592,414)	(2,308,338)
Total stockholders’ equity	1,071,341	1,093,782	1,051,261
Total liabilities and stockholders’ equity	$2,497,055	$2,521,968	$2,474,184

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Merchandise sales	$1,519,006	$1,509,372
Services sales	200,155	191,577
Other revenue	9,971	9,647
Net sales	1,729,132	1,710,596
Cost of merchandise sales	1,051,644	1,037,114
Cost of services sales	136,679	134,089
Cost of other revenue	9,971	9,647
Total cost of sales	1,198,294	1,180,850
Gross profit	530,838	529,746
Operating, general, and administrative expenses	359,080	362,228
Operating income	171,758	167,518
Interest expense, net	(13,183)	(13,168)
Income before income tax expense and equity income from Banfield	158,575	154,350
Income tax expense	(58,592)	(55,547)
Equity income from Banfield	3,783	3,612
Net income	103,766	102,415
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	882	(987)
Other	—	(9)
Comprehensive income	$104,648	$101,419
Earnings per common share:
Basic	$1.05	$0.99
Diluted	$1.04	$0.98
Weighted average shares outstanding:
Basic	99,205	103,305
Diluted	99,844	104,583
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$103,766	$102,415
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	57,854	58,916
Loss on disposal of property and equipment	363	755
Stock-based compensation expense	6,597	9,096
Deferred income taxes	7,533	3,022
Equity income from Banfield	(3,783)	(3,612)
Dividend received from Banfield	8,088	15,120
Excess tax benefits from stock-based compensation	(4,890)	(8,874)
Non-cash interest expense	93	162
Changes in assets and liabilities:
Merchandise inventories	(51,423)	(59,829)
Other assets	4,921	8,950
Accounts payable	(2,398)	51,897
Accrued payroll, bonus, and employee benefits	(23,743)	(43,340)
Other liabilities	33,528	12,568
Net cash provided by operating activities	136,506	147,246
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,127)	—
Proceeds from maturities of investments	1,845	2,695
Proceeds from sales of investments	240	125
Decrease in restricted cash	—	690
Cash paid for property and equipment	(32,151)	(34,818)
Proceeds from sales of property and equipment	—	2,792
Net cash used in investing activities	(32,193)	(28,516)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	16,372	11,253
Minimum statutory withholding requirements	(4,765)	(5,685)
Cash paid for treasury stock	(130,000)	(201,328)
Payments of capital lease obligations	(18,568)	(16,655)
Change in bank overdraft and other financing activities	(8,811)	3,599
Excess tax benefits from stock-based compensation	4,890	8,874
Cash dividends paid to stockholders	(19,620)	—
Net cash used in financing activities	(160,502)	(199,942)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	669	(955)
DECREASE IN CASH AND CASH EQUIVALENTS	(55,520)	(82,167)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285,622	335,155
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$230,102	$252,988

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$13,408	$13,305
Income taxes paid, net of refunds	$10,026	$31,260
Assets acquired using capital lease obligations	$18,806	$16,346
Accruals and accounts payable for capital expenditures	$21,041	$25,788
Dividends declared, but unpaid	$20,322	$17,544
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements
(Unaudited)

Note 1 — General
These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended February 2, 2014.

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we,” or “us”), is the leading specialty provider of products, services, and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various services including professional grooming, boarding, and training and day camp for dogs. We also offer pet products through our e-commerce website, PetSmart.com. As of May 4, 2014, we operated 1,340 stores and had full-service veterinary hospitals in 853 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 846 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, or “GAAP,” for interim reporting. Accordingly, they do not include all the information and footnotes required by GAAP for annual financial statements. In our opinion, the accompanying condensed consolidated financial statements reflect all adjustments, which are of a normal, recurring nature, necessary for a fair presentation of the interim periods presented.

Due to the seasonal nature of our business, the results of operations for the thirteen weeks ended May 4, 2014, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2014 ends on February 1, 2015, while fiscal 2013 ended on February 2, 2014, both 52-week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
Note 2 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income and are reported in stockholders' equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Deferred tax (expense) benefit on translation adjustments	$(564)	$631
Transaction loss	(51)	(203)

The carrying value of goodwill changed solely from the impact of foreign currency translation adjustments during the thirteen weeks ended May 4, 2014, and May 5, 2013.
Note 3 — Investments
Short-term Investments
As of May 5, 2013, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments were classified as available-for-sale and were carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). At May 5, 2013, the amortized cost basis was $7.3 million, and accrued interest was immaterial. Unrealized gains and losses were included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income. We did not have short-term investments as of May 4, 2014, or February 2, 2014.

Investments in Negotiable Certificates of Deposit
At May 4, 2014, February 2, 2014, and May 5, 2013, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	May 4, 2014	February 2, 2014	May 5, 2013
Prepaid expenses and other current assets	$6,873	$7,045	$1,646
Other noncurrent assets	5,974	5,760	—

The aggregate fair value of our investments in NCDs was $12.8 million, $12.8 million, and $1.6 million at May 4, 2014, February 2, 2014, and May 5, 2013, respectively. The fair value is determined using pricing models, which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. We had no unrecognized gains or losses for the thirteen weeks ended May 4, 2014, and May 5, 2013.

Equity Investment in Banfield
Our investment in Banfield is accounted for using the equity method of accounting. As of May 4, 2014, February 2, 2014, and May 5, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	May 4, 2014	February 2, 2014	May 5, 2013
Current assets	$439,114	$450,657	$467,478
Noncurrent assets	165,739	160,268	153,478
Current liabilities	517,263	448,665	527,151
Noncurrent liabilities	25,683	26,776	27,001

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Net sales	$250,857	$222,129
Income from operations	31,974	29,616
Net income	18,015	17,199

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.0 million and $9.6 million during the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million, $3.3 million, and $3.2 million at May 4, 2014, February 2, 2014, and May 5, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 4 — Reserve for Closed Stores
The components of the reserve for closed stores were as follows (in thousands):

	May 4, 2014	February 2, 2014	May 5, 2013
Total remaining gross occupancy costs	$11,912	$13,180	$21,443
Less:
Expected sublease income	(8,453)	(8,922)	(12,588)
Interest costs	(259)	(312)	(734)
Reserve for closed stores	$3,200	$3,946	$8,121

Current portion, included in other current liabilities	1,312	1,690	3,615
Noncurrent portion, included in other noncurrent liabilities	1,888	2,256	4,506
Reserve for closed stores	$3,200	$3,946	$8,121

Activities related to the reserve for closed stores were as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Opening balance	$3,946	$8,726
Provision for new store closures	—	669
Lease terminations	(53)	—
Changes in sublease assumptions	(51)	(21)
Other charges	50	68
Payments	(692)	(1,321)
Ending balance	$3,200	$8,121
Note 5 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Basic	99,205	103,305
Dilutive stock-based compensation awards	639	1,278
Diluted	99,844	104,583

Certain stock-based compensation awards representing 0.5 million and 0.8 million shares of common stock in the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 — Stockholders’ Equity
Share Purchase Programs
The following table presents our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			May 4, 2014		May 5, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	2,736	$180,000
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	2,736	$180,000

As of May 4, 2014, $287.9 million remained available under the $535.0 million program.
Dividends
During the thirteen weeks ended May 4, 2014, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014
Note 7 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Stock options expense	$2,210	$3,697
Restricted stock expense	2,262	1,354
Performance share unit expense	2,125	4,045
Stock-based compensation expense – equity awards	6,597	9,096
Management equity unit expense	1,377	1,635
Total stock-based compensation expense	$7,974	$10,731
Tax benefit	$3,110	$4,149

At May 4, 2014, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $48.0 million and is expected to be recognized over a weighted average period of 2.4 years.

The 2011 annual management equity unit grant vested on March 28, 2014, and $10.4 million was paid in cash in April 2014. The remaining unvested management equity units will vest during fiscal 2014 and are not material to the Condensed Consolidated Statements of Income and Comprehensive Income. The 2010 annual management equity unit grant vested on March 29, 2013, and $10.8 million was paid in cash in April 2013.
Note 8 — Income Taxes
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

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 9 — Credit Facilities
As of May 4, 2014, February 2, 2014, and May 5, 2013, we had no borrowings and $14.3 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our $100.0 million revolving credit facility agreement, or “Revolving Credit Facility.”

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” as of May 4, 2014, February 2, 2014, and May 5, 2013. We had $71.2 million in restricted cash on deposit as of May 4, 2014, February 2, 2014, and May 5, 2013.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of May 4, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Note 10 — Commitments and Contingencies
Advertising Purchase Commitments
As of May 4, 2014, we had obligations to purchase $34.5 million of advertising through the remainder of 2014.

Product Purchase Commitments
As of May 4, 2014, we had various commitments to purchase $21.5 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers nationwide. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

plaintiffs filed a motion for conditional certification in September 2013, which was granted. The court conditionally certified a collective action consisting of all current and former operations managers employed by PetSmart at any time in the preceding three-year period. Notices were sent to potential class members in February 2014, and the 60-day period within which recipients may consent to join the lawsuit closed in April 2014. Discovery is ongoing.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for June 2014.

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

On February 20, 2013, a former groomer in California filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The plaintiff seeks to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed within 72 hours of their separations. The plaintiff challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination. The plaintiff filed a motion for class certification on January 31, 2014, and a hearing was held in March 2014.
We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Any statements made in this Quarterly Report on Form 10-Q, or “Quarterly Report,” that are not statements of historical fact, including statements concerning our expectations for future events, future financial performance, or events or developments that management expects or anticipates will or may occur in the future, are forward-looking statements.

Readers should not place undue reliance on these forward-looking statements, which are based on currently available information and management's current expectations and beliefs about future events or future financial performance. We have attempted to identify forward-looking statements by words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” or other comparable terminology. However, such terminology is not the exclusive means of identifying forward-looking statements and its absence does not mean that the statement is not forward-looking. Although we believe the expectations and beliefs reflected in the forward-looking statements are reasonable, such statements speak only as of the date this Quarterly Report is filed, and we disclaim any intent or obligation to update any of the forward-looking statements after such date unless required by law.

Forward-looking statements are not guarantees of future performance or results, and involve inherent risks and uncertainties such as those described below that could cause actual results to materially differ from those predicted in such forward-looking statements:

•	A decline in consumer spending, change in consumer preferences, or failure to successfully manage and execute our marketing initiatives could reduce our sales or profitability and harm our business.

•	The pet products and services retail industry is very competitive and continued competitive forces may adversely impact our business and financial results.

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

•
A disruption, malfunction, or increased costs in the operation, expansion, or replenishment of our distribution centers or our supply chain, could impact our ability to manage our inventory, deliver products to our stores, or increase our expenses, which could harm our sales and results of operations.

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

•	Our expanded offering of proprietary-branded products may not improve our financial performance and may expose us to product liability claims.

•	Food safety, quality, and health concerns could affect our business.

•	Our inability to attract, train, and retain qualified leaders and associates could harm our business.

•	Our international operations may result in additional market risks, which may harm our business.

•	Our business may be harmed if the operation of veterinary hospitals at our stores is limited or fails to continue.

•	We face various risks as an e-commerce retailer.

PetSmart, Inc. and Subsidiaries

•	Our business could be harmed if we were unable to effectively manage our cash flow and raise any needed additional capital on acceptable terms.

•	Failure to successfully integrate any business we acquire could have an adverse impact on our financial results.

•	Failure to protect our intellectual property could have a negative impact on our operating results.

•	Changes in existing or new laws and regulations or regulatory enforcement priorities could adversely affect our business.

•	We may be subject to various types of litigation and our insurance may not be sufficient to cover damages related to those claims.

•	Fluctuations in the stock market, as well as general economic and market conditions, may impact our operations, sales, financial results, and market price of our common stock.

•	We have implemented some anti-takeover provisions that may prevent or delay an acquisition of us that may not be beneficial to our stockholders.
For more information on our risk factors that could cause our actual results to differ from the results predicted in these forward-looking statements, please see “Item 1A. Risk Factors,” contained in Part I of our Annual Report on Form 10-K for the year ended February 2, 2014, filed with the Securities and Exchange Commission on March 27, 2014, which is incorporated herein by reference. Readers are also urged to carefully review and consider our various other disclosures in this Quarterly Report and in the other reports we file with the Securities and Exchange Commission, including our periodic reports on Form 10-Q and current reports on Form 8-K, and those described from time to time in our press releases and other communications, which attempt to advise interested parties of the risks that may affect our business, prospects, and results of operations.

PetSmart, Inc. and Subsidiaries

Overview
Based on our 2013 net sales of $6.9 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of May 4, 2014, we operated 1,340 stores, and we plan to continue our store growth during the remainder of 2014. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 11,000 distinct items in our stores and 7,000 additional items on our e-commerce website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of services, including professional grooming and boarding, as well as training and day camp for dogs. All our stores feature pet styling salons that provide high-quality grooming services and most of our stores offer comprehensive dog training services. Our PetsHotels provide boarding for dogs and cats, which includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature-controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of May 4, 2014, we operated 200 PetsHotels.

We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of May 4, 2014, we had full-service veterinary hospitals in 853 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 846 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 7 hospitals are operated by other third parties in Canada.

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
Executive Summary

•
Diluted earnings per common share increased 6.1% to $1.04 on net income of $103.8 million for the thirteen weeks ended May 4, 2014, compared to diluted earnings per common share of $0.98 on net income of $102.4 million for the thirteen weeks ended May 5, 2013.

•
Net sales were $1.7 billion for the thirteen weeks ended May 4, 2014, an increase of 1.1% over the thirteen weeks ended May 5, 2013. The increase in net sales for the thirteen weeks ended May 4, 2014, included an unfavorable impact from foreign currency fluctuations of $7.8 million.

•
Comparable store sales, or sales in stores open at least one year, including online sales, decreased 0.6% for the thirteen weeks ended May 4, 2014, compared to an increase of 3.5% for the thirteen weeks ended May 5, 2013.

•	Services sales increased 4.5% to $200.2 million for the thirteen weeks ended May 4, 2014, compared to $191.6 million for the thirteen weeks ended May 5, 2013.

•
As of May 4, 2014, we had $230.1 million in cash and cash equivalents and $71.2 million in restricted cash. We did not borrow against our revolving credit facility during the thirteen weeks ended May 4, 2014.

•
We purchased 2.0 million shares of our common stock for $130.0 million during the thirteen weeks ended May 4, 2014, and 2.7 million shares of our common stock for $180.0 million during the thirteen weeks ended May 5, 2013.

Critical Accounting Policies and Estimates
We discuss our critical accounting policies and estimates in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” in our Annual Report on Form 10-K for the year ended February 2, 2014. We have made no significant changes in our critical accounting policies since February 2, 2014.

Results of Operations
The following table presents the percent to net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended
	May 4, 2014	May 5, 2013
Net sales	100.0%	100.0%
Total cost of sales	69.3	69.0
Gross profit	30.7	31.0
Operating, general, and administrative expenses	20.8	21.2
Operating income	9.9	9.8
Interest expense, net	(0.8)	(0.8)
Income before income tax expense and equity income from Banfield	9.2	9.0
Income tax expense	(3.4)	(3.2)
Equity income from Banfield	0.2	0.2
Net income	6.0%	6.0%
Thirteen Weeks Ended May 4, 2014, Compared to the Thirteen Weeks Ended May 5, 2013
Net Sales
Net sales were $1.7 billion for the thirteen weeks ended May 4, 2014, an increase of 1.1% over the thirteen weeks ended May 5, 2013. The increase in net sales for the thirteen weeks ended May 4, 2014, included an unfavorable impact from foreign currency fluctuations of $7.8 million. The primary driver for the increase in net sales was the addition of 51 net new stores and 4 net new PetsHotels since May 5, 2013. Foreign currency fluctuations and weather negatively impacted comparable store sales, which declined by 0.6% during the thirteen weeks ended May 4, 2014, by approximately 40 basis points each. Comparable store sales grew by 3.5% during the thirteen weeks ended May 5, 2013. Online sales, which are included in comparable store sales, were not material to net sales or comparable store sales for the thirteen weeks ended May 4, 2014, or May 5, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions. Average sales per comparable transaction grew by 1.6% and 2.7% for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively. Comparable transactions declined 2.2% and grew 0.8% for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively.

Sales of our exclusive and proprietary products and services during the thirteen weeks ended May 4, 2014, accounted for roughly 36% of our total net sales. During the thirteen weeks ended May 4, 2014, we drove increased penetration of proprietary and exclusive products to 27.5% of merchandise sales, an improvement of 250 basis points as compared to the thirteen weeks ended May 5, 2013. During the thirteen weeks ended May 4, 2014, we introduced hundreds of new items as part of the consumables reset, which we believe has positioned us for future growth with the increased offerings and solutions we introduced in the natural and channel-exclusive category.

Services sales, which include professional grooming and boarding, as well as training and day camp for dogs, increased 4.5% to $200.2 million for the thirteen weeks ended May 4, 2014, compared to $191.6 million for the thirteen weeks ended May 5, 2013. Services sales represented 11.6% and 11.2% of net sales for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively. The increase in services sales was primarily due to continued strong demand for our grooming and boarding services, and the addition of new stores and PetsHotels since May 5, 2013.

Other revenue included in net sales during the thirteen weeks ended May 4, 2014, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $10.0 million, compared to 0.6% of net sales, or $9.6 million, for the thirteen weeks ended May 5, 2013.

PetSmart, Inc. and Subsidiaries

Gross Profit
Gross profit decreased 30 basis points to 30.7% of net sales for the thirteen weeks ended May 4, 2014, from 31.0% for the thirteen weeks ended May 5, 2013. The decrease in gross profit was driven by warehouse and distribution costs primarily associated with opening our new distribution center in Bethel, Pennsylvania. Merchandise margin decreased slightly, which was more than offset by an increase in services margin.

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales decreased to 20.8% for the thirteen weeks ended May 4, 2014, compared to 21.2% for the thirteen weeks ended May 5, 2013. The 40 basis point improvement was primarily driven by lower professional fees and travel expenses, partially offset by increases in advertising expense.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.3 million during the thirteen weeks ended May 4, 2014, compared to $13.4 million for the thirteen weeks ended May 5, 2013. The decrease in interest expense was due to more store capital leases entering the latter part of the lease term. Interest expense, net included interest income of $0.1 million and $0.2 million for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively.

Income Tax Expense
Income tax expense was $58.6 million for the thirteen weeks ended May 4, 2014, representing an effective tax rate of 36.9% compared with the thirteen weeks ended May 5, 2013, when we had income tax expense of $55.5 million, representing an effective tax rate of 36.0%. The increase in the effective tax rate was primarily due to lower tax deductible dividends received from Banfield in the thirteen weeks ended May 4, 2014. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $3.8 million and $3.6 million for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively, based on our 21.0% ownership in Banfield.
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

We finance our operations, new store and PetsHotel growth, store remodels, and other expenditures to support our growth initiatives primarily through cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is used in operating activities primarily to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities was $136.5 million for the thirteen weeks ended May 4, 2014, compared to $147.2 million for the thirteen weeks ended May 5, 2013. Cash provided by operating activities for the thirteen weeks ended May 4, 2014, as compared to the thirteen weeks ended May 5, 2013, decreased due to a change in the accounts payable balance of $54.3 million, as a result of timing of inventory purchases during the comparative quarters. This was partially offset by a $28.8 million change in other current liabilities, primarily due to timing of our income tax payments, as well as a $19.6 million change in the accrued payroll, bonus, and employee benefits balance, which decreased less during the thirteen weeks ended May 4, 2014, than during the thirteen weeks ended May 5, 2013.

Net cash used in investing activities consisted primarily of expenditures associated with opening new stores, reformatting existing stores, expenditures associated with equipment and computer software in support of our system initiatives, and other expenditures to support our growth plans and initiatives. Net cash used in investing activities was $32.2 million for the thirteen weeks ended May 4, 2014, compared to $28.5 million for the thirteen weeks ended May 5, 2013. The primary differences between the thirteen weeks ended May 4, 2014, and May 5, 2013, were due to a $2.1 million increase in cash used to purchase investments

PetSmart, Inc. and Subsidiaries

in securities, primarily negotiable certificates of deposit, and a $2.8 million decrease in proceeds from sale of property and equipment, which was offset by a $2.7 million decrease in cash paid for property and equipment.

Net cash used in financing activities was $160.5 million for the thirteen weeks ended May 4, 2014, and consisted primarily of cash paid for treasury stock, cash dividends paid to stockholders, and payments on capital lease obligations. Net cash used in financing activities for the thirteen weeks ended May 5, 2013, was $199.9 million. Cash used in financing activities decreased in the thirteen weeks ended May 4, 2014, as compared to the thirteen weeks ended May 5, 2013, primarily due to a $71.3 million decrease in cash paid for treasury stock. This was partially offset by a $19.6 million increase in cash dividends paid to stockholders. The dividend declared on December 4, 2013, was paid on February 14, 2014. There was no dividend payment in the thirteen weeks ended May 5, 2013, as the payment date of the dividend declared on December 7, 2012, was accelerated to December 31, 2012.
Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened 7 new stores and did not close any stores in the thirteen weeks ended May 4, 2014. Generally, each new store requires capital expenditures of approximately $0.6 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $150 million to $160 million for 2014, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, including costs to fixture and equip a new distribution center in Bethel, Pennsylvania, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.
Commitments
As of May 4, 2014, we had obligations to purchase $34.5 million of advertising through the remainder of 2014.

As of May 4, 2014, we had various commitments to purchase $21.5 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

There have been no other material changes in our contractual obligations since February 2, 2014. Information regarding our contractual obligations is provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended February 2, 2014.
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

As of May 4, 2014, February 2, 2014, and May 5, 2013, we had no borrowings and $14.3 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our Revolving Credit Facility.

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

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of May 4, 2014, February 2, 2014, and May 5, 2013. We had $71.2 million in restricted cash on deposit as of May 4, 2014, February 2, 2014, and May 5, 2013.

PetSmart, Inc. and Subsidiaries

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of May 4, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Share Purchase Programs
The following table presents our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			May 4, 2014		May 5, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	2,736	$180,000
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	2,736	$180,000

As of May 4, 2014, $287.9 million remained available under the $535.0 million program.
Dividends
During the thirteen weeks ended May 4, 2014, the Board of Directors declared the following dividend:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014

Related Party Transactions
We have an investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings Inc. through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 846 full-service veterinary hospitals in our stores under the registered trade name of “Banfield, The Pet Hospital.” As of May 4, 2014, February 2, 2014, and May 5, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity income from our investment in Banfield, which is recorded one month in arrears, was $3.8 million and $3.6 million for the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively. During the thirteen weeks ended May 4, 2014, and May 5, 2013, we received dividends from Banfield of $8.1 million and $15.1 million, respectively. In 2013, we began receiving dividends from Banfield on a quarterly basis, as compared to 2012, when we received annual dividends from Banfield. The dividend received during the thirteen weeks ended May 5, 2013, represented the 2012 annual dividend payment from Banfield.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.0 million and $9.6 million during the thirteen weeks ended May 4, 2014, and May 5, 2013, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.3 million, $3.3 million, and $3.2 million at May 4, 2014, February 2, 2014, and May 5, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

Our master operating agreement also includes a provision for the sharing of profits on the sale of therapeutic pet foods sold in all stores with an operating Banfield hospital. The net sales and gross profit on the sale of therapeutic pet food are not material to our condensed consolidated financial statements.
Seasonality and Inflation
Our business is subject to seasonal fluctuation. We typically realize a higher portion of net sales and operating profits during our fourth quarter, as compared to our other quarters, due to increased holiday traffic. As a result of this seasonality, we believe that quarter-to-quarter comparisons of our operating results are not necessarily meaningful and that these comparisons cannot be relied upon as indicators of future performance. Because our stores typically draw customers from a large trade area, sales may also be impacted by adverse weather or travel conditions, which are more prevalent during certain seasons of the year. As a result of our expansion plans, the timing of new store and PetsHotel openings and related preopening costs, the amount of revenue contributed by new and existing stores and PetsHotels, and the timing and estimated obligations of store closures, our quarterly results of operations may fluctuate. Controllable expenses could fluctuate from quarter-to-quarter in a year. Finally, because new stores tend to experience higher payroll, advertising, and other store level expenses as a percentage of net sales than mature stores, new store openings also contribute to lower store operating margins until these stores become established.

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
Impact of Federal Health Care Reform Legislation
In March 2010, the President of the United States signed into law the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or “the Act.” We are in compliance with the law in 2014 and intend to be in compliance with the employer mandate portion of the Act, which is effective in 2015. We do not expect the impact on our condensed consolidated financial statements to be material.

PetSmart, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of May 4, 2014, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2014. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 2, 2014.
Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of May 4, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “Exchange Act,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended May 4, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of May 4, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

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

In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion.

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

On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the Court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for June 2014.

Other than as set forth above, there have been no material developments in the legal proceedings included in Part I, Item 3 of, and Note 12 to, the Consolidated Financial Statements contained in our Annual Report on Form 10-K for the year ended February 2, 2014.
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 2, 2014, which could materially affect our business, financial condition or future results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended May 4, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
February 3, 2014 to March 2, 2014	2,026,188	$64.16	2,026,188	$287,866,000
March 3, 2014 to April 6, 2014	—	$—	—	$287,866,000
April 7, 2014 to May 4, 2014	—	$—	—	$287,866,000
Thirteen Weeks Ended May 4, 2014	2,026,188	$64.16	2,026,188	$287,866,000
____________

(1) In September 2013, the Board of Directors approved a share purchase program authorizing the purchase of up to $535.0 million of our common stock through January 31, 2015.

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

PetSmart, Inc.
(Registrant)

/s/ Carrie W. Teffner
Date:	May 29, 2014	Carrie W. Teffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)