Form 10-Q
period 2014-08-03
PETSMART INC
filed 2014-08-28
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended August 3, 2014
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
Common Stock, $.0001 Par Value, 99,331,901 Shares at August 15, 2014

PetSmart, Inc. and Subsidiaries
INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of August 3, 2014 and August 4, 2013, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and twenty-six week periods then ended, and of cash flows for the twenty-six week periods then ended.  These interim financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of PetSmart, Inc. and subsidiaries as of February 2, 2014, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended (not presented herein); and in our report dated March 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of February 2, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
August 28, 2014

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	August 3, 2014	February 2, 2014	August 4, 2013
ASSETS
Cash and cash equivalents	$251,757	$285,622	$281,554
Short-term investments	—	—	3,087
Restricted cash	71,226	71,226	71,226
Receivables, net	79,446	72,685	69,118
Merchandise inventories	793,364	740,302	770,268
Deferred income taxes	71,940	71,945	62,859
Prepaid expenses and other current assets	107,156	76,463	115,319
Total current assets	1,374,889	1,318,243	1,373,431
Property and equipment, net	954,109	952,955	951,499
Equity investment in Banfield	31,851	33,577	29,678
Deferred income taxes	103,011	110,408	98,162
Goodwill	41,659	41,140	43,031
Other noncurrent assets	60,228	65,645	54,105
Total assets	$2,565,747	$2,521,968	$2,549,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$246,995	$255,251	$248,467
Accrued payroll, bonus, and employee benefits	146,513	160,008	163,494
Accrued occupancy expenses and deferred rents	73,624	81,867	72,829
Current maturities of capital lease obligations	70,072	66,887	64,449
Other current liabilities	250,756	230,332	221,150
Total current liabilities	787,960	794,345	770,389
Capital lease obligations	449,873	451,597	454,673
Deferred rents	61,528	65,932	68,856
Other noncurrent liabilities	106,590	116,312	108,649
Total liabilities	1,405,951	1,428,186	1,402,567
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 169,873, 169,178, and 168,891 shares issued	17	17	17
Additional paid-in capital	1,547,068	1,515,333	1,487,860
Retained earnings	2,335,983	2,173,005	1,989,401
Accumulated other comprehensive (loss) income	(858)	(2,159)	2,475
Less: Treasury stock, at cost, 70,546, 68,520, and 64,951 shares	(2,722,414)	(2,592,414)	(2,332,414)
Total stockholders’ equity	1,159,796	1,093,782	1,147,339
Total liabilities and stockholders’ equity	$2,565,747	$2,521,968	$2,549,906

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Merchandise sales	$1,505,003	$1,492,457	$3,024,009	$3,001,829
Services sales	214,279	204,707	414,434	396,284
Other revenue	10,657	8,833	20,628	18,480
Net sales	1,729,939	1,705,997	3,459,071	3,416,593
Cost of merchandise sales	1,062,446	1,040,814	2,114,090	2,077,928
Cost of services sales	141,719	141,130	278,398	275,219
Cost of other revenue	10,657	8,833	20,628	18,480
Total cost of sales	1,214,822	1,190,777	2,413,116	2,371,627
Gross profit	515,117	515,220	1,045,955	1,044,966
Operating, general, and administrative expenses	352,165	358,670	711,245	720,898
Operating income	162,952	156,550	334,710	324,068
Interest expense, net	(12,890)	(12,828)	(26,073)	(25,996)
Income before income tax expense and equity income from Banfield	150,062	143,722	308,637	298,072
Income tax expense	(58,037)	(54,493)	(116,629)	(110,040)
Equity income from Banfield	6,091	4,139	9,874	7,751
Net income	98,116	93,368	201,882	195,783
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	419	(2,030)	1,301	(3,017)
Other	—	(5)	—	(14)
Comprehensive income	$98,535	$91,333	$203,183	$192,752
Earnings per common share:
Basic	$0.99	$0.90	$2.03	$1.89
Diluted	$0.98	$0.89	$2.02	$1.87
Weighted average shares outstanding:
Basic	99,226	103,474	99,215	103,390
Diluted	99,689	104,512	99,766	104,547
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$201,882	$195,783
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	117,691	117,939
Loss on disposal of property and equipment	1,581	1,281
Stock-based compensation expense	9,983	12,889
Deferred income taxes	6,570	6,758
Equity income from Banfield	(9,874)	(7,751)
Dividends received from Banfield	11,600	18,007
Excess tax benefits from stock-based compensation	(5,611)	(21,576)
Non-cash interest expense	294	311
Changes in assets and liabilities:
Merchandise inventories	(52,499)	(92,363)
Other assets	(34,379)	(24,092)
Accounts payable	3,692	56,007
Accrued payroll, bonus, and employee benefits	(13,558)	(12,357)
Other liabilities	(9,002)	(16,801)
Net cash provided by operating activities	228,370	234,035
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,127)	(6,846)
Proceeds from maturities of investments	4,205	7,165
Proceeds from sales of investments	240	580
Decrease in restricted cash	—	690
Cash paid for property and equipment	(68,273)	(61,306)
Proceeds from sales of property and equipment	—	8,915
Net cash used in investing activities	(65,955)	(50,802)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	21,645	38,330
Minimum statutory withholding requirements	(4,823)	(5,767)
Cash paid for treasury stock	(130,000)	(225,404)
Payments of capital lease obligations	(38,715)	(36,343)
Change in bank overdraft and other financing activities	(12,072)	(9,507)
Excess tax benefits from stock-based compensation	5,611	21,576
Cash dividends paid to stockholders	(38,966)	(17,043)
Net cash used in financing activities	(197,320)	(234,158)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	1,040	(2,676)
DECREASE IN CASH AND CASH EQUIVALENTS	(33,865)	(53,601)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285,622	335,155
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,757	$281,554

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$26,221	$26,224
Income taxes paid, net of refunds	$140,883	$155,771
Assets acquired using capital lease obligations	$37,971	$28,672
Accruals and accounts payable for capital expenditures	$21,983	$32,711
Dividends declared, but unpaid	$20,417	$17,677
Non-cash construction in progress acquired with notes payable	$10,500	$—
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

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we,” or “us”), is the leading specialty provider of products, services, and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various services including professional grooming and boarding for cats and dogs, and training and day camp for dogs. We also offer pet products through our e-commerce website, PetSmart.com. As of August 3, 2014, we operated 1,352 stores and had full-service veterinary hospitals in 856 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 850 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 6 hospitals are operated by other third parties in Canada.

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

Due to the seasonal nature of our business, the results of operations for the thirteen and twenty-six weeks ended August 3, 2014, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2014 ends on February 1, 2015, while fiscal 2013 ended on February 2, 2014, both 52-week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
Note 2 — Recently Issued Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board, or “FASB,” issued a new revenue recognition standard, which supersedes the existing standard and eliminates all industry-specific standards. The largely principles-based standard provides a comprehensive framework that can be applied to all contracts with customers, regardless of industry-specific or transaction-specific fact patterns. The core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. Entities should apply the five-step model outlined in the standard to achieve that core principal. The standard will be effective for us beginning with fiscal year 2017, and may be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the financial statement impact of adopting this new standard.

In June 2014, FASB issued an update regarding accounting for share-based payments for which the terms of an award provide that a performance target could be achieved after the requisite service period. That is the case when an employee is eligible to retire or otherwise terminate employment before the end of the period in which a performance target could be achieved and still be eligible to vest in the award if and when the performance target is achieved. The updated standard clarifies that such awards should be treated as a performance condition that affects vesting. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the periods for which the requisite service has already been rendered. The standard will be effective for us beginning with fiscal year 2016, and may be applied either prospectively or retrospectively. We do not anticipate that this will materially impact our financial statements.
Note 3 — Foreign Currency
Foreign currency translation adjustments are included in other comprehensive income (loss) and are reported in stockholders' equity in the Condensed Consolidated Balance Sheets. Transaction gains and losses are included in net income in the Condensed Consolidated Statements of Income and Comprehensive Income.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Deferred tax (expense) benefit on translation adjustments	$(268)	$1,297	$(832)	$1,928
Transaction loss	(142)	(429)	(193)	(632)

The carrying value of goodwill changed solely from the impact of foreign currency translation adjustments during the thirteen and twenty-six weeks ended August 3, 2014, and August 4, 2013.
Note 4 — Investments
Short-term Investments
As of August 4, 2013, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments were classified as available-for-sale and were carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). At August 4, 2013, the amortized cost basis was $3.1 million, and accrued interest was immaterial. Unrealized gains and losses were included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income. We did not have any short-term investments as of August 3, 2014, or February 2, 2014.

Investments in Negotiable Certificates of Deposit
At August 3, 2014, February 2, 2014, and August 4, 2013, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	August 3, 2014	February 2, 2014	August 4, 2013
Prepaid expenses and other current assets	$7,153	$7,045	$5,409
Other noncurrent assets	3,334	5,760	2,400

The aggregate fair value of our investments in NCDs was $10.5 million, $12.8 million, and $7.8 million at August 3, 2014, February 2, 2014, and August 4, 2013, respectively. The fair value is determined using pricing models, which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. We had no unrecognized gains or losses for the thirteen and twenty-six weeks ended August 3, 2014, and August 4, 2013.

Equity Investment in Banfield
Our investment in Banfield is accounted for using the equity method of accounting. As of August 3, 2014, February 2, 2014, and August 4, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

Banfield’s financial data is summarized as follows (in thousands):

	August 3, 2014	February 2, 2014	August 4, 2013
Current assets	$452,254	$450,657	$422,450
Noncurrent assets	169,236	160,268	157,506
Current liabilities	505,161	448,665	466,992
Noncurrent liabilities	25,416	26,776	26,451

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net sales	$269,361	$235,361	$520,218	$457,490
Income from operations	43,775	34,608	75,749	64,224
Net income	29,006	19,709	47,021	36,908

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.7 million and $8.8 million during the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively, and $20.6 million and $18.5 million during the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.7 million, $3.3 million, and $3.4 million at August 3, 2014, February 2, 2014, and August 4, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
Note 5 — Reserve for Closed Stores and Distribution Center
The components of the reserve for closed stores and distribution center were as follows (in thousands):

	August 3, 2014	February 2, 2014	August 4, 2013
Total remaining gross occupancy costs	$12,509	$13,180	$19,516
Less:
Expected sublease income	(7,885)	(8,922)	(12,709)
Interest costs	(231)	(312)	(459)
Reserve for closed stores and distribution center	$4,393	$3,946	$6,348

Current portion, included in other current liabilities	2,755	1,690	2,973
Noncurrent portion, included in other noncurrent liabilities	1,638	2,256	3,375
Reserve for closed stores and distribution center	$4,393	$3,946	$6,348

Activities related to the reserve for closed stores and distribution center were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Opening balance	$3,200	$8,121	$3,946	$8,726
Provision for new store and distribution center closures	1,615	—	1,615	669
Lease terminations	—	—	(53)	—
Changes in sublease assumptions	46	(474)	(5)	(495)
Other charges	41	103	91	170
Payments	(509)	(1,402)	(1,201)	(2,722)
Ending balance	$4,393	$6,348	$4,393	$6,348

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Basic	99,226	103,474	99,215	103,390
Dilutive stock-based compensation awards	463	1,038	551	1,157
Diluted	99,689	104,512	99,766	104,547

Certain stock-based compensation awards representing 0.7 million and 0.5 million shares of common stock in the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively, and 0.6 million and 0.4 million shares of common stock in the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.
Note 7 — Stockholders’ Equity
Share Purchase Programs
The following tables present our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			August 3, 2014		August 4, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	336	$24,076
$535,000	September 2013	January 31, 2015	—	—	—	—
			—	$—	336	$24,076

			Twenty-Six Weeks Ended
Share Purchase Programs			August 3, 2014		August 4, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	3,072	$204,076
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	3,072	$204,076

As of August 3, 2014, $287.9 million remained available under the $535.0 million program.
Dividends
During the twenty-six weeks ended August 3, 2014, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014
June 18, 2014	$0.195	August 1, 2014	August 15, 2014

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 8 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Stock options expense	$1,092	$1,295	$3,302	$4,992
Restricted stock expense	2,478	2,102	4,740	3,456
Performance share unit (benefit) expense	(184)	396	1,941	4,441
Stock-based compensation expense – equity awards	3,386	3,793	9,983	12,889
Management equity unit expense	19	1,685	1,396	3,320
Total stock-based compensation expense	$3,405	$5,478	$11,379	$16,209
Tax benefit	$1,328	$2,100	$4,438	$6,249

At August 3, 2014, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $39.6 million and is expected to be recognized over a weighted average period of 2.3 years.

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
Note 10 — Credit Facilities
As of August 3, 2014, February 2, 2014, and August 4, 2013, we had no borrowings and $13.7 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our $100.0 million revolving credit facility agreement, or “Revolving Credit Facility.”

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” as of August 3, 2014, February 2, 2014, and August 4, 2013. We had $71.2 million in restricted cash on deposit as of August 3, 2014, February 2, 2014, and August 4, 2013.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of August 3, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Note 11 — Commitments and Contingencies
Advertising Purchase Commitments
As of August 3, 2014, we had obligations to purchase $10.8 million of advertising through the remainder of 2014.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Product Purchase Commitments
As of August 3, 2014, we had various commitments to purchase $15.5 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion. Notices are expected to be mailed to potential class members in August 2014. A hearing on the final approval of the settlement is expected to be held in November 2014.

In September 2012, a former associate named us as a defendant in McKee, et al. v. PetSmart, Inc., which is currently pending before the United States District Court for the District of Delaware. The case seeks to assert a Fair Labor Standards Act collective action on behalf of PetSmart's operations managers nationwide. The complaint alleges that PetSmart has misclassified operations managers as exempt and as a result failed to pay them overtime for hours worked in excess of forty hours per week. The plaintiffs seek compensatory damages, liquidated damages, and other relief, including attorneys' fees, costs, and injunctive relief. The plaintiffs filed a motion for conditional certification in September 2013, which was granted. The court conditionally certified a collective action consisting of all current and former operations managers employed by PetSmart at any time in the preceding three-year period. Notices were sent to potential class members in February 2014, and the 60-day period within which recipients may consent to join the lawsuit closed in April 2014. Several individuals have joined the case as party-plaintiffs. Discovery is ongoing.

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California pet stylists that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for November 2014.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina defended the case on our behalf. In May 2013, the case was transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. Following a mediation, plaintiffs filed an amended complaint in May 2014, effectively dismissing the claims against PetSmart, as plaintiffs did not name PetSmart as a defendant.

On February 20, 2013, a former groomer in California filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The plaintiff sought to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed within 72 hours of their separations. The plaintiff challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination. The plaintiff filed a motion for class certification on January 31, 2014, and a hearing was held in March 2014. In June 2014, the court granted the motion in part and certified a class of associates from February 2010 to the present who elected to receive their pay through check or direct deposit but received their final wages in a pay card kit. The court declined to certify the larger proposed class of associates who were purportedly paid wages more than 72 hours after their last date of employment. Notices were mailed to potential class members in July 2014.
We are involved in the defense of various other legal proceedings that we do not believe are material to our condensed consolidated financial statements.
Note 12 — Subsequent Event
On August 16, 2014, we entered into a definitive agreement to acquire Pet360, an online pet specialty retailer, for $130 million with the possibility of additional performance-based payments totaling up to $30 million by the end of fiscal 2016. The primary reason for this acquisition is to expand our online presence with the addition of Pet360’s family of e-commerce websites, digital media programs, and content sites in order to better serve pet parents across all distribution channels. The transaction is expected to close in September 2014, subject to customary closing conditions, including the receipt of regulatory approvals.

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

PetSmart, Inc. and Subsidiaries

Overview
Based on our 2013 net sales of $6.9 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of August 3, 2014, we operated 1,352 stores, and we plan to continue our store growth during the remainder of 2014. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 12,000 distinct items in our stores and 8,000 additional items on our e-commerce website, PetSmart.com, including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories.

We complement our extensive product assortment with a wide selection of services, including professional grooming, boarding, and training and day camp for dogs. All our stores feature pet styling salons that provide high-quality grooming services for dogs, and many of our pet styling salons provide services for cats. Most of our stores offer comprehensive dog training services. Our PetsHotels provide boarding for dogs and most of our PetsHotels provide boarding for cats. This includes 24-hour supervision by caregivers who are PetSmart trained to provide personalized pet care, temperature-controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of August 3, 2014, we operated 200 PetsHotels.

We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of August 3, 2014, we had full-service veterinary hospitals in 856 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 850 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 6 hospitals are operated by other third parties in Canada.

The principal challenges we face as a business are the highly competitive market in which we operate and the volatility in the macro-economy. However, we believe we have a competitive advantage in our solutions for pet parents, which cannot be easily duplicated, including differentiated products and merchandising capabilities, as well as expansion of our proprietary and exclusive brands and unparalleled services. Additionally, we believe that our operating cash flow and cash on hand will be adequate to meet our operating, investing, and financing needs in the foreseeable future, and we continue to have access to our $100.0 million revolving credit facility. We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock.
Executive Summary

•
Diluted earnings per common share increased 10.1% to $0.98 on net income of $98.1 million for the thirteen weeks ended August 3, 2014, compared to diluted earnings per common share of $0.89 on net income of $93.4 million for the thirteen weeks ended August 4, 2013. Diluted earnings per common share were $2.02 and $1.87 for the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively.

•
Net sales were $1.7 billion for the thirteen weeks ended August 3, 2014, an increase of 1.4% over the thirteen weeks ended August 4, 2013. The increase in net sales for the thirteen weeks ended August 3, 2014, included an unfavorable impact from foreign currency fluctuations of $4.4 million. Net sales increased 1.2% to $3.5 billion for the twenty-six weeks ended August 3, 2014, compared to $3.4 billion for the twenty-six weeks ended August 4, 2013. The increase in net sales for the twenty-six weeks ended August 3, 2014, included an unfavorable impact from foreign currency fluctuations of $12.2 million.

•	Comparable store sales, or sales in stores open at least one year, including online sales, decreased 0.5% and 0.6% for the thirteen and twenty-six weeks ended August 3, 2014.

•
Services sales increased 4.7% to $214.3 million for the thirteen weeks ended August 3, 2014, compared to $204.7 million for the thirteen weeks ended August 4, 2013. Services sales increased 4.6% to $414.4 million for the twenty-six weeks ended August 3, 2014, compared to $396.3 million for the twenty-six weeks ended August 4, 2013.

•
As of August 3, 2014, we had $251.8 million in cash and cash equivalents and $71.2 million in restricted cash. We did not borrow against our revolving credit facility during the twenty-six weeks ended August 3, 2014.

•
We purchased 2.0 million shares of our common stock for $130.0 million during the twenty-six weeks ended August 3, 2014, and did not purchase any shares of our common stock during the thirteen weeks ended August 3, 2014.

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

Recently Issued Accounting Pronouncements
See Note 2 — “Recently Issued Accounting Pronouncements,” in the Notes to the Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q for a description of accounting pronouncements recently issued that could potentially impact our consolidated financial statements.
Results of Operations
The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013	August 3, 2014	August 4, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	70.2	69.8	69.8	69.4
Gross profit	29.8	30.2	30.2	30.6
Operating, general, and administrative expenses	20.4	21.0	20.6	21.1
Operating income	9.4	9.2	9.7	9.5
Interest expense, net	(0.7)	(0.8)	(0.8)	(0.8)
Income before income tax expense and equity income from Banfield	8.7	8.4	8.9	8.7
Income tax expense	(3.4)	(3.2)	(3.4)	(3.2)
Equity income from Banfield	0.4	0.2	0.3	0.2
Net income	5.7%	5.5%	5.8%	5.7%
Thirteen Weeks Ended August 3, 2014, Compared to the Thirteen Weeks Ended August 4, 2013
Net Sales
Net sales were $1.7 billion for the thirteen weeks ended August 3, 2014, an increase of 1.4% over the thirteen weeks ended August 4, 2013. The increase in net sales for the thirteen weeks ended August 3, 2014, included an unfavorable impact from foreign currency fluctuations of $4.4 million. The primary driver for the increase in net sales was the addition of 51 net new stores and 4 net new PetsHotels since August 4, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions, as follows:

	Thirteen Weeks Ended
	August 3, 2014	August 4, 2013
Average sales per comparable transaction growth	2.1%	2.4%
Comparable transaction (decline) growth	(2.6)%	1.0%
Comparable store sales (decline) growth	(0.5)%	3.4%

During the thirteen weeks ended August 3, 2014, comparable store sales were negatively impacted by declining sales in our specialty business, as well as foreign currency fluctuations, which were offset by the impact of inflation. Online sales, which are included in comparable store sales, were not material to comparable store sales for the thirteen weeks ended August 3, 2014, or August 4, 2013.

Merchandise sales were 87.0% and 87.5% of net sales for the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively. Our merchandise categories include consumables, hardgoods, and specialty. In order to align with how we review the specialty business, the specialty category now includes live pets, as well as the consumables and hardgoods associated with

PetSmart, Inc. and Subsidiaries

these specialty pets. The following table presents the percent of net sales of each merchandise category, with 2013 amounts conformed to the current presentation for comparability:

	Thirteen Weeks Ended
Merchandise Category	August 3, 2014	August 4, 2013
Consumables	49.0%	48.4%
Hardgoods	26.6%	26.8%
Specialty	11.3%	12.3%

As a percent of net sales, merchandise sales declined 50 basis points, which was driven by a 100 basis point decline in the specialty business from slowing industry trends, a 20 basis point decline in hardgoods, and offset by a 60 basis point improvement in consumables from resetting this category in April 2014 and rebalancing shelf space for widely-distributed foods in June 2014.

Services sales, which include professional grooming, boarding, and training and day camp for dogs, increased 4.7% to $214.3 million for the thirteen weeks ended August 3, 2014, compared to $204.7 million for the thirteen weeks ended August 4, 2013. Services sales represented 12.4% and 12.0% of net sales for the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively. The increase in services sales was primarily due to continued strong demand for our grooming and boarding services, and the addition of new stores and PetsHotels since August 4, 2013.

Other revenue included in net sales during the thirteen weeks ended August 3, 2014, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $10.7 million, compared to 0.5% of net sales, or $8.8 million, for the thirteen weeks ended August 4, 2013.
Gross Profit
Gross profit decreased 40 basis points to 29.8% of net sales for the thirteen weeks ended August 3, 2014, from 30.2% for the thirteen weeks ended August 4, 2013. Merchandise margin was down by 45 basis points, due to approximately one-third mix and two-thirds rate, as we ran various promotional offers during the thirteen weeks ended August 3, 2014. Warehouse and distribution costs were 35 basis points unfavorable, which included costs associated with opening our new distribution center in Bethel, Pennsylvania. Services margin added 45 basis points to the overall rate, primarily driven by improved safety claims from a focus on safety programs in recent years, as well as benefits from our efforts in optimizing grooming salon capacity and add-on packages.

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales decreased to 20.4% for the thirteen weeks ended August 3, 2014, compared to 21.0% for the thirteen weeks ended August 4, 2013. The 65 basis point improvement was primarily driven by lower store reset expenses since we did not have a store reset in the thirteen weeks ended August 3, 2014, as compared to the thirteen weeks ended August 4, 2013, when we reset dog hardgoods. Lower incentive compensation expense also contributed to the improvement in operating, general, and administrative expenses.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $13.0 million during both the thirteen weeks ended August 3, 2014, and August 4, 2013. Interest expense, net included interest income of $0.1 million and $0.2 million for the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively.

Income Tax Expense
Income tax expense was $58.0 million for the thirteen weeks ended August 3, 2014, representing an effective tax rate of 38.7%, compared with the thirteen weeks ended August 4, 2013, when we had income tax expense of $54.5 million, representing an effective tax rate of 37.9%. The increase in the effective tax rate was primarily due to the impact of equity income from Banfield during the thirteen weeks ended August 3, 2014. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $6.1 million and $4.1 million for the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively, based on our 21.0% ownership in Banfield.

PetSmart, Inc. and Subsidiaries

Twenty-Six Weeks Ended August 3, 2014, Compared to the Twenty-Six Weeks Ended August 4, 2013
Net Sales
Net sales increased 1.2% to $3.5 billion for the twenty-six weeks ended August 3, 2014, compared to $3.4 billion for the twenty-six weeks ended August 4, 2013. The increase in net sales for the twenty-six weeks ended August 3, 2014, included an unfavorable impact from foreign currency fluctuations of $12.2 million. The primary driver for the increase in net sales was the addition of 51 net new stores and 4 net new PetsHotels since August 4, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions, as follows:

	Twenty-Six Weeks Ended
	August 3, 2014	August 4, 2013
Average sales per comparable transaction growth	1.8%	2.6%
Comparable transaction (decline) growth	(2.4)%	0.9%
Comparable store sales (decline) growth	(0.6)%	3.5%

During the twenty-six weeks ended August 3, 2014, comparable store sales were negatively impacted by declining sales in our specialty business, as well as foreign currency fluctuations, which were partially offset by the impact of inflation. Online sales, which are included in comparable store sales, were not material to comparable store sales for the twenty-six weeks ended August 3, 2014, or August 4, 2013.

Merchandise sales were 87.4% and 87.9% of net sales for the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively. As discussed above, we changed our merchandise categories to better align with how we review the business. The following table presents the percent of net sales of each merchandise category, with 2013 amounts conformed to the current presentation for comparability:

	Twenty-Six Weeks Ended
Merchandise Category	August 3, 2014	August 4, 2013
Consumables	49.5%	48.8%
Hardgoods	26.1%	26.3%
Specialty	11.9%	12.8%

As a percent of net sales, merchandise sales declined 45 basis points, which was driven by a 90 basis point decline in the specialty business from slowing industry trends, a 20 basis point decline in hardgoods, and offset by a 70 basis point improvement in consumables from resetting this category in April 2014 and rebalancing shelf space for widely-distributed foods in June 2014.

Services sales, which include professional grooming, boarding, and training and day camp for dogs, increased 4.6% to $414.4 million for the twenty-six weeks ended August 3, 2014, compared to $396.3 million for the twenty-six weeks ended August 4, 2013. Services sales represented 12.0% and 11.6% of net sales for the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively. The increase in services sales was primarily due to continued strong demand for our grooming and boarding services, and the addition of new stores and PetsHotels since August 4, 2013.

Other revenue included in net sales during the twenty-six weeks ended August 3, 2014, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $20.6 million, compared to 0.5% of net sales, or $18.5 million, for the twenty-six weeks ended August 4, 2013.
Gross Profit
Gross profit decreased 35 basis points to 30.2% of net sales for the twenty-six weeks ended August 3, 2014, from 30.6% for the twenty-six weeks ended August 4, 2013. This was driven by a 35 basis point increase in warehouse and distribution costs primarily associated with opening our new distribution center in Bethel, Pennsylvania. Merchandise margin contributed 30 basis points of deleverage, which was more than offset by 40 basis points of leverage from services margin.

PetSmart, Inc. and Subsidiaries

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales decreased to 20.6% for the twenty-six weeks ended August 3, 2014, compared to 21.1% for the twenty-six weeks ended August 4, 2013. The 55 basis point improvement was primarily driven by lower incentive compensation expense, store reset expenses, and professional fees.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $26.3 million during the twenty-six weeks ended August 3, 2014, compared to $26.4 million for the twenty-six weeks ended August 4, 2013. Interest expense, net included interest income of $0.2 million and $0.4 million for the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively.

Income Tax Expense
Income tax expense was $116.6 million for the twenty-six weeks ended August 3, 2014, representing an effective tax rate of 37.8%, compared with the twenty-six weeks ended August 4, 2013, when we had income tax expense of $110.0 million, representing an effective tax rate of 36.9%. The increase in the effective tax rate was primarily due to the impact of equity income and dividends received from Banfield in the twenty-six weeks ended August 3, 2014. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $9.9 million and $7.8 million for the twenty-six weeks ended August 3, 2014, and August 4, 2013, respectively, based on our 21.0% ownership in Banfield.
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

We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock. On August 16, 2014, we entered into a definitive agreement to acquire Pet360, an online pet specialty retailer, for $130 million with the possibility of additional performance-based payments totaling up to $30 million by the end of fiscal 2016. The primary reason for this acquisition is to expand our online presence with the addition of Pet360’s family of e-commerce websites, digital media programs, and content sites in order to better serve pet parents across all distribution channels. The transaction is expected to close in September 2014, subject to customary closing conditions, including the receipt of regulatory approvals. We are intending to use our cash on hand, which is generated from operating activities, to fund this acquisition.

We typically fund our operations, new store and PetsHotel openings, store remodels, growth plans, and other initiatives with cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is primarily used in operating activities to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities decreased to $228.4 million for the twenty-six weeks ended August 3, 2014, compared to $234.0 million for the twenty-six weeks ended August 4, 2013. The primary contributor to the decrease was a $52.3 million change in the accounts payable balance driven by timing of payments and inventory receipts. Offsetting this was a $39.9 million change in inventory levels, which increased more during the twenty-six weeks ended August 4, 2013, than during the twenty-six weeks ended August 3, 2014.

Net cash used in investing activities was primarily comprised of expenditures for opening new stores, reformatting existing stores, supporting our system initiatives with equipment and computer software, and continuing our growth plans and other initiatives. Net cash used in investing activities increased to $66.0 million for the twenty-six weeks ended August 3, 2014, compared to $50.8 million for the twenty-six weeks ended August 4, 2013. We did not receive any proceeds from sales of property and equipment during the twenty-six weeks ended August 3, 2014, as compared to $8.9 million received during the twenty-six weeks

PetSmart, Inc. and Subsidiaries

ended August 4, 2013. Additionally, cash paid for property and equipment was $7.0 million higher during the twenty-six weeks ended August 3, 2014, than in the prior comparable period.

Net cash used in financing activities was $197.3 million for the twenty-six weeks ended August 3, 2014, and primarily consisted of cash paid for treasury stock, cash dividends paid to stockholders, and payments of capital lease obligations. Net cash used in financing activities for the twenty-six weeks ended August 4, 2013, was $234.2 million. Cash used in financing activities decreased in the twenty-six weeks ended August 3, 2014, as compared to the twenty-six weeks ended August 4, 2013, primarily due to a $95.4 million decrease in cash paid for treasury stock. This was partially offset by a $21.9 million increase in cash dividends paid to stockholders, due to timing differences in payment of the December 2012 and December 2013 dividends declared. This resulted in two dividend payments in the twenty-six weeks ended August 3, 2014, and only one in the twenty-six weeks ended August 4, 2013. Further offsetting the decrease in cash used in financing activities was a $16.7 million decrease in net proceeds from common stock issued under stock incentive plans, and a $16.0 million decrease in excess tax benefits from stock-based compensation.
Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened twenty new stores and closed one store in the twenty-six weeks ended August 3, 2014. Generally, each new store requires capital expenditures of approximately $0.6 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $150 million to $160 million for 2014, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, including costs to fixture and equip a new distribution center in Bethel, Pennsylvania, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.
Commitments
As of August 3, 2014, we had obligations to purchase $10.8 million of advertising through the remainder of 2014.

As of August 3, 2014, we had various commitments to purchase $15.5 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

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

We are subject to fees payable each month at an annual rate of 0.20% of the unused amount of the Revolving Credit Facility. The Revolving Credit Facility also gives us the ability to issue letters of credit, which, once issued, reduce the amount available under the Revolving Credit Facility. When drawn, letters of credit issued under the Revolving Credit Facility bear a letter of credit fee of 0.625% on the notional amount, applicable to both standby letters of credit and commercial letters of credit.

As of August 3, 2014, February 2, 2014, and August 4, 2013, we had no borrowings and $13.7 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our Revolving Credit Facility.

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

PetSmart, Inc. and Subsidiaries

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of August 3, 2014, February 2, 2014, and August 4, 2013. We had $71.2 million in restricted cash on deposit as of August 3, 2014, February 2, 2014, and August 4, 2013.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of August 3, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Share Purchase Programs
The following tables present our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			August 3, 2014		August 4, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	336	$24,076
$535,000	September 2013	January 31, 2015	—	—	—	—
			—	$—	336	$24,076

			Twenty-Six Weeks Ended
Share Purchase Programs			August 3, 2014		August 4, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	3,072	$204,076
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	3,072	$204,076

As of August 3, 2014, $287.9 million remained available under the $535.0 million program.
Dividends
During the twenty-six weeks ended August 3, 2014, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014
June 18, 2014	$0.195	August 1, 2014	August 15, 2014
Related Party Transactions
We have an investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings Inc. through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated
850 full-service veterinary hospitals in our stores under the registered trade name of “Banfield, The Pet Hospital.” As of August 3, 2014, February 2, 2014, and August 4, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity income from our investment in Banfield, which is recorded one month in arrears, was $6.1 million and $4.1 million for the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively, and $9.9 million and $7.8 million for the twenty-six weeks ended August 3, 2014 and August 4, 2013, respectively. During the twenty-six weeks ended August 3, 2014, and August 4, 2013, we received dividends from Banfield of $11.6 million and $18.0 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.7 million and $8.8 million during the thirteen weeks ended August 3, 2014, and August 4, 2013, respectively, and $20.6 million and $18.5 million during the twenty-six weeks ended August 3, 2014, and August 4, 2013, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated

PetSmart, Inc. and Subsidiaries

Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.7 million, $3.3 million, and $3.4 million at August 3, 2014, February 2, 2014, and August 4, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of August 3, 2014, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2014. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 2, 2014.
Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of August 3, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “Exchange Act,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended August 3, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of August 3, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion. Notices are expected to be mailed to potential class members in August 2014. A hearing on the final approval of the settlement is expected to be held in November 2014.

In September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California groomers that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the Court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for November 2014.

On December 22, 2012, a customer filed a lawsuit against us captioned Matin, et al. v. Nestle Purina PetCare Company, et al. in the United States District Court for the Northern District of California. The plaintiff claims he purchased jerky treats containing duck or chicken imported from China that caused injury to his pet, and he seeks to assert claims on behalf of a nationwide class of consumers. We tendered the claim to Nestle Purina, and Nestle Purina defended the case on our behalf. In May 2013, the case was transferred to the Northern District of Illinois and consolidated with another case involving the same products, Adkins, et al. v. Nestle Purina PetCare Company, et al. Following a mediation, plaintiffs filed an amended complaint in May 2014 effectively dismissing the claims against PetSmart as plaintiffs did not name PetSmart as a defendant.
On February 20, 2013, a former groomer in California filed a complaint in the Superior Court of California for the County of Orange captioned Pace v. PetSmart, Inc. PetSmart removed the case to the United States District Court for the Central District of California. The plaintiff sought to certify a class of all former PetSmart employees in California since February 20, 2010, who were not paid all wages owed within 72 hours of their separations. The plaintiff challenges PetSmart's use of pay cards for separation payments and seeks waiting time penalties, attorneys' fees, and other relief. The plaintiff also asserts claims under California's Private Attorney General Act as well as individual claims for wrongful termination and disability discrimination. The plaintiff filed a motion for class certification on January 31, 2014, and a hearing was held in March 2014. In June 2014, the court granted the motion in part and certified a class of associates from February 2010 to the present who elected to receive their pay through check or direct deposit but received their final wages in a pay card kit. The court declined to certify the larger proposed class of associates who were purportedly paid wages more than 72 hours after their last date of employment. Notices were mailed to potential class members in July 2014.

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

PetSmart, Inc. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended August 3, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
May 5, 2014 to June 1, 2014	—	$—	—	$287,866,000
June 2, 2014 to July 6, 2014	—	$—	—	$287,866,000
July 7, 2014 to August 3, 2014	—	$—	—	$287,866,000
Thirteen Weeks Ended August 3, 2014	—	$—	—	$287,866,000
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

PetSmart, Inc.
(Registrant)

/s/ Carrie W. Teffner
Date:	August 28, 2014	Carrie W. Teffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer and Principal Accounting Officer)