Form 10-Q
period 2014-11-02
PETSMART INC
filed 2014-11-26
CIK 863157

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Quarterly Period Ended November 2, 2014
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
Common Stock, $.0001 Par Value, 99,411,312 Shares at November 14, 2014

PetSmart, Inc. and Subsidiaries
INDEX

Page Number
PART I. FINANCIAL INFORMATION (UNAUDITED)
Item 1. Financial Statements
Report of Independent Registered Public Accounting Firm	3
Condensed Consolidated Balance Sheets as of November 2, 2014, February 2, 2014, and November 3, 2013	4
Condensed Consolidated Statements of Income and Comprehensive Income for the thirteen and thirty-nine weeks ended November 2, 2014, and November 3, 2013	5
Condensed Consolidated Statements of Cash Flows for the thirty-nine weeks ended November 2, 2014, and November 3, 2013	6
Notes to the Condensed Consolidated Financial Statements	7
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3. Quantitative and Qualitative Disclosures About Market Risk	27
Item 4. Controls and Procedures	27
PART II. OTHER INFORMATION
Item 1. Legal Proceedings	28
Item 1A. Risk Factors	28
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 6. Exhibits	30
Signatures	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
PetSmart, Inc.
Phoenix, Arizona

We have reviewed the accompanying condensed consolidated balance sheets of PetSmart, Inc. and subsidiaries (the “Company”) as of November 2, 2014 and November 3, 2013, and the related condensed consolidated statements of income and comprehensive income for the thirteen week and thirty-nine week periods then ended, and of cash flows for the thirty-nine week periods then ended. These interim financial statements are the responsibility of the Company's management.

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

/s/ DELOITTE & TOUCHE LLP

Phoenix, Arizona
November 26, 2014

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Balance Sheets
(In thousands, except par value)
(Unaudited)

	November 2, 2014	February 2, 2014	November 3, 2013
ASSETS
Cash and cash equivalents	$173,346	$285,622	$295,868
Short-term investments	—	—	1,967
Restricted cash	81,437	71,226	71,226
Receivables, net	73,745	72,685	52,576
Merchandise inventories	857,340	740,302	797,533
Deferred income taxes	71,940	71,945	62,859
Assets held for sale	28,546	—	—
Prepaid expenses and other current assets	103,567	76,463	118,757
Total current assets	1,389,921	1,318,243	1,400,786
Property and equipment, net	922,943	952,955	956,653
Equity investment in Banfield	34,577	33,577	30,326
Deferred income taxes	106,792	110,408	101,321
Goodwill	194,411	41,140	42,951
Other noncurrent assets	60,853	65,645	63,945
Total assets	$2,709,497	$2,521,968	$2,595,982
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and bank overdraft	$281,049	$255,251	$240,603
Accrued payroll, bonus, and employee benefits	151,470	160,008	164,111
Accrued occupancy expenses and deferred rents	79,742	81,867	79,716
Current maturities of capital lease obligations	71,705	66,887	66,517
Other current liabilities	232,254	230,332	208,133
Total current liabilities	816,220	794,345	759,080
Capital lease obligations	449,432	451,597	453,620
Deferred rents	60,219	65,932	67,439
Other noncurrent liabilities	144,780	116,312	110,769
Total liabilities	1,470,651	1,428,186	1,390,908
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.0001 par value; 10,000 shares authorized, none issued and outstanding	—	—	—
Common stock; $.0001 par value; 625,000 shares authorized, 169,954, 169,178, and 169,083 shares issued	17	17	17
Additional paid-in capital	1,555,374	1,515,333	1,504,135
Retained earnings	2,408,605	2,173,005	2,061,254
Accumulated other comprehensive (loss) income	(2,736)	(2,159)	2,082
Less: Treasury stock, at cost, 70,546, 68,520, and 65,356 shares	(2,722,414)	(2,592,414)	(2,362,414)
Total stockholders’ equity	1,238,846	1,093,782	1,205,074
Total liabilities and stockholders’ equity	$2,709,497	$2,521,968	$2,595,982

The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Merchandise sales	$1,533,357	$1,500,443	$4,557,366	$4,502,272
Services sales	195,282	184,190	609,716	580,474
Other revenue	10,478	10,535	31,106	29,015
Net sales	1,739,117	1,695,168	5,198,188	5,111,761
Cost of merchandise sales	1,080,641	1,045,743	3,194,731	3,123,671
Cost of services sales	135,835	133,917	414,233	409,136
Cost of other revenue	10,478	10,535	31,106	29,015
Total cost of sales	1,226,954	1,190,195	3,640,070	3,561,822
Gross profit	512,163	504,973	1,558,118	1,549,939
Operating, general, and administrative expenses	361,149	352,304	1,072,394	1,073,202
Operating income	151,014	152,669	485,724	476,737
Interest expense, net	(12,561)	(12,930)	(38,634)	(38,926)
Income before income tax expense and equity income from Banfield	138,453	139,739	447,090	437,811
Income tax expense	(52,535)	(51,054)	(169,164)	(161,094)
Equity income from Banfield	6,238	3,536	16,112	11,287
Net income	92,156	92,221	294,038	288,004
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustments	(1,878)	(390)	(577)	(3,407)
Other	—	(3)	—	(17)
Comprehensive income	$90,278	$91,828	$293,461	$284,580
Earnings per common share:
Basic	$0.93	$0.89	$2.96	$2.78
Diluted	$0.92	$0.88	$2.95	$2.75
Weighted average shares outstanding:
Basic	99,356	103,957	99,262	103,579
Diluted	99,874	104,753	99,802	104,637
The accompanying notes are an integral part of these condensed consolidated financial statements.

PetSmart, Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$294,038	$288,004
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	176,477	176,794
Loss on disposal of property and equipment	5,706	1,914
Stock-based compensation expense	14,794	21,353
Deferred income taxes	4,349	3,489
Equity income from Banfield	(16,112)	(11,287)
Dividends received from Banfield	15,112	20,895
Excess tax benefits from stock-based compensation	(6,436)	(24,291)
Non-cash interest expense	425	459
Changes in assets and liabilities:
Merchandise inventories	(109,841)	(119,702)
Other assets	(22,623)	(19,361)
Accounts payable	(3,996)	39,036
Accrued payroll, bonus, and employee benefits	(8,832)	(11,729)
Other liabilities	10,656	(24,301)
Net cash provided by operating activities	353,717	341,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of investments	(2,127)	(12,526)
Proceeds from maturities of investments	6,565	8,995
Proceeds from sales of investments	240	580
(Increase) Decrease in restricted cash	(10,000)	690
Cash paid for acquisition of Pet360	(120,233)	—
Cash paid for property and equipment	(105,344)	(112,435)
Proceeds from sales of property and equipment	134	8,915
Net cash used in investing activities	(230,765)	(105,781)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from common stock issued under stock incentive plans	24,502	46,247
Minimum statutory withholding requirements	(4,886)	(5,772)
Cash paid for treasury stock	(130,000)	(255,404)
Payments of capital lease obligations	(58,632)	(54,045)
Change in bank overdraft and other financing activities	(13,724)	6,818
Excess tax benefits from stock-based compensation	6,436	24,291
Cash dividends paid to stockholders	(58,334)	(34,147)
Net cash used in financing activities	(234,638)	(272,012)
EFFECT OF EXCHANGE RATE CHANGES ON CASH AND CASH EQUIVALENTS	(590)	(2,767)
DECREASE IN CASH AND CASH EQUIVALENTS	(112,276)	(39,287)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	285,622	335,155
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$173,346	$295,868

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Interest paid	$38,885	$39,228
Income taxes paid, net of refunds	$189,636	$208,129
Assets acquired using capital lease obligations	$57,695	$47,998
Accruals and accounts payable for capital expenditures	$24,317	$26,202
Dividends declared, but unpaid	$20,583	$20,941
Accrual for Pet360 contingent consideration	$28,000	$—
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

PetSmart, Inc., including its wholly owned subsidiaries (the “Company,” “PetSmart,” “we,” or “us”), is the leading specialty provider of products, services, and solutions for the lifetime needs of pets in North America. We offer a broad selection of products for all the life stages of pets, as well as various services including professional grooming and boarding for cats and dogs, and training and day camp for dogs. We also offer pet products through our e-commerce websites (PetSmart.com, PetFoodDirect.com, Pet360.com, and OnlyNaturalPet.com), and operate several content websites including PetMD.com. As of November 2, 2014, we operated 1,387 stores and had full-service veterinary hospitals in 861 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 855 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 6 hospitals are operated by other third parties in Canada.

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

Due to the seasonal nature of our business, the results of operations for the thirteen and thirty-nine weeks ended November 2, 2014, are not necessarily indicative of the results expected for the full year. Our fiscal year consists of 52 or 53 weeks and ends on the Sunday nearest January 31. Fiscal 2014 ends on February 1, 2015, while fiscal 2013 ended on February 2, 2014, both 52-week years. Unless otherwise specified, all references to years in these condensed consolidated financial statements are to fiscal years.
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

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Activities related to foreign currency adjustments were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Deferred tax benefit (expense) on translation adjustments	$1,560	$(109)	$728	$1,819
Transaction loss	(166)	(259)	(359)	(891)

The carrying value of goodwill changed from the impact of foreign currency translation adjustments during the thirteen and thirty-nine weeks ended November 2, 2014, and November 3, 2013. Additionally, during the thirteen and thirty-nine weeks ended November 2, 2014, the carrying value of goodwill changed as a result of our acquisition of Pet360, Inc. See Note 13 — “Acquisition of Pet360 and Goodwill" for more information.
Note 4 — Investments
Short-term Investments
As of November 3, 2013, our short-term investments consisted of municipal bonds with various maturities, representing funds available for current operations. These short-term investments were classified as available-for-sale and were carried at fair value using quoted prices in active markets for identical assets or liabilities (Level 1). At November 3, 2013, the amortized cost basis was $1.9 million, and accrued interest was immaterial. Unrealized gains and losses were included in other comprehensive income in the Condensed Consolidated Statements of Income and Comprehensive Income. We did not have any short-term investments as of November 2, 2014, or February 2, 2014.

Investments in Negotiable Certificates of Deposit
At November 2, 2014, February 2, 2014, and November 3, 2013, we had investments in negotiable certificates of deposit, or “NCDs,” with various maturities. These investments are classified as held-to-maturity and are carried at their amortized cost basis.

The amortized cost basis of our investments in NCDs was classified in the Condensed Consolidated Balance Sheets as follows (in thousands):

	November 2, 2014	February 2, 2014	November 3, 2013
Prepaid expenses and other current assets	$6,233	$7,045	$8,447
Other noncurrent assets	1,894	5,760	4,320

The aggregate fair value of our investments in NCDs was $8.1 million, $12.8 million, and $12.8 million at November 2, 2014, February 2, 2014, and November 3, 2013, respectively. The fair value is determined using pricing models, which use inputs based on observable market data (Level 2). The inputs of the pricing models are issuer spreads and reported trades. We had no unrecognized gains or losses for the thirteen and thirty-nine weeks ended November 2, 2014. Unrecognized gains or losses for the thirteen and thirty-nine weeks ended November 3, 2013, were immaterial.

Equity Investment in Banfield
Our investment in Banfield is accounted for using the equity method of accounting. As of November 2, 2014, February 2, 2014, and November 3, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield. Our investment includes goodwill of $15.9 million. The goodwill is calculated as the excess of the purchase price for each step of the acquisition of our ownership interest in Banfield relative to that step’s portion of Banfield’s net assets at the respective acquisition date.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Banfield’s financial data is summarized as follows (in thousands):

	November 2, 2014	February 2, 2014	November 3, 2013
Current assets	$506,749	$450,657	$446,275
Noncurrent assets	171,133	160,268	165,959
Current liabilities	531,014	448,665	481,889
Noncurrent liabilities	26,254	26,776	26,994

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net sales	$272,143	$237,697	$792,361	$695,187
Income from operations	45,770	30,177	121,519	94,401
Net income	29,700	16,838	76,721	53,746

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.5 million during the thirteen weeks ended November 2, 2014, and November 3, 2013, and $31.1 million and $29.0 million during the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.3 million, and $3.3 million at November 2, 2014, February 2, 2014, and November 3, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.
Note 5 — Assets Held for Sale
During the thirteen weeks ended November 2, 2014, management approved a plan to sell our corporate aircraft fleet and shut down our corporate aviation department as part of a previously announced plan to reduce costs to drive future profitability, which we call the Profit Improvement Program. During the thirteen weeks ended November 2, 2014, we began to actively market the aircraft fleet and expect to sell the fleet within one year from management’s approval of the plan. As all of the criteria for classification as assets held for sale were met, the corporate aircraft are presented separately as assets held for sale in our Condensed Consolidated Balance Sheet as of November 2, 2014. In accordance with applicable accounting guidance, the aircraft were recorded at the lower of net book value or fair value less costs to sell. Upon reclassification we ceased to recognize depreciation expense on the corporate aircraft assets. As the fair value of the aircraft was lower than its net book value, an impairment charge of $3.2 million was recognized during the thirteen weeks ended November 2, 2014, and is included in operating, general, and administrative expenses on our Condensed Consolidated Statements of Income and Comprehensive Income. The fair value of the aircraft was measured using third party quoted prices for similar assets (Level 3).

In connection with the decision to shut down our corporate aviation department, we also incurred a lease termination penalty of $2.3 million related to a pending sale-leaseback transaction involving two new aircraft. The termination penalty is included in operating, general, and administrative expenses on our Condensed Consolidated Statements of Income and Comprehensive Income.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 6 — Reserve for Closed Stores and Distribution Center
The components of the reserve for closed stores and distribution center were as follows (in thousands):

	November 2, 2014	February 2, 2014	November 3, 2013
Total remaining gross occupancy costs	$10,650	$13,180	$15,653
Less:
Expected sublease income	(6,893)	(8,922)	(9,617)
Interest costs	(290)	(312)	(390)
Reserve for closed stores and distribution center	$3,467	$3,946	$5,646

Current portion, included in other current liabilities	1,809	1,690	2,785
Noncurrent portion, included in other noncurrent liabilities	1,658	2,256	2,861
Reserve for closed stores and distribution center	$3,467	$3,946	$5,646

Activities related to the reserve for closed stores and distribution center were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Opening balance	$4,393	$6,348	$3,946	$8,726
Opening balance for Pet360	168	—	168	—
Provision for new store and distribution center closures	487	502	2,102	1,171
Lease terminations	(541)	—	(594)	—
Changes in sublease assumptions	384	182	379	(313)
Other charges	57	51	148	221
Payments	(1,481)	(1,437)	(2,682)	(4,159)
Ending balance	$3,467	$5,646	$3,467	$5,646
Note 7 — Earnings per Common Share
The following table presents a reconciliation of the weighted average shares outstanding used in the earnings per common share calculations (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Basic	99,356	103,957	99,262	103,579
Dilutive stock-based compensation awards	518	796	540	1,058
Diluted	99,874	104,753	99,802	104,637

Certain stock-based compensation awards representing 0.5 million and 0.3 million shares of common stock in the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively, and 0.7 million and 0.3 million shares of common stock in the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively, were not included in the calculation of diluted earnings per common share because the inclusion of such awards would have been antidilutive for the periods presented.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 8 — Stockholders’ Equity
Share Purchase Programs
The following tables present our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			November 2, 2014		November 3, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	405	$30,000
$535,000	September 2013	January 31, 2015	—	—	—	—
			—	$—	405	$30,000

			Thirty-Nine Weeks Ended
Share Purchase Programs			November 2, 2014		November 3, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	3,477	$234,076
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	3,477	$234,076

As of November 2, 2014, $287.9 million remained available under the $535.0 million program.
Dividends
During the thirty-nine weeks ended November 2, 2014, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014
June 18, 2014	$0.195	August 1, 2014	August 15, 2014
October 2, 2014	$0.195	October 31, 2014	November 14, 2014
Note 9 — Stock-based Compensation
Stock-based compensation expense, net of forfeitures, and the total income tax benefit recognized in the Condensed Consolidated Statements of Income and Comprehensive Income were as follows (in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Stock options expense	$906	$3,946	$4,208	$8,938
Restricted stock expense	2,152	1,844	6,892	5,300
Performance share unit expense	1,753	2,674	3,694	7,115
Stock-based compensation expense – equity awards	4,811	8,464	14,794	21,353
Management equity unit expense	18	524	1,414	3,844
Total stock-based compensation expense	$4,829	$8,988	$16,208	$25,197
Tax benefit	$1,798	$3,469	$6,236	$9,718

At November 2, 2014, the total unrecognized stock-based compensation expense for equity awards, net of estimated forfeitures, was $43.8 million and is expected to be recognized over a weighted average period of 1.9 years.

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

The 2011 annual management equity unit grant vested on March 28, 2014, and $10.4 million was paid in cash in April 2014. The 2010 annual management equity unit grant vested on March 29, 2013, and $10.8 million was paid in cash in April 2013. The remaining outstanding management equity units vested during the thirteen weeks ended November 2, 2014 and were immaterial.
Note 10 — Income Taxes
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
Note 11 — Credit Facilities
As of November 2, 2014, February 2, 2014, and November 3, 2013, we had no borrowings and $13.7 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our $100.0 million revolving credit facility agreement, or “Revolving Credit Facility.”

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our $100.0 million stand-alone letter of credit facility agreement, or “Stand-alone Letter of Credit Facility,” as of November 2, 2014, February 2, 2014, and November 3, 2013. We had $71.2 million in restricted cash on deposit as collateral as of November 2, 2014, February 2, 2014, and November 3, 2013.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of November 2, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Note 12 — Commitments and Contingencies
Advertising Purchase Commitments
As of November 2, 2014, we had obligations to purchase $19.5 million of advertising through the remainder of 2014, and $31.6 million in 2015.

Product Purchase Commitments
As of November 2, 2014, we had various commitments to purchase $10.8 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

Consulting Fee Commitments Associated with Profit Improvement Program
During the thirteen weeks ended November 2, 2014, we entered into approximately $20 million of consulting arrangements in connection with our cost reduction and productivity initiatives related to our Profit Improvement Program. Several of these consulting arrangements are large scale projects and are expected to continue into 2015. Our remaining commitments under these consulting arrangements are $6.5 million for 2014, and $6.1 million for 2015.

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

In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory and civil penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion. Notices are expected to be mailed to potential class members in November 2014. In November 2014, the parties filed a Joint Stipulation regarding modifications to the settlement agreement which included among other things, an additional class representative, Jeanette Negrete, who has a related case pending, as described below, and her counsel as additional class counsel. A hearing on the final approval of the settlement is expected to be held in March 2015.

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

Also in September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The Complaint asserts claims on behalf of current and former California pet stylists, alleging that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory and civil penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for February 2015.

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

PetSmart, Inc. and Subsidiaries
Notes to the Condensed Consolidated Financial Statements — (Continued)
(Unaudited)

Note 13 — Acquisition of Pet360 and Goodwill
On September 29, 2014, we acquired Pet360, Inc., or “Pet360,”an online pet specialty retailer, for a purchase price of $130.4 million, subject to customary post closing working capital adjustments. Consideration consisted of $130.4 million in cash, of which $10.0 million was deposited in an 18-month escrow as a source of funds to satisfy indemnification obligations of the former equity holders of Pet360 and is included in restricted cash on the Condensed Consolidated Balance Sheet. In addition, the former equity holders may be entitled to receive up to $30 million in additional cash (the "Earnout"), based on the extent to which certain financial performance thresholds are met over a period of time expiring during fiscal year 2016. This acquisition allows us to expand our online presence through the addition of Pet360’s family of e-commerce websites, digital media programs, and content websites in order to better serve pet parents across all distribution channels. During the thirteen weeks ended November 2, 2014, we began integrating Pet360 into our one reportable segment.

Under the acquisition method of accounting, the total purchase price was allocated to the identifiable assets acquired and the liabilities assumed based on our preliminary valuation estimates of the fair values as of the acquisition date. As the acquisition accounting allocation is preliminary and subject to adjustments for the final valuation and tax analyses, this may result in potential adjustments to the carrying value of the respective recorded assets and liabilities, and the determination of any residual amount that will be allocated to goodwill. During the thirteen weeks ended November 2, 2014, these preliminary estimates resulted in the recording of goodwill of $153.6 million, identifiable assets of $16.9 million and liabilities assumed of $12.1 million. Additionally, based upon preliminary estimates we also recorded the contingent consideration related to the Earnout in noncurrent liabilities at the estimated acquisition date fair value (using Level 3 inputs) of $28.0 million. As of November 2, 2014, the contingent consideration liability was remeasured at fair value using preliminary estimates (using Level 3 inputs) and remained at 28.0 million on the Condensed Consolidated Balance Sheet. The contingent consideration will continue to be remeasured to fair value at each reporting date until the contingency is resolved in fiscal 2016, with changes in fair value recognized in operating, general and administrative expenses in the Condensed Consolidated Statements of Income and Comprehensive Income. The acquisition related costs, which were not significant, were expensed as incurred and recorded in operating, general, and administrative expenses in the Condensed Consolidated Statement of Income and Comprehensive Income.

Our condensed consolidated financial statements include the results of operations of Pet360 subsequent to the acquisition date. Pro forma results of operations have not been presented as the impact on our condensed consolidated financial statements would not have been material.

Goodwill is the excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired and liabilities assumed. As noted, the acquisition accounting allocation is preliminary and subject to final valuation adjustments which could impact the allocation to goodwill as of November 2, 2014. The changes in the carrying amount of goodwill, which is not subject to amortization, were as follows (in thousands):

Goodwill
Goodwill balance at November 3, 2013	$42,951
Foreign currency fluctuations	(1,811)
Goodwill balance at February 2, 2014	$41,140
Foreign currency fluctuations	(337)
Acquisitions	153,608
Goodwill balance at November 2, 2014	$194,411

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

PetSmart, Inc. and Subsidiaries

Overview
Based on our 2013 net sales of $6.9 billion, we are North America's leading specialty provider of products, services, and solutions for the lifetime needs of pets. As of November 2, 2014, we operated 1,387 stores, and we plan to continue our store growth during the remainder of 2014. Our stores carry a broad assortment of high-quality pet supplies at everyday low prices. We offer approximately 12,000 distinct items in our stores and 8,000 additional items on our e-commerce websites (PetSmart.com, PetFoodDirect.com, Pet360.com, and OnlyNaturalPet.com), including nationally recognized brand names, as well as an extensive selection of proprietary brands across a range of product categories. We also operate several content websites including PetMD.com.

We complement our extensive product assortment with a wide selection of services, including professional grooming, boarding, and training and day camp for dogs. All of our stores feature pet styling salons that provide high-quality grooming services for dogs, and many of our pet styling salons provide services for cats. Most of our stores offer comprehensive dog training services. All of our PetsHotels provide boarding for dogs and most of our PetsHotels provide boarding for cats. This includes 24-hour supervision by caregivers who are trained to provide personalized pet care, temperature-controlled rooms and suites, daily specialty treats and play time, as well as day camp for dogs. As of November 2, 2014, we operated 201 PetsHotels.

We make full-service veterinary care available through our strategic relationships with certain third-party operators. As of November 2, 2014, we had full-service veterinary hospitals in 861 of our stores. We have a 21.0% investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings, Inc., through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 855 of the veterinary hospitals under the registered trade name of “Banfield, The Pet Hospital.” The remaining 6 hospitals are operated by other third parties in Canada.

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
Executive Summary

•
During the thirteen weeks ended November 2, 2014, management approved the roll out of a multi-faceted plan, which we refer to as the Profit Improvement Program, that is designed to fundamentally restructure the cost base of the company to drive future profitability. See the "Profit Improvement Program" section for further details on the nature of the program and the associated costs.

•
Diluted earnings per common share increased 4.5% to $0.92 on net income of $92.2 million for the thirteen weeks ended November 2, 2014, compared to diluted earnings per common share of $0.88 on net income of $92.2 million for the thirteen weeks ended November 3, 2013. Diluted earnings per common share were $2.95 and $2.75 for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively. The per share impact of the costs associated with the Profit Improvement Program on diluted earnings per common share for the thirteen and thirty-nine weeks ended November 2, 2014, was $0.10.

•
Net sales were $1.7 billion for the thirteen weeks ended November 2, 2014, an increase of 2.6% over the thirteen weeks ended November 3, 2013. The increase in net sales for the thirteen weeks ended November 2, 2014, included an unfavorable impact from foreign currency fluctuations of $6.5 million. Net sales increased 1.7% to $5.2 billion for the thirty-nine weeks ended November 2, 2014, compared to $5.1 billion for the thirty-nine weeks ended November 3, 2013. The increase in net sales for the thirty-nine weeks ended November 2, 2014, included an unfavorable impact from foreign currency fluctuations of $18.8 million.

•
Comparable store sales, or sales in stores open at least one year (including sales from online websites we have operated at least one year), remained flat for the thirteen weeks ended November 2, 2014, and decreased 0.4% for the thirty-nine weeks ended November 2, 2014.

•
Services sales increased 6.0% to $195.3 million for the thirteen weeks ended November 2, 2014, compared to $184.2 million for the thirteen weeks ended November 3, 2013. Services sales increased 5.0% to $609.7 million for the thirty-nine weeks ended November 2, 2014, compared to $580.5 million for the thirty-nine weeks ended November 3, 2013.

PetSmart, Inc. and Subsidiaries

•
As of November 2, 2014, we had $173.3 million in cash and cash equivalents and $81.4 million in restricted cash. We did not borrow against our revolving credit facility during the thirty-nine weeks ended November 2, 2014.

•
During the thirty-nine weeks ended November 2, 2014, we purchased 2.0 million shares of our common stock for $130.0 million. During the thirteen weeks ended November 2, 2014, we did not purchase any shares of our common stock.

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
Results of Operations
The following table presents the percent of net sales of certain items included in our Condensed Consolidated Statements of Income and Comprehensive Income:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
Net sales	100.0%	100.0%	100.0%	100.0%
Total cost of sales	70.6	70.2	70.0	69.7
Gross profit	29.4	29.8	30.0	30.3
Operating, general, and administrative expenses	20.8	20.8	20.6	21.0
Operating income	8.7	9.0	9.3	9.3
Interest expense, net	(0.7)	(0.8)	(0.7)	(0.8)
Income before income tax expense and equity income from Banfield	8.0	8.2	8.6	8.5
Income tax expense	(3.0)	(3.0)	(3.3)	(3.2)
Equity income from Banfield	0.4	0.2	0.3	0.2
Net income	5.3%	5.4%	5.7%	5.5%

Thirteen Weeks Ended November 2, 2014, Compared to the Thirteen Weeks Ended November 3, 2013
Net Sales
Net sales were $1.7 billion for the thirteen weeks ended November 2, 2014, an increase of 2.6% over the thirteen weeks ended November 3, 2013. The increase in net sales for the thirteen weeks ended November 2, 2014, included an unfavorable impact from foreign currency fluctuations of $6.5 million. The primary driver for the increase in net sales was the addition of 73 net new stores and 5 net new PetsHotels since November 3, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions, as follows:

	Thirteen Weeks Ended
	November 2, 2014	November 3, 2013
Average sales per comparable transaction growth	2.4%	2.5%
Comparable transaction (decline) growth	(2.4)%	0.2%
Comparable store sales growth	—%	2.7%

PetSmart, Inc. and Subsidiaries

During the thirteen weeks ended November 2, 2014, comparable store sales were negatively impacted by foreign currency fluctuations, which were partially offset by the impact of inflation. Sales from online websites we have operated at least one year, which are included in comparable store sales, were not material to comparable store sales for the thirteen weeks ended November 2, 2014, or November 3, 2013.

Merchandise sales were 88.2% and 88.5% of net sales for the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively. Our merchandise categories include consumables, hardgoods, and specialty. In order to align with how we review the specialty business, starting in the twenty-six weeks ended August 3, 2014, the specialty category now includes live pets, as well as the consumables and hardgoods associated with these specialty pets. The following table presents the percent of net sales of each merchandise category, with 2013 amounts conformed to the current presentation for comparability:

	Thirteen Weeks Ended
Merchandise Category	November 2, 2014	November 3, 2013
Consumables	50.2%	49.8%
Hardgoods	26.7%	26.7%
Specialty	11.3%	12.0%

As a percent of net sales, merchandise sales declined 30 basis points, which was driven by a 70 basis point decline in the specialty business due to slowing industry trends, offset by a 40 basis point improvement in consumables from resetting this category in April 2014 and rebalancing shelf space for widely-distributed foods in June 2014.

Services sales, which include professional grooming, boarding, and training and day camp for dogs, increased 6.0% to $195.3 million for the thirteen weeks ended November 2, 2014, compared to $184.2 million for the thirteen weeks ended November 3, 2013. Services sales represented 11.2% and 10.9% of net sales for the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively. The increase in services sales was due to various promotional and pricing strategies to drive sales, as well as continued strong demand for our grooming and boarding services, and the addition of new stores and PetsHotels since November 3, 2013.

Other revenue included in net sales during the thirteen weeks ended November 2, 2014, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $10.5 million, compared to 0.6% of net sales, or $10.5 million, for the thirteen weeks ended November 3, 2013.
Gross Profit
Gross profit decreased 35 basis points to 29.4% of net sales for the thirteen weeks ended November 2, 2014, from 29.8% for the thirteen weeks ended November 3, 2013. Merchandise margin was down by 45 basis points due to a combination of mix and rate at approximately 45% and 55%, respectively, with rate impacted by increased coupon promotions during the thirteen weeks ended November 2, 2014. Warehouse and distribution costs were 15 basis points unfavorable primarily due to costs associated with opening our new distribution center in Bethel, Pennsylvania, while rent and occupancy costs were 20 basis points unfavorable. Services margin added 45 basis points to the overall rate, driven by improved safety claims from a focus on safety programs in recent years, as well as lower incentive and medical insurance costs.

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales remained flat at 20.8% for the thirteen weeks ended November 2, 2014, compared to 20.8% for the thirteen weeks ended November 3, 2013. Included in operating, general, and administrative expenses was $16.1 million, or 90 basis points, of one-time charges related to the Profit Improvement Program, discussed in more detail later in this section. These charges were offset by savings associated with our Profit Improvement Program, lower incentive compensation and expense management, partially offset by increased advertising expense.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $12.7 million and $13.1 million during the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively. Interest expense, net included interest income of $0.1 million and $0.2 million for the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively.

PetSmart, Inc. and Subsidiaries

Income Tax Expense
Income tax expense was $52.5 million for the thirteen weeks ended November 2, 2014, representing an effective tax rate of 37.9%, compared with the thirteen weeks ended November 3, 2013, when we had income tax expense of $51.1 million, representing an effective tax rate of 36.5%. The increase in the effective tax rate was primarily due to the impact of equity income from Banfield during the thirteen weeks ended November 2, 2014. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $6.2 million and $3.5 million for the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively, based on our 21.0% ownership in Banfield.

Thirty-Nine Weeks Ended November 2, 2014, Compared to the Thirty-Nine Weeks Ended November 3, 2013
Net Sales
Net sales increased 1.7% to $5.2 billion for the thirty-nine weeks ended November 2, 2014, compared to $5.1 billion for the thirty-nine weeks ended November 3, 2013. The increase in net sales for the thirty-nine weeks ended November 2, 2014, included an unfavorable impact from foreign currency fluctuations of $18.8 million. The primary driver for the increase in net sales was the addition of 73 net new stores and 5 net new PetsHotels since November 3, 2013.

Comparable store sales are comprised of average sales per comparable transaction and comparable transactions, as follows:

	Thirty-Nine Weeks Ended
	November 2, 2014	November 3, 2013
Average sales per comparable transaction growth	2.0%	2.5%
Comparable transaction (decline) growth	(2.4)%	0.7%
Comparable store sales (decline) growth	(0.4)%	3.2%

During the thirty-nine weeks ended November 2, 2014, comparable store sales were negatively impacted by declining sales in our specialty business, as well as foreign currency fluctuations, which were partially offset by the impact of inflation. Sales from online websites we have operated at least one year, which are included in comparable store sales, were not material to comparable store sales for the thirty-nine weeks ended November 2, 2014, or November 3, 2013.

Merchandise sales were 87.7% and 88.0% of net sales for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively. As discussed above, we changed our merchandise categories to better align with how we review the business. The following table presents the percent of net sales of each merchandise category, with 2013 amounts conformed to the current presentation for comparability:

	Thirty-Nine Weeks Ended
Merchandise Category	November 2, 2014	November 3, 2013
Consumables	49.7%	49.1%
Hardgoods	26.3%	26.4%
Specialty	11.7%	12.5%

As a percent of net sales, merchandise sales declined 30 basis points, which was driven by an 80 basis point decline in the specialty business from slowing industry trends, a 10 basis point decline in hardgoods, and offset by a 60 basis point improvement in consumables from resetting this category in April 2014 and rebalancing shelf space for widely-distributed foods during both the thirteen weeks ended August 3, 2014, and November 2, 2014.

Services sales, which include professional grooming, boarding, and training and day camp for dogs, increased 5.0% to $609.7 million for the thirty-nine weeks ended November 2, 2014, compared to $580.5 million for the thirty-nine weeks ended November 3, 2013. Services sales represented 11.7% and 11.4% of net sales for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively. The increase in services sales was primarily due to continued strong demand for our grooming and boarding services, and the addition of new stores and PetsHotels since November 3, 2013.

PetSmart, Inc. and Subsidiaries

Other revenue included in net sales during the thirty-nine weeks ended November 2, 2014, which represents license fees and reimbursements for specific operating expenses charged to Banfield under the master operating agreement, comprised 0.6% of net sales, or $31.1 million, compared to 0.6% of net sales, or $29.0 million, for the thirty-nine weeks ended November 3, 2013.
Gross Profit
Gross profit decreased 35 basis points to 30.0% of net sales for the thirty-nine weeks ended November 2, 2014, from 30.3% for the thirty-nine weeks ended November 3, 2013. Merchandise margin was 35 basis points unfavorable, which was offset by 40 basis points of favorable services margin. Warehouse and distribution costs were 30 basis points unfavorable primarily due to costs associated with opening our new distribution center in Bethel, Pennsylvania, while rent and occupancy costs were 10 basis points unfavorable.

Operating, General, and Administrative Expenses
Operating, general, and administrative expenses as a percentage of net sales decreased to 20.6% for the thirty-nine weeks ended November 2, 2014, compared to 21.0% for the thirty-nine weeks ended November 3, 2013. Included in operating, general, and administrative expenses was $16.1 million, or 30 basis points, of one-time charges related to the Profit Improvement Program, discussed in more detail later in this section. These charges were offset by lower incentive compensation and expense management, partially offset by increased advertising expense.

Interest Expense, net
Interest expense, which is primarily related to capital lease obligations, was $38.9 million during the thirty-nine weeks ended November 2, 2014, compared to $39.5 million for the thirty-nine weeks ended November 3, 2013. Interest expense, net included interest income of $0.3 million and $0.6 million for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively.

Income Tax Expense
Income tax expense was $169.2 million for the thirty-nine weeks ended November 2, 2014, representing an effective tax rate of 37.8%, compared with the thirty-nine weeks ended November 3, 2013, when we had income tax expense of $161.1 million, representing an effective tax rate of 36.8%. The increase in the effective tax rate was primarily due to the impact of equity income and dividends received from Banfield in the thirty-nine weeks ended November 2, 2014. The effective tax rate is calculated by dividing our income tax expense, which includes the income tax expense related to our equity income from Banfield, by income before income tax expense and equity income from Banfield.

Equity Income from Banfield
Our equity income from our investment in Banfield was $16.1 million and $11.3 million for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively, based on our 21.0% ownership in Banfield.
Profit Improvement Program
In August 2014, management approved a multi-faceted plan designed to fundamentally restructure the cost base of our company to drive future profitability, which we refer to as the Profit Improvement Program. As a result of this program, we expect to fully implement actions by the end of fiscal year 2015 that we estimate will result in annual pre-tax cost savings of $200 million. Approximately 60% of the annual savings is expected to be realized in 2015, with the full value realized in 2016. The savings will be realized within both cost of goods sold and operating, general, and administrative expenses.
In connection with this program, we took actions during the thirteen weeks ended November 2, 2014, to reduce overhead costs. These actions are expected to deliver approximately $20 million of the total savings under this program. The savings we realized as a result of these actions during the thirteen weeks ended November 2, 2014, was $2 million. Going forward, we expect to achieve additional profit improvement savings by reducing costs within costs of goods sold, logistics, store operations and other corporate costs.
We currently expect total one-time charges associated with achieving these savings to be approximately $30 million, of which $16.1 million were incurred during the thirteen weeks ended November 2, 2014. We expect approximately $7 million of the remaining one-time costs will be incurred in the thirteen weeks ended February 1, 2015, for a total of approximately $23 million

PetSmart, Inc. and Subsidiaries

incurred in fiscal 2014. These charges are included in operating, general and administrative expenses in the Condensed Consolidated Statement of Income and Comprehensive Income.
The following table sets forth a summary of the charges related to our program:

(in millions)	Consulting Fees (1)	Severance-Related Costs (2)	Shut Down of Corporate Aviation Department (3)	Total
Balance at August 3, 2014	$—	$—	$—	$—
Charges	7.4	3.2	2.3	12.9
Non-cash charges	—	—	3.2	3.2
Balance at November 2, 2014	$7.4	$3.2	$5.5	$16.1
____________
(1) We have entered into consulting agreements relating to the different initiatives under the Profit Improvement Program that are designed to drive future profitability.

(2) Severance-related costs includes the elimination of 176 positions, or approximately 10% of our support group and field leadership positions, of which five positions were for our corporate aviation department.

(3) The $3.2 million represents the non-cash impairment charge for the corporate aircraft held for sale. The shut down of the corporate aviation department is further discussed in Note 5 to the Condensed Consolidated Financial Statements.

This report includes certain measures of our financial performance that are not calculated in accordance with accounting principles generally accepted in the United States of America, or "GAAP," including: non-GAAP adjusted income before income tax expense and equity income from Banfield; non-GAAP adjusted net income; and non-GAAP adjusted diluted earnings per common share. These non-GAAP performance measures are used by management to conduct and evaluate our business during regular reviews of operating results for the periods affected. Our primary internal financial reporting excludes these costs affecting comparability. Management and our Board of Directors utilizes these non-GAAP measures to make decisions about the uses of company resources, to analyze performance between periods, to develop internal projections and to measure management performance. In addition, the compensation committee of the Board will consider these non-GAAP measures when setting and assessing achievement of incentive compensation goals.

We believe these non-GAAP measures, which exclude one-time costs that are associated with our Profit Improvement Program, are useful to investors in evaluating our ongoing operating and financial results and understanding how such results compare with our historical results. We also believe excluding the items affecting comparability assists investors in developing expectations of future performance. By providing the non-GAAP measures, as a supplement to GAAP information, we believe we are enhancing investors’ understanding of our business and our results of operations. The non-GAAP financial measures are limited in their usefulness and should be considered in addition to, and not in lieu of, the comparable GAAP financial measures.

PetSmart, Inc. and Subsidiaries

The table below reconciles income before income tax expense and equity income from Banfield, a GAAP measure, to adjusted income before income tax expense and equity income from Banfield, a non-GAAP financial measure:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
GAAP Income before income tax expense and equity income from Banfield	$138.5	$139.7	$447.1	$437.8
Profit Improvement Program cost	16.1	—	16.1	—
Non-GAAP Adjusted Income before income tax expense and equity income from Banfield	$154.6	$139.7	$463.2	$437.8

The following table reconciles net income, a GAAP measure, to adjusted net income, a non-GAAP measure:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(in millions)	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
GAAP Net income	$92.2	$92.2	$294.0	$288.0
Profit Improvement Program cost	10.0	—	10.0	—
Non-GAAP Adjusted Net Income	$102.2	$92.2	$304.0	$288.0

The following table reconciles diluted earnings per common share, a GAAP measure, to adjusted diluted earnings per common share, a non-GAAP measure:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
(per share data)	November 2, 2014	November 3, 2013	November 2, 2014	November 3, 2013
GAAP Diluted earnings per common share	$0.92	$0.88	$2.95	$2.75
Profit Improvement Program cost per diluted common share	0.10	—	0.10	—
Non-GAAP Adjusted Diluted earnings per common share	$1.02	$0.88	$3.05	$2.75

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

We continuously assess the economic environment and market conditions to guide our decisions regarding our uses of cash, including capital expenditures, investments, dividends, and the purchase of treasury stock. On September 29, 2014, we acquired Pet360, Inc., or “Pet360,”an online pet specialty retailer, for a purchase price of $130.4 million, subject to customary post closing working capital adjustments. Consideration consisted of $130.4 million in cash, of which $10.0 million was deposited in an 18-month escrow as a source of funds to satisfy indemnification obligations of the former equity holders of Pet360 and is included in restricted cash on the Condensed Consolidated Balance Sheet. In addition, the former equity holders may be entitled to receive up to $30 million in additional cash (the "Earnout"), based on the extent to which certain financial performance thresholds are met over a period of time expiring during fiscal year 2016. This acquisition allows us to expand our online presence through the addition of Pet360’s family of e-commerce websites, digital media programs, and content websites in order to better serve pet parents across all distribution channels. We used our cash on hand, which is generated from operating activities, to fund this acquisition.

We typically fund our operations, new store and PetsHotel openings, store remodels, growth plans, and other initiatives with cash generated by operating activities. Receipts from our sales come from cash, checks, and third-party debit and credit cards, and therefore provide a significant source of liquidity. Cash is primarily used in operating activities to fund procurement of merchandise inventories and other assets, net of accounts payable and other accrued liabilities. Net cash provided by operating activities increased

PetSmart, Inc. and Subsidiaries

to $353.7 million for the thirty-nine weeks ended November 2, 2014, compared to $341.3 million for the thirty-nine weeks ended November 3, 2013. The increase was primarily the result of activity related to an investment in taxable securities for our Rabbi Trust. The taxable securities were purchased during the thirteen weeks ended November 3, 2013, but then sold during the thirteen weeks ended May 4, 2014, thus resulting in an $11.0 million change in other assets.

Net cash used in investing activities was primarily comprised of expenditures for opening new stores, reformatting existing stores, supporting our system initiatives with equipment and computer software, and continuing our growth plans and other initiatives. Net cash used in investing activities increased to $230.8 million for the thirty-nine weeks ended November 2, 2014, compared to $105.8 million for the thirty-nine weeks ended November 3, 2013. The increase in cash used for investing activities is primarily due to the acquisition of Pet360 during the thirty-nine weeks ended November 2, 2014. The cash paid of $120.2 million represents the total cash paid, less the $10.0 million held in escrow, offset by cash acquired from Pet360. There were no comparable transactions during the thirty-nine weeks ended November 3, 2013.

Net cash used in financing activities was $234.6 million for the thirty-nine weeks ended November 2, 2014, and primarily consisted of cash paid for treasury stock, cash dividends paid to stockholders, and payments of capital lease obligations. Net cash used in financing activities for the thirty-nine weeks ended November 3, 2013, was $272.0 million. Cash used in financing activities decreased in the thirty-nine weeks ended November 2, 2014, as compared to the thirty-nine weeks ended November 3, 2013, primarily due to a $125.4 million decrease in cash paid for treasury stock. This was partially offset by a $24.2 million increase in cash dividends paid to stockholders, due to timing differences in payment of the December 2012 and December 2013 dividends declared. This resulted in three dividend payments in the thirty-nine weeks ended November 2, 2014, and only two in the thirty-nine weeks ended ended November 3, 2013. Further offsetting the decrease in cash used in financing activities was a $21.7 million decrease in net proceeds from common stock issued under stock incentive plans as there were fewer option exercises, and a $20.5 million change in bank overdraft and other financing activities.
Operating Capital and Capital Expenditure Requirements
All our stores are leased facilities. We opened 56 new stores, acquired one store in the Pet360 acquisition, and closed three stores in the thirty-nine weeks ended November 2, 2014. Generally, each new store requires capital expenditures of approximately $0.6 million for fixtures, equipment, and leasehold improvements, approximately $0.3 million for inventory, and approximately $0.1 million for preopening costs. We expect total capital expenditures to be $140 million to $150 million for 2014, based on our plan to continue our store growth, remodel or replace certain store assets, enhance our supply chain, continue our investment in the development of our information systems, and improve our infrastructure.

Our ability to fund our operations and make planned capital expenditures depends on our future operating performance and cash flow, which are subject to prevailing economic conditions and to financial, business, and other factors, some of which are beyond our control.
Commitments
As of November 2, 2014, we had obligations to purchase $19.5 million of advertising through the remainder of 2014, and $31.6 million in 2015.

As of November 2, 2014, we had various commitments to purchase $10.8 million of merchandise from certain vendors through the remainder of 2014, and $103.5 million from 2015 through 2017.

During the thirteen weeks ended November 2, 2014, we entered into approximately $20 million of consulting arrangements in connection with our cost reduction and productivity initiatives related to our Profit Improvement Program. Several of these consulting arrangements are large scale projects and are expected to continue into 2015. Our remaining commitments under these consulting arrangements are $6.5 million for 2014, and $6.1 million for 2015.

There have been no other material changes in our contractual obligations since February 2, 2014. Information regarding our contractual obligations is provided in Part II, Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended February 2, 2014.

PetSmart, Inc. and Subsidiaries

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

As of November 2, 2014, February 2, 2014, and November 3, 2013, we had no borrowings and $13.7 million, $14.3 million, and $17.9 million, respectively, in stand-by letter of credit issuances under our Revolving Credit Facility.

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

We had $69.2 million in outstanding letters of credit, issued for guarantees provided for insurance programs, under our Stand-alone Letter of Credit Facility as of November 2, 2014, February 2, 2014, and November 3, 2013. We had $71.2 million in restricted cash on deposit as collateral as of November 2, 2014, February 2, 2014, and November 3, 2013.

Our Revolving Credit Facility and Stand-alone Letter of Credit Facility permit the payment of dividends if we are not in default and payment conditions, as defined in each respective agreement, are satisfied. As of November 2, 2014, we were in compliance with the terms and covenants of our Revolving Credit Facility and Stand-alone Letter of Credit Facility. The Revolving Credit Facility and Stand-alone Letter of Credit Facility are secured by substantially all our financial assets.
Share Purchase Programs
The following tables present our purchases of our common stock under the respective share purchase programs (in thousands):

			Thirteen Weeks Ended
Share Purchase Programs			November 2, 2014		November 3, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	405	$30,000
$535,000	September 2013	January 31, 2015	—	—	—	—
			—	$—	405	$30,000

			Thirty-Nine Weeks Ended
Share Purchase Programs			November 2, 2014		November 3, 2013
Authorized Amount	Date Approved by Board	Program Termination Date	Shares Purchased	Purchase Value	Shares Purchased	Purchase Value
$525,000	June 2012	January 31, 2014	—	$—	3,477	$234,076
$535,000	September 2013	January 31, 2015	2,026	130,000	—	—
			2,026	$130,000	3,477	$234,076

As of November 2, 2014, $287.9 million remained available under the $535.0 million program.

PetSmart, Inc. and Subsidiaries

Dividends
During the thirty-nine weeks ended November 2, 2014, the Board of Directors declared the following dividends:

Date Declared	Dividend Amount per Share	Stockholders of Record Date	Payment Date
March 19, 2014	$0.195	May 2, 2014	May 16, 2014
June 18, 2014	$0.195	August 1, 2014	August 15, 2014
October 2, 2014	$0.195	October 31, 2014	November 14, 2014
Related Party Transactions
We have an investment in MMI Holdings, Inc., which is accounted for under the equity method of accounting. MMI Holdings Inc. through a wholly owned subsidiary, Medical Management International, Inc., collectively referred to as “Banfield,” operated 855 full-service veterinary hospitals in our stores under the registered trade name of “Banfield, The Pet Hospital.” As of November 2, 2014, February 2, 2014, and November 3, 2013, our investment represented 21.4% of the voting common stock and 21.0% of the combined voting and non-voting stock of Banfield.

Our equity income from our investment in Banfield, which is recorded one month in arrears, was $6.2 million and $3.5 million for the thirteen weeks ended November 2, 2014, and November 3, 2013, respectively, and $16.1 million and $11.3 million for the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively. During the thirty-nine weeks ended November 2, 2014, and November 3, 2013, we received dividends from Banfield of $15.1 million and $20.9 million, respectively.

We recognized license fees and reimbursements for specific operating expenses from Banfield of $10.5 million during both the thirteen weeks ended November 2, 2014, and November 3, 2013, and $31.1 million and $29.0 million during the thirty-nine weeks ended November 2, 2014, and November 3, 2013, respectively, in other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. The related costs are included in cost of other revenue in the Condensed Consolidated Statements of Income and Comprehensive Income. Receivables from Banfield totaled $3.4 million, $3.3 million, and $3.3 million at November 2, 2014, February 2, 2014, and November 3, 2013, respectively, and were included in receivables, net in the Condensed Consolidated Balance Sheets.

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

PetSmart, Inc. and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures About Market Risk
As of November 2, 2014, there have been no material changes in the market risk information disclosed by us in our Annual Report on Form 10-K for the year ended February 2, 2014. More detailed information concerning market risk can be found in Part II, Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” of our Annual Report on Form 10-K for the year ended February 2, 2014.
Item 4. Controls and Procedures
Management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as of November 2, 2014. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or “Exchange Act,” means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure.

No changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the thirteen weeks ended November 2, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Based on the evaluation of our disclosure controls and procedures as of November 2, 2014, our chief executive officer and chief financial officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level and designed to meet the objective at the reasonable assurance level.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
In May 2012, we were named as a defendant in Moore, et al. v. PetSmart, Inc., et al., a lawsuit originally filed in the California Superior Court for the County of Alameda. PetSmart removed the case to the United States District Court for the Northern District of California. The complaint brings both individual and class action claims, first alleging that PetSmart failed to engage in the interactive process and failed to accommodate the disabilities of four current and former named associates. The complaint also alleges on behalf of current and former hourly store associates that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to properly calculate and pay vacation, failed to provide suitable seating, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory and civil penalties, and other relief, including attorneys' fees, costs, and injunctive relief. In January 2014, the parties entered a proposed settlement agreement to resolve this matter in line with reserves that were established for this case in the first and second quarters of 2013. The motion for preliminary approval of the settlement was filed on January 31, 2014. In March 2014, the court heard oral arguments on the motion for preliminary approval of the proposed settlement. In May 2014, the court approved the motion. Notices are expected to be mailed to potential class members in November 2014. In November 2014, the parties filed a Joint Stipulation regarding modifications to the settlement agreement which included among other things, an additional class representative, Jeanette Negrete, who has a related case pending, as described below, and her counsel as additional class counsel. A hearing on the final approval of the settlement is expected to be held in March 2015.

In September 2012, a former groomer filed a lawsuit against us captioned Negrete, et al. v. PetSmart, Inc. in the California Superior Court for the County of Shasta. The plaintiff seeks to assert claims on behalf of current and former California groomers that PetSmart failed to provide pay for all hours worked, failed to properly reimburse associates for business expenses, failed to provide proper wage statements, failed to properly calculate and pay vacation, and failed to provide timely and uninterrupted meal and rest periods. The lawsuit seeks compensatory damages, statutory penalties, and other relief, including attorneys' fees, costs, and injunctive relief. On June 14, 2013, we removed the case to the United States District Court for the Eastern District of California and subsequently filed a motion to transfer the case to the United States District Court for the Northern District of California. On November 1, 2013, the Court deemed the Negrete and the Moore actions related and the Negrete action was reassigned to the same judge overseeing the Moore action. All deadlines have been stayed until the case management conference, which is currently scheduled for February 2015.

Other than as set forth above, there have been no material developments in the legal proceedings included in Part I, Item 3 of, and Note 12 to the Consolidated Financial Statements contained in, our Annual Report on Form 10-K for the year ended February 2, 2014.
Item 1A. Risk Factors
In addition to the other information in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors,” in our Annual Report on Form 10-K for the year ended February 2, 2014, which could materially affect our business, financial condition or future results.

PetSmart, Inc. and Subsidiaries

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table shows our purchases of our common stock and the available funds to purchase additional common stock for each period in the thirteen weeks ended November 2, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Value That May Yet be Purchased Under the Plans or Programs(1)
August 4, 2014 to August 31, 2014	—	$—	—	$287,866,000
September 1, 2014 to October 5, 2014	—	$—	—	$287,866,000
October 6, 2014 to November 2, 2014	—	$—	—	$287,866,000
Thirteen Weeks Ended November 2, 2014	—	$—	—	$287,866,000
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

PetSmart, Inc.
(Registrant)

/s/ Carrie W. Teffner
Date:	November 26, 2014	Carrie W. Teffner
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Helen E. Wallace
Date:	November 26, 2014	Helen E. Wallace
Chief Accounting Officer
(Principal Accounting Officer)